Form 10-Q
period 1996-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1996-08-14
CIK 838875

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                 FORM 10-QSB
                           _________________________

                 Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

                        Commission File Number 0-21522

                       WILLAMETTE VALLEY VINEYARDS, INC.

               (Exact name of registrant as specified in charter)

                  Oregon                                93-0981021
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

                           _________________________

                 8800 Enchanted Way  S.E., Turner, Oregon 97392
                                 (503) 588-9463

               (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                           _________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   [X] YES       [ ] NO

                Number of shares of common stock outstanding as of
                                  June 30, 1996
                         3,785,356 shares, no par value
================================================================================

                        WILLAMETTE VALLEY VINEYARDS, INC.

                                  Balance Sheet


                                                     June 30,
                                                       1996        December 31,
                                                    (unaudited)        1995
ASSETS                                             -----------      -----------

Current assets:
     Cash and cash equivalents                     $     1,021      $   599,895
     Accounts receivable trade, net                    194,516          132,072
     Other receivable                                   19,324           18,727
     Inventories                                     1,924,660        1,890,048
     Prepaid expenses                                  129,682           64,211
     Deferred income taxes                              93,872           93,872
                                                   -----------      -----------
Total current assets                                 2,363,075        2,798,825

Vineyard development cost, net                         383,727          372,676
Property and equipment, net                          4,853,906        4,849,747
Investments                                            124,173          153,893
Notes receivable                                       133,730          129,002
Debt issuance costs,net                                 35,389           36,416
                                                   -----------      -----------
Total assets                                       $ 7,894,000      $ 8,340,559
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $   195,351      $   135,969
     Accrued commissions and payroll cost               55,898           94,816
     Other accrued liabilities                          12,555           14,756
     Grape payable                                           -          344,642
     Line of credit                                     29,492          161,300
     Current portion of long term debt                  66,493           66,493
                                                   -----------      -----------

     Total current liabilities                         359,789          817,976

Long-term debt                                       1,981,719        2,007,870
Deferred income taxes                                   56,938           56,938
                                                   -----------      -----------

Total liabilities                                    2,398,446        2,882,784
                                                   -----------      -----------
Shareholders' equity
     Common stock, no par value,
       10,000,000 shares authorized,
       3,785,356 shares issued outstanding           5,369,868        5,369,868

Retained earnings                                      125,686           87,907
                                                   -----------      -----------

Total shareholders' equity                           5,495,554        5,457,775

Total liabilities and shareholders' equity         $ 7,894,000      $ 8,340,559
                                                   ===========      ===========

    The accompanying notes are an integral part of this financial statement.

                         WILLAMETTE VALLEY VINEYARDS, INC.
                               Statement of Income
                                  (Unaudited)


                                 Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                 1996        1995         1996         1995
                               --------    --------    ----------  -----------
Revenues:
     Winery Operations       $ 971,469   $ 719,221   $ 1,674,777   $ 1,329,457
      Total Revenue            971,469     719,221     1,674,777     1,329,457
                               --------    --------    ----------  -----------

Cost of Sales:
     Winery operations         412,774     336,692        721,101      612,227
                               --------    --------     ----------   ----------

       Total Cost of Sales     412,774     336,692        721,101      612,227
                               --------    --------     ----------   ----------

Gross Margin                   558,695     382,529        953,676      717,230
                               --------    --------     ----------   ----------

Selling, general and
  administrative expenses      444,244     383,550        830,504      751,125
                               --------    --------     ----------   ----------

Other income (expense)
     Interest income             2,363       3,574          9,051       11,362
     Interest expense          (47,166)    (46,162)       (96,141)     (51,862)
 Other income                        -           -          1,697            -
                               --------    --------     ----------   ----------
                               (44,803)    (42,588)       (85,393)     (40,500)
                               --------    --------     ----------   ----------

Net income(loss)
  before income taxes           69,648     (43,609)        37,779      (74,395)
Income tax benefit                   -           -              -        9,000
                               --------    --------     ----------   ----------

Net income(loss)                69,648     (43,609)        37,779      (65,395)
Retained earnings (accumulated
 deficit), beginning of period  56,038      59,797         87,907       81,583
                               --------    --------     ----------   ----------

Retained earnings (accumulated
 deficit), end of period      $125,686     $16,188       $125,686      $16,188
                              =========    ========     ==========   ==========

Net income(loss)
  per common share             $  0.02     $ (0.01)       $  0.01      $ (0.02)
                               ========    ========     ==========   ==========

Weighted average number of
  common shares outstanding  3,785,356   3,785,356      3,785,356    3,785,356
                             ==========  ==========    ===========   ==========

    The accompanying notes are an integral part of this financial statement.

                          WILLAMETTE VALLEY VINEYARDS, INC.
                             Statement of Cash Flows
                                   (unaudited)

                                                      Six Months Ended June 30,
                                                        1996          1995
                                                   -----------     ------------
Cash flows from operating activities:
     Net income (loss)                              $   37,779     $   (65,395)
     Reconciliation of net income (loss)
       to net cash used for operating activities:
          Depreciation and amortization                172,128         139,323

          Changes in assets and liabilities:
               Accounts receivable trade               (62,444)         45,150
               Accounts receivable affiliated co             -         (72,650)
               Other receivable                           (597)           (870)
               Inventories                             (34,612)         71,052
               Prepaid expenses                        (51,371)        (44,368)
               Grape payable                          (344,642)       (211,399)
               Accounts payable                         59,382          78,690
               Accrued commisions and payroll cost     (38,918)        (74,894)
               Taxes payable                           (14,800)        (46,848)
               Deferred taxes                              700               -
               Accrued liabilities                      (2,201)        (17,028)
                                                    -----------     -----------

          Net cash used by operating activities       (279,596)       (199,237)
                                                    -----------     -----------

Cash Flow from investing activities
     Construction expenditures and
       purchases of equipment                         (170,271)       (708,849)
     Vineyard development expenditures                 (17,067)           (432)
     Change in investments                              29,720          (8,880)
     Change in notes receivable                         (4,728)          6,687
                                                    -----------     -----------

     Net cash used by investing activities            (162,346)       (711,474)
                                                    -----------     -----------

Cash Flows from financing activities:
     Line of credit borrowings                        (131,808)         84,376
     Capitalized loan fee                                1,027         (13,489)
     Mortgage loan funds                               (26,151)        686,085
                                                    -----------     -----------

Net cash provided by financing activities             (156,932)        756,972
                                                    -----------     -----------

Net decrease in cash and cash equivalents             (598,874)       (153,739)

Cash and cash equivalents:
     Beginning of period                               599,895         448,800
     End of period                                  $    1,021      $  295,061
                                                    ===========     ===========

    The accompanying notes are an integral part of this financial statement.

                        WILLAMETTE VALLEY VINEYARDS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1)  BASIS OF PRESENTATION

The interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and are allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation.

Effective July 1, 1994, Willamette Valley, Inc. Microbreweries Across America ("WVI"), an affiliated company, formed an administrative, accounting and stock transfer department to provide services to its subsidiaries and to any affiliated companies that elected to contract such services. Beginning July 1, 1994 until December 3, 1995, the Company contracted to purchase certain administrative, accounting, and stock transfer services from WVI rather than provide those services internally. On December 3, 1995, the Company added personnel to replace the services which, prior to this date, were provided by WVI.


2)  Inventories by major classifications are summarized as follows:

                                                 June 30,          December 31,
                                                   1996                1995
                                                ----------          ----------

Winemaking and packaging materials              $   74,430          $   71,725
Work-in-progress (costs relating                   544,345             942,189
  to unprocessed and/or unbottled
  wine products)
Finished goods (bottled wines                    1,305,885             876,134
  and related products)                         ----------          ----------
                                                $1,924,660          $1,890,048
                                                ==========          ==========

3)  Property and Equipment consist of the following:
                                                 June 30,          December 31,
                                                   1996                1995
                                                ----------          ----------

Land and improvements                          $  562,217          $  562,217
Winery building                                 1,300,410           1,300,410
Equipment                                       2,016,103           1,860,498
Hospitality Center                              2,246,903           2,232,236
                                               -----------         -----------
                                               $6,125,633          $5,955,361
Less accumulated depreciation                  (1,271,727)         (1,105,614)
                                               -----------         -----------
                                               $4,853,906          $4,849,747
                                               ===========         ===========

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                         1996       1995        1996       1995
                                        -----       ----        ----       ----
Tasting room and hospitality sales  $ 213,303   $176,569    $364,295   $293,410
On-site and off-site festivals        116,435     94,182     192,527    171,400
In state sales                        402,699    285,865     709,969    502,468
Out of state sales                    239,032    162,605     407,986    362,179
                                      -------    -------     -------    -------
Total Revenue                       $ 971,469   $719,221  $1,674,777 $1,329,457

Tasting Room and Hospitality sales for the three months ended June 30, 1996 increased 21% over the same period in 1995. For the first six months of 1996, the sales increased 24% over the same period in 1995. The increase in sales during 1995 was attributable to increased marketing and promotional efforts along with greater publicity of recent awards. Specifically, the Company received the prestigious gold medal awards for its 1994 OVB (Our Very Best) Chardonnay/Shea Vineyards from the Tasters Guild International and for its 1993 OVB Pinot Noir from the World Wine Championships. In addition, the Company's sales for rental of the new Hospitality room have increased $22,615 in the second quarter of 1996. This is a direct result of a promotional program initiated in 1996 to increase rental revenues by marketing our facility through direct phone contact and advertising at various local events. The Company has witnessed increased foot traffic in the tasting room from visitors who have returned to the winery as a direct result of attending an event in the Hospitality room.

On-site and off-site festival sales for the second quarter of 1996 increased 24% over the second quarter of 1995. For the first half of 1996, sales in this category increased 12% over the same period in 1995. The Company added some significant off-site events to its calendar thus increasing the revenue over 1995. In May of 1996 the Memorial Day Festival revenue increased nearly $3,000 over 1995. During the second quarter of 1996, the Company started a wine club not previously done in 1995 which generated an additional $3,500 in revenue. Additionally, the Company's new Hospitality Center is a highly-visible landmark near a major freeway which generates greater interest in the winery and its festivals.

Sales in the state of Oregon, through the Company's independent sales force, increased 41% in the second quarter of 1996 from the second quarter of 1995. For the first half of 1996, the sales increased 41% over the same period in 1995. The Company has hired an in-state sales manager who has added new accounts and better point-of-sale information, has improved sales management and has targeted sales of higher margin wines. The Company has made significant efforts in obtaining shelf space in several large grocery and wholesale warehouse chains in which the Company had no presence in 1995. Since the Company has grown to be the largest selling and most successful winery in Oregon (Oregon Liquor Control Commissions December 1995 comsumption report), our sales force has been able to secure more and better-located shelf space in 1996.

Out-of-state sales in the second quarter of 1996 have increased 47% over the second quarter of 1995. In the first half of 1996, these sales increased 13% over the first six months of 1995. This overall sales increase is a direct result of the efforts of the Company's new Sales Director who has focused on developing domestic and international markets. The Company now sells wine in 26 states and six foreign countries. The Company's wines have received significant awards in out-of-state competitions which has generated demand for the Company's products outside of the state and has made it possible to establish long-term agreements with brokers and distributors throughout the United States. In May of 1996, the Company made a large sale to its English wine broker in the amount of $69,560.


Gross Profit

Winery Operations
As a percentage of revenue, gross profit from the winery operations increased to 58% in the second quarter of 1996 as compared to 53% in the second quarter of 1995. For the first half of 1996, the gross profit from the winery operations increased to 57% from 54% in 1995. The Company began an aggressive program to better measure cost reduction through management meetings designed to monitor actual expenditures against the manager's own operating budget. With increased education and more frequent financial meetings, the company expects to better control the costs of goods. In the first half of 1996, the Company increased its prices both in the Retail and Wholesale departments. This resulted in an increase in the gross margin percentage over this same time period in 1995.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 16% to $444,244 in the second quarter of 1996 from $383,550 in the second quarter of 1995. Selling, general, and administration expenses for the first half of 1996 increased 11% to $830,504 from $751,125 over the same period in 1995. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 46% in the second quarter of 1996 from 53% in the second quarter of 1995. For the first six months of 1996, these costs, as a percentage of revenue, decreased to 50% in 1996 from 56% in 1995. The Company has started a program in which it has set percentage goals for management to achieve. The results of which has already shown up in the reduction in the percentage of S, G, & A of revenue, in both the second quarter of 1996 and the first half of 1996. The staff changes in late 1995 in which the Winery took over control from WVI of all administrative functions has greatly stabilized the staff and has reduced cost at the same time.

During the second quarter part of the increase in the quarterly cost was due to the increased sales volume. Commissions paid to the independent sales force increased about $ 45,000 over the same period in 1995. Since commissions are based on a percentage of revenue, there is no adverse affect in the income ratio.

Another significant increase was in the Retail Department for increase labor to staff the new Hospitality Center. This is offset in part by the increase in revenues generated from making the winery a major center for tourists, conventions, weddings and other meetings.

Other Income and Expense
Interest income decreased to $2,363 for the second quarter of 1996 from $3,574 for the second quarter of 1996. For the first half of 1996, the interest income decreased slightly to $9,051 from $11,362 in 1995.

Interest expense has increased to $47,166 in the second quarter of 1996 from $46,162 in 1995 due to the funds borrowed for the Hospitality Center. For the first half of 1996, interest expense has increased to $96,141 from $51,862. This increase was due to the fact that for the first months of 1995 part of expense was capitalized with the construction of the new Hospitality Center.

Income Taxes
Although the Company has a small net operating income at June 30, 1996, they do not anticipate any income tax liability for this period due to the annual difference between book and tax methods of calculating net income. There was no tax provisions for the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had a working capital balance of $2.0 million and a current ratio of 7:1. At December 31, 1995 , the Company had a working capital balance of $2.0 million and a current ratio of 3:1. The increase in the current ratio is primarily due to the final payment in the first half of 1996 for grapes purchased in the prior year. Also, as part of the increased crush for 1996, the Company has spent funds to purchase additional wine barrels and other equipment.

The  Company  obtained a line of credit of $500,000 from Farm Credit Services
during 1995 and will expire in March of 1997 .   At June 30, 1996, outstanding
borrowings against the line of credit totaled $29,492.

The Company has completed the new Hospitality Center located at the Winery and financed an increase in production capacity in 1995. This debt of nearly two million dollars from Farm Credit Service will be repaid over a term of twenty years. With the new Hospitality Center, the Company projects to increase rental activity in the next several years between $50,000 to $150,000. This expansion of the winery production facility increased its current capacity in 1995 of 49,000 cases of wine per year to 65,000 cases per year in 1996.

At June 30, 1996, the Company has entered into grape contracts for the 1995 fall production crop which amounts to approximately $1.243M.



                            PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  None.

         (b) No reports were filed on Form 8-K during the quarter for which this report is filed.



                                    SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WILLAMETTE VALLEY VINEYARDS, INC.




Date:________                   By: ______________________
                                        Kevin Chambers
                                        General Manager