Form 10QSB
period 1996-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1996-11-21
CIK 838875

===========================================================
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                _________________________

                       FORM 10-QSB
                _________________________

      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the Quarter Ended  September 30, 1996

                 Commission File Number 0-21522

              WILLAMETTE VALLEY VINEYARDS, INC.

     (Exact name of registrant as specified in charter)

       Oregon                                 93-0981021
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)       Identification Number)


                _______________________________


                  8800 Enchanted Way,  S.E.,
                     Turner, Oregon 97392
                       (503)-588-9463

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                ________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
[X] YES       [  ] NO

Number of shares of common stock outstanding as of
September 30, 1996
3,785,356 shares, no par value
===========================================================

            WILLAMETTE VALLEY VINEYARDS, INC.
                       Balance Sheet



                    September 30,
                        1996                   December 31,
ASSETS              (unaudited)                    1995
                    _____________              ____________
Current assets:
   Cash and cash
    equivalents     $       1,066              $    599,895
   Accounts receivable
    trade, net            317,617                   132,072
   Other receivable        28,122                    18,727
   Inventories          1,985,614                 1,890,048
   Prepaid and other
    current expenses       86,478                    64,211
   Deferred income taxes   93,872                    93,872
                    _____________              ____________

   Total current
    assets              2,512,769                 2,798,825

Vineyard development
 cost, net                379,941                   372,676
Property and equipment,
 net                    5,079,349                 4,849,747
Investments               124,173                   153,893
Notes receivable          136,120                   129,002
Debt issuance costs, net   34,869                    36,416
                    _____________              ____________

Total assets        $   8,267,221              $  8,340,559
                    =============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable $     296,270              $    135,969
   Accrued commissions
    and payroll cost       70,202                    94,816
   Other accrued
    liabilities            24,986                    14,756
   Grape payable                -                   344,642
   Line of credit         202,041                   161,300
   Current portion of
    long term debt         66,493                    66,493
                    _____________              ____________
   Total current
    liabilities           659,992                   817,976

Long-term debt          1,957,894                 2,007,870
Deferred income taxes      56,938                    56,938
                    _____________              ____________

Total liabilities       2,674,824                 2,882,784
                    _____________              ____________

Shareholders' equity:
   Common stock, no par value - 10,000,000
    shares authorized, 3,785,356 shares issued
    outstanding         5,369,868                 5,369,868

Retained earnings         222,529                    87,907
                    _____________              ____________
Total shareholders'
 equity                 5,592,397                 5,457,775
                    _____________              ____________
Total liabilities and
 shareholders'
 equity             $   8,267,221             $   8,340,559
                    =============             =============


     The accompanying notes are an integral part of this financial statement.


            WILLAMETTE VALLEY VINEYARDS, INC.
                  Statement of Income
                      (Unaudited)


            Three Months Ended
              September 30,           Nine Months Ended
                                        September 30,
                 1996       1995        1996        1995
               __________  _________  __________  __________
Revenues:
 Total
  Revenue     $1,152,093  $ 951,213  $2,826,870  $2,280,670

Cost of Sales:
 Winery
  operations     483,098    472,143   1,204,199   1,084,370
               __________  _________  __________  __________

Gross Margin     668,995    479,070   1,622,671   1,196,300
               __________  _________  __________  __________
Selling, general and
 administrative
 expenses        515,955    400,927   1,346,459   1,152,052
               __________  _________  __________  __________

Other income (expense)
 Interest income   2,747      3,368      11,798      14,730
 Interest
 expense         (51,262)   (45,285)   (147,403)    (97,147)
 Other income     20,030      2,408      21,727       2,408
               __________  _________  __________  __________

                 (28,485)   (39,509)   (113,878)    (80,009)
               __________  _________  __________  __________

Net income (loss) before
income taxes     124,555     38,634     162,334     (35,761)

Income tax       (27,712)         -     (27,712)      9,000
              __________  _________  __________  __________
Net income
 (loss)           96,843     38,634     134,622     (26,761)

Retained earnings
 (accumulated deficit),
 beginning of
 period          125,686     16,188      87,907      81,583
              __________  _________  __________  __________

Retained earnings
 (accumulated deficit),
 end of
 period         $222,529    $54,822    $222,529     $54,822
               =========  =========  ==========  ==========

Net income (loss) per
 common share   $   0.03    $  0.01    $   0.04     $ (0.01)
               =========  =========  ==========  ===========

Weighted average
 number of
 common shares
 outstanding   3,785,356  3,785,356   3,785,356   3,785,356
               =========  =========  ==========  ==========

    The accompanying notes are an integral part of this financial statement.

            WILLAMETTE VALLEY VINEYARDS, INC.
                 Statement of Cash Flows
                        (unaudited)
                            Nine Months Ended September 30,
                            _______________________________
                               1996                1995
                             __________           __________
Cash flows from operating
 activities:
 Net income (loss)         $  134,622           $   (26,761)
 Reconciliation of net
  income (loss)
  to net cash used for
  operating activities:
  Depreciation and
   amortization               265,856               173,548

  Changes in assets and
   liabilities:
   Accounts receivable
    trade                    (185,545)              (35,199)
   Accounts receivable
    affiliated co                   -               (69,978)
   Other receivable            (9,395)              (13,726)
   Inventories                (95,566)                2,180
   Prepaid  and other
    expenses                  (24,993)              (20,201)
   Grape payable             (344,642)             (198,203)
   Accounts payable           160,301               162,728
   Accrued commissions and
    payroll cost              (24,614)                    -
   Taxes payable               27,712               (39,597)
   Deferred taxes                   -               (70,440)
   Accrued liabilities        (14,756)              (10,319)
                             __________           __________

 Net cash used by
  operating activities       (111,020)             (145,968)
                             __________           __________

Cash Flow from investing activities
 Construction expenditures and
  purchases of equipment     (485,656)             (910,658)
 Vineyard development
  expenditures                (17,067)                 (435)
 Change in investments         29,720                (8,880)
 Change in notes receivable    (7,118)                8,792
                             __________           __________

 Net cash used by investing
  activities                 (480,121)             (911,181)
                             __________           __________

Cash Flows from financing activities:
 Line of credit borrowings     40,741               184,376
 Capitalized loan fee           1,547               (13,122)
 Mortgage loan funds          (49,976)              681,370
                             __________           __________

Net cash provided by
 financing activities          (7,688)              852,624
                             __________           __________

Net decrease in cash
 and cash equivalents        (598,829)             (204,525)

Cash and cash equivalents:
 Beginning of period          599,895               448,800
                             __________           __________

 End of period              $   1,066            $  244,275
                            ===========          ===========


    The accompanying notes are an integral part of this financial statement.



            WILLAMETTE VALLEY VINEYARDS, INC.
              NOTES TO FINANCIAL STATEMENTS


1)  BASIS OF PRESENTATION

The interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and are allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation. The financial should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 30, 1996. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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


2) Inventories by major classifications are summarized as follows:

                           September 30,        December 31,
                              1996                  1995
                           _____________        ____________

Winemaking and packaging
 materials                 $     39,646         $     71,725
Work-in-progress (costs relating
  to unprocessed and/or
  unbottled wine products)      110,799              942,189

Finished goods (bottled wines
  and related products)       1,835,169              876,134

                           $  1,985,614         $  1,890,048
                           ============         ============

3)  Property and Equipment consist of the following:

                           September 30,        December 31,
                               1996                 1995
                           _____________        ____________

Land and improvements      $    562,217         $    562,217
Winery building               1,314,133            1,300,410
Equipment                     2,314,579            1,860,498
Hospitality Center            2,250,088            2,232,236
                           _____________        ____________

                           $  6,441,017         $  5,955,361

Less accumulated
 depreciation                (1,361,668)          (1,105,614)
                           _____________        _____________

                           $  5,079,349         $  4,849,747
                           ============         ============









Management's Discussion and Analysis of
Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenue
The Company's revenues from winery operations are summarized as follows:

              Three Months Ended           Nine Months Ended
                 September 30,                September 30,
               1996        1995             1996        1995
             ________   ________         ________   ________

Tasting room
 and hospitality
 sales       $ 250,706  $213,719         $615,001   $507,129
On-site and
 off-site
 festivals     127,713   187,747          320,240    359,147
In-state sales 415,118   319,881        1,125,087    822,349
Out-of-state
 sales         358,556   229,866          766,542    592,045
            __________  ________        _________   ________

Total
 Revenue    $1,152,093  $951,213       $2,826,870 $2,280,670
            ==========  =========      ========== ==========

Tasting Room and Hospitality sales for the three months ending September 30, 1996 increased 17% over the same period in 1995. For the first nine months of 1996, these sales have increased 21% over the same period in 1995.
Hospitality rental income alone has grown $24,047 in 1996, versus same period in 1995. These rental revenue increases are the result of continuing facility promotion through businesses, agencies, civic groups, caterers, industry groups and visitor associations. The increase in rental use has also contributed to growth of foot traffic in the Tasting Room. Many rental visitors introduced to the winery and facilities at special events later return, with friends and family, to the Tasting Room to purchase wines and other merchandise.

In the third quarter, the Company experienced turnover of two key retail division positions. The existing employees chose to take new positions in related industry companies.
The first replacement hire was a new Retail Manager.  Eddie
Valente, formerly Food & Beverage Director of Salishan
Lodge, accepted our offer to lead the retail division.  Mr.
Valente was also Cellarmaster for Salishan which boasts one of the country's largest wine cellars. He brings much need wine expertise, as well as strong management skills to this leadership position. The second hire was a new Tasting
Room Supervisor. Sheila Haegerty took this important position. Ms. Haegerty has extensive experience in retail sales and restaurant management.

On-site and off-site festival sales for the third quarter decreased 32% as compared to the same period in 1995. For the first nine months of 1996, sales in this category decreased 11% versus 1995. The major decrease in this quarter was directly attributable to the elimination of our Oregon State Fair retail booth. The Company decided to eliminate this effort because it was unprofitable. Overall, the Company has decided to eliminate many off-site and restructure some on-site festivals to improve profitability. This sales arena contributed significantly to gross revenues, but many of the festivals did not break-even. Thus far, the Company has been able to replace these lost revenues with even greater sales increases in other divisions with lower operating costs. The net result has contributed to improved Company profitability.

Sales within Oregon, through the Company's self-distribution sales force, increased 30% in the third quarter versus 1995. For the first nine months of 1996, self-distribution sales have increased 37% over the same period in 1995. The Wholesale Sales Manager, Bruce Eskenazi, cited several new placements of the Company's wines as the main reasons for improved sales. These new placements include several Indian gaming restaurants, Oregon destination attractions and medium-sized chain restaurant chains. In addition, the Company has garnered significant new shelf space in several large grocery chains and wholesale warehouse chains. Since becoming Oregon's largest selling winery, the Company has been able to secure more and better-positioned shelf space in virtually every retail package outlet.

Out-of-state sales in the third quarter of 1996 increased
56% over the same period in 1995. Through the first nine months, these sales increased 29% versus 1995. The Company now sells wine in 28 states, the District of Columbia and six foreign countries. The Company continues to receive strong third-party endorsements via competitions and wine periodicals. This along with enhanced point-of-sale materials and on-going promotional efforts has contributed to growing demand for the Company's wines. In the third quarter the winery obtained a license to ship into Connecticut for the first time. Opening sales to that market totaled $134,000.

At present, the Company has all products on allocation in all markets. The Company is quite confident that demand is not yet being met in existing markets. Thus there is not only growth to be realized by opening new markets, but also in meeting demand in existing markets. The Company continues to pursue a strategy of global distribution for its products. Demand for American wine globally continues to grow. Presently, the Company is negotiating for representation in southeast Asia beginning in 1997.

Pinot Noir, which now constitutes about one-third of the Company's production, is among the fastest growing wine varietals. According to InfoScan reports, Pinot Noir sales in American retail stores have grown 47% over the past 52 weeks. In comparison, Chardonnay sales (the number one varietal wine) grew about 19% in the same time period. New consumers are coming into the wine category. Positive press regarding the healthful use of wine continues to stimulate demand. The Company expects demand for its wines to remain strong for the foreseeable future.

Gross Profit
As a percentage of revenue, gross profit from winery operations increased to 58% in the third quarter of 1996, as compared to 50% in the same quarter of 1995. For the first nine months of 1996, gross profit from winery operations increased to 57% from 52% in 1995. The Company has initiated an aggressive program to help control costs through monthly management meetings designed to monitor actual expenditures against each division manager's operating budget. Through better manager education and quick analysis of actual results, the Company has been able to better control cost of goods. In 1996, the Company has successfully increased prices in all sales venues. This resulted in an increase in the gross margin percentage over the same period in 1995.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 29% to $515,955 in the third quarter of 1996 from $400,927 in the third quarter of 1995. Selling, general and administrative expenses for the first nine months of 1996 increased 17% to $1,346,459 from $1,152,052 over the same period in 1995. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 45% in the third quarter of 1996 from 42% in the third quarter of 1995. Yet for the first nine months of 1996, these costs as a percentage of revenue decreased to 48% in 1996 from 50% in 1995. The Company has started an aggressive, expense control program teaching each department manager how to effectively work within a tight budget. The Controller meets with each department manager after each month-end to review in detail all monthly expenditures and compare the actual costs versus the budgeted costs. After which, each department manager develops a program to bring any budget variance under control. This effort is already yielding positive results as demonstrated by the reduction in selling, general, and administration expenses as a percentage of revenue in the first nine months of 1996. The staff changes in late 1995 in which the Company took over control from WVI of all administrative functions has greatly stabilized the staff and has reduced costs at the same time.

During the third quarter of 1996 part of the increase in expenses was due to the increased sales volume. Commissions paid to the independent sales force increased about $28,000 over the same period in 1995. Since commissions are based on a percentage of revenue there is no adverse affect in the income ratio.

Another significant expense increase was in the Retail Department for increased labor to staff the new Hospitality Center. This expense is partially offset by the increase in revenues generated from making the winery a major center for tourism, conventions, weddings and other meetings. In particular, for the third quarter of 1996, the Company's revenue from rental of its new Hospitality Center increased to $47,865 from $22,834 for the same period in 1995. This increase in revenues necessitated the hiring of more part-time staff to supervise events held at the winery after normal business hours, as well as additional supplies and equipment to operate at higher levels.

Other Income and Expense
Interest income decreased to $2,747 for the third quarter of 1996 from $3,368 for the third quarter of 1995. For the first nine months of 1996, the interest income decreased to $11,798 from $14,730 in 1995.

Interest expense has increased to $51,262 in the third quarter of 1996 from $45,285 in 1995 due to the funds borrowed to complete the Hospitality Center. For the first nine months of 1996, interest expense has increased to $147,403 from $97,147 in 1995. This large increase was due to the fact that for the first few months of 1995 part of expense was capitalized with the construction of the new Hospitality
Center.

Income Taxes
The Company generated net operating income at September 30, 1996 of $162,334. The Company anticipates income tax expense to be $27,712.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a working capital balance of $1.9 million and a current ratio of 4:1. At December 31, 1995, the Company had a working capital balance of $2.0 million and a current ratio of 3:1. The increase in the current ratio is primarily due to the final payment in the first half of 1996 for grapes purchased in the prior year. Also, as part of the increased crush for 1996, the Company has spent funds to purchase additional wine barrels and other equipment.

The Company obtained a line of credit of $500,000 from Farm Credit Services during 1995 which will expire in March of 1997. At September 30 1996, outstanding borrowings against the line of credit totaled $202,041. Since the Company intends to increase the quantity of grapes purchased at crush for the next several years, it has requested from Farm Credit Services to increase its line of credit to $1,000,000 to fund this increase in inventory. As of November 7, 1996, Farm Credit Services has agreed to the new credit limit.

The Company has completed the new Hospitality Center located
at the Winery and financed an increase in   production
capacity in 1995. This Debt of nearly two million dollars from Farm Credit Service will be repaid over a term of twenty years. With the new Hospitality Center, the Company projects to increase rental activity in the next few years to between $150,000 and $250,000 annually. The production expansion allowed the Company to increase its capacity from 49,000 cases of wine in 1994 to 65,000 cases in 1995.

In the third quarter of 1996, the Company revamped its production facility to enable it to process about 1,300 tons of grapes as compared to 890 tons harvested in 1995. This increased the capacity to in excess of 90,000 cases per year. It added one large press, six stainless steel fermentors, and several pieces of equipment to more efficiently process grapes at harvest. Also, in the spring of 1997, the Company will construct a 20,000 sq. ft. building to house the bottling line and store all of its case goods which are currently being stored off-site. To finance this new construction, the company has the approval from Farm Credit Service to increase its long term note by $1,200,000. The funds will be released in the fourth quarter of 1996.

At September 30, 1996, the Company has entered into grape contracts for the 1996 fall production crop which amounts to approximately $1,000,000. About 50% of these will be due to the growers on December 1, 1996. The Company intends to pay the growers from funds borrowed from its line of credit and retained earnings. The remaining 50% are due in the first part of 1997.

SUBSEQUENT EVENTS

On July 22, 1996, the company hired Joe Dobbes, Jr. as our full-time winemaker. He had been operating on a part time basis as a consulting winemaker since last fall. Mr. Dobbes is one of Oregon's most accomplished winemakers. His wines have received numerous gold medals in some of the most prestigious wine competitions. Just recently, his Sparkling Muscat was served at a White House dinner. For the past five years, he served as winemaker for Hinman Vineyards/Silvan Ridge. Prior to that he was with Eola Hills Winery for two years and Elk Cove Vineyards for two years. Joe developed his winemaking skills by working in several fine wineries in Burgundy, France, Domaine George Roumier in Chambolle-Musigny and Domaine des Comtes Lafon in Meursault. He began his career in 1985 at Weingut Erbhof Tesch Winery in Germany.







            WILLAMETTE VALLEY VINEYARDS, INC.

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


WILLAMETTE VALLEY VINEYARDS, INC.




Date:_________________________________By /s/ Kevin Chambers
                                         Kevin Chambers
                                         General Manager






                          SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLAMETTE VALLEY VINEYARDS, INC.





Date:_______________________ By: /S/ Kevin Chambers
                                 Kevin Chambers
                                 General Manager