Form 10KSB40
period 1996-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-03-31
CIK 838875

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996           Commission File No 0-21522


                          WILLAMETTE VALLEY VINEYARDS, INC.

                  (Name of Small Business Registrant in Its Charter)
OREGON                                                                93-0981021
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                            identification number)
                               8800 Enchanted Way, S.E.
                                   Turner, OR 97392
                       (Address of principal executive offices,
                                 including zip code)

                                    (503) 231-7616
                 (Registrant's telephone number, including area code)
                               ------------------------
       Securities registered pursuant to Section 12(b) of the Act: Common Stock

          Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  [X]   NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB [X].

                                                       As of December 31, 1996
                                                       -----------------------

Registrant's revenues for its most recent fiscal year:             $ 4,235,020

Aggregate market value of the voting stock held by
non-affiliates of the Registrant based upon the closing
price on February 28, 1997, as reported on NASDAQ:                  $8,880,231

Number of shares of Common Stock outstanding:                        3,785,356

Transitional Small Business Disclosure Format:  YES [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of this Report.

                          WILLAMETTE VALLEY VINEYARDS, INC.
                                  FORM 10-KSB INDEX

                                        PART I
                                                                        Page
                                                                        ----
Item 1.       Description of Business                                     3

Item 2        Description of Property                                    10

Item 3.       Legal Proceedings                                          10

Item 4.       Submission of Matters to a Vote of Security Holders        10

                                       PART II

Item 5.       Market for Common Equity and Related Stockholder Matters   10

Item 6.       Management's Discussion and Analysis or Plan of Operation  11

Item 7.       Financial Statements                                       16

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        16

                                       PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act                                               16

Item 10.      Executive Compensation                                     16

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management                                                 16

Item 12.      Certain Relationships and Related Transactions             16

Item 13.      Exhibits and Reports on Form 8-K                           17

              Signatures                                                 20

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $3 to $7, $7 to $14 and over $14 per bottle, respectively). The Company's wines are made from grapes grown at its vineyard (the "Vineyard") and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. The Company's Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.

Products

    Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750ml bottles: Pinot Noir, Chardonnay, Pinot Gris, White Riesling, Dry Riesling, Gewurztraminer and Oregon Blossom (blush blend). Under the WVV' label, the Company sells the following varieties in 750ml bottles: Merlot, Cabernet Sauvignon, Edelweiss, Oregon's Nog and White Nog. The Company produces and sells the following types of wine in 1.5 liter bottles: White Riesling, Pinot Noir and Chardonnnay. The
Company also produces White Riesling, Dry Riesling, Pinot Noir, Oregon
Blossom and Chardonnay premium wines in 12-liter, bag-in-the-box packaging for restaurants (on-premise). Under its 'Oregon Trail' label, the Company currently produces and sells only Pinot Noir and Chardonnay in 750 ml bottles.

Market Overview

    Wine Consumption Trends. Wine consumption in the United States declined from 1987 to 1994 due to increased consumer health concerns and a growing awareness of alcohol abuse. That decline was led by sharp reductions in the low-cost, non-varietal ("jug") wine and wine cooler segments of the market which, prior to 1987, were two of the fastest growing market segments. Beginning in 1994, per capita wine consumption began to increase, and
continued to do so through 1996.   Nevertheless, the Company believes that
consumption of jug wines and wine coolers will continue to decline over the next few years, it estimates that premium, super premium and ultra premium wine consumption will experience a moderate increase over the same period. Consumers have restricted their drinking of alcoholic beverages and view premium, super premium and ultra premium wines as a beverage of moderation. The Company believes this change in consumer preference from low quality, inexpensive wines to premium, super premium and ultra premium wines reflects, in part, a growing emphasis on health and nutrition as a principal element of the contemporary lifestyle as well as an increased awareness of the risks associated with alcohol abuse.

    The Oregon Wine Industry. Oregon is a relatively new wine producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 1996, there were 113 commercial wineries licensed in Oregon and over 7,500 acres of wine grape vineyards, 5,800 acres of which are currently producing. Total production of Oregon wines in 1996 is estimated by the Company to be approximately 975,000 cases. Oregon's entire 1996 production would have an estimated retail value of approximately $97.5 million, assuming a retail price of $100 per case, and a wholesale value of approximately one-half of the retail value, or $48.75 million.

    Because of climate, soil and other growing conditions, the Willamette Valley in Western Oregon is ideally suited to the growing of superior quality Pinot Noir, Chardonnay, Pinot Gris and White Riesling wine grapes. Some of Oregon's Pinot Noir and Chardonnay wines have developed outstanding reputations winning numerous national and international awards.

    Oregon wine producers enjoy certain cost advantages over their California and French competitors due to lower costs for grapes, vineyard land and winery sites. For example, the average cost of unplanted vineyard land in Napa County, California is approximately $40,000 per acre as compared to approximately $4,000 per acre in Oregon. In the Burgundy region of France, virtually no new vineyard land is available for planting.

    Oregon does have certain disadvantages, however. As a new wine producing region, Oregon's wines are relatively little-known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages. Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early Autumn. If significantly above average rains were to occur during critical growing periods or just prior to the Autumn grape harvest, the quality of harvested grapes could materially diminish thereby affecting that year's wine quality. Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in at least 14 commercial vineyards in Oregon. Contrary to the California experience, the Company believes most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera constitutes a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted. As of December 31, 1996, the Company has not detected any phylloxera in any of its vineyards. Of the Company's 50 acres of planted vineyard, 25 acres have been planted with phylloxera-resistant rootstocks.

    Several significant developments in the Oregon wine industry have taken place over the past ten years. Robert J. Drouhin, a well-known producer of French wines, purchased vineyard land near Dundee, Oregon on which he has planted a vineyard and constructed a winery. Napa Valley's Girard and Stag's Leap Wineries have formed a partnership and purchased vineyard land in the Willamette Valley where they have planted a vineyard and begun harvesting Pinot Noir grapes. Brian Croser (a noted Australian winemaker), in partnership with Cal Knudsen (an original investor in Erath Vineyards) and the French Champagne firm, Taittinger, established the Dundee Wine Company. Sold under the Argyle' label, Dundee has received recognition for sparkling wines, Dry Riesling, Chardonnay and Pinot Noir. In 1992, a vineyard consisting of over 200 acres of Pinot Noir grapes was planted by a California vineyard investor across Interstate 5 and within sight of the Company's Winery.

    The largest development in the Oregon wine industry is King Estate Winery, which is located 22 miles southwest of Eugene. The facility was completed in 1994 and is approximately 100,000 square feet in size surrounded by a 180 acre vineyard. The Company estimated King Estate's wine production in 1996 to be 250,000 gallons. King Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls.
 The Benziger family created the huge Glen Ellen wine brand in California, before selling it off to Brown-Forman about three years ago. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased international recognition to the quality of Oregon wines.

    As a result of these factors, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company further believes that over the next 20 years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company.

Company Strategy

    The Company, as one of the largest wineries in Oregon, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra premium wine; and (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally. The Company's goal is to continue as one of Oregon's largest wineries, gaining a reputation for producing some of Oregon's finest, most sought after wines.

    Based upon several highly regarded surveys of the U.S. wine industry the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve annual production levels between 100,000 and 200,000 cases; (iii); build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location and successful self-distribution). The Company has designed its strategy to address each of these attributes.

    To successfully execute this strategy, the Company grows and purchases selected, high-quality varietal wine grapes which can be vinified into premium, super premium and ultra premium wine. To produce superior quality wine, the Company has assembled a team of well-known, accomplished winemaking professionals, and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the crushing, pressing and fermentation of wine grapes.

    The Company's marketing strategy is to sell its premium bulk-packaged wines to restaurants and its premium, super premium and ultra premium cork finished wine through a combination of (i) direct sales at the Winery, (ii) self-distribution to local and regional restaurants and retail outlets, and
(iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible. Most of the Company's wines are sold under its Willamette Valley Vineyards label.

    The Company believes the location of its Winery next to Interstate 5, Oregon's major north-south freeway, significantly increases direct sales to consumers and facilitates self-distribution of the Company's products. The Company believes this location provides high visibility of the Winery to passing motorists, thus enhancing recognition of the Company's products in retail outlets and restaurants. The addition of the Company's Hospitality Center, in 1995, has further increased the Company's direct sales and enhanced public recognition of its wines.

    The Company markets its premium bulk-packaged wines to restaurants for sale as the restaurants' "house wine." The Company believes consumers are most often exposed to new wines at restaurants. If satisfied with the Company's premium "wine by the glass" served in restaurants, the Company believes these consumers are likely to develop brand loyalty and purchase the Company's cork-finished wines at retail outlets for consumption at home and on other occasions.

Vineyard

    The Property. The Company's Vineyard currently has 50 planted acres and 39 producing acres which includes 17 acres of Pinot Noir and 8 acres of White Riesling grape vines planted in 1985. The Company planted 8 acres of Pinot Gris vines in May 1992 and 6 acres of Chardonnay (Espiguette clone) vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot Gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

    The Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it will increase production and improve grape quality over traditional designs.

    Over the long-term, management believes the Company should acquire and plant at least 200 additional acres of vineyard land. At full production, this new vineyard, in combination with the existing 50 acre Vineyard, should enable the Company to grow approximately 50% of the grapes needed to meet the Winery's ultimate production capacity of 250,000 gallons (104,000 cases).

    Grape Supply. Grapes grown in the Vineyard will assure the Company a constant, though small supply of high quality grapes. This supply of grapes establishes a foundation of quality upon which the purchase of additional grapes is built. In addition, wine produced from grapes grown in the Company's own Vineyard may be labeled as "Estate Bottled" wines. These wines traditionally sell at a premium over non-estate bottled wines.

    In 1996, the Company's 39 acres of producing vineyard yielded approximately 120 tons of grapes for the Winery's eighth crush. An additional 1,170 tons of grapes were purchased in 1996. The Company estimates that its 1996 vintage will consist of approximately 210,000 gallons (88,328 cases). The Winery's total wine production in 1996 was 150,206 gallons (63,178 cases). The Company plans to purchase an additional 20,000 gallons of wine in 1997 to help meet demand for its products. The Vineyard can not and will not provide the sole supply of grapes for the Winery's near-term production requirements.

    The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. While the Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company's requirements, the Company does not have binding sale commitments from grape growers in sufficient quantity to supply the Winery with an adequate amount of grapes to meet its projected production needs for 1997. Accordingly, no assurance can be given that sufficient quantities of high quality grapes will be available to the Company at reasonable prices.

    To help ensure that the Company will have an adequate supply of high quality grapes in the future, the Company is in the process of negotiating several binding long-term supply contracts with established grape growers. The Company expects to sign several of these contracts in the near future. In addition, assuming the Company completes its planned acquisition of Tualatin Vineyards, management expects that an additional 50 to 100 tons of grapes not committed to production of wine for sale under Tualatin's label will become available to the Company annually from Tualatin's vineyard as well as an additional 70 acres of plantable vineyard land.

    Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, White Riesling and Pinot Gris. The Company believes that the Vineyard's growing conditions including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in the famous viticultural regions of France. Western Oregon's latitude (42DEG. -46DEG. North) and relationship to the eastern edge of a major ocean is very similar to the centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except the great wine grape regions of Northern Europe. The Company's property is located at the same latitude as the famous Chateau Lafite vineyards in Bordeaux, France.

    The Vineyard's soil type is Jory/Nekia, a dark reddish-brown silty clay loam over basalt bedrock noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

    The Vineyard's elevation ranges from 533 feet to 700 feet above sea level with slopes from 2 percent to 30 percent (predominately 12-20 percent). The Vineyard's slope is oriented to the south, southwest and west. Average annual precipitation at the Vineyard is 41.3 inches, average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year's frost-free season averages from 190 to 210 days. These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions which produce high quality wine grapes.

    In the Willamette Valley, permanent vineyard irrigation is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard. However, if the need should arise, the Company's property contains two water wells which can sustain a combined output of 35.5 gallons per minute. This is sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions.

Winery

    Wine Production Facility. The Company's Winery, built at an initial cost of approximately $1,000,000, is structurally capable of producing up to 250,000 gallons (104,000 cases) of wine per year, depending on the type of wine produced. In 1996, the Winery produced 150,206 gallons (63,178 cases) of wine. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases. It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed.

    Construction of Hospitality Facility. In May 1995, the Company completed construction of a large tasting and cellaring facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center enables visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center has been joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 3000 barrels of wine for aging.

    Just outside the Hospitality Center, the Company has landscaped a park consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the hospitality facility forms a 20,000 square foot quadrangle. As designed, the quadrangle can be covered by a removable fabric top making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events.

    The Company believes the addition of the Hospitality Center, and the park and quadrangle make the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

    Mortgage on Property. The Company's Vineyard, Winery and Hospitality Center are subject to a mortgage with a principal balance of $3,170,000 at December 31, 1996, which is an increase of $1,095,637 over the principal balance of $2,074,363 at December 31, 1995. The mortgage is payable in annual installments of approximately $375,000 through 2005. The increase in the mortgage was used principally for the following purposes: (i) $650,000 to complete a 20,000 square foot storage facility in May 1997, and (ii) $500,000 to expand the production facility by adding fermentation tanks and barrels to meet the increased production in that year and future years.

    Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with the latest technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

    Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

                        Tons of
                        Grapes                                    Case
Vintage Year            Crushed              Gallons              Equivalents
------------            -------              -------              -----------
  1989                   203                 31,400                 13,200
  1990                   206                 31,900                 13,400
  1991                   340                 52,600                 22,100
  1992                   565                 90,622                 38,237
  1993                   633                 97,514                 41,145
  1994                   590                 96,097                 40,411
  1995                   885                127,671                 53,693
  1996                  1290                150,206                 63,178

     Since sales of the Company's wine have been increasing at a rate of about 30% in each of the last three years, it has become necessary to purchase bulk wine and increase the 1996 harvest and crush to insure that the Company will have sufficient inventory to meet future sales needs.

    The Company's long-term strategy is to produce premium bulk-packaged wines for sale to restaurants in 1.5 liter bottles and 12-liter containers and premium, super premium and ultra premium cork-finished wines in 750 ml bottles for sale primarily to wine specialty stores, restaurants and supermarkets, as well as directly to consumers through the Winery. The premium bulk-packaged wines will be produced primarily to increase the overall production of the Winery, thereby reducing the Winery's fixed cost per gallon of wine produced. Sale of premium bulk-packaged wines will also build label recognition since these wines will be primarily sold to restaurants and served as restaurants' "house wine" (i.e., wine-by-the glass). The Company believes wine consumers will positively associate the Company's bulk-packaged house wines served in restaurants with the Company's cork-finished wines sold in retail outlets thus enhancing sales of the latter. The Company anticipates the retail price of its bulk-packaged wines will be $2.50 to $5.00 per five-ounce glass.

Sales and Distribution

    Marketing Strategy. The Company markets its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon, directly through mailing lists, and through distributors and wine brokers who sell in specific targeted areas out of the state of Oregon. As the Company increases production volumes and achieves greater brand recognition, sales to other domestic and foreign markets have increased both in terms of absolute dollars and as a percentage of total Company sales.

    Direct Sales. The Company's Winery is located adjacent to the state's major freeway (Interstate 5), approximately 2 miles south of the state's third largest metropolitan area (Salem), and 50 miles in either direction from the state's first and second largest metropolitan areas (Portland and Eugene, respectively). The Company believes the Winery's unique location along Interstate 5 has resulted in a greater amount of wines sold at the Winery as compared to the industry standard for other Oregon wineries. Direct sales from the Winery are an important distribution channel and an effective means of product promotion. To increase brand awareness, the Company offers educational Winery tours and product presentations by trained personnel.

    The Company holds eight major festivals and events at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given. Numerous private parties, wedding receptions, political and other events are also held at the Winery. Finally, the Company participates in many wine and food festivals throughout Oregon. Each of these events results in direct sales of the Company's wines and promotion of its label to event attendees.

    Direct sales are profitable because the Company is able to sell its wine at retail prices rather than to distributors at distributor prices or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin of the difference between retail prices and distributor or wholesale prices, as the case may be.

    Self-Distribution. The Company has established a self-distribution program to sell its wines to restaurant and retail accounts located primarily in the Willamette Valley. The self-distribution program currently consists of 18 sales representatives who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 1996.
The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley where approximately 70% of Oregon's population resides.

    The Company has expended significant resources to establish its self-distribution program. The program initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern and central Oregon. For 1996, approximately 41% of the Company's total sales were attributable to self-distribution, up from 38% in 1995.

    Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated a knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized. The Company does not rely solely upon any distributor or wine broker in a particular geographic area, but rather tries to develop and maintain relationships with restaurants and retail outlets directly through Winery personnel and the Company's shareholders.

    Shareholders. As a consumer-owned company, the Company has a unique marketing opportunity not available to its competitors. The Company has approximately 4,500 beneficial shareholders comprised of approximately 6,000 wine consumers since many shares are held jointly by family members. The Company believes its shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

    The Company encourages its shareholders to consume the Winery's products and promote them to their friends and business associates. The Company's shareholders have been very active throughout the Winery's operations, providing valuable assistance at little or no cost. Throughout the year, shareholders have helped with cellaring duties. Over 300 shareholders have qualified with the Oregon Liquor Control Commission as licensed wine servers and have poured wine at various Winery events. The Winery's tasting facilities are often staffed with volunteer shareholders. With their own personalized Company business cards, shareholders have made numerous contacts with restaurants and retail outlets interested in selling the Company's wines. The Company views its shareholders as an army of volunteer marketers promoting the Company's products to their friends and acquaintances in both social and business settings. On an ongoing basis, shareholders provide valuable leads and feedback to the Company's management and staff.

    Tourists. Oregon wineries are experiencing an increase in on-site visits by consumers. In California, visiting wineries is a very popular leisure activity. Napa Valley is California's second-largest tourist attraction with over 2.5 million visitors in 1987. Wineries in Washington are also experiencing strong interest from tourists. Chateau Ste. Michelle, located near Woodinville, Washington, attracts approximately 200,000 visitors per year.

    The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park which, in 1985, was Oregon's eleventh most visited tourist attraction (fifth among those charging admission). The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 200,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park which contains approximately 110 overnight vehicle sites. The Company believes that some of the visitors to the Enchanted Forest and RV Park also visit the Winery. More important, the Company believes its convenient location, adjacent to Interstate 5, will enable the Winery to attract a significant number of visitors.

Competition

    The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California and Washington, which, like the Company, produce premium, super premium, and ultra premium wines. Wine production in the United States is dominated by large California wineries which have significantly greater financial, production, distribution and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. Several Oregon wineries, however, are older and better established and have greater label recognition than the Company.

    The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality and price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors.
 The Company has received good reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Large production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand. Furthermore, the Company believes that its ultimate forecasted production level of 250,000 gallons (104,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

Governmental Regulation of the Wine Industry

    The production and sale of the Company's wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon.
 In addition, all states in which the Company's wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of waste water, it is regulated by the Oregon Department of Environment Quality. The Company has secured all necessary permits to operate its business.

    Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state. Therefore, it is possible that the overall competitive climate resulting from such legislative developments could result in growth opportunities for premium, super premium, and ultra premium table wines if a heavier tax is imposed on lower end wines and other alcoholic beverages.

Employees

    As of December 31, 1996 the Company had 25 full-time employees and 6 part-time employees. In addition the Company hires additional employees for seasonable work as required. The Company's employees are not represented by any collective bargaining unit. The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

    See "DESCRIPTION OF BUSINESS -- Winery" and "-- Vineyard".


ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company's management does not know of any such action being contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ system under the symbol "WVVI." The table below sets forth for the quarters indicated the high and low sales prices for the Company's common stock as reported on the NASDAQ system. The Company's common stock began public trading on September 13, 1994. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

           Quarter Ended                   High                      Low
           -------------                   ----                      ---
         December 31, 1996                $3.50                     $2.50
         September 30, 1996               $3.50                     $2.00
         June 30, 1996                    $3.62                     $2.75
         March 31, 1996                   $3.75                     $2.75

         December 31, 1995                $4.00                     $2.62
         September 30, 1995               $4.62                     $2.38
         June 30, 1995                    $4.62                     $3.00
         March 31, 1995                   $5.00                     $3.25

    As of December 31, 1996, there were 3,770 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name.

    The Company has not paid any dividends on the Common Stock, and it is not anticipated that any dividends will be paid by the Company in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

    This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful completion of the proposed acquisition of Tualatin Vineyards and assimilation of Tualatin's business with that of the Company (see "Subsequent Event--Proposed Acquisition of Tualatin Vineyards, Inc.), and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

    Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past the Company has reported a net loss or modest net income during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 1997. Sales volume tends to increase during summer and fall periods when many on-site and off-site festivals are held in advance of holiday periods which usually last two months.

    The following table sets forth certain information regarding the Company's revenues from winery operations for each of the last eight fiscal quarters:

                                      Fiscal 1996 Quarter Ended(1)          Fiscal 1995 Quarter Ended
                                      ----------------------------          -------------------------
                                             (in thousands)                      (in thousands)

                                     3/31    6/30    9/30    12/31     3/31     6/30     9/30      12/31
                                     ----    ----    ----    -----     ----     ----     ----      -----
Tasting room and retail sales       $151     $213    $251    $367      $117     $176     $214      $433

On-site and off-site festivals        76      116     128     154        77       94      187       170

In-state sales                       307      403     415     640       217      286      320       571

Out-of-state sales                   169      239     358     347       199      163      230       184
                                     ----    ----    ----    -----     ----     ----     ----      -----
Total winery revenues                703      971    1152   1,508       610      719      951     1,358
                                     ----    ----    ----    -----     ----     ----     ----      -----
                                     ----    ----    ----    -----     ----     ----     ----      -----

Period to Period Comparisons

    Revenue. The following table sets forth, for the periods indicated, select revenue data from winery operations:

                                                      Year Ended December 31(1)
                                                   ----------------------------
                                                          (in thousands)

                                                      1996      1995      1994
                                                      ----      ----      ----
Tasting room and retail sales.....................   $  982    $  940    $  867

On-site and off-site festivals....................      474       528       445

In-state sales....................................    1,765     1,394     1,266

Out-of-state sales................................    1,113       776       291
                                                     ------     -----    ------

Revenues from winery operations...................   $4,334    $3,638    $2,869
                                                     ------    ------    ------
                                                     ------    ------    ------

(1) Revenue for 1996 is reflected before payment of excise taxes of $99,219

    1996 Compared to 1995. Tasting room sales for the year ended December 31, 1996 increased 4% to $981,804 from $940,327 for the same period in 1995, principally as a result of an increase in rental income from the Hospitality Center. This rental income comes primarily through weddings, business meetings and educational conferences held at the Winery's Hospitality Center. This increase in rental days results in increased foot traffic in the tasting room. Many rental visitors who are introduced to the Winery and tasting room facility later return to purchase wine and participate in Winery events.

    On-site and off-site festival sales for the year ended December 31, 1996 decreased 10% to $474,405 from $528,158 for the same period in 1995, due principally to the Company's decision to eliminate its retail booth at the Oregon State Fair. The Company decided to eliminate this event along with several smaller off-site events because the events proved to not be profitable. The Company has been able to replace these lost revenues with increased sales in other divisions with lower operating costs, and believes the net result has contributed to improved Company-wide profitability.

    Wholesale sales in the state of Oregon for the year ended December 31, 1996, through the Company's independent sales force, increased 27% to $1,765,340 from $1,393,429 for the same period in 1995. The increase in sales is primarily attributable to a focus on new wine accounts, better point-of-sale information, improved sales management and targeting sales of higher margin wines. In large, due to the Company being one of the largest producers of wine in Oregon, the Company has secured significant additional and better positioned shelf space in several chain stores over this time last year. One major discount chain placed the Company's products in several new locations in 1996 which resulted in approximately $90,000 additional sales in that chain.

    Out-of-state sales for the year ended December 31, 1996 increased 43% to $1,112,690 from $775,808 for the same period in 1995. The Company now sells wine in 28 states as compared to 22 states in 1995. In the third quarter of 1996, the Company obtained a license to distribute its product in Connecticut for the first time. Revenue in the state of Connecticut for 1996 was $186,000.

       Pinot Noir, which now constitutes about one-third of the Company's production, is among the fastest growing wine varietals. According to InfoScan reports, Pinot Noir dollar sales in U.S. retail stores (those with scanners) grew 28% over the 52-week period ending January 5, 1997. In comparison, Chardonnay sales (the number one varietal wine) grew 17% in the same time period. New consumers are coming into this wine category. Positive press regarding the healthful use of wine continues to help stimulate demand. The Company expects demand for its wines to remain strong for the foreseeable future.

       For the first time in 1996, the Company has restated its income statement to subtract its excise taxes from the gross revenue to equal a net revenue. Since the Company only collects the excise tax for payment to the Bureau of Alcohol, Tobacco, and Firearms, and Oregon Liquor Control Board, these taxes should not be considered as a legitimate expense for the Company. The total excise taxes collected in 1996 was $99,219 as compared to $87,599 in 1995. The 1995 and 1994 excise taxes were included in the "selling, general, and administrative expenses" in the Company's audits for those years.

    As a percentage of net revenue after removing the excise taxes, gross profit for all winery operations was 56% for fiscal year 1996 as compared to 52% for 1995. In the first half of 1996, the Company increased its prices in all sales venues. This resulted in an increase in the gross margin percentage over the same period in 1995. Also, in 1996, the Company sold 2,000 cases more Chardonnay and Pinot Noir than it did in 1995. The margins on these two wines are significant higher than the margins of the Company's remaining wines.

    Selling, General, and Administrative ("S,G&A") expenses for the year ended December 31, 1996 increased 7.9% to $1,951,120 compared to $1,807,430 for the same period in 1995. As a percentage of revenue from winery operations, the S,G&A expenses were 46.1% in 1996 as compared to 49.7% in 1995. It is important to point out that the excise taxes paid in 1995 are included in the Company's S,G&A expenses, whereas in 1996 the excise taxes are netted against the Company's revenue. In April 1996, the Company initiated a strong cost control policy designed to decrease S,G&A as a percentage of overall revenue. Each month each department manager meets with the Company's Controller to go over the previous month's expenses. All of the monthly expenditures are explained to the manager along with a comparison of the manager's operating budget.

    During the year of 1996, increased sales revenues over 1995 resulted in increased commissions paid to our independent sales force. Commissions are paid to the sales force on a specified percentage of revenue there is no adverse affect on the net income ratio. The commissions paid in 1996 amounted to $504,125 as compared to $401,449 in 1995.

    In the Retail operations, the Company added an additional person to help with the growing room rentals it experienced in 1996. Other expenses such as supplies, advertising, and services increased proportionately to the increase in the number of days the Hospitality Center was rented. In 1996, it was the first full year of depreciation of the new Hospitality Center. The depreciation expense for the Retail operation increased from $34,379 in 1995 to $90,522 in 1996.

    Other income for the year ended December 31, 1996 was $28,241 as compared to $2,408 for the year ended December 31, 1995. Interest income increased from $18,648 in fiscal year 1995 to $25,145 in fiscal year 1996. Interest expense increased from $128,168 in fiscal year 1995 to $214,380 in fiscal year 1996. The increase in the interest expense was the result of the Company taking on more long term debt to finance expansion of the new storage and production facility to be completed in the second quarter of 1997.

    The provision for income taxes and the Company's effective tax rate were $98,685 and 36.7% in fiscal year 1996 with $29,768 or 82% of pre-tax income recorded for fiscal year 1995.

    As a result of the above factors, net income increased to $170,430 in fiscal 1996 from $6,324 for the fiscal year of 1995. Earnings per share were $.05, $.002 and $.04 in fiscal year 1996, 1995 and 1994, respectively.

    1995 compared to 1994. Tasting room sales for the year ended December 31, 1995, increased 9% to $940,327 from $866,654 in 1994. The increase was attributed to a strong fourth quarter, in which the Company increased its retail marketing effort during the holiday season. Increased recognition from awards received from different competitions throughout the country has brought the Winery name recognition in the state and across the country. Specifically, the Company received the prestigious silver medal from the American Wine Competition in New York for its 1992 OVB (Our Very Best) Whitaker Cabernet Sauvignon which drew wines throughout the world. The Wine Enthusiast Publication named Willamette Valley Vineyards as one of "America's Great Pinot Noir Producers" in its March 1996, article on "Focus on American Pinot Noir". With the opening of a new Hospitality Center, the Company has experienced an increase in retail sales due to a new expanded Tasting Room allowing for more product displays and more personalized customer service.

    On-site and off-site festival sales for the year ended December 31, 1995 increased 19% to $528,158 from $445,176 for the same period in 1994. The overall increase is due to an increased emphasis on festivals. Additionally, the Company's new Hospitality Center is a highly-visible landmark near a major freeway which generates greater interest in the winery and its festivals.

    Wholesale sales in the state of Oregon for the year ended December 31, 1995 increased 10% to $1,393,429 from $1,266,417 for the same period in 1994.
 The increase was principally attributable to new accounts, better point-of-sales information, improved sales management, and targeted sales of higher priced wines. The Winery has initiated a new program in which to better educate our independent sales representatives on our new wines and better sales methods. One element of the new program is to do a "ride along" by the Sales Manager with each sales representatives In 1996, the Winery will be selling our wines in two new major chain outlets in the Oregon -- Safeway and Price-Costco.

    Out of-state sales for the year ended December 31, 1995 increased 166% to $775,808 from $291,052 for the same period in 1994. The dramatic increase is due to an emphasis in developing domestic and international markets. The Company entered new geographic markets during 1995, including European countries such as Spain and England. The Company is now licensed to sell product in 22 states. The Company made two large sales of wine to its English broker both in the third and fourth quarters of 1995 totaling approximately $102,000. The awards received in U.S. wine competitions have made a name for the Company's products and the growing popularity of Oregon wines has allowed the Winery to develop long-term agreements with brokers and distributors outside the state of Oregon. The noted wine critic, Robert Parker, Jr., has been quoted in the Wine Advocate as saying "Willamette Valley Vineyards has quickly risen, to the top echelon of producers in Oregon".

    Beginning July 1, 1994, the Company discontinued its management services to affiliated companies. The management services income to the Company amounted to $252,891 for the first half of 1994. Beginning July 1, 1994, the Company began purchasing certain management services from Willamette Valley Inc., Microbreweries Across America ("WVI"), a company affiliated with the Company through common ownership. In December 1995, the Company greatly reduced these services by added administrative staff transferred from WVI. The Company paid WVI $216,899 for management services in 1995.

    In 1995, the Company's gross profit as a percentage of revenue for its winery operation remained nearly the same at 55%, as compared to 56% for 1994. The small decrease in gross margin was a result of an increase in the cost of purchasing grapes. Along with this there were no major increases in sales price in 1995. Effective February 1, and May 1, 1996, the Company will initiate sales price increases to the wholesale and retail departments in order to restore the gross profit margins experienced in 1994.

    Selling, general and administrative expenses for the year ending December 31, 1995 increased 26% to $1,807,430 compared to $1,439,532 for the same period in 1994. In May 1996, the new Hospitality Center was opened which lead to a significant increase in the depreciation expense and resulted in increased personnel costs to staff the retail department. This resulted in an increase of $40,600 in depreciation and approximately $40,000 in personnel and other expenses related to the new building. During 1995 the significant increases in sales in-state and out-of-state contributed to increased selling expenses over 1994. The estimated amount of additional commission paid to sales agents in-state and out-of-state increased in 1995 by $61,000 over 1994.

    In past years the Company has produced less than 100,000 gallons of wine annually which is the maximum amount a winery can produce to qualify as a small winery in the state of Oregon and receive the benefit of reduced excise taxes. In 1995, the Company exceeded 100,000 gallons in wine production. By losing its favorable tax status, the Company paid approximately $25,000 in additional excise taxes over excise taxes paid in 1994.

    Other income for the year ended December 31, 1995 was $2,408 as compared to $15,059 for the year ending December 31, 1994. Other income consists primarily of interest income and interest expense. Interest expense increased for the year 1995 to $128,169 from $26,938 due to an increase of long-term debt.

    The provision for income taxes and the Company's effective tax rate was $29,768 or 82% of pre-tax income for fiscal year 1995 as compared to $45,095 or 21% of pre-tax income in 1994.

    As a result of the above factors, net income decreased to $6,324 in 1995 from $170,109 in 1994. Earnings per share were $.002, $.04, and $.03 in the fiscal years 1995, 1994, and 1993.

Liquidity and Capital Resources

    The Company was organized on May 2, 1988, and sold its first wine in late April 1990. Prior to April 1990, the Company's working capital and Vineyard development and Winery construction costs were principally funded by cash contributed by James Bernau and Donald Voorhies, the Company's co-founders, and by $1,301,354 in net proceeds received from the Company's first public stock offering, which began in September 1988 and was completed in June 1989 with the sale of 882,352 shares at a price of $1.70 per share pursuant to Federal Regulation A.

    Since April 1990, the Company has operated on revenues from the sale of its wine and related products and the net proceeds from three additional stock offerings. The Company's second public stock offering began in July 1990 and was completed in July 1991 with the sale of 731,234 shares at prices of $2.65 and $2.72 per share exclusively to Oregon residents, resulting in net proceeds to the Company of $1,647,233.

    In 1992, the Company conducted two stock offerings pursuant to Federal Regulation A. The Company commenced an offering on July 18, 1992 which was completed on September 30, 1992, with the sale of 428,216 shares of common stock at a price of $3.42 per share and net proceeds to the Company of $1,290,364. On October 2, 1992, as a result of the oversubscription of the first offering in 1992, the Company commenced another offering of Common Stock which was completed on October 31, 1992 with the sale of 258,309 shares at a price of $3.42 per share, resulting in net proceeds to the Company of $775,726.

    Cash and cash equivalents increased to $794,885 at December 31, 1996 from $599,895 at December 31, 1995. This change was principally attributable to cash borrowings for expansion of the new storage and production facility, expected to be completed in the second quarter of 1997.

    Inventories increased 50% as of December 31, 1996, to $2,843,053 from the December 31, 1995 level of $1,890,048. The increase is the result of significant increases in production to meet the expected demand.

    Property, plant and equipment, net, increased 12% as of December 31, 1996, to $5,421,016 from $4,849,746 as of December 31, 1995. The increase was attributable to the expansion of the production facility to its present capacity of 250,000 gallons (104,000 cases).

    Debt increased to $3,170,000 as of December 31, 1996, from $2,074,363 as of December 31, 1995. The increase in debt was the result cash borrowings for expansion of the production facility.

    The Company has a line of credit from Farm Credit Services with an upward limit of $1,000,000. As of December 31, 1996 the balance of the line was $479,625 as compared to $161,300 in 1995. These funds are used to meet operational expenditures primarily to fund the increase in inventory.

Subsequent Event--Proposed Acquisition of Tualatin Vineyards, Inc.

    On January 23, 1997, the Company entered into a Letter of Intent with Tualatin Vineyards, Inc. ("TVI") to acquire 100 percent of the outstanding stock of TVI. The purchase price to be paid by the Company to the TVI shareholders in exchange for their shares is equal to $1,824,000, plus TVI's current assets, minus TVI's current and long-term liabilities as reflected in its balance sheet dated as of the closing date of the transaction. The Company will pay 35 percent of the purchase price in cash with the balance paid through the issuance of unregistered shares of the Company's Common Stock at an exchange rate based on an agreed upon price for the Company's Common Stock of $3.16 per share. The transaction is subject to the negotiation and execution of a definitive purchase agreement between the parties and is conditioned upon the completion of due diligence satisfactory to the Company, receipt of approval from regulatory bodies to the transfer of all necessary licenses, and the Company's completion of a loan agreement with Farm Credit Services on terms and conditions acceptable to the Company, the proceeds of which will be used by the Company to pay the cash portion of the purchase price to TVI shareholders. The parties anticipate that closing of the transaction will occur early in the second quarter of 1997.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements required by this item are presented at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

    The information required by Item 9 is incorporated by reference to the Proxy Statement under the caption "Management."

ITEM 10.  EXECUTIVE COMPENSATION

    The information required by Item 10 is incorporated by reference to the Proxy Statement under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 11 is incorporated by reference to the Proxy Statement under the caption "Principal Shareholders."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         (3)  Articles of Incorporation and Bylaws:

              (a) Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

              (b) Bylaws of Willamette Valley Vineyards, Inc.(incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

         (10) Material Contracts

              (a) Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

              (b) Indemnity Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

              (c) Indemnity Agreement between Willamette Valley Vineyards, Inc. and Donald E. Voorhies dated May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

              (d) Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24S-2996))

              (e) Distribution Agreement between Willamette Valley Vineyards, Inc. and Willamette Valley Brewing Company dated January 7, 1993 (incorporated by reference from Willamette Valley Brewing Company's Regulation A Offering Statement filed on Form 1-A (File No. 24S-3003)).

              (f) Letter of Intent dated January 16, 1997, between the Company and Tualatin Vineyards, Inc. and Press Release dated
                   January 23, 1997 announcing execution of the Letter of Intent (incorporated by reference from the Company's
                   Form 8-K filed on January 23, 1997).

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter covered by this Annual Report.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WILLAMETTE VALLEY VINEYARDS, INC.
                                     ---------------------------------
                                               (Registrant)


Date: March 23, 1997.             By: /s/ James W. Bernau
                                     -----------------------------------------
                                     James W. Bernau, Chairperson of the Board,
                                     President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date
---------                         -----                        ----


/s/ James W. Bernau               Chairperson of the Board,    March 23, 1997
----------------------------------President, and Secretary
James W. Bernau                   (Principal Executive Officer)


/s/ Kevin R. Chambers             Vice-President,              March 25, 1997
----------------------------------General Manager
Kevin R. Chambers


/s/ John E. Moore                 Controller                   March 27, 1997
----------------------------------(Principal Accounting Officer)
John E. Moore


/s/ Donald Voorhies               Director                     March 25, 1997
----------------------------------
Donald Voorhies


/s/ James L. Ellis                Director                     March 22, 1997
----------------------------------
James L. Ellis


/s/ Betty M. O'Brien              Director                     March 22, 1997
----------------------------------
Betty M. O'Brien


/s/ Daniel S. Smith               Director                     March 22, 1997
----------------------------------
Daniel S. Smith


/s/ Stan G. Turel                 Director                     March 22, 1997
----------------------------------
Stan G. Turel


/s/ Delna Jones                   Director                     March 25, 1997
----------------------------------
Delna Jones

Willamette Valley
Vineyards, Inc.
Report and Financial Statements
December 31, 1996 and 1995


Willamette Valley Vineyards, Inc.

Index to Financial Statements

-------------------------------------------------------------------------------

Report of Independent Accountants ...................................  F-1

Balance Sheet .......................................................  F-2

Statement of Operations .............................................  F-3

Statement of Shareholders= Equity ...................................  F-4

Statement of Cash Flows .............................................  F-5

Notes to Financial Statements .......................................  F-6


                          Report of Independent Accountants


To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Willamette Valley Vineyards, Inc. is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICE WATERHOUSE LLP

Portland, Oregon
March 7, 1997

Willamette Valley Vineyards, Inc.

Balance Sheet
-------------------------------------------------------------------------------


                                                           December 31,
                                                       1996           1995
                                                       ----           ----
Assets
Current assets:
    Cash and cash equivalents                    $    794,885   $    599,895
    Accounts receivable (Note 2)                      288,905        132,072
    Other receivables                                  12,388         18,727
    Inventories (Note 3)                            2,843,053      1,890,048
    Prepaid expenses and other current assets          94,790         64,211
    Deferred income taxes (Note 10)                   111,438         93,872
                                                --------------  -------------
         Total current assets                       4,145,459      2,798,825

Vineyard development costs, net                       386,605        372,676
Property and equipment, net (Note 4)                5,421,016      4,849,747
Investments (Note 5)                                  115,218        153,893
Note receivable (Note 11)                             138,511        129,002
Debt issuance costs                                    56,896         36,416
                                                 ------------  --------------
                                                 $ 10,263,705   $  8,340,559
                                                 --------------   -------------
                                                 --------------   -------------

Liabilities and Shareholders' Equity
Current liabilities:

    Line of credit (Note 6)                      $    479,626   $    161,300
    Current portion of long-term debt (Note 7)         97,819         66,493
    Accounts payable                                  117,428        135,969
    Accrued commissions and payroll costs             122,745         94,816
    Other accrued liabilities                          51,511         14,756
    Income taxes payable                               29,148              -
    Grape payables (Note 11)                          551,014        344,642
                                                 --------------   -------------
         Total current liabilities                  1,449,291        817,976

Long-term debt (Note 7)                             3,072,181      2,007,870
Deferred income taxes (Note 10)                       114,028         56,938
                                                 --------------   -------------
         Total liabilities                          4,635,500      2,882,784
                                                 --------------   -------------
Commitments

Shareholders' equity (Note 8):
    Common stock, no par value -
      10,000,000 shares authorized,
      3,785,356 shares issued and outstanding       5,369,868      5,369,868
    Retained earnings                                 258,337         87,907
                                                  --------------  -------------
         Total shareholders' equity                 5,628,205      5,457,775
                                                  --------------  -------------
                                                 $ 10,263,705   $  8,340,559
                                                  --------------  -------------
                                                  --------------  -------------

      The accompanying notes are an integral part of these financial statements.

    The accompanying notes are an integral part of these financial statements.


Willamette Valley Vineyards, Inc.

Statement of Operations
----------------------------------------------------------------------------------



                                                    Year ended December 31,
                                            1996           1995           1994
                                    ------------   ------------   -------------
Revenues:
    Winery operations ............     $ 4,235,020    $  3,637,721   $  2,869,299
    Management services
       (Note 11)..................               -               -        252,891
                                       -------------  -------------  -------------
                                         4,235,020      3,637,721       3,122,190
                                       -------------  -------------  -------------
Cost of goods sold:
    Winery operations ............       1,853,791      1,687,086      1,251,102
    Management services
        (Note 11).................              -              -        231,411
                                       -------------  -------------  -------------
                                         1,853,791      1,687,086      1,482,513
                                       -------------  -------------  -------------

       Gross margin...............       2,381,229      1,950,635      1,639,677

Selling, general and administrative
  expenses........................       1,951,120      1,807,430      1,439,532
                                       -------------  -------------  --------------
Income from operations............         430,109        143,205        200,145
                                       -------------  -------------  --------------

Other income (expense):
    Interest income ..............          25,145         18,648         39,132
    Interest expense (Note 1).....        (214,380)      (128,169)       (26,938)
    Other income..................          28,241          2,408          2,865
                                       -------------  -------------  ---------------
                                          (160,994)      (107,113)        15,059
                                       -------------  -------------  ---------------

Income before income taxes........         269,115         36,092        215,204

Income taxes (Note 10)............          98,685         29,768         45,095
                                       -------------  -------------  ---------------
Net income........................     $   170,430    $     6,324   $    170,109
                                       -------------  -------------  ---------------
                                       -------------  -------------  ---------------
Net income per common share
    (Note 1)......................     $      0.05    $      .00   $        .04
                                       -------------  -------------  ---------------
                                       -------------  -------------  ---------------

Weighted average number of common
  shares outstanding (Note 1).....        3,785,356      3,785,356      3,784,756
                                       -------------  -------------  ---------------
                                       -------------  -------------  ---------------


      The accompanying notes are an integral part of this
                          statement.



Willamette Valley Vineyards, Inc.

Statement of Shareholders' Equity
----------------------------------------------------------------------------------------------------------------
                                                                     Common stock                       Retained
                                                                                                        earnings
                                                        ---------------     ---------    ------------   --------
Balances at December 31, 1993...........................    3,784,456      $ 5,366,790   $ (88,526)     $5,278,264

Stock options exercised  (Note 9).......................          900            3,078                       3,078

Net income .............................................                                     170,109       170,109
                                                             ---------     ------------  -----------    ----------

Balances at December 31, 1994 ..........................     3,785,356        5,369,868      81,583      5,451,451

Net income..............................................                              -       6,324          6,324
                                                            ------------    ------------    -----------  ---------

Balances at December 31, 1995...........................     3,785,356      5,369,868        87,907      5,457,775

Stock options exercised (Note 9)........................             -              -           -           -

Net income .............................................             -              -       170,430        170,430
                                                            ------------    ------------    -----------  ---------

Balances at December 31, 1996..........................      3,785,356   $  5,369,868     $ 258,337     $5,628,205
                                                            -----------  ------------     ---------     ----------
                                                            -----------  ------------     ---------     ----------

    The accompanying notes are an integral part of this statement.


Willamette Valley Vineyards, Inc.

Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------
                                                                           Year ended December 31,
                                                                      1996           1995         1994
                                                                      ----           ----         ----
Cash flows from operating activities:
Net income ......................................................  $  170,430     $   6,324      $ 170,109
    Reconciliation of net income to net cash
      (used for) provided by operating activities:
         Depreciation and amortization...........................     377,855       302,971        233,468
         Deferred income taxes...................................     39,524        (32,427)        (4,507)
         Changes in assets and liabilities:
              Accounts receivable................................   (156,833)         4,276         (9,429)
              Other receivables..................................      6,339         (6,219)       112,835
              Inventories........................................   (953,005)      (356,423)       (60,288)
              Prepaid expenses and
                other current assets.............................    (30,579)       (18,148)          (204)
              Notes receivable...................................     (9,509)         2,127              -
              Accounts payable...................................    (18,541)          (628)         7,381
              Accrued liabilities................................     64,684         (1,783)       (81,909)
              Income taxes payable...............................     29,148        (49,602)        49,602
              Grape payables.....................................    206,372        133,243           (601)
                                                                   ----------     ----------   ----------------

Net cash (used for) provided by
 operating activities.............................................  (274,115)       (16,289)       486,457
                                                                   -----------    -----------  ----------------
Cash flows from investing activities:

    Additions to property and equipment..........................   (931,110)    (1,067,024)      (934,284)
    Vineyard development expenditures............................    (31,943)       (31,755)       (85,190)
    Cash received (paid) for stock
        and time deposits........................................     38,675        (38,017)       (26,077)
                                                                   -----------    -----------  ---------------

Net cash used for investing activities...........................   (924,378)    (1,136,796)    (1,045,551)
                                                                   -----------    -----------  ---------------

Cash flows from financing activities:
    Debt issuance costs..........................................    (20,477)       (21,068)             -
    Net increase in line of credit balance.......................    318,326        161,300              -
    Issuance of long-term debt...................................  1,162,127      1,185,561              -
    Repayments of long-term debt.................................    (66,493)       (21,613)        (21,613)
                                                                  -------------  -------------  ------------

Net cash provided by (used for)
  financing activities...........................................  1,393,483      1,304,180         (21,613)
                                                                  -------------  -------------  -------------
Net increase (decrease) in cash and
  cash equivalents...............................................    194,990        151,095        (580,707)

Cash and cash equivalents:
    Beginning of year............................................    599,895        448,800       1,029,507
                                                                   -------------  ------------  -------------

    End of year.................................................. $  794,885      $ 599,895      $  448,800
                                                                   -------------  ------------  -------------
                                                                   -------------  ------------  -------------


      The accompanying notes are an integral part of this statement.

        The accompanying notes are an integral part of this statement.

 Willamette Valley Vineyards, Inc.

 Notes to Financial Statements
-------------------------------------------------------------------------------


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies

    Organization and operations
    Willamette Valley Vineyards, Inc. (the Company) owns and operates a vineyard and winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily pinot noir, chardonnay, and white riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. Out-of-state sales represent approximately 26% of sales. The Company also sells its wine from the hospitality room at its winery.

    Basis of presentation
    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and cash equivalents
    Cash and cash equivalents include short-term investments with an original maturity of less than ninety days.

    Revenue recognition
    The Company recognized revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

    Inventories
    When a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-progress inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of cost or market using the average cost method by variety and vintage to determine the first-in, first-out (FIFO) cost of inventories. In accordance with general practices in the wine industry, wine inventories are included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

    Vineyard development costs
    Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated
    $74,700 and $56,686 at December 31, 1996 and 1995, respectively.

 Willamette Valley Vineyards, Inc.

 Notes to Financial Statements
-------------------------------------------------------------------------------

1. Summary of Operations, Basis of Presentations and Significant Accounting Policies (Continued)

    Property and equipment
    Property and equipment are stated at cost or the historical cost basis of the contributing shareholders, as applicable, and are depreciated on the straight-line basis over their estimated useful lives as follows:

         Land improvements                     15 years
         Winery building                       30 years
         Equipment                            5-7 years

    Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has adopted the statement in fiscal 1996; however, the adoption does not have a significant impact on the Company's financial position or results of operations.

    Debt issuance costs
    Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the life of the debt.

    Income taxes
    The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards
    No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files a stand-alone federal income tax return.

    Net income per common share
    Net income per common share is computed based on the weighted average number of common shares outstanding, including common stock equivalents, for the years reported. Escrowed shares have been included in the weighted average number of common shares outstanding.

    Statement of cash flows
    During the years ended December 31, 1996, 1995, and 1994, the Company made cash interest payments of

 Willamette Valley Vineyards, Inc.

 Notes to Financial Statements
-------------------------------------------------------------------------------


    approximately $197,000, $166,000, and $73,000, respectively. Income tax payments of approximately $28,000 and $112,000 were made in 1996 and 1995, respectively; no income tax payments were made in 1994. During the years ended December 31, 1995 and 1994, the Company has capitalized approximately $38,000 and $45,000, respectively, of interest related to the construction of its hospitality center. WVI, an affiliated company, transferred assets valued at $48,189 to the Company during 1996. This non-cash transaction has been excluded from the statement of cash flows.

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

1. Summary of Operations, Basis of Presentations and Significant Accounting Policies (Continued)

    Fair market value of financial instruments
    The fair market values of the Company's recorded financial instruments materially approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

    Statement of Financial Accounting Standards No. 123
    The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," in 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company continues to follow the provisions of APB 25.
    The effect of SFAS 123 had the fair value method been chosen is disclosed in Note 9.


2.  Accounts Receivable

    Oregon law prohibits the sale of wine on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. Accounts receivable include an outstanding balance of approximately $80,000 and $8,000 at December 31, 1996 and 1995, respectively, from a European customer to which extended credit terms have been granted. At Dcember 31, 1996 and 1995, the Company's accounts receivable balance is net of an allowance for doubtful accounts of approximately $10,000 and $5,000, respectively.

3.  Inventories

    Inventories consist of:
                                                               December 31,
                                                            1996        1995
                                                           -----       -----
      Winemaking and packaging materials............   $  87,321    $  71,725
      Work-in-progress (costs relating to
        unprocessed and/or unbottled
        wine products)..............................   1,559,612      942,189
      Finished goods (bottled wine and
        related products)...........................   1,196,120      876,134
                                                      ------------   ----------
                                                     $ 2,843,053   $ 1,890,048
                                                      ------------   ----------
                                                      ------------   ----------

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

4.  Property and Equipment

                                                           December 31,
                                                      1996           1995
                                                      ----           ----

         Land and improvements.................    $  563,077 $      562,217
         Winery building and hospitality
             center............................       3,718,733    3,532,646
         Equipment.............................       2,576,748    1,860,498
         Construction in progress..............         27,913             -
                                                  -------------   ----------
                                                      6,886,471    5,955,361

         Less accumulated depreciation               (1,465,455)  (1,105,614)
                                                 ---------------  ------------
                                                 $    5,421,016 $  4,849,747
                                                 ---------------  ------------
                                                 ---------------  ------------

    Construction in progress relates to the addition of a new storage, tasting and cellaring facility at the Company's winery which is expected to be completed by Fall 1997.


5.  Investments

    At December 31, 1996 and 1995, investments included $85,165 and $82,173, respectively, in restricted short-term investments required by the Oregon Liquor Control Commission and the Bureau of Alcohol, Firearms and Tobacco to cover future excise tax payments. Investments at December 31, 1996 and 1995 also included $30,055 and $71,720 of restricted investments in Farm Credit Securities which are required as a condition of the Northwest Farm Credit Service loan and line of credit facility (see Note 6). These investments are classified as held-to-maturity investments and are recorded at historical cost.


6.  Line of Credit Facility

    The Company has a $1,000,000 credit facility with Northwest Farm Credit Services. Borrowings under this facility bear interest at 8.55%. At December 31, 1996 and 1995, $479,626 and $161,300 were outstanding under this facility, respectively.


7.  Long-Term Debt

    Long-term debt consists of:

                                                            December 31,
                                                       1996           1995
                                                     -------        -------

        Northwest Farm Credit Services Loan........ $ 3,170,000    $ 2,074,363
        Less current portion......................     (97,819)       (66,493)
                                                    ------------   -----------

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------


                                                 $    3,072,181  $ 2,007,870
                                                 --------------- ----------
                                                 --------------- ----------

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

7.  Long-Term Debt (Continued)

    The Company's loan with Northwest Farm Credit Services (NWFCS) was refinanced in 1996 so that the principal balance was converted into three separate notes bearing interest at rates ranging from 7.95% to 9.95%. These notes require monthly payments ranging from $4,599 to $16,488 until the notes are fully repaid in 2012. The loan agreements contain covenants which require the Company to maintain certain financial ratios and balances. At December 31, 1996, the Company was in compliance with these covenants.

    Future minimum principal payments of long-term debt mature as follows:

           Year ending
           December 31,
           ------------
              1997....................................   $  97,819
              1998....................................     115,446
              1999....................................     125,924
              2000....................................     137,270
              2001....................................     149,897
              Thereafter..............................   2,543,644
                                                      ---------------
                                                      $  3,170,000
                                                      ---------------
                                                      ---------------
8.  Shareholders' Equity

    The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

    The two founding shareholders, one of whom is the Company's president and chairman of the Board of Directors, have entered into a shareholders' agreement. The terms of the agreement provide, among other things, certain restrictions on the transfers or encumbrance of their shares of common stock.

    Pursuant to the terms of the agreement, the Company has the right of first refusal to purchase all of the shares offered for sale by either shareholder at a price to be mutually agreed upon between the Company and the selling shareholder. Upon the death of either shareholder, the Company, at its option, may purchase the shares from the surviving members of the shareholder's family at a purchase price to be mutually agreed upon or calculated based upon an outside appraisal of the Company's value.

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

8.  Shareholders' Equity (Continued)

    In addition, in connection with the Company's initial stock offering, the founding shareholders agreed to place in escrow certain shares of common stock. All of these shares have been released as of December 31, 1995.

    On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (see Notes 6 and 7). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As the warrant exercise price equaled the stock price at the date of grant, no expense was recorded as a result of this transaction. As of December 31, 1996, no warrants had been exercised.

9.  Stock Incentive Plan

    In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees, consultants, and directors of the Company under the plan. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.


    At December 31, 1993, 1994, 1995, and 1996, the following transactions related to stock options occurred:

                          Exercise   Vesting                          Year-end
                 Issued    price     period    Exercised  Canceled     balance
                 ------    ------   -------   ----------  --------   ----------

      1993      20,000    $ 3.42    10 years           -         -    $ 20,000

      1994      45,000    $ 5.50    10 years          900        -
                20,000    $ 3.60    10 years           -         -
               --------                        ----------  --------   ---------
                65,000                                900        -    $ 84,100
               --------                        ----------  --------   ---------
               --------                        ----------  --------   ---------

      1995       5,000    $ 4.50    5 years            -     65,000
                10,000    $ 3.62    5 years            -         -
                10,000    $ 3.62    10 years           -         -
               --------                        ----------  ---------  ---------
                25,000                                 -     65,000   $ 44,100
               --------                        ----------  ---------  ---------
               --------                        ----------  ---------  ---------
      1996      42,000    $ 3.00    5 years            -         -
                20,000    $ 3.00    7 years            -         -
                25,000    $ 3.00    10 years           -         -
                29,500    $ 2.75    5 years            -         -
                92,000    $ 2.75    10 years           -         -

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

                30,000    $ 2.50    10 years           -         -
              ---------                             ------    -----  ---------
               238,500                                 -         -   $ 282,600
              ---------                             ------    ------ ---------
              ---------                             ------    ------ ---------

    In January of 1997, 40,000 of the 92,000 options issued during 1996 at an exercise price of $2.75 were canceled.

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------


9.  Notes to Financial Statements

    The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during 1996 and 1995 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.33% and 6.56%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 8.15 years and 7.25 years, respectively, and an expected volatility of 57% and 55%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $1.87 and $2.35, respectively.

    If the Company recorded compensation expense for options granted under the plan in accordance with SFAS 123, the effect would have resulted in pro-forma net income of $116,786 ($0.03 per share) and a pro-forma net loss of $1,794 ($0.00 per share) for the years ended December 31, 1996 and 1995, respectively. The effects of applying SFAS 123 to pro-forma disclosure for 1996 and 1995 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

    Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $371,034 and $58,825, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

    The effects of applying SFAS 123 for providing pro forma disclosure for 1996 and 1995 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

10. Income Taxes

    The provision for income taxes consists of:

                                            Year ended December 31,
                                       1996           1995           1994
                                       ----          -----          -----
      Current tax expense:
              Federal.............  $  47,197    $    (2,300)   $    39,422
              State...............     11,964           (359)        10,180
                                   ------------  -------------  -----------
                                       59,161         (2,659)        49,602
                                   ------------  -------------  -----------

      Deferred tax (benefit):
              Federal.............     35,032         26,545         (3,587)
              State...............      4,492          5,882           (920)
                                   ------------  -------------  ------------
                                       39,524         32,427         (4,507)
                                   ------------  -------------  ------------
             Total                 $   98,685     $   29,768    $    45,095
                                   ------------  -------------  ------------
                                   ------------  -------------  ------------

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------


10. Income Taxes (Continued)

    During the years ended December 31, 1996 and 1995, the Company utilized net operating loss carryforwards of approximately $28,000 and $50,000, respectively, to reduce its taxable income.

    The effective income tax rate differs from the federal statutory rate as follows:

                                                   Year ended December 31,
                                                     1996        1995      1994
                                                  --------       -------  -----

        Federal statutory rate...................     34.0 %    34.0 %    30.0%
        State taxes, net of federal benefit......      4.9       5.9       4.0
        Utilization of fully reserved
          net operating loss carryforwards.......        -         -      (8.8)
        Permanent differences....................      0.6      41.9         -
        Benefit of federal rate bracket..........     (2.9)        -         -

        Other                                          0.1         -      (4.2)
                                                    ---------   ------- ------
                                                      36.7%     81.8%     21.0%
                                                    ---------   ------- -------
                                                    ---------   ------- -------

    Deferred tax assets and (liabilities) consist of:


                                                           December 31,
                                                          1996      1995
                                                         ------    ------

         Accounts receivable.........................  $ 3,836    $ 1,918
         Inventory...................................  103,522     76,692
         Net operating loss carryforwards............       -      15,262
         Other.......................................    4,080          -
                                                       --------   -------

           Gross deferred tax assets.................  111,438     93,872
                                                       --------   -------

         Capital assets.............................   (114,028)   (56,938)
                                                      ---------   --------

           Gross deferred tax liability.............   (114,028)   (56,938)
                                                      ---------   --------
         Net deferred tax (liability) asset.........   $ (2,590)  $ 36,934
                                                      ---------   --------
                                                      ---------   --------
11. Related Parties

    Nature of related parties
    The Company's president partially owns and controls Nor'Wester Brewing Company, Inc. (Nor'Wester), a microbrewery in Oregon; and Willamette Valley, Inc. Microbreweries Across

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

    America (WVI), a company organized to establish microbreweries throughout the United States. Additionally, the Company's president is the president of each of the following subsidiaries of WVI:
    Aviator Ales,

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

11. Related Parties (Continued)

    Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado, California, and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

    Related Party Transactions
    During 1993 and through June 1994, the Company provided management services to Nor'Wester and WVI. The management services consisted of secretarial, accounting, marketing, administrative, stock transfer, and warehousing services which were provided on a cost-plus-fee basis. The revenue and costs of providing these services are shown separately as management services in the accompanying statement of operations. Beginning in July 1994, such services were performed primarily by WVI employees. WVV provided services to the affiliated companies on a limited basis. For the years ended December 31, 1995 and 1994, charges to the Company for such management services aggregated approximately $230,000 and $58,000, respectively, and are included in selling, general and administrative expenses in the accompanying statement of operations. In addition, the Company has entered into a beer sale and distribution contract with Nor'Wester. No sales were made under the terms of this contract in 1996 or 1995.

    In 1996, the Company began contracting for these services with Nor'Wester under a general services agreement. Nor'Wester, WVI, and the Company each provide various administrative and stock offering services to the affiliated companies. During 1996, total amounts charged to the Company by Nor'Wester and WVI aggregated $47,025; amounts charged by the Company to the various affiliated companies aggregated $86,450. As a result of these and other transactions, the Company had an aggregate payable balance of $7,221 which is netted against other receivables in the accompanying balance sheet.

    The Company and one of its two founding shareholders have entered into a grape purchase contract. Under the terms of such contract, the founding shareholder agreed to sell, and the Company agreed to buy, the entire production of pinot moir, chardonnay, and white riesling wine grapes from the founding shareholder's separately owned vineyard to supplement grapes provided by the Company's vineyard. The contract commenced with the Fall 1989 vineyard harvest and continued through the 1995 harvest. The contract stipulated certain standards of quality. The purchase price of the grapes equaled the average price paid for each variety of grapes in the Willamette Valley market region each season, as set forth by certain market surveys. The terms of the contract also provided for a bonus payable to the founding shareholder if, and only if, the finished bottle price of wine produced from the purchased grapes exceeded the Oregon average bottle price as measured by certain market surveys. In 1995 and 1994, the Company purchased grapes for $33,347 and $29,234, respectively, pursuant to the terms of the contract. The founding shareholder sold his vineyards in November of 1995. No grapes were purchased from him in 1996.

    During 1996, 1995, and 1994, the Company purchased grapes from other shareholders, at an aggregate price of $138,656, $142,003, and $134,139, respectively. At December 31, 1996 and 1995, grape payables included $92,706 and $67,161 owed to these shareholders, respectively.

Willamette Valley Vineyards, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

11. Related Parties (Continued)

    On December 3, 1992, the Company issued a loan to its president in the amount of $100,000. The loan was due on December 3, 1993, bearing interest at 7.5%. On March 14, 1994, the loan was extended to March 14, 2009.
    The loan is secured by the common stock of the Company held by its president. This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.

12. Subsequent Events

    On January 23, 1997, Willamette Valley Vineyards, Inc. announced that it had entered into a letter of intent pursuant to which Willamette Valley Vineyards will acquire 100 percent of the outstanding stock of Tualatin Vineyards, Inc., for a purchase price of $1,824,000, plus Tualatin Vineyards' net current assets as of the closing date. Willamette Valley Vineyards will pay 35 percent of the purchase price in cash and the balance will be paid through the issuance of common stock in Willamette Valley Vineyards. The transaction is subject to the negotiation and execution of a definitive agreement and is conditioned upon the satisfactory completion of due diligence, receipt of approval from regulatory bodies to the transfer of all necessary licenses, and Willamette Valley Vineyards' completion of financing arrangements on term and conditions acceptable to the company. The parties anticipate that the closing will occur during the first quarter of 1997. There can be no assurance that the transaction will be completed.