Form 10KSB40/A
period 1996-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-04-30
CIK 838875

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A

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

                           ________________________________

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
Transitional Small Business Disclosure Format:  YES [ ] No [X]

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:


                                       PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The directors and executive officers of the Company, and their ages are as follows:


    NAME                          POSITION(S)                                     AGE
    ----                          -----------                                     ---
James W. Bernau                   Chairperson of the Board,
                                  President, Secretary and Director                43

Donald Voorhies                   Vice President and Director                      73

James Ellis(1)                    Director                                         52

Betty M. O'Brien(1)               Director                                         54

Daniel S. Smith                   Director                                         57

Delna L. Jones(2)(3)              Director                                         57

Stan G. Turel(2)(3)               Director                                         49

Kevin R. Chambers                 General Manager                                  41

_______________________

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Affiliated Transaction Committee.

    All directors hold office until the next annual meeting of Shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Set forth below is additional information as to each director and executive officer of the Company.

    JAMES W. BERNAU. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. He is also the President and Chairperson of the Board of Directors for five other public companies and has held these positions since the dates indicated: Nor'Wester Brewing Company, Inc. (formerly Willamette Valley Brewing Company), brewer of Nor'Wester ales produced principally at its microbrewery located in Portland, Oregon ("Nor'Wester") (since December 1992); Willamette Valley, Inc. Microbreweries Across America, a microbrewery development company formed by Mr. Bernau in 1993 to establish microbreweries in strategic locations throughout America

("WVI") (since December 1993); and three majority-owned subsidiaries of
WVI: Aviator Ales, Inc., brewer of Aviator Ales at its microbrewery located in Woodinville, Washington ("Aviator Ales") (since February 1994); Mile High Brewing Company, brewer of Timberline Ales at its microbrewery located in Denver, Colorado ("Mile High Brewing") (since June 1994); and Bayhawk Ales, Inc., brewer of Bayhawk Ales at its showcase microbrewery in Irvine, California ("Bayhawk Ales") (since February 1994). Mr. Bernau also serves as one of three managers of the North Country Joint Venture LLC, a wholly-owned subsidiary of Nor'Wester and brewer of North Country ales at its microbrewery in Saratoga Springs, New York (since January 1996). Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding the Company in 1988 with Director Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

    DONALD VOORHIES. Mr. Voorhies has served the Company as Vice President and a Director since its inception in May 1988. Mr. Voorhies has also served as a Director of Nor'Wester since January 1993, as a Director of WVI since April 1995, and as a director of Bayhawk Ales since 1996. From 1981 to November 1995, Mr. Voorhies owned and managed a 30-acre vineyard, Salem Hills Vineyard, which he developed from raw land. Prior to his retirement in 1983, Mr. Voorhies was employed by the General Electric Company as Sales Manager of the Lighting Products Division for the Pacific Northwest region. Mr. Voorhies holds a B.S. in Electrical Engineering from University of California-Berkeley. He is a former Superintendent of the Wine Division of the Oregon State Fair, which conducts one of the West Coast's major, annual commercial wine competitions. Currently, Mr. Voorhies serves as liaison between the Oregon Winegrowers Associations and the Oregon Wine Advisory Board.

    BETTY M. O'BRIEN. Ms. O'Brien has served as a Director since July 1991. Ms. O'Brien has been employed by Willamette University as its Director of News and Publications since 1988. Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola Hills in Yamhill County, Oregon. She is a member of the Oregon Winegrowers Association having previously served as its President and Treasurer as well as a director.

    JAMES L. ELLIS. Mr. Ellis has served as a Director since July 1991. Mr. Ellis has served as the Company's Director of Human Resources since January 1993; he also serves in that capacity for each of the Company's affiliates, Nor'Wester since May 1993 and WVI since April 1994. From 1990 to 1992,
Mr. Ellis was a partner in Kenneth L. Fisher, PhD & Associates, a management consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

    DAN SMITH. Mr. Smith has served as a Director since July 1991. Since 1973, Mr. Smith has been an owner in and the manager of Danco Company, a commercial refrigeration business. Mr. Smith owns 65 acres of commercial vineyards near Eugene, Oregon.

    DELNA JONES. Ms. Jones has served as a Director since November 1994. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium. From 1985 to 1990 Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on Legislative Rules and Reorganization committee and the Business and

Consumer Affairs committee. In addition, Ms. Jones presently serves on many community and business boards and advisory panels.

    STAN G. TUREL. Mr. Turel has served as a Director since November of 1994. Mr. Turel is part owner and the CEO of Columbia Turel, Inc. (formerly Columbia Bookkeeping, Inc.) a position he has held since 1992. Columbia Turel, Inc. has sixteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on a number of advisory boards and panels.

    KEVIN R. CHAMBERS. Mr. Chambers was appointed as General Manager of the Company's winery on May 1, 1996. From October 1995 until April 1996, Mr. Chambers served as Vice President of Marketing and Sales for Nor'Wester.
Mr. Chambers served as Director of Sales and Marketing for WVI from January 1995 to October 1995 and in this capacity he also provided sales and marketing services to the Company under a Management Services Agreement between the Company and WVI. From February 1994 to December 1994, Mr. Chambers served as Sales Manager for the Company and Nor'Wester. From August 1989 to January 1994, Mr. Chambers served as the Marketing Director for LeCep II, Inc., a wine producer. During his first decade in the wine business, he managed retail and wholesale operations in Eugene, Oregon. For nearly eight years Mr. Chambers wrote a self-syndicated wine column, as well as feature articles for national wine publications. He has extensive experience as a wine judge at national and regional competitions, such as the American Wine Competition in New York City and the Oregon State Fair. Mr. Chambers, and his family, farm 17 acres of premium wine grapes four miles west of Carlton, Oregon. Mr. Chambers holds a Bachelors Degree in Telecommunications and Journalism from the University of Oregon.

    BOARD OF DIRECTORS COMMITTEES. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee which, during the year ended December 31, 1996, conducted one meeting. The new members of the Audit Committee will be appointed at the next Board of Directors meeting. The Audit Committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 1996, the Compensation Committee held three meetings. The members of the Compensation Committee currently are James L. Ellis and Betty M. O'Brien. In 1994, the Board of Directors created an Affiliated Transactions Committee. The Affiliated Transactions Committee reviews transactions deemed to involve a conflict of interest between the Company and its affiliates as determined by the committee. For a transaction to be valid, the transaction must be authorized, approved or ratified by the members of the Affiliated Transactions Committee. The members of the Affiliated Transactions Committee currently are Delna L. Jones and Stan G. Turel. The Affiliated Transactions Committee held no meeting in 1996.

    During 1996 the Company's Board of Directors held five meetings, all incumbent directors attended more than 75% of the aggregate of the total number of meetings held by the Board of Directors and the total number of meetings held by all committees of the Board on which he or she served during 1996.

    The members of the Company's Board of Directors are not compensated for their service on the Board.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "Named Executive Officer") for the years ending December 31, 1996, 1995 and 1994.

NAME AND PRINCIPLE POSITION       YEAR           ANNUAL COMPENSATION
                                                 SALARY($)      BONUS

James W. Bernau                   1994           $10,900          --
President and Chairperson of      1995             3,040          --
the Board of Directors            1996             6,500          --


    As discussed under "Directors," Mr. Bernau serves as the President of each of the Company, Nor'Wester, WVI, Aviator Ales, Mile High Brewing, Bayhawk Ales and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month. It is anticipated that Mr. Bernau will spend approximately 15% of his time in service to the Company in future periods. In addition to his salary, Mr. Bernau may receive an annual bonus from each company based on the respective company's performance and Mr. Bernau's contribution to such company as determined by the company's board of directors.

BERNAU EMPLOYMENT AGREEMENT

    The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended February 24, 1997. Under the amended agreement Mr. Bernau is paid an annual salary of $29,000 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property. Mr. Bernau and his family will live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause which is defined as non-performance of his duties or conviction of a crime.

STOCK OPTIONS

    In order to reward performance and retain high-quality employees the Company often grants stock options. The Company does not grant shares of stock. These options are offered at the closing price as reported by Nasdaq Small Cap Market at the time the grant is executed. The options vest to the employees over time. Upon termination of an employment agreement, any and all unvested options return to the Company.

    No stock options were granted to the Named Executive Officer during the year ended December 31, 1996, under the Company's 1992 Stock Incentive Plan.

OPTION EXERCISES AND HOLDINGS

    The following table provides information, with respect to the Named Executive Officer, concerning the exercise options during the last fiscal year and unexercised options held as of December 31, 1996.

                                                                            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                                  OPTIONS AT FY-END             AT FY-END(2)
                  ACQUIRED          VALUE
NAME             ON EXERCISE      REALIZED(1)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
James W. Bernau     -0-              -0-        $15,000(3)       -0-           -0-            -0-



(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 1996 ($2.75 per share based on the Nasdaq closing price for the Company's Common Stock on that date), and the exercise price of the option ($3.42 per share), multiplied by the applicable number of options.

(3) Represents a 15,000 share warrant exercisable at $3.42 per share issued to Mr. Bernau in 1992. See "Certain Transactions."


SECTION 16 REPORTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of the Company's Common Stock have been complied with for 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 1997, by each
(i) person who beneficially owns more than 5% of the Company's Common Stock (ii) Director of the Company and (iii) all directors and executive officers as a group.

                                         SHARES BENEFICIALLY OWNED
                                         -------------------------
                                                          PERCENT OF
                                      NUMBER OF          OUTSTANDING
                                       SHARES               STOCK
                                      ---------          ------------
James W. Bernau
2545 Cloverdale Road
Turner, Oregon 97392 . . . . . . . . 1,180,506(1)            31.2%


Donald Voorhies
1715 Wickshire Court S.E.
Salem, Oregon 97302. . . . . . . . .   261,617                6.9%

James L. Ellis
7850 S.E. King Road
Milwaukie, OR  97222 . . . . . . . .     9,500                  **

Delna Jones
P.O. Box 5969
Aloha, OR  97006 . . . . . . . . . .        --                  --

Betty M. O'Brien
22500 Ingram Lane, N.W.
Salem, OR  97304 . . . . . . . . . .     2,900                  **

Daniel S. Smith
26978 Briggs Hill Road
Eugene, OR  97405. . . . . . . . . .    27,734                  **

Stan G. Turel
13909 S.E. Stark Street
Portland, OR 97233 . . . . . . . . .     6,000                  **

All Directors and executive
officers as a group (10
persons) . . . . . . . . . . . . . . 1,488,257               39.3%

------------------
*   Less than one percent.

(2) Includes 15,000 shares issuable upon the exercise of an outstanding warrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and Donald Voorhies, the Company's Vice President, were parties to a grape purchase contract whereby Mr. Voorhies agreed to sell to the Company his entire production of Pinot Noir, Chardonnay and Riesling wine grapes from Salem Hills Vineyards (up to a maximum of 100 tons annually) for a period of five years, beginning in the fall of 1989. The purchase price per ton equals the average price paid for each variety of grapes in the Willamette Valley viticultural region each season, and may include a bonus for those grapes used to produce cork-finished wine which sells at a price in excess of the Oregon average retail per bottle price for each variety and vintage. In 1995 the Company paid Mr. Voorhies $33,347 for grapes purchased under the contract. As of November 1995, Don Voorhies sold his vineyard, thus voiding his contract with the Company at that date. During 1996 and 1995, the Company purchased grapes from Elton Vineyards for $88,364 and $57,219, respectively. Betty M. O'Brien, a director of the Company, is a principal owner of Elton Vineyards, also during 1996 and 1995, the Company purchased grapes from Sweet Cheeks Vineyards owned by Director, Dan Smith, for $50,292 and $84,784.

    On May, 2, 1988, the Company and James Bernau and Donald Voorhies, officers and directors of the Company, entered into a Shareholders' Agreement, which includes certain restrictions on the transfer or encumbrance of their shares of Common Stock of the Company. Under the terms of the agreement, should Mr. Bernau or Mr. Voorhies receive a bona fide offer to purchase any or all of their respective shares, the Company has a right of first refusal to purchase all such shares at the price set forth in the bona fide offer. If Mr. Bernau or Mr. Voorhies elects to sell any or all of their shares absent a bona fide offer, the Company may purchase the shares at a mutually agreed upon price or, if an agreement cannot be reached, at a price determined by an outside appraisal. On January 31, 1997, the Company and Messrs. Bernau and Voorhies mutually agreed in writing to terminate the Shareholders' Agreement effective immediately.

    On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Company's Real Estate Loan and the Line of Credit from Farm Credit Services aggregating $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

    Each of Nor'Wester, WVI, Aviator Ales, Mile High Brewing, Bayhawk Ales and North County is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester and WVI in which Mr. Bernau owns a 25% and a 62% interest, respectively, or indirectly through his controlling interest in WVI, which in turn owns a controlling interest in each of Aviator Ales (51%), Mile High Brewing (51%), Bayhawk Ales (57%) and North Country (100%). Donald Voorhies, a member of the Company's Board of Directors, also is a member of the Boards of Directors of Nor'Wester, WVI and Bayhawk Ales.

    On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 1996, the outstanding balance of the loan was $138,511.

    The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principle shareholders and affiliates will be approved by the Affiliated Transactions Committee of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

                             WILLAMETTE VALLEY VINEYARDS, INC.
                             ---------------------------------
                                     (Registrant)


Date: April 28, 1997         By:  /s/ James W. Bernau
                                --------------------------------------------
                                 James W. Bernau, Chairperson of the Board,
                                 President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                              DATE
---------                              -----                              ----
/s/ James W. Bernau          Chairperson of the Board,               April 28, 1997
-----------------------      President, and Secretary
James W. Bernau              (Principal Executive Officer)

/s/ Kevin R. Chambers        Vice-President,                         April 28, 1997
-----------------------      General Manager
Kevin R. Chambers

/s/ Johne E. Moore           Controller                              April 28, 1997
-----------------------      (Principal Accounting Officer)
John E. Moore

/s/ Donald Voorhies          Director                                April 28, 1997
-----------------------
Donald Voorhies

/s/ James L. Ellis           Director                                April 28, 1997
-----------------------
James L. Ellis

/s/ Betty M. O'Brien         Director                                April 28, 1997
-----------------------
Betty M. O'Brien

-----------------------      Director                                April   , 1997
Daniel S. Smith

/s/ Stan G. Turel            Director                                April 28, 1997
-----------------------
Stan G. Turel

/s/ Delna Jones              Director                                April 28, 1997
-----------------------
Delna Jones

                                       - 9 -