Form 10QSB
period 1997-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-05-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

___________________________________________________________

                           FORM 10-QSB
___________________________________________________________

  Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

             For the Quarter Ended March 31, 1997

                 Commission File Number 0-21522

                WILLAMETTE VALLEY VINEYARDS, INC.

         (Exact name of registrant as specified in charter)

              Oregon                       93-0981021
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification Number)


___________________________________________________________


        8800 Enchanted Way,  S.E., Turner, Oregon 97392
                       (503)-588-9463

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

___________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  [X] YES       [  ] NO

      Number of shares of common stock outstanding as of March 31, 1997 3,785,356 shares, no par value

            Transitional Small Business Disclosure Format

                                [  ] YES        [X] NO



WILLAMETTE VALLEY VINEYARDS, INC.

INDEX TO FORM 10-Q


Part I - Financial Information

     Item 1--Balance Sheet

             Statement of Operations

             Cash Flow

             Notes to Consolidated Financial Statements

     Item 2--Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 4--Exhibits and Reports of Form 8-K

     Signature



                    WILLAMETTE VALLEY VINEYARDS, INC.

                              Balance Sheet


                                            March 31,
                                              1997            December 31,
ASSETS                                     (unaudited)           1996

Current assets:
      Cash and cash equivalents            $  583,466         $  794,885
      Accounts receivable trade, net          277,222            288,905
      Other receivable                         11,892             12,388
      Inventories                           3,057,995          2,843,053
      Prepaid expenses                        108,557             94,790
      Deferred income taxes                   111,438            111,438
                                            _________          _________
      Total current assets                  4,150,570          4,145,459

Vineyard development cost, net                395,363            386,605
Property and equipment, net                 5,450,081          5,421,016
Investments                                   115,134            115,218
Notes receivable                              140,649            138,511
Debt issuance costs,net                        86,583             56,896
                                           __________         __________
Total assets                            $  10,338,380      $  10,263,705
                                           ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Line of credit                      $   743,981        $   479,626
      Current portion of long term debt        97,819             97,819
      Accounts payable                        286,678            117,428
      Accrued commissions and payroll          65,302            122,745
      Other accrued liabilities                24,853             51,511
      Income taxes payable                     14,148             29,148
      Grapes payable                          425,762            551,014
                                            _________          _________
      Total current liabilities             1,658,543          1,449,291

Long-term debt                              3,045,213          3,072,181
Deferred income taxes                         114,028            114,028
                                            _________          _________
Total liabilities                           4,817,784          4,635,500
                                            ---------          ---------
Shareholders' equity
      Common stock, no par value -
      10,000,000 shares authorized,
      3,785,356 shares issued outstanding   5,369,868          5,369,868

Retained earnings                             150,728            258,337
                                            ---------          ---------
Total shareholders' equity                  5,520,596          5,628,205
                                            ---------          ---------
Total liabilities and shareholders'
   equity                               $  10,338,380      $  10,263,705
                                           ==========         ==========


The accompanying notes are an integral part of this financial statement.



                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (Unaudited)


                                              Three Months Ended March 31,
                                               ___1997___    ___1996___
Revenues

   Total Revenue                              $  817,122     $  703,308
                                                --------       --------
Cost of Sales                                    356,779        308,327
                                                --------       --------
Gross Margin                                     460,343        394,981
                                                --------       --------
Selling, general and
administrative expenses                          501,200        386,260
                                                --------       --------
Other income (expense):
   Interest income                                11,358          6,688
   Interest expense                              (79,913)       (48,975)
   Other income                                    1,803          1,697
                                                _________      _________
                                                 (66,752)       (40,590)
                                                ---------      ---------
Net loss before income taxes                    (107,609)       (31,869)

Income tax benefit (expense)                           -              -
                                                _________      _________
Net loss                                        (107,609)       (31,869)


Retained earnings beginning of period            258,337         87,907
                                                ---------      ---------

Retained earnings end of period               $  150,728      $  56,038
                                                ========       ========



Net loss per common share                     $    (0.03)     $   (0.01)
                                                ========       ========
Weighted average number of
common shares outstanding                      3,785,356      3,785,356
                                               =========      =========









The accompanying notes are an integral part of this financial statement.



                    WILLAMETTE VALLEY VINEYARDS, INC.
                         Statement of Cash Flows
                               (unaudited)
                                               Three Months Ended March 31,
                                                ___1997___     ___1996___
Cash flows from operating activities:
   Net loss                                   $  (107,609)    $   (31,869)
   Reconciliation of net loss to net cash
     used for operating activities:
     Depreciation and amortization                110,265          85,099
     Changes in assets and liabilities:
       Accounts receivable trade                   11,683          23,673
       Other receivable                               496          (3,947)
       Inventories                               (214,942)        (22,615)
       Prepaid expenses                           (13,767)        (36,019)
       Notes receivable                            (2,138)         (2,364)
       Grape payable                             (125,252)        (32,852)
       Accounts payable                           169,250         (25,071)
       Taxes payable                              (15,000)        (14,800)
       Accrued liabilities                        (84,101)        (19,662)
                                                 _________       _________
   Net cash used by operating activities         (271,115)        (80,427)
                                                 ---------       ---------
Cash Flow from investing activities
   Construction expenditures and purchases
       of equipment                              (135,504)        (65,536)
   Vineyard development expenditures              (12,584)        (11,679)
   Cash received for investments                       84           8,720
                                                 _________       _________
   Net cash used by investing activities         (148,004)        (68,495)
                                                 ---------       ---------
Cash Flows from financing activities:
   Line of credit borrowings (repayment)          264,355        (161,300)
   Debt issuance cost                             (29,687)            507
   Repayment of long term debt                    (26,968)        (15,304)
                                                 _________       _________
Net cash provided by financing activities         207,700        (176,097)
                                                 ---------       ---------
Net decrease in cash and cash equivalents        (211,419)       (325,019)

Cash and cash equivalents:
   Beginning of period                            794,885         599,895
                                                 _________       _________
   End of period                               $  583,466      $  274,876
                                                 =========       =========



The accompanying notes are an integral part of this financial statement.





                    WILLAMETTE VALLEY VINEYARDS, INC
                      NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


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

Effective July 1, 1994, Willamette Valley, Inc. Microbreweries Across America ("WVI"), an affiliated company, formed an administrative, accounting and stock transfer department to provide services to its subsidiaries and to any affiliated companies that elected to contract such services. Beginning July 1, 1994 until December 3, 1995, the Company contracted to purchase certain administrative, accounting, and stock transfer services from WVI rather than provide those services internally. On December 3 1995, the Company added personnel to replace the services which, prior to this date, were provided by WVI.


2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOW:

                                      March 31,  December 31,
                                     ___1997___   ___1996___

Winemaking and packaging materials	  $   80,969	  $   87,321
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                      1,361,078    1,559,612
Finished goods (bottled wines         1,615,948   	1,196,120
 and related products)                _________    _________
                                     $3,057,995   $2,843,053
                                      =========    =========


3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                     March 31,   December 31,
                                    ___1997___   ___1996___

Land and improvements              $  563,077	   $  563,077
Winery building and hospitality
 center                              3,719,311    3,718,733
Equipment                            2,623,308    2,576,748
Construction in progress               116,279       27,913
                                     _________    _________
                                   $ 7,021,975   $6,886,471

Less accumulated depreciation       (1,571,894)  (1,465,455)
                                     _________    _________
                                   $ 5,450,081   $5,421,016
                                     =========    =========


4) SUBSEQUENT EVENTS:

On April 15, 1997, the Company aquired 100 percent of the outstanding stock of Tualatin Vineyards Inc. ("TVI") . The purchase price paid by the Company to the TVI shareholders in exchange for their shares was $1,824,000 plus TVI's current assets minus TVI's current and long term liabilities as reflected in its balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of unregistered shares of the Company's Common Stock at an exchange rate based on an agreed price for the Company's Common Stock of $3.162366 per share. A portion of the purchase price is being held in escrow pending completion and delivery of the final balance sheet from TVI setting forth the actual current assets, current liabilities, and long term liabilities on the closing date April 15, 1997. This balance sheet will be delivered to the Company sixty days after the closing date.


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations(before excise taxes are deducted) are summarized as follows:

                                        Three Months Ended
                                             March 31,
                                       __1997__    __1996__

Tasting Room sales & Rental Income    $ 140,598   $ 150,992
On-site and off-site festivals           85,622      76,092
In state sales                          316,964     307,270
Out of state sales                      298,126     168,954
                                        _______     _______
Total Revenue                        $  841,310   $ 703,308
                                        =======     =======

Tasting Room sales for the three months ended March 31, 1997 decreased 7% over the same period in 1996. The decrease in sales during the first quarter of 1997 was principally attributable to the shortage of certain kinds of wines not available in the first quarter of 1997. One the most popular wines in the tasting room, Edelweiss, was not available until late February which had a significant impact on the sales in the first quarter. With the release of additional wines late in the quarter, the tasting room sales in March, 1997 were $2,000 higher than the previous period in 1996. In order to stimulate sales in this segment of the business, several new venues were added to the retail operation in the first quarter of 1997. The "4th Friday at Willamette Valley Vineyards" will be held monthly and will showcase wine, food, music, and art. In addition, the Retail Manager will be holding several "Wine Appreciation" classes focusing on the many aspects of wine tasting.

On-site and off-site festival sales for the first quarter of
1997 increased 13% over the first quarter of 1996.    The
Company maintains that with its new Hospitality Center it will continue to generate greater interest in the winery and its festivals. The Company experienced an increase of sales revenue generated by its annual Vintage Release Festival both from on site sales and presold wine orders.

Sales in the state of Oregon, through the Company's independent sales force, increased 3% in the first quarter of 1997 over the first quarter of 1996. This increase was principally attributable to new accounts, better point-of-sale information, improved sales management, and targeted sales of higher margin wines. The Company received in this quarter three gold medals for its 1996 White Riesling, a double gold from the Taster Guild, a gold from the Newport
Seafood and Wine Festival, and a gold and "best of class" from the McMinnville Wine Classic. These three significant awards for the 96 White Riesling had a significant impact on the sales of White Riesling in Oregon which is already established as one of the leading brands in the state plus it is the Company's number one seller in the state based on revenue.

Out-of-state sales in the first quarter of 1997 increased
76% over the first quarter of 1996.   The Company now sells
wine in 32 states as compared to 26 states in the first quarter of 1996. The Company established three new distributors in Ohio, Washington D.C., and Rhode Island which accounted for revenues of $52,456 in the first quarter of 1997. Further the Company has seen a significant increase of sales in the first quarter of 1997 over the same period last year in several already established states. These states include Florida, Colorado, and the Northeastern states. The Company has received recent awards, with gold medals for 1995 Chardonnay and 1996 Whole Berry Fermented Pinot Noir from the Taster Guild which will reflect very favorably in all out-of-state venues.

Excise taxes
This is the first quarterly report in which the Company has reported its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). In past Quarterly reports the Company has reported excise taxes as selling, general and administrative expense. Since the Company only collects these excise taxes for the federal and state governments, it should not consider these expense as legitimate selling, general and administrative expenses. The amount for the first quarter of 1997 was $24,188. For the same period in 1996, the excise taxes collected was $22,022 which was reported as a selling, general, and administrative expense in the first quarter 1996 results.

Gross Profit

Winery Operations
As a percentage of revenue, gross profit for the winery operations remain the same at 56% in the first quarter of 1997 as compared to 56% in the first quarter of 1996. The Company expects the gross margins to remain at this level through 1997. In the past few years, the Company has experienced higher production costs specifically in the price of grapes. In order to keep the margin at a sustained level, the Company has expanded its marketing efforts to sell more higher priced wines which have greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 30% to $501,200 in the first quarter of 1997 from $386,260 in the first quarter of 1996. The increase in the selling, general, and administration expenses was principally attributed to higher costs due to operating at a higher sales level. The Company pays its independent sales representative by commission. Thus, as sales revenue increases, more commissions are due.

As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 61% in the first quarter of 1997 from 55% in the first quarter of 1996. In the past few months, the Company has experienced increased expenses relating to samples, travel, and point-of-sale expenses for the significant expansion of sales outside of the state.

Further, in the first quarter of 1997, the Company incurred a significant amount of legal fees over the same period in 1996. Most of the fees were related to several unexpected events including, a trademark dispute, employee compensation issues, and a dispute with the state over some additional taxes. Selling, general and administrative expenses have also increased as the Company has hired a full time General Manager and other additional personnel to provide management previously provided by its affiliate, Willamette Valley, Inc., Microbreweries Across America ("WVI"),accounting and other services which were under a management contract which was terminated on June 30, 1996. The Company believes that its current operations and growth plans necessitate a full-time management staff rather than relying on management services from WVI.

Other Income, Other Income and Expense

Interest income/other income increased to $13,161 for the first quarter of 1997 from $8,385 for the first quarter of 1996 primarily as a result of income from investing unused building funds. Interest expense increased to $79,913 in the first quarter of 1997 from $48,975 in 1996. As the Company incurred additional interest expense from funds borrowed from Farm Credit Services in the fall of 1996 to finance additional production capacity needed in 1996 and beyond.





Income Taxes

As in prior years, the Company has operated with a net loss for the first three months in 1997 but truly expects to show a profit by the end of 1997. Income taxes associated with the loss in the first three months of 1997 were immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a working capital balance of $2.5 million and a current ratio of 3:1. At December 31, 1996, the Company had a working capital balance of $2.7 million and a current ratio of 3:1.

The Company has a cash balance of $583,466 at March 31, 1997. It has committed $485,000 of the cash balance for the completion of 20,000 square foot storage building on site which is expected to be completed by June 1997.

The Company obtained a line of credit of $1,000,000 from Farm Credit Services during the last quarter of 1996. At
March 31, 1997, the line of credit balance $743,981.

The Company has a total long term debt balance of $3,045,213 owed to Farm Credit Services. This debt was used to finance the Hospitality Center and invest in winery equipment to increase its capacity to produce nearly 100,000 cases of wine per year. The Company has three separate notes with Farm Credit Services each of which becomes due in 2012. The interest rates are 8.15%, 9.95%, and 8.55% .

At March 31, 1997, the Company still owes $425,762 on grape contracts for the 1996 fall production crop which are due on April 1, 1997. The Company expects to pay off these grape contracts using funds remaining on its line of credit.

The Company expects that cash available at March 31, 1997, together with income from operations and periodic borrowings from its line of credit, will satisfy its cash requirements for at least the next twelve months.



SUBSEQUENT EVENT


On April 15, 1997, the Company aquired 100 percent of the outstanding stock of Tualatin Vineyards Inc. ("TVI") . The purchase price paid by the Company to the TVI shareholders in exchange for their shares was $1,824,000 plus TVI's current assets minus TVI's current and long term liabilities as reflected in its balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of unregistered shares of the Company's Common Stock at an exchange rate based on an agreed price for the Company's Common Stock of $3.162366 per share. A portion of the purchase price is being held in escrow pending completion and delivery of the final balance sheet from TVI setting forth the actual current assets, current liabilities, and long term liabilities on the closing date April 15, 1997. This balance sheet will be delivered to the Company sixty days after the closing date.


On April 15, 1997, the Company obtained a seventeen year term loan from Farm Credit Services of $1,300,000. Part of the term loan, $770,000 was used to pay the cash portion of the TVI aquisition to the TVI shareholders at closing. The remaining funds are designated for development of unplanted vineyard land obtained in the TVI aquisition. The Company plans to plant an additional 50 acres on the property site in the next two years. It is estimated that the annual interest payment plus payment on the principle of the loan will amount to $150,000 annually. The Company expects that principle plus interest payments will be paid out of the funds from the operation of the winery at the TVI site. The Company intends to market wines under the TVI label and operate at the same current operating level but expects to save a significant amount of overhead expenses by combining the operations of the TVI winery with the Company's existing winery.











PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

          (a)Exhibits         Description:

           10.18             Agreement of Merger and Plan of
                             Reorganization among Willamette
                             Valley Vineyards, Inc.,Tualatin
                             Vineyards, Inc., William
                             Malkmus, William Fuller
                             Virginia Fuller, Loran Stewart,
                             Jewel Hult William Manning
                             Paul ten Doesschate and Bruce
                             Herzinger dated April 1, 1997
                             and executed April 15, 1997

          (b) Reports on Form 8-K

On January 23, 1997 the Company filed a Form 8-K in connection with its execution of a Letter of Intent with Tualatin Vineyards, Inc. ("TVI") relating to the Company purchase of 100 percent of the outstanding stock of TVI, for a purchase price of $1,824,000, plus TVI's current assets less the current and long term liabilities as reflected in its audited balance sheet as of the closing date of aquisition. Pursuant to the Letter of Intent, the Company will pay 35 percent of the purchase price in cash and the balance will be paid through the issuance of unregistered shares of Common Stock of the Company. The Form 8-K included as exhibits copies of the Letter of Intent dated Janiary 6, 1997 and a press release dated January 23, 1997, related to the execution of the Letter of Intent. The Acquisition was completed on April 15, 1997.





SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date:                         By /s/ James W Bernau
                                  James W Bernau
                                  President and Secretary

Date:                          By /s/ Kevin Chambers
                                  Kevin Chambers
                                  General Manager

Date:                          By /s/ John Moore
                                  John Moore
                                  Controller


SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                         By  James W Bernau

                                  President and Secretary

Date:                          By Kevin Chambers

                                  General Manager

Date:                          By John Moore

                                  Controller

                       WILLAMETTE VALLEY VINEYARDS, INC.