Form 10QSB
period 1997-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-08-13
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended June 30, 1997
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

    Number of shares of common stock outstanding as of June 30, 1997 4,226,096 shares, no par value




               WILLAMETTE VALLEY VINEYARDS, INC.

                        Balance Sheet


                                  June 30,     December 31,
                                    1997            1996
                                (unaudited)
                                ---------         ---------
ASSETS
Current assets:
Cash and cash equivalents       $ 248,966 *       $ 794,885
Accounts receivable trade, net    380,493           288,905
Other receivable                      765            12,388
Inventories                     3,565,976         2,843,053
Prepaid expenses                  130,120            94,790
Deferred income taxes             111,438           111,438
                                 --------         ---------
Total current assets            4,437,758         4,145,459

Vineyard development cost, net  1,458,784           386,605
Property and equipment, net     6,463,417         5,421,016
Investments                       143,086           115,218
Notes receivable                  143,229           138,511
Debt issuance costs,net           166,777            56,896
                              -----------       -----------
Total assets                  $12,813,051       $10,263,705
                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Line of credit                $ 1,099,627       $   479,626
Current portion of long term      124,191            97,819
debt
Accounts payable                  566,786           117,428
Accrued commissions and payroll    42,497           122,745
Other accrued liabilities          34,103            51,511
Income taxes payable               14,148            29,148
Grapes payable                     (1,065)          551,014
                                ---------         ---------
Total current liabilities       1,880,287         1,449,291

Long-term debt                  3,900,226         3,072,181
Deferred income taxes             114,028           114,028
                                ---------         ---------
Total liabilities               5,894,541         4,635,500

Shareholders' equity
Common stock, no par value
- 10,000,000   shares authorized,
 3,785,356 shares at 12/31/96
and 4,226,096 at 4/15/96
issued and outstanding          6,763,652         5,369,868

Retained earnings                 154,858           258,337
                                ---------         ---------
Total shareholders' equity      6,918,510         5,628,205

Total liabilities and
shareholders' equity          $12,813,051       $10,263,705
                              ===========       ===========
* $156,000 restricted cash see Liquidity and Capital
Resources

The accompanying notes are an integral part of this financial statement.



                 WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Income
                          (Unaudited)


                  Three Months Ended      Six Months Ended
                    June 30,                   June 30
                    1997    1996           1997    1996
Revenues:

Total Revenue  $1,260,179  $947,288  $2,077,301  $1,628,574

Cost of Sales:

Total Cost of
 Sales            580,512   412,774     937,291     721,101
               ----------  --------  ----------  ----------
Gross Margin      679,667   534,514   1,140,010     907,473

Selling, general
 and administrative
 expenses         585,835   420,063   1,087,035     784,301

Other income (expense)
Interest income     8,374     2,363      19,732       9,051
Interest expense (104,399)  (47,166)   (184,312)   (96,141)
Other income        6,323         -       8,126       1,697
                 --------   --------   ---------   --------
                  (89,702)  (44,803)   (156,454)   (85,393)

Net income(loss)
before income
taxes               4,130    69,648    (103,479)     37,779

Income tax benefit      -         -           -           -

Net income(loss)    4,130    69,648    (103,479)     37,779
                   ======   =======    ========      ======
Retained earnings
(accumulated deficit),
beginning of period
                  150,728    56,038     258,337      87,907

Retained earnings
(accumulated deficit),
end of period    $154,858  $125,686    $154,858    $125,686
                 ========  ========    ========    ========

Net income(loss)
per common share $      -   $  0.02  $    (0.02) $     0.01

Weighted average number
 of common shares
outstanding     4,226,096 3,785,356   4,226,096   3,785,356


              WILLAMETTE VALLEY VINEYARDS, INC.
                   Statement of Cash Flows
                         (unaudited)
                                  Six Months Ended June 30,
                                      1997            1996
Cash flows from operating activities:
Net loss                        $  (103,479)      $ 37,779
Reconciliation of net loss
 to net cash used
for operating activities:
Depreciation and amortization       233,022        172,128
Changes in assets and liabilities:
Accounts receivable trade           (91,588)       (62,444)
Other receivable                     11,623           (597)
Inventories                        (722,923)       (34,612)
Prepaid expenses                    (35,330)       (51,371)
Notes receivable                     (4,718)        (4,728)
Grape payable                      (552,079)      (344,642)
Accounts payable                    449,358         59,382
Taxes payable                       (15,000)       (14,100)
Accrued liabilities                 (97,656)       (41,119)
                                  ---------        -------
Net cash used by operating
activities                         (928,770)      (284,324)

Cash Flow from investing activities
Construction expenditures
and purchases of equipment         (866,680) *    (170,271)
Vineyard development expenditures   (87,138) *     (17,067)
Cash received/paid for investments  (27,868)        29,720
                                   --------        -------
Net cash used by investing
activities                         (981,686)      (157,618)

Cash Flows from financing activities:
Line of credit borrowings
(repayment)                         620,001       (131,808)
Debt issuance cost                 (109,881)         1,027
Mortgage loan funds                 854,417        (26,151)
                                  ---------       --------
Net cash provided by financing
activities                        1,364,537       (156,932)

Net decrease in cash and
cash equivalents                   (545,919)      (598,874)

Cash and cash equivalents:
Beginning of period                 794,885        599,895

End of period                 $     248,966    $     1,021
                                   ========         ======
* excludes a non cash purchase of equipment and land in exchange for stock issued as part of the purchase of Tualatin Vineyards

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




2) Inventories by major classifications are summarized as follows:

                                     June 30,   December 31,
                                       1997           1996


Winemaking and packaging material $   74,392   $      87,321
Work-in-progress (costs relating     924,863       1,559,612
  to unprocessed and/or unbottled
  wine products)
Finished goods (bottled wines
  and related products)            2,566,721       1,196,120
                                   ---------       ---------
                                 $ 3,565,976      $2,843,053
                                   =========       =========

2
3)  Property and Equipment consist of the following:

                                     June 30,   December 31,
                                       1997            1996

Land and improvements            $ 1,037,072     $  563,077
Winery building and Hospitality    3,752,292      3,718,733
Center
Equipment                          2,909,174      2,576,748
Construction in progress             448,398         27,913
                                  ----------     ----------
                                  $8,146,936     $6,886,471

Less accumulated depreciation     (1,683,519)    (1,465,455)
                                  -----------    ----------
                                $  6,463,417    $ 5,421,016
                                   =========      =========

4) Tualatin Acquisition:

On April 15, 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards Inc. ("TVI") . The purchase price paid by the Company to the TVI shareholders in exchange for their shares was $1,824,000 plus TVI's current assets minus TVI's current and long term liabilities as reflected in its balance sheet dated April
15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of unregistered shares of the Company's Common
Stock at an exchange rate based on an agreed price for the Company's Common Stock of $3.162366 per share. A portion of the purchase price is being held pending completion and delivery of the final balance sheet from TVI setting forth the actual current assets, current liabilities, and long term liabilities on the closing date April 15, 1997.



5) Excise taxes:

For the second quarter and the first half of 1997, the Company has reported its excise taxes as a deduction of sales revenue to equal a net revenue total (as shown on the Statement of Operations). In past Quarterly reports the Company has reported excise taxes as selling, general and administrative expense. Since the Company only collects these excise taxes for the federal and state governments, it should not consider these expense as legitimate selling, general and administrative expenses. The amount for the second quarter of 1997 was $53,673 and $77,861. For the same periods in 1996, the excise taxes collected was $24,181 for the second quarter of 1996 and $46,203 for the first half of 1996. The Company has restated the second quarter and first half of 1996 financial to reflect this change of deducting excise taxes from gross revenue.

6) Cash Flow:

In the second quarter of 1997, the Company recorded the acquisition of Tualatin Vineyards to its Balance Sheet. Since 65% of the transaction was in the form of a stock purchase, the "Statement of Cash Flow" will not reflect this non-cash transaction.

7) Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful completion of the acquisition of Tualatin Vineyards and assimilation of Tualatin's business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10 and from time to time in the company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.




           Management's Discussion and Analysis of
         Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                       Three Months Ended  Six Months Ended
                            June 30,              June 30,
                        1997     1996       1997      1996
Tasting room and
hospitality sales  $ 211,303 $ 213,303 $  351,902   $364,295
On-site and off-
site                  92,391   116,435    178,013    192,527
In state sales       462,258   402,699    779,222    709,969
Bulk sales            37,724               37,724
Out of state         510,175   239,032    808,301    407,986
sales
                   ---------   -------  ---------  ---------
Total Revenue    $ 1,313,852 $ 971,469 $2,155,162 $1,674,777

Less Excise taxes     53,673    24,181     77,861     46,203
                   ---------   -------  ---------  ---------
Net Revenues     $ 1,260,179 $ 947,288 $2,077,301 $1,628,574
                   =========  ========  =========  =========

Tasting Room and Hospitality sales for the three months ended June 30, 1997 decreased 1% over the same period in 1996. For the first six months of 1997, the sales decreased 3% over the same period in 1996. The management has scheduled several new events and programs to help bolster sales in the Tasting Room in the first half of 1997. With the purchase of Tualatin Vineyards, the Company has added a new line of award winning wines for sale in the Company's Tasting Room. The Company closed Tualatin's Tasting Room to consolidate its staff and attract Tualatin customers to its Tasting Room in Turner. Rental revenue from the Company's Hospitality Center remained strong in the first half of 1997. Wedding, business meeting and family events make up the types of revenue producing events held at the Winery.

On-site and off-site festival sales for the second quarter of 1997 decreased 21% over the second quarter of 1996. For the first half of 1997, sales in this category decreased 8% over the same period in 1996. The Company has added additional on-site events to its calendar in an attempt to increase the decreased revenue. The Company started a "fourth Friday of the month" which showcases its wines, food, music, and art. It will feature a range of events from art shows to big band dances to winemaker dinners. The Company has also been a major sponsor to a Jazz concert series held at a local community college in Salem. The Company's Wine Club, started in 1996 continues to grow. It hopes that additional promotion of the Wine Club in all Company mailings and on-site festivals will added a significant amount of new members.

Sales in the state of Oregon, through the Company's independent sales force, increased 15% in the second quarter of 1997 from the second quarter of 1996. For the first half of 1997, the sales increased 10% over the same period in 1996. The Company has made significant efforts to increase sales by expanding the supply of Edelweiss (a Muscat and Riesling base wine) to in-state wholesale accounts. This wine has proven to be a best seller in the Tasting Room since its introduction in 1995. The net result has been to double its sale in this quarter as compared to the same period in 1996. In the first half of 1997, the Company received three gold medals for its 1996 White Riesling, a double gold from the Taster's Guild, a gold from the Newport Wine and Seafood Festival, and a gold and "best of class" from the McMinnville Wine Classic. The promotion of this award winning wine resulted in additional sales in the second quarter of 1997. The Company also ran a special pricing on another of its wines, Oregon Blossom, which led to additional revenue in the second quarter of 1997.

Out-of-state sales in the second quarter of 1997 have increased 113% over the second quarter of 1996. In the first half of 1997, these sales increased 98% over the first six months of 1995. The Pinot Noir product line showed a strong growth in the second quarter of 1997. The revenue from sales of Pinot Noir shipped out of the state in the second quarter of 1997 increased to $291,372 from $83,966 in the second quarter of 1996. Overall sales increase is a result of the efforts of the Company's Sales Director who has focused on developing domestic and international markets. The Company now sells wine in 33 states and six foreign countries. As compared to the first of 1996, several new distributors produced significant revenues in the first half of 1997. The markets that showed increased revenues were in the states of : Minnesota, Ohio, Rhode Island, Connecticut, Texas, and the District of Columbia. Increased sales promotion in California and New York resulted in a significant revenue increase in the first half of 1997 as compared to the same period in 1996.



Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations decreased to 54 % of revenue in the second quarter of 1997 as compared to 56% in the second quarter of 1996. For the first half of 1997, the gross profit decreased from 55% as compared to 56% for the first half of 1996. The Company expects the gross margins to remain at this level through 1997. During the second quarter of 1997, the Company sold about $55,000 of Tualatin Vineyard wine at a lower gross margin which impacted the margin experienced in the quarter as compared to the same period in 1996. In the past few years, the Company has experienced higher production costs specifically in the price of grapes. In order to keep the margin at a sustained level, the Company has expanded its marketing efforts to sell more higher priced wines which have greater profit margin.



Selling, General and Administrative Expense
Selling, general and administrative expenses increased 39% to $585,835 in the second quarter of 1997 from $420,063 in the second quarter of 1996. Selling, general, and administrative expenses for the first half of 1997 increased 39% to $1,087,035 from $784,301 over the same period in 1996. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 46% in the second quarter of 1997 from 44% in the second quarter of 1996. For the first six months of 1997, these costs as a percentage of revenue increased to 52% in 1997 from 48% in 1996.

During the second quarter of 1997, the selling, general, and administrative expenses increased by additional commissions paid to the independent sales force of $35,000 over the same period in 1996. Since commissions are based on the same percentage of revenue, there is no adverse effect in the income ratio. In the second quarter of 1997, the Company has experienced increased expenses relating to samples, travel, point-of-sale expenses, and shipping charges for the development of new markets and the expansion of sales outside of the state. The out-of-state sales representatives are given a predefined percentage of revenue for wine samples and point of sale material. Thus, as the gross revenues increase, the actual dollar expenditures for wine samples and point-of-sale material increases.

In May of 1996, the Company hired a General Manager. Thus, the selling, general and administrative expenses increased in the second quarter of 1997 over the same period in 1996 as the Company has hired a full time General
Manager and other additional personnel to provide management.




Other Income and Expense

Interest and other income increased to $14,697 for the second quarter of 1997 from $2,363 for the second quarter of 1996. For the first half of 1997, the interest and other income increased to $27,858 from $10,748 in 1996.

Interest expense increased to $104,399 in the second quarter of 1997 from $47,166 in 1996. For the first half of 1997, the interest expense increased to $184,312 from $96,141 in 1996. The Company incurred additional interest expense from funds borrowed from Farm Credit Services in the fall of 1996 to finance additional production capacity for growing its business. In April 1997, the Company borrowed an additional $1.3 million from Farm Credit
Services to purchase Tualatin Vineyards and procure funds to plant an additional 50 acres of vineyards at Tualatin
Vineyards.


Income Taxes

The Company has operated at a net loss for the first six months in 1997 but truly expects to show a profit by the end of 1997. Income taxes associated with the loss in the first six months of 1997 were immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had a working capital balance of $2.6 million and a current ratio of 2.4:1. At December
31, 1996 , the Company had a working capital balance of $2.7 million and a current ratio of 3:1.

The Company has a cash balance of $248,966 at June 30, 1997. It has committed $156,000 of the cash balance for the completion of a 20,000 square foot storage building on site, which is expected to be completed by August 1997.

The Company obtained a line of credit of $1,000,000 from Farm Credit Services during the last quarter of 1996 and an additional $1,000,000 to the line in the second quarter of 1997. At June 30, 1997, the line of credit balance was $1,099,627.

The Company has a total long term debt balance of $4,024,417, not including its line of credit, owed to Farm
Credit Services. This debt was used to finance the Hospitality Center and invest in winery equipment to increase its capacity to produce 100,000 cases of wine per year. An additional $1,300,000 was borrowed to finance the acquisition of Tualatin Vineyards. This debt is represented by four separate notes with Farm Credit Services, each of which becomes due in fifteen years. The interest rates are 8.15%, 9.95%, 8.55%, and 8.1% .

At June 30, 1997, the Company has contracted   1.2M in
grape contracts for the harvest in the fall of 1998.

The Company expects that cash available at June 30, 1997, together with income from operations and periodic borrowings from its line of credit, will satisfy its cash requirements for at least the next twelve months.


Subsequent Events:

On July 25, Kevin Chambers resigned as General Manager due to personal reasons. The Company has already began its search for a new General Manager and expects to hire in the fourth quarter. In the interim, Jim Bernau, President and CEO, has assumed Kevin's duties assisted by Jim Ellis, Corporate Secretary.


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


                    WILLAMETTE VALLEY VINEYARDS, INC.





Date:             By                      .
                    James W Bernau
                    President