Form 10QSB
period 1997-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-11-17
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                          FORM 10-QSB

                       Quarterly Report Pursuant to Section
13 or 15(d)
                          of the Securities Exchange Act of
1934

                         For the Quarter Ended September
30, 1997
                              Commission File Number 0-
21522

              WILLAMETTE VALLEY VINEYARDS, INC.