Form 10QSB/A
period 1997-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1997-12-03
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 1997
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

       Number of shares of common stock outstanding as of September 30, 1997 4,226,096 shares, no par value








                   WILLAMETTE VALLEY VINEYARDS, INC.

                               Balance Sheet


                              September 30,    December 31,
                                 1997               1996
                                (unaudited)
ASSETS

Current assets:
Cash and cash equivalents          $ 141,284 *   $ 794,885
Accounts receivable trade, net       390,581       288,905
Other receivable                          -         12,388
Inventories                        4,060,682     2,843,053
Prepaid expenses                      85,734        94,790
Deferred income taxes                111,438       111,438
                                  -----------  -----------
Total current assets               4,789,719     4,145,459

Vineyard development cost, net     1,461,579       386,605
Property and equipment, net        6,736,830     5,421,016
Investments                           96,001       115,218
Notes receivable                     145,838       138,511
Debt issuance costs,net              173,994        56,896
                                  -----------  -----------
Total assets                     $13,403,961   $10,263,705
                                 ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Line of credit                   $ 1,195,764   $   479,626
Current portion of long term debt    124,191        97,819
Accounts payable                     599,517       117,428
Other accrued liabilities             41,712        51,511
Accrued commissions and payroll      104,466       122,745
Income taxes payable                  14,148        29,148
Grapes payable                       354,049       551,014
                                  ----------    ----------
Total current liabilities          2,433,847     1,449,291

Long-term debt                     3,947,620     3,072,181
Deferred income taxes                114,028       114,028
                                 -----------    ----------
Total liabilities                  6,495,495     4,635,500

Shareholders' equity
Common stock, no par value
- 10,000,000   shares authorized,
 3,785,356 shares at 12/31/96
and 4,226,096 at 9/30/97
issued and outstanding             6,763,652     5,369,868

Retained earnings                    144,814       258,337
                                  ----------   -----------
Total shareholders' equity         6,908,466     5,628,205

Total liabilities and
shareholders' equity             $13,403,961   $10,263,705
                                 ===========    ==========
* $106,000 restricted cash see Liquidity and Capital
Resources

The accompanying notes are an integral part of this financial statement.



                       WILLAMETTE VALLEY VINEYARDS, INC.
                            Statement of Operations
                                 (Unaudited)


                   Three Months Ended     Nine Months Ended
                       September 30,         September 30,
                    1997        1996      1997      1996
Revenues:

Net Revenue     $1,309,636 $1,127,965 $3,386,937 $2,756,539

 Cost of
 Sales             577,289    483,098  1,514,580  1,204,199
                 ---------   --------  ---------  ---------
Gross Margin       732,347    644,867  1,872,357  1,552,340

Selling, general,
administrative
expenses           636,134    491,827  1,723,170  1,276,128

Other income (expense)
Interest income      4,808      2,747     24,540    11,798
Interest expense  (114,328)   (51,262)  (298,639) (147,403)
Other income         3,263     20,030     11,389    21,727
                ----------   --------  ---------  ---------
                  (106,257)   (28,485)  (262,710) (113,878)

Net income(loss) before
income taxes       (10,044)   124,555   (113,523)  162,334

Income tax benefit     -      (27,712)       -     (27,712)

Net income(loss)   (10,044)    96,843   (113,523)  134,622
                   ========   =======   ========   =======
Retained earnings
beginning of period 154,858   125,686    258,337    87,907

Retained earnings
end of period      $144,814  $222,529   $144,814  $222,529
                   ========  ========   ========  ========

Net income(loss)
per common share $     -     $  0.03   $  (0.03)  $   0.04

Weighted average number
 of common shares
outstanding       4,226,096 3,785,356   4,056,411 3,785,356


                      WILLAMETTE VALLEY VINEYARDS, INC.
                            Statement of Cash Flows
                                 (unaudited)

                            Nine Months Ended September 30,
                                      1997        1996
Cash flows from operating activities:

Net loss                          $ (113,523)    $ 134,622
Reconciliation of net loss
 to net cash used
for operating activities:
Depreciation and amortization        368,834       265,856
Changes in assets and liabilities:
Accounts receivable trade           (101,676)     (185,545)
Other receivable                      12,388        (9,395)
Inventories                       (1,217,626)      (95,566)
Prepaid exp                            9,056       (24,993)
Grapes payable                      (196,965)     (344,642)
Accounts payable                     482,089       160,301
Taxes payable                        (15,000)       27,712
Accrued liabilities                  (28,080)      (39,370)
                                    ---------    ----------
Net cash used by operating
activities                          (800,503)     (111,020)

Cash Flow from investing activities
Construction expenditures
and purchases of equipment          (910,217)*    (485,656)
Vineyard development expenditures   (455,622)*     (17,067)
Cash received for investments         19,217        29,720
Change in notes receivable            (7,327)       (7,118)
                                  -----------    ----------
Net cash used by investing
activities                        (1,353,949)     (480,121)

Cash Flows from financing activities:
Line of credit borrowings            716,138        40,741
Debt issuance cost                  (117,098)        1,547
Mortgage loan funds                  901,811       (49,976)
                                   ---------       --------

Net cash provided /(used) by
financing activities               1,500,851        (7,688)


Net decrease in cash and
cash equivalents                    (653,601)     (598,829)

Cash and cash equivalents:
Beginning of period                  794,885       599,895

End of period                    $   141,284      $  1,066
                                     ========        ======
* excludes a non cash purchase of equipment and land in exchange for stock issued as part of the purchase of Tualatin Vineyards

The accompanying notes are an integral part of this financial statement.




                        WILLAMETTE VALLEY VINEYARDS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1)  BASIS OF PRESENTATION

The interim financial statements have been prepared by the Company, without audit and are subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and are allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation.




2) Inventories by major classifications are summarized as follows:

                                  September 31, December 31,
                                         1997         1996



Winemaking and packaging material     $ 56,688     $  87,321
Work-in-progress (costs relating       582,573     1,559,612
  to unprocessed and/or unbottled
  wine products)
Finished goods (bottled wines
  and related products)              3,421,421     1,196,120
                                  ------------    ----------

                                   $ 4,060,682    $2,843,053
                                   ===========    ==========


3)  Property and Equipment consist of the following:

                              September 30,     December 31,
                                    1997             1996


Land and improvements           $ 1,037,071      $  563,077
Winery building and Hospitality   4,370,191       3,718,733
Center
Equipment                         3,029,808       2,576,748
Construction in progress            106,000          27,913
                               ------------      -----------
                                 $8,543,070      $6,886,471

Less accumulated depreciatio     (1,806,240)     (1,465,455)
                              --------------   ------------
                               $  6,736,830     $ 5,421,016
                                ===========      ==========

4) Tualatin Acquisition:

On April 15, 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards Inc. ("TVI") . The purchase price paid by the Company to the Tualatin
Vineyards Inc. shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards Inc.'s current assets minus Tualatin Vineyards Inc.'s current and long term liabilities as reflected in Tualatin Vineyards Inc.'s balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of unregistered shares of the Company's Common Stock at an exchange rate based on an agreed price for the Company's Common Stock of $3.162366 per share. The final purchase price was $1,988,601 paid to Tualatin Vineyards Inc. shareholders. This calculates to
$696,010 in cash borrowed from Farm Credit Services plus
$1,292,591 in common stock. The company incurred additional costs in the form of attorney costs of $46,000 and real estate closing costs and loan fee costs of $25,650 which will be amortized over the life of the loan.



5) Excise taxes:

For the third quarter and the nine months of 1997, the Company has reported its excise taxes as a deduction of sales revenue to equal a net revenue total (as shown on the Statement of Operations). Prior to 1997, the Company has reported excise taxes as selling, general and administrative expense. Since the Company only collects these excise taxes for the federal and state governments, it should not consider these expense as legitimate selling, general and administrative expenses. The amount for the third quarter of 1997 and the first nine months of 1997 was $50,824 and $128,685. For the same periods in 1996, the excise taxes collected were $24,128 for the third quarter of 1996 and $70,331 for the first nine months of 1996. In
1997, the federal excise tax rate increased significantly because the Company produced more wine in 1997 over 1996 which placed itself in a higher tax rate category. In this report, the Company reclassified the third quarter and first nine months of 1996 financial statements to reflect the current period presentation.

6) Cash Flow:

In the second quarter of 1997, the Company recorded the acquisition of Tualatin Vineyards on its balance sheet.
Since 65% of the transaction was paid for with common stock of the Company, the statement of cash flow does not reflect this non-cash transaction.

7) Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects, "anticipates, "intends," "plans," "believes," "seeks,"estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyards Inc.'s business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10Q and from time to time in the company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.




             Management's Discussion and Analysis of
           Financial Condition and Results of Operations

For the third quarter of 1997 and for the nine months of 1997, the Company has operated at a level where the sales revenues and operating expenses have not met the approved budget. For the first nine months of 1997, the Company's actual sales revenue is 5% lower than its projections for this same period. The 1997 sales projections were based only on a percentage increase from the prior year and did not provide enough detail for the Company to determine in what market location the Company is not meeting projections. This is the first time in the Company's history it has not met its sales projection. The Company has returned to a strict policy of developing detailed sales projections in which each sales manager is directly responsible for his/her projections. Since the operating budgets were based on obtaining certain sales revenue goals, the actual operating expenses have exceeded their approved budgets. For the first nine months of 1997 the actual operating expenses have exceeded the budget by 14%. With sales projections not meeting budget and operating expenses exceeding the Company's authorized budgets, this creates the unprofitable condition in which the Company finds itself. Traditionally, the fourth quarter is the Company's strongest quarter and it expects to show a nominal profit for the year.

During the third quarter of 1997, the Company's newly formed Executive Committee, made up of three members of the board of directors has taken action to solve these conditions. With the Company's management, the Executive Committee has developed an expenditure reduction plan which expects to show positive results in future quarters. The Company has eliminated six managers and directors of the Company in a move to reduce overhead expenses in the company. The Company has also eliminated two outside contractors to further reduce its operating costs. During the third quarter of 1997, the Company's General Manager resigned. Jim Bernau, the President and CEO, has returned to the Company full time to take over the day-to-day operation.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                   Three Months Ended      Nine Months Ended

                    September 30,             September 30,
                       1997       1996       1997      1996,
Tasting room and
hospitality sales   $ 244,277  $ 250,706  $596,179  $615,001
On-site and off-site  144,992    127,713   323,005   320,240
In state sales        552,273    415,118 1,331,495 1,125,087
Bulk sales             18,792               56,516
Out of state sales    400,126    358,556 1,208,427   766,542
                     --------   -------- --------- ---------
Total Revenue     $ 1,360,460 $1,152,093$3,515,662$2,826,870

Less Excise taxes      50,824     24,128   128,685    70,331
                   ----------   -------- ---------   -------
Net Revenue       $ 1,309,636 $1,127,965$3,386,937$2,756,539
                   ==========   ========= ======== =========

Tasting Room and Hospitality sales for the three months ended September 30, 1997 decreased 3% from the same period in 1996. For the first nine months of 1997, the sales decreased 3% from the same period in 1996. The management has scheduled several new events and programs to help bolster sales in the Tasting Room, in 1997. The management has instituted internal procedures to track the buying habits of the customers who visit the tasting room. The Company will use the information to target individual groups to encourage the customers to perceive the tasting room and grounds as a pleasant and rewarding buying experience. In the past year, the Company allowed the Wholesale Division to sell wine that had been exclusively designated as wine to be sold in the tasting room . The Company intends to return to its policy of carrying exclusive and smaller lot wines in the tasting room with higher sales margins.

On-site and off-site festival sales for the third quarter of 1997 increased 14% over the third quarter of 1996. For the nine months of 1997, sales in this category increased 1% over the same period in 1996. Revenues from on-site and off-site festivals have increased slightly in 1997 primarily due to the increased number of events in this year over last year. One off-site event, "Bite of Salem", had an increase of revenue of $11,500 over last year's event, but due to a large sponsor fee of $8,000 the event was not profitable. The Company has implemented a policy to require a cost benefit analysis for each event before a decision is made to participate in the event. The Company hopes to reduce its overhead cost in the Retail Department by only participating in events that return a desired profit rate. By eliminating events that do not meet the desired profit, the Company will cut its overhead costs in this department.

Sales in the state of Oregon, through the Company's independent sales force, increased 33% in the third quarter of 1997 from the third quarter of 1996. For the nine months of 1997, the sales increased 18% over the same period in 1996. The Company has made significant efforts to increase sales by expanding the supply of Edelweiss (a Muscat and Riesling base wine) to in-state wholesale accounts. This wine has proven to be a best seller in the Tasting Room since its introduction in 1995. In the third quarter, the Company introduced a two pack of White Riesling, one of its most popular products, which has won five gold medals during 1997 including a double gold from the Tasting Guild International Competition. Revenues for White Riesling in the third quarter increased $48,000 over the same period in 1996. Also in the quarter, the Company had a significant increase of $22,000 in revenues for its 96' Pinot Gris which won a gold medal at the Oregon State Fair.


Out-of-state sales in the third quarter of 1997 have increased 12% over the third quarter of 1996. In the nine months of 1997, these sales to distributors increased 58% over the first nine months of 1996. The growth in out-of-state sales slowed in the third quarter of 1997 yet the sales of certain products remained strong. The Pinot Noir product line showed a strong growth in the third quarter and the first nine months of 1997. The revenue from sales of Pinot Noir shipped out-of-state in the third quarter of 1997 increased to $198,643 from $172,952 in the third quarter of 1996. The revenue from sales in Pinot Noir shipped out-of-state in the first nine months of 1997 increased to $678,593 from $365,226 for the same period in 1996. This represents an increase of 86%. The overall sales increase is a result of the efforts of the Company focusing on developing domestic and international markets. The Company now sells wine in 39 states and six foreign countries.



Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery
operations decreased to       56% of revenue in the third
quarter of 1997 as compared to 57% in the third quarter of 1996. For the first nine months of 1997, the gross profit decreased from 55% as compared to 56% for the first nine months of 1996. The Company expects the gross margins to remain at this level through 1997. During the third quarter of 1997, the Company sold $68,000 of Tualatin
Vineyard wine at a lower gross margin which impacted the margin experienced in the quarter as compared to the same period in 1996.



Selling, General and Administrative Expense

Selling, general and administrative expenses increased 29% to $636,134 in the third quarter of 1997 from $491,827 in the third quarter of 1996. Selling, general, and administrative expenses for the first nine months of 1997 increased 35% to $1,723,170 from $1,276,128 over the same period in 1996. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 49% in the third quarter of 1997 from 44% in the third quarter of 1996. For the first nine months of 1997, these costs as a percentage of revenue increased to 51% in 1997 from 46% in 1996.

During the third quarter of 1997, the selling, general, and administrative expenses increased by additional commissions paid to the independent sales force of $43,000 over the same period in 1996. Since commissions are based on the same percentage of revenue, there is no adverse effect in the expense to revenue ratio. In the third quarter of 1997, the Company has experienced increased expenses relating to samples, travel, point-of-sale expenses, and shipping charges for the development of new markets and the expansion of sales outside of the state. The out-of-state sales representatives are given a predefined percentage of revenue for wine samples and point of sale material. Thus, as the gross revenues increase, the actual dollar expenditures for wine samples and point-of-sale material increases.

The Company is taking steps to reduce its selling, general, and administrative expenses due to the upward spiral of expense in the past year. The first step was taken on October 1, when the Point of Sale design department was laid off. The Company estimated that it lost $12,000 in the month of September to operate this department. The Company will contract with the former employees to do all of its design and point of sales work. The Company will operate at a reduced total budget of $4,000 per month. In addition, the Company has laid off additional personnel in the Retail Division as expenses were increasing faster than revenue.

The Company has targeted other administrative expenses and has reduced its spending in several key areas. The Company has suspended all new contracts on all outside consulting and placed very strict spending limits on the following expenditures; legal, office supplies, printing, postage, and
telephone .   The Company feels that with these spending
limits and elimination of outside consulting work, it will be able to reduce its administrative expenses to its 1996 level.







Other Income and Expense

Interest and other income decreased to $8,071 for the third quarter of 1997 from $22,777 for the third quarter of 1996.
For the first nine months of 1997, interest and other income increased to $35,929 from $33,525 in 1996.

Interest expense increased to $114,328 in the third quarter of 1997 from $51,262 in 1996. For the first nine months of 1997, the interest expense increased to $298,639 from $147,403 in 1996. The Company incurred additional interest expense from funds borrowed from Farm Credit
Services in the fall of 1996 to finance additional production capacity and added a storage facility for growing its business. The 20,000 square foot storage building was built to store wine which had previously been stored off-site at a cost of $8,000 per month to the Company. In April 1997, the Company borrowed an additional
$1.3 million from Farm Credit Services to purchase Tualatin
Vineyards and procure funds to plant an additional 50 acres of vineyards at Tualatin Vineyards.


Income Taxes

The Company has operated at a net loss for the first nine months in 1997 but expects to show a nominal profit by the end of 1997. Accordingly, no income tax benefit has been recorded for the quarter and nine months ending September
30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had a working capital balance of $2.4 million and a current ratio of 2.0:1. At
December 31, 1996 , the Company had a working capital balance of $2.7 million and a current ratio of 2.9:1.

The Company has a cash balance of $141,284 at September 30, 1997. It has committed $106,000 for the final payment on a 20,000 square foot storage building on site, which was completed in September, 1997.

The Company obtained a line of credit of $1,000,000 from Farm Credit Services during the last quarter of 1996 and an additional $1,000,000 was added to the line in the second quarter of 1997. At September 30, 1997, the line of credit balance was $1,195,764.

The Company has a total long term debt balance of $4,071,811, not including its line of credit, owed to Farm
Credit Services. Of this debt, $2,771,811 was used to finance the Hospitality Center and invest in winery equipment to increase its capacity to produce 100,000 cases of wine per year. An additional $1,300,000 was borrowed to finance the acquisition of Tualatin Vineyards and to plant additional vineyards there. The total long term debt is represented by four separate notes with Farm Credit
Services, each of which will be retired in fifteen years.
The interest rates are 8.15%, 9.95%, 8.55%, and 8.1% .

At September 30, 1997, the Company has contracted
$1,200,000 in grape contracts for the harvest in the fall of 1997. As of that date, the Company has processed about
$350,000 of grapes.

At September 30, 1997, the total inventory of bulk wines and finished product is valued at cost, $4,060,682. This is up from $2,843,053 from December 31, 1996. In 1996, the Company anticipated a growth in business thus it expanded the size of its 1996 grape harvest. This resulted in an increase in inventory cost as the Company bottled the additional product.




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





Date:           By
                    James W Bernau
                    President