Form 10KSB
period 1997-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1998-03-31
CIK 838875

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                                          13,541
[SECURITIES]                                         0
[RECEIVABLES]                                  850,526
[ALLOWANCES]                                  (30,000)
[INVENTORY]                                  4,171,027
[CURRENT-ASSETS]                             5,202,636
[PP&E]                                       8,801,092
[DEPRECIATION]                             (1,941,257)
[TOTAL-ASSETS]                              13,945,735
[CURRENT-LIABILITIES]                        2,731,443
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     6,779,067
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                13,945,735
[SALES]                                      5,714,132
[TOTAL-REVENUES]                             5,714,132
[CGS]                                        2,813,764
[TOTAL-COSTS]                                2,813,764
[OTHER-EXPENSES]                             2,434,867
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           (396,118)
[INCOME-PRETAX]                                120,150
[INCOME-TAX]                                    52,288
[INCOME-CONTINUING]                             67,862
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    67,862
[EPS-PRIMARY]                                      .02
[EPS-DILUTED]                                      .02