Form 10KSB/A
period 1997-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1998-04-02
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
   Commission File No 0-21522


                           WILLAMETTE VALLEY VINEYARDS, INC.

               (Name of Small Business Issuer in Its Charter)
OREGON                                                  93-0981021
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)              identification number)

8800 Enchanted Way, S.E.
Turner, OR 97392
(Address of principal executive offices, including zip code)

                                     (503) 588-9463
 (Issuer's telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act: Common
Stock

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
[X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB [X].


As of December 31, 1997

Issuer's revenues for its most recent fiscal year:      $5,714,132

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                               $6,372,535

Number of shares of Common Stock outstanding:            4,231,431

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

     In 1996, the Company owned 50 acres of planted vineyards--39 acres producing and 11 acres in development. After the acquistion of Tualatin Vineyards, Inc., in 1997 the Company owned 122 acres of producing vineyard, 30 acres in development and 41 additional plantable acres. After the long term lease of O'Connor Vineyards, the Company controlled 170 producing acres, 38 acres in development and 61 plantable acres.

     In April 1997 the Company acquired the net assets of Tualatin Vineyards, Inc. (TVI) adding 83 acres of producing vineyard, 60 more plantable acres and an additional 20,000 cases of wine making capacity. The purchase price paid by the Company to the Tualatin Valley shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards current assets minus their current and long term liabilities as reflected in their balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601 paid to the Tualatin Vineyard, Inc. shareholders.

     The Company also leased O'Connor Vineyards on a ten-year contract adding an additional 48 producing acres. All of these highly regarded vineyards are within the Willamette Valley
Appellation.

Products

     Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:: Pinot Noir , the Company's flagship and its largest selling varietal in 1997; Chardonnay, Pinot Gris, White Riesling, Dry Riesling, Gewurztraminer and Oregon Blossom (blush blend). As a convenience to our restaurant customers the Company produces some of our products in larger sized packages.

     Under its WVV label, the Company currently produces and sells small quantities of the following types of wine in 750 ml bottles:
Merlot, Cabernet Sauvignon, Edelweiss, and Oregon's Nog -- a seasonal holiday product.

Market Overview

     Wine Consumption Trends. Wine consumption in the United States declined from 1987 to 1994 due to increased consumer health concerns and a growing awareness of alcohol abuse. That decline was led by sharp reductions in the low-cost non-varietal ("jug") wine and wine cooler segments of the market which, prior to 1987, were two of the fastest growing market segments. Beginning in 1994, per capita wine consumption once again began to rise. Nevertheless, the Company believes that consumption of jug wines and wine coolers will continue to decline over the next few years. It estimates that premium, super premium and ultra premium wine consumption will experience a moderate increase over the same period. Consumers have restricted their drinking of alcoholic beverages and view premium, super premium and ultra premium wines as a beverage of moderation. The Company believes this change in consumer preference from low quality, inexpensive wines to premium, super premium and ultra premium wines reflects, in part, a growing emphasis on health and nutrition as a principal element of the contemporary lifestyle as well as an increased awareness of the risks associated with alcohol abuse.

     The Oregon Wine Industry. Oregon is a relatively new wine producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 1997, there were 120 commercial wineries licensed in Oregon and over 7,800 acres of wine grape vineyards, 6,300 acres of which are currently producing. Total production of Oregon wines in 1997 is estimated by the Company to be approximately 760,000 cases. Oregon's entire 1997 production would have an estimated retail value of approximately $76 million, assuming a retail price of $100 per case, and a wholesale value of approximately one-half of the retail value, or $38 million.

     Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to the growing of superior quality Pinot Noir, Chardonnay, Pinot Gris and White Riesling wine grapes. Some of Oregon's Pinot Noir and Chardonnay wines have developed outstanding reputations winning numerous national and international awards.

     Oregon wine producers enjoy certain cost advantages over their California and French competitors due to lower costs for grapes, vineyard land and winery sites. For example, the average cost of unplanted vineyard land in Napa County, California is approximately $40,000 per acre as compared to approximately $3,500 per acre in Oregon. In the Burgundy region of France, virtually no new vineyard land is available for planting.

     Oregon does have certain disadvantages, however. As a new wine producing region, Oregon's wines are relatively little-known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages. Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above average rains were to occur just prior to the autumn grape harvest, the quality of harvested grapes could materially diminish thereby affecting that year's wine quality. Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in at least 14 commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted. As of December 31, 1997, the Company has not detected any phylloxera at its Turner site. In 1997, the Company purchased Tualatin Vineyards which has phylloxera at its site. The Company did plant 19 acres of self rooted vines which are susceptible to phylloxera. Since the change in management in the third quarter, all future planting have been and will be on phylloxera resistant root stock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site.

     Several significant developments in the Oregon wine industry have taken place over the past ten years. Robert J. Drouhin, a well-known producer of French wines, purchased vineyard land near Dundee, Oregon on which he has planted a vineyard and constructed a winery. Napa Valley's Girard and Stag's Leap Wineries have formed a partnership and purchased vineyard land in the Willamette Valley where they have planted a vineyard and begun harvesting Pinot Noir grapes. Brian Croser (a noted Australian winemaker), in partnership with Cal Knudsen (an original investor in Erath Vineyards) and the French Champagne firm, Taittinger, established the Dundee Wine Company. Their wines, under the Argyle label, have received recognition for sparkling wines, Dry Riesling, Chardonnay and Pinot Noir. In 1992, a vineyard consisting of over 200 acres of Pinot Noir grapes was planted by a California vineyard investor across Interstate 5 and within sight of the Company's Winery.

     The largest development in the Oregon wine industry is King Estate Winery, which is located 22 miles southwest of Eugene. The facility was completed in 1994 and is approximately 100,000 square feet in size surrounded by a 180 acre vineyard. The Company estimated King Estate's wine production in 1996 to be 250,000 gallons. King Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls. The Benziger family created the huge Glen Ellen wine brand in California, before selling it off to Brown-Forman. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased international recognition to the quality of Oregon wines.

     As a result of these factors, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next 20 years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company's.

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

     Based upon several highly regarded surveys of the US wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve brand positioning that support high bottle prices for its high quality wines; (iii); build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location and successful self-distribution).

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

     The Company's marketing strategy is to sell its premium, super premium and ultra premium cork finished wine through a combination of (i) direct sales at the Winery, (ii) self-distribution to local and regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible. Most of the Company's wines are sold under its Willamette Valley Vineyards label.

     The Company believes the location of its Winery next to Interstate 5, Oregon's major north-south freeway, significantly increases direct sales to consumers and facilitates self-- distribution of the Company's products. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company's products in retail outlets and restaurants. The Company's Hospitality Center has further increased the Company's direct sales and enhanced public recognition of its wines.

Vineyard

     The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 39 acres producing which includes 17 acres of Pinot Noir and 8 acres of White Riesling grape vines planted in 1985. The Company planted 8 acres of Pinot Gris vines in May 1992 and 6 acres of Chardonnay (Espiguette clone) vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot Gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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


     In April of 1997, the Company purchased Tualatin Vineyards, Inc. which added 83 acres of additional producing vineyards and some 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and is preparing to plant another 41 acres in 1998. The majority of the new plantings will be Pinot Noir which is the Company's flagship varietal. All of the new planting will be available to harvest in the next three to five years.

     Also in 1997, the Company entered into a 10 year lease with O'Connor Vineyards (48 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards. In 1997 the Company received only a portion of the grapes produced at O'Connor due to the phase out of certain preexisting grape sales contracts.

     The Company now controls of 243 acres (indluding 41acres which will be planted in 1998) of vineyard land. At full production, these vineyards should enable the Company to grow approximately 38 % of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

     Grape Supply. In 1997, the Company's 39 acres of producing estate vineyard yielded approximately 181 tons of grapes for the Winery's ninth crush. Tualatin Vineyards produced 234 tons of grapes in 1997. O'Connor Vineyards produced 127 tons of which about 80% were sold to other wineries because of previous commitments. An additional 1,112 tons of grapes were purchased from other growers in 1997. However, the Company sold about 228 tons of the grapes harvested from its vineyards or purchased from contracted vineyards in 1997. The Company realized it could optimize inventory levels and improve wine quality by processing fewer tons than were initially thought necessary because of overly optimistic sales projections, e.g. Chardonnay. The Company expects to produce 202,000 gallons in 1998 (85,011 cases) from its 1997 crush. In 1998, the Company also anticipates selling excess bulk wine to meet revised sales projections The Winery's 1997 total wine production was 218,238 gallons (91,793 cases) from its 1996 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors of the Company. See "CERTAIN TRANSACTIONS."

     The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company's requirements except in the Pinot Noir varietal, where there is increasing demand. The grapes grown on the Company's vineyards establish a foundation of quality upon which the purchase of additional grapes is built. In addition, wine produced from grapes grown in the Company's own vineyards may be labeled as "Estate Bottled" wines. These wines traditionally sell at a premium over non-estate bottled wines.

     Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, White Riesling and Pinot Gris. The Company believes that the Vineyard's growing conditions including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in some of the famous viticultural regions of France. Western Oregon's latitude (42 -46 North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except the great wine grape regions of Northern Europe. The Company's property is located at the same latitude as the famous Haut Brion vineyards in Bordeaux, France.

     The Vineyard's soil type is Jory/Nekia, a dark reddish-brown silky clay loam over basalt bedrock noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

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

     In the Willamette Valley, permanent vineyard irrigation is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard. However, if the need should arise, the Company's property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions.

Winery

     Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, was originally structurally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 1997, the Winery produced 218,238 gallons (91,793 cases) of wine from its 1996 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility has now been converted to barrel storage in order to accommodate an additional 750 barrels for aging wines. This change increases our barrel aging capacity a the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of waste water from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

     In 1997, the Company constructed a 20,000 square foot storage building to store all of its bottled product at an approximate cost of $729,000. In the past, the Company rented a storage facility with an annual rental cost to the Company of $96,000.

     With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it will add 20,000 gallons of wine production capacity to the Company. However, the facility is not in use at this time because the Executive Committee of the Company decided the production capacity at Tualatin was not needed at this time to meet short term production requirements.

     Construction of Hospitality Facility. In May 1995, the Company completed construction of a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center will enable visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center has been joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 3,000 barrels of wine for aging.

     Just outside the Hospitality Center, the Company has planned a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle. As designed, the quadrangle can be covered by a removable fabric top making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events.

     The Company believes the addition of the Hospitality Center and the park and quadrangle will make the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

     Mortgages on Properties. The Company's winery facilities are subject to two mortgages. The estate vineyards at Turner has a
principal balance of $3,062,779 at December 31, 1997.   In 1997,
the Company entered into a second separate mortgage to fund the Tualatin acquisition and development of its vineyards. This separate mortgage, secured by Tualatin assets, has a principal balance of $982,164 at December 31, 1997. The Company's total mortgages have a balance of $4,044,943 at December 31, 1997, as compared to the principal balance of $3,170,000 at December 31,
1996.   These mortgages are payable in annual aggregate
installments of approximately $480,000 through 2012. After 2012, the Company's annual aggregate mortgage payment will be $96,000 until the year 2014.

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

     Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:


           Tons of
        Grapes Production                       Case
Crush Year Crushed Year      Gallons Produced    Equivalents

1989       203
1990       206      1990       31,383             13,200
1991       340      1991       31,900             13,400
1992       565      1992       52,600             22,100
1993       633      1993       90,908             38,237
1994       590      1994       97,822             41,145
1995       885      1995       96,077             40,411
1996      1290      1996      127,655             53,693
1997      1426      1997      199,353             83,850

     The quantity of grapes crushed in 1997 does not include 228 tons of grapes that were purchased and resold on the open market because the Company had contracted for more grapes than were needed. The Company was unable to sell 270 tons of grapes before crush, this tonnage converts to 44,000 gallons of bulk wine which the Company plans to sell in 1998.


Sales and Distribution

     Marketing Strategy. The Company markets its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon, directly through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of Oregon. As the Company increases production volumes and achieves greater brand recognition, sales to other domestic and foreign markets have increased both in terms of absolute dollars and as a percentage of total Company sales.

     Direct Sales. The Company's Winery is located adjacent to the state's major north-south freeway (Interstate 5), approximately 2 miles south of the state's third largest metropolitan area (Salem), and 50 miles in either direction from the state's first and second largest metropolitan areas (Portland and Eugene, respectively). The Company believes the Winery's unique location along Interstate 5 has resulted in a greater amount of wines sold at the Winery as compared to the Oregon industry standard. Direct sales from the Winery are an important distribution channel and an effective means of product promotion. To increase brand awareness, the Company offers educational Winery tours and product presentations by trained personnel.

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

     Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be.

     Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located primarily in Oregon. The self-distribution program currently consists of 18 sales representatives who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 1997. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley where approximately 70% of Oregon's population resides.

     The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern and central Oregon. For 1997, approximately 38% of the Company's total sales were attributable to self-distribution.

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

     Shareholders. As a consumer-owned company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,619 shareholders of record as of December 31, 1997, comprised of approximately 5,000 wine consumers since many shares are held jointly by family members. The Company believes its shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

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

     Tourists. Oregon wineries are experiencing an increase in on-site visits by consumers. In California, visiting wineries is a very popular leisure time activity. Napa Valley is California's second-largest tourist attraction with over 2.5 million visitors in 1987. Wineries in Washington are also experiencing strong interest from tourists. Chateau Ste. Michelle, located near Woodinville, Washington, attracts approximately 200,000 visitors per year.

     The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park which, in 1985, was Oregon's eleventh most visited tourist attraction (fifth among those charging admission). The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 200,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park which contains approximately 110 overnight vehicle sites. The Company believes that some of the visitors to the Enchanted Forest and RV Park do visit the Winery. More importantly, the Company believes its convenient location, adjacent to Interstate 5, will enable the Winery to attract a significant number of visitors.

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

     The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality and price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received good reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Large production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

Governmental Regulation of the Wine Industry

     The production and sale of wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines will be sold impose varying excise taxes on the sale of alcoholic beverages.
As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of waste water, it is regulated by the Oregon Department of Environment Quality. The Company has secured all necessary permits to operate its business.

     Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state. Recently there have been national efforts to reduce the blood alcohol level to .08 to combat driving under the influence. The company believes that is such legislation is passed, it may discourage wine consumption in restaurants. Although the .08 rule is operative in Oregon, the company's principal sales territory, it has not yet affected local restaurant sales although it is possible that it will on a national level..

Employees

     As of December 31, 1997 the Company had 31 full-time employees and 6 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company believes its relations with its employees are good.


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

     Not applicable.


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock
Market under the symbol "WVVI." As of December 31, 1997, there were 3,619 holders of record of the Common Stock.

     The table below sets forth for the quarters indicated the high and low sales prices for the Company's Common Stock as reported on the Nasdaq Stock Market. The Company's Common Stock began public trading on September 13, 1994.


Quarter Ended
                  3/31/97    6/30/97     9/30/97    12/31/97
High               $3.63      $3.50      $3.25       $2.25
Low                $2.25      $2.00      $1.75       $1.19

                   3/31/96   6/30/96     9/30/96    12/31/96
High               $3.75      $3.62      $3.50       $3.50
Low                $2.75      $2.75      $2.00       $2.50

     The Company has not paid any dividends on the Common Stock, and it is not anticipated that any dividends will be paid by the Company in the foreseeable future.



Forward Looking Statement

     This Management's discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyard Inc.'s business with that of the Comp[any and other risks detailed below as well as those discussed elsewhere in this Form 0K and from time to time in the Company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected general industry and market conditions and growth rates, and general domestic economic conditions.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company embarked on an aggressive growth plan in 1997 aimed at solving several major issues. First, sales demand exceeded supply of certain varieties, requiring allocation and shortening the time for bottle aging to speed release into the market. Second, sales and production growth made the Company highly dependent upon outside sources of grapes which were fetching higher market prices and becoming more difficult to secure. Third, growers were linking the sales of high demand grapes like Pinot Noir with low demand grapes, requiring the Company to purchase grapes it didn't need. Fourth, management's sales projections indicated the Company needed more winemaking capacity than was available at its Turner site and significantly more wine storage.

The Company has experienced over the last several years high demand for some of its products as a result of positive reviews by national wine writers and critics. For example, Wine Enthusiast Magazine names Willamette Valley Vineyards as "one of America's great Pinot Noir producers"; noted wine critic, Robert Parker stated, "Willamette Valley Vineyards' Whole Berry Fermented Pinot Noir may be the world's most delicious and accessible Pinot. It has been a knock-out in some vintages." With the Company's 1996 Pinot Gris variety, noted Wine Spectator writer Matt Kramer stated "In short it's a winner." As a consequence, the Company has experienced shortages in the marketplace, which in the short term, is beneficial to brand positioning but, over the long term, can threaten placement in critical high profile accounts. The Company has resorted to allocating the wines, this has not been entirely effective in resolving the problem.

Facing these conditions, the Board of Directors adopted a 1997 Budget which called for dramatically higher production levels, construction of a wine storage facility, and authorized the purchase of Tualatin Vineyards and Winery and the leasing, on a long term basis, of O'Connor Vineyards.

For the first nine months of 1997, the Company failed to achieve its sales projections. In addition, the Company incurred expenses greater than the Board authorized budget. The combination of these two factors, despite record sales growth, produced record losses for the first three quarters. The Board of Directors formed an Executive Committee at its April 28th meeting to work closely with the General Manager to address operational management issues. Following the resignation of the Company's General Manager in the third quarter, the Executive Committee assumed management responsibilities for the winery until Company Founder & President/CEO, Jim Bernau returned to operate the Company on a full-time basis beginning in mid-September of 1997. The Executive Committee consists of the President and Chair of the Board Jim Bernau, Director Jim Ellis and Director Stan Turel.

The Executive Committee of the Board of Directors determined the Company's performance was adversely affected by the following:

Sales Projections - The 1997 sales projections for the Willamette Valley Vineyard Brands were established solely on a percentage increase from the prior year dollar sales without surveying distributors, sales agents and representatives for projected case depletion by variety. The projections did not provide detail for the Executive Committee to determine in what products or markets the Company was not meeting projections. This is the first time in the Company's history it has not met its sales projections. Additionally, the actual sales of the newly acquired Tualatin Brand were only a small fraction of its
projected sales.   The Company has returned to a strict policy of
developing detailed sales projections in which each sales manager, agent and representative is directly responsible for his or her projections. Sales against projections are measured by product each month in each market by wholesalers, agents and sales representatives.

Budgets and Spending - Since the 1997 Budget was based upon the flawed sales projections, expenditures were not adequately covered by the resulting sales. In addition, actual spending exceeded the Board authorized budget. The acquisition of Tualatin Vineyards magnified this problem, since Tualatin was losing money at the time it was purchased by the Company. Adequate measures were not taken to eliminate these losses or adjust spending downward to match the lower than expected sales. In 1997, the acquisition of Tualatin Vineyards adversely affected the Company's net income by $14,000. Since the capacity at the Tualatin facility was not immediately needed, the Executive Committee shifted wine production of Tualatin wine to its Turner facility and mothballed the Tualatin facilities, mitigating further Tualatin related losses. The Company did, however, reopen the Tualatin tasting room to generate additional retail sales and interest in the Tualatin brand. The Company has returned to its policy of limiting spending to monthly budgets and has instituted a "real time" Purchase Order system, where managers can input proposed expenses, measure them against the funds available in the budget and seek approval from the CEO for spending above pre-determined limits. The Executive Committee developed an expenditure reduction plan that resulted in General and Administrative expenses to be lower in the 4th Quarter of 1997 than in the same quarter of the previous year. The expenses that were dramatically over budget were targeted for strict controls included legal, travel, printing, advertising, outside contractors and memberships. Competitive bidding processes have been instituted for all major purchases, services and supplies.

Personnel - The labor costs experienced in the first nine months of 1997 exceeded the Budget. In addition, staff reductions were not made when sales projections were not achieved. The Executive Committee reorganized the workforce and eliminated, through attrition or termination, 19 full and part-time positions (principally mid-level managers) and 2 consultants. An in-state sales manager position and an additional staff accountant were added. These personnel actions resulted in considerable savings to the Company. The personnel requisition and compensation process requiring Human Resource Director and CEO approval has been reinstituted to prevent hirings or compensation increases at department levels that are outside the budget.

Pricing - Pricing has not kept up with contracted grape prices and production cost increases reducing gross margins. The Company has now phased out a lower price tier Willamette Valley Vineyard Branded "Lot 27 and Lot 28" Pinot Noir and Chardonnay and replaced it with a higher quality and higher priced "Vintage Series" in grocery stores. The promotional pricing in which the Company engaged to reduce its excess inventories is now being phased out. Promotional sales were limited to markets that would minimize potential harm to the positioning of the Company's brand. A high end "Vineyard Designated" series is now being produced to match the quality and cost of grapes from prestige vineyards.

Interest Expense - Higher than necessary inventories have required additional borrowings against the Company's line of credit. As management works to optimize inventory levels, these related interest costs will decline relative to sales. The inventory build in 1997 was based upon what the Company has now determined to be unrealistic sales projections with some varieties like Chardonnay where 19,478 case equivalents were crushed when in the same year only 10,537 cases of Chardonnay were sold.. In addition, the method used to calculate production needs was flawed which overstated necessary inventory levels. Production and Depletion forecasting has now been corrected and the Company believes it will eliminate surplus inventories by the end of 1999. The Tualatin purchase was financed with borrowed funds, increasing interest expense. This cost (as well as related depreciation) will not be offset until the Company can generate net revenue from its currently mothballed Tualatin production facilities. Custom crushing and leasing the facility are being explored until such time as the Company needs the capacity for its own use. The additional plantings at Tualatin are financed entirely with borrowed funds and the interest costs will not be directly offset until the new plantings become fully productive in 5 years.

Additional interest cost is being incurred due to how the Company obtains its grapes. When grapes are purchased from other growers, they are paid in installments after crush and into the following year. However, growing grapes instead of purchasing them requires cash to cover ongoing agricultural expenses. The Company is now responsible for farming expenses at the Tualatin and O'Connor sites. Additionally, the O'Connor Vineyard lease requires annual cash lease payment at the beginning of the year before the grapes are harvested. In general, the Company's costs of growing its own grapes is less than purchasing on the open market. This benefit, however, will not be realized until the wine made from those grapes is sold.

The change in warehousing has increased interest expense as well. The Company previously stored most of its case goods off-site and paid by the month for storage and handling. The new warehouse was constructed with borrowed funds and is being used for storage, eliminating these outside storage charges. Since the new warehouse has excess capacity, management is actively seeking contract wine storage opportunities. The cost of renting outside storage on an annual basis was costing the Company $96,000. The Company believes that it will realize savings in operating its own storage facility.

The Winery posted net profits of $182,385 for the 4th quarter of 1997 after the year-end adjustments or 4 cents per share compared with net profits of $35,808 or 1 cent per share for the fourth quarter of 1996. The year-end adjustments were (1) the allowance for doubtful accounts receivable was adjusted to $30,000 from $10,000 in 1996, (2) the Company wrote off $9,500 of marketing expenses, incurred in 1996, associated with its distributor in the United Kingdom, (3) the Company wrote off approximately $14,000 in receivables from its former affiliated companies, (4) $7,000 in vaious year-end adjustments.. A portion of the revenue resulted from the sale of certain varieties of grapes for which the company had contracted early in 1997, but did not need at crush time in the fall. The fourth quarter increase reverses the disappointing performance of the Company in the first, second and third quarters of 1997 where losses totaled $113,523.

Although the Company experienced a dramatic turnaround and enjoyed a strong fourth quarter, profits per share fell due to overall 1997 performance and the dilution resulting from new shares issued to Tualatin shareholders in partial payment for the purchase of Tualatin Vineyards and Winery.


Results of Operations

     Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss or modest net income during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 1998. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

     The following table sets forth certain information regarding the Company's revenues from Winery operations for each of the last eight fiscal quarters:

                     Fiscal 1997 Quarter Ended
                                      (in thousands)
Fiscal 1996 Quarter Ended
     (in thousands)
                                 3/31   6/30    9/30   12/31
3/31   6/30   9/30  12/31
Tasting room and retail sales  $140    $212    $244    $151
$151   $213    $251    $367
On-site and off-site festivals   86      92     145     177
76      116     128     154
In-state sales                  317     462     552     827
307     403     415     640
In-state sales                           38      19     408
Out-of-state sales              298     510     400     727
169     239     358     347
Total winery revenues           841   1,314   1,360   2,411
703     971   1,152   1,508


Period to Period Comparisons

     Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

                                 Year Ended December 31
                                              (in thousands)
                                    1997        1996          1995
Tasting room and retail sales     $ 868       $  982         $ 940
On-site and off-site festivals      500          474           528
In-state sales                    2,158        1,765         1,394
Bulk /Grape Sales                   465
Out-of-state sales                1,935        1,113           776
Revenues from winery operations  $5,926       $4,334        $3,638

Less Excise Taxes                   212           99             0

  Net Revenue                    $5,714       $4,235        $3,638


1997 Compared to 1996. Tasting room sales for the year ended December 31, 1997 decreased 12% to $868,531 from $981,804 for the same period in 1996. The Company has seen a drop in the average tasting room "ring" which means that the customer is purchasing the wine elsewhere as witnessed by increased sales in the in-state sales category. In the last part of 1997, management has begun to track the buying habits of the customers who visit the tasting room. In the past several years, the Company did not track customers buying habits which means the tasting room did not focus on a targeted group of customers to increase its sales. In the past year, the Company has allowed the Wholesale Division to sell wine that in previous years has been exclusively sold in the tasting room. In 1998, the Company will return to the practice of selling certain exclusive wines in the tasting room at higher profit margins. The Company experienced an increase in revenue during 1997 in Hospitality rental income over the same period in 1996. The total of rental income and related wine sales was $187,257 in 1997 as compared to $159,741 in 1996. This rental income comes primarily through weddings, business meetings and educational conferences held at the Winery's Hospitality Center.

     On-site and off-site festival sales for the year ended December 31, 1997 increased 5% to $500,199 from $474,405 for the same period in 1996. One off-site event, "The Bite of Salem", had an increase in revenue of $11,500 over last year's event, but it had a sponsor's fee of $8,000 which made the event unprofitable. The Company has reinstituted a strict policy of requiring a cost/benefit analysis for each event before the decision is made to participate in the event. The Company plans to reduce its overhead in the Retail Department by only participating in events that return to the Company a positive cash flow.

     Wholesale sales in the state of Oregon for the year ended December 31, 1997, through the Company's independent sales force, increased 22% to $2,157,896 from $1,765,340 for the same period in 1996. PriceCostco, a large retailer, placed the Company's products in several new locations in 1997 which resulted in $277,000 additional sales to that chain. The Company has seen a significant increase in the sales of its White Riesling product line which nearly doubled in sales in 1997, resulting in an increase of approximately $235,000 in sales over 1996, most of which was sold to the above mentioned chain store. During the last part of 1997, the Company added an in-state sales manager whose main focus was to increase in-state sales. This increased focus by the Company resulted in record breaking sales in the fourth quarter of 1997.

     The Company contracted in early 1997 for more grapes than what was needed to meet the revised sales forecasts in the next few years. The Company sold some of its own grapes and some of its contracted grapes for $465,030 and generated a small profit in doing so. Because of certain multi-year contracts, the Company intends to sell additional grapes in 1998 without incurring a loss.

     Out-of-state sales for the year ended December 31, 1997, increased 74% to $1,934,877 from $1,112,690 for the same period in 1996. The Company now sells wine in 39 states as compared to 28 states in 1996. The Pinot Noir variety led the way in increased sales in 1997. The vintage and whole berry Pinot Noir product lines sold 6,097 more cases in 1997 resulting in a $439,000 increase in sales.


     Pinot Noir, which now constitutes about one-third of the Company's production, is among the fastest growing wine varietals. New consumers are coming into the wine category. Positive press, regarding the healthful use of wine, continues to stimulate demand. The Company expects demand for its wines to continue to increase. However, the Company notes that new formidable entries into the Oregon wine industry from out of state will increase competition and put additional pressure on Pinot Noir grape supplies. In addition, the industry in Oregon, Washington, and California has experienced crush volumes in 1997 higher than annual consumption rate increases, thus potentially putting pressure on prices and margins.

       The Company reclassified its income statement to subtract excise taxes from its gross revenue to equal a net revenue. Since the Company only collects the excise tax on behalf of the Bureau of Alcohol, Tobacco, and Firearms, and Oregon Liquor Control Board, these taxes should not be considered as a legitimate expense for the Company. The total excise taxes collected in 1997 were $212,402 as compared to $99,219 in 1996. Before 1996, excise taxes were included in the "selling, general, and administrative expenses".

     As a percentage of net revenue after removing the excise taxes, gross margin for all winery operations was 51% for fiscal year 1997 as compared to 56% for 1996. The sales of bulk juice and grapes at harvest at a slim margin reduced the gross margin in 1997. After adjusting for these sales, the gross margin would be 54% as compared to 56% in 1996. The sales of existing Tualatin product at lower margins reduced the margin in 1997, as well as, promotional pricing of certain Willamette Valley products to reduce inventory.

     Selling, general, and administrative expenses for the year ended December 31, 1997, increased 25% to $2,434,867 compared to $1,951,120 for the same period in 1996. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 43% in 1997 as compared to 46% in 1996.

     During the year of 1997, increased sales revenues over 1996 resulted in increased commissions paid to our independent sales force. Commissions are paid to the sales force on a specified percentage of revenue resulting in no adverse affect on the income. The commissions paid in 1997 amounted to $642,709 as compared to $521,832 in 1996. The Company has experienced increased expenses relating to samples, travel, point-of-sale expenses, and shipping charges for the development of new markets and the expansion of sales outside of the state. The out-of-state sales representatives are allowed a set percentage of revenue for wine samples and point of sale material. Thus, as the gross revenues increase, the actual dollar expenditures for wine samples and point-of-sale material increases, as well.



     Other income for the year ended December 31, 1997 was $19,471 as compared to $28,241 for the year ended December 31, 1996. Interest income increased to $31,296 in fiscal year 1997 from $25,145 in fiscal year 1996. Interest expense increased to $396,118 in fiscal year 1997 from $214,380 in fiscal year 1996. The increase in the interest expense was the result of the Company taking on more long term debt to finance the purchase of Tualatin Vineyards, Inc., plant additional land at Tualatin, and fund increases in inventory.

     The provision for income taxes and the Company's effective tax rate were $52,288 and 44% in fiscal year 1997 with $98,685 or 37% of pre-tax income recorded for fiscal year 1996.

     As a result of the above factors, net income decreased 60% to $67,862 in fiscal 1997 from $170,430 for the fiscal year of 1996. Earnings per share were $.02, $.05 and $.002 in fiscal years 1997, 1996 and 1995, respectively.


     1996 Compared to 1995. Tasting room sales for the year ended December 31, 1996 increased 4% to $981,804 from $940,327 for the same period in 1995. The most significant increase in revenue during 1996 was in the Hospitality rental income over the same period in 1995. The total of rental income was $159,741 in 1996 as compared to $80,857 in 1995. This rental income comes primarily through weddings, business meeting and educational conferences held at the Winery's Hospitality Center. This increase in rental days results in increased foot traffic in the tasting room. Many rental visitors introduced to our winery and tasting room facility return later to purchase wine at the tasting room.

     On-site and off-site festival sales for the year ended December 31, 1996 decreased 10% to $474,405 from $528,158 for the same period in 1995. The major reason for a decrease in revenue was the elimination of a retail booth at the Oregon State Fair. The company decided to eliminate this event along with several smaller off-site events because the events proved to not be profitable. The Company has been able to replace these lost revenues with increased sales in other divisions with lower operating costs. The net result has contributed to improved Company-wide profit.

     Wholesales sales in the state of Oregon for the year ended December 31, 1996, through the Company's independent sales force, increased 27% to $1,765,340 from $1,393,429 for the same period in 1995. The increase in sales is primarily attributable to the focus on new wine accounts, better point-of-sale information, improved sales management and targeting sales of higher margin wines. Because the Company is one of the largest producers of wine in Oregon, the Company has secured significant additional and better positioned shelf space in several chain stores over this time the previous year. PriceCostco placed the Company's products in several new locations in 1996 which resulted in $90,000 additional sales in that chain.

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

     For the first time in 1996, the Company has restated its income statement to subtract its excise taxes from gross revenue to arrive at net revenue. Since the Company only collects the excise tax for payment to the Bureau of Alcohol, Tobacco, and Firearms, and Oregon Liquor Control Board, these taxes should not be considered as a legitimate expense for the Company. The total excise taxes collected in 1996 were $99,219 as compared to $87,599 in 1995. The 1995 excise taxes were included in "selling, general, and administrative expenses" in the 1995 Company audit.

     As a percentage of net revenue after removing the excise taxes, gross profit for all winery operations was 56% for fiscal year 1996 as compared to 52% for 1995. In the first half of 1996, the Company increased its prices in all sales venues. This resulted in an increase in the gross margin percentage over the same period in 1995. Also, in 1996, the Company sold 2,000 cases more Chardonnay and Pinot Noir than it did in 1995. The margin on these two wines are significantly higher than the margins of the remaining wines.


     Selling, general, and administrative expenses for the year ended December 31, 1996 increased 8% to $1,951,120 compared to $1,807,430 for the same period in 1995. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 46% in 1996 as compared to 50% in 1995. The excise taxes paid in 1995 are included in the Company's selling, general, and administrative cost, whereas, in 1996, the excise taxes are netted against the Company's revenue. The Company has initiated a strong cost control policy whereas each month each department manager meets with the Company's Controller to go over the previous month's expenses. All of the monthly expenditures are explained to the manager along with a comparison of the manager's operating budget. After which the department manager is required to develop a plan to control the expense accounts that exceed his budget.

     During the year of 1996, increased sales revenues over 1995 resulted in increased commissions paid to our independent sales force. Commissions are paid to the sales force on a specified percentage of revenue resulting in no adverse affect on the net income. The commissions paid in 1996 amounted to $504,125 as compared to $401,449.

     In the Retail operations, the Company added an additional person to help with the growing room rentals it experienced in 1996. Other expenses like supplies, advertising, and services increased proportionately to the increase in the number of days the Hospitality Center was rented. In 1996, it was the first full year of depreciation of the new Hospitality Center. The depreciation expense for the Retail operation increased from $34,379 in 1995 to $90,522 in 1996.

     Other income for the year ended December 31, 1996 was $28,241 as compared to $2,408 for the year ended December 31, 1995. Interest income increased from $18,648 in fiscal year 1995 to $25,145 in fiscal year 1996. Interest expense increased from $128,168 in fiscal year 1995 to $214,380 in fiscal year 1996. The increase in the interest expense was the result of the Company taking on more long term debt.

     The provision for income taxes and the Company's effective tax rate were $98,685 and 37% in fiscal year 1996 with $29,768 or 82% of pre-tax income recorded for fiscal year 1995.

     As a result of the above factors, net income increased to $170,430 in fiscal 1996 from $6,324 for the fiscal year of 1995.
Earnings per share were $.05 and $.002 in fiscal year 1996 and 1995, respectively.




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

     Cash and cash equivalents decreased to $13,541 at December 31, 1997 from $794,885 at December 31, 1996. This change was principally attributable to spending nearly $650,000 of funds borrowed in 1996 from Farm Credit Services to construct a storage facility on site.

     Inventories increased 47% as of December 31, 1997, to
$4,171,027 from the December 31, 1996 level of $2,843,053.  The increase is the result of significant increases in production to meet the projections used by previous management.

     Property, plant and equipment, net, increased 26% as of December 31, 1997, to $6,859,835 from $5,421,016 as of
December 31, 1996. The increase was attributable to the construction of a 20,000 square foot storage facility plus the addition of the production facility purchased from Tualatin Vineyards.

     Long term debt increased to $4,044,943 as of December 31, 1997, from $3,170,000 as of December 31, 1996. The increase in debt was the result of cash borrowings for the purchase and vineyard expansion of Tualatin Vineyards,

     The Company has a line of credit from Farm Credit Services with a limit of $2,000,000. As of December 31, 1997 the outstanding balance of the line was $1,517,297 as compared to $479,625 in 1996. These funds were used to meet operational expenditures primarily to fund the increase in the inventory.





ITEM 7.	FINANCIAL STATEMENTS

     The financial statements required by this item are presented at page F-1.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors,' nominees for election as a director, and each such person's age at June 30, 1998 and position with the Company.

Name                    Position(s) with the Company          Age
James W. Bernau ***     Chairperson of the Board, President
                                    and Director               44
James L. Ellis ***      Secretary and Director                 53
Betty M. O'Brien*       Director                               55
Daniel S. Smith         Director                               58
Delna L. Jones**  ****  Director                               58
Stan G. Turel * **  ***    ****  Director                      50
William H. Malkmus *    Director                               63
___________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Executive Committee
****Affiliated Transaction Committee

All directors hold office until the next annual meeting of Shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Mr. Bernau began to develop the vineyard in 1983, and co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. After founding and serving as President and Chairman of several regional brewing companies (See "Certain Relationships and Related Transactions") between 1992 and 1997, Mr. Bernau elected in September of 1997 to turn his full time attention and effort to the Company.

James L. Ellis. Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997. Mr. Ellis has served as the Company's Director of Human Resources from January 1993. From 1993 to 1997 he also served the Director of Human Resources for several regional brewing companies (see "Certain Relationships and Related Transactions) founded by Mr. Bernau. Mr. Ellis returned full time to the Company in September of 1997. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

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

Daniel S. Smith.  Mr. Smith has served as a Director since July
1991. Since 1973, Mr. Smith has been an owner in and the manager of Danco Company, a commercial refrigeration business. Mr. Smith owns 65-acres of commercial vineyards near Eugene, Oregon.

Delna L. Jones. Ms. Jones has served as a Director since November 1994. Since 1990, Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee. In addition, Ms. Jones presently serves on many community and business boards and advisory panels.

Stan G. Turel. Mr. Turel has served as a Director since November of 1994. Mr. Turel is part owner and the CEO of Columbia Turel, Inc., (formerly Columbia Bookkeeping, Inc.) a position he has held since 1974. Columbia Turel, Inc. has sixteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on a number of advisory boards and panels.

William H. Malkmus. Mr. Malkmus has served as a Director since April of 1997. Mr. Malkmus spent over 20 years as an investment banker in San Francisco. For six years, following his banking career and until his retirement in 1995, Mr. Malkmus was the Chief Financial Officer of Vivea Inc., a healthcare service company listed on the New York Stock Exchange. In 1973, Mr. Malkmus co-founded Tualatin Vineyards, one of Oregon's original wineries, and was President/Treasurer until Tualatin merged with Willamette Valley Vineyards, Inc. in 1997.

Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee which, during the year ended December 31, 1997, conducted one meeting. The newly elected members of the Audit Committee are Delna L. Jones and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 1997, the Compensation Committee held one meeting. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and William Malkmus. In 1994, the Board of Directors created an Affiliated Transactions Committee that reviewed transactions deemed to involve a conflict of interest between the Company and its former affiliates, current members of the Affiliated Transaction Committee are Delna Jones and Stan
Turel.  The Committee held no meetings in 1997.   In 1997 the
Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee met ten times during 1997.

During 1997 the Company's Board of Directors held nine meetings. All incumbent directors attended more than 75% of the aggregate of the total number of meetings held by the Board of Directors and the total number of meetings held by all committees of the Board on which he or she served during 1997. See "Management - Executive Compensation" for certain information regarding compensation of Directors.



ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau
(the "named executive officer") for the years ending December 31, 1995, 1996, and 1997.

Name and Principle Position        Year      Annual Compensation
                                            Salary ($)    Bonus

James W. Bernau                    1995   $   3,040         -
President and Chairperson of       1996       6,500         -
the Board of Directors             1997      19,385         -

As discussed under "Election of Directors", Mr. Bernau previously
served as President of certain affiliates of the Company.    Each
of these companies paid a pro rata portion of Mr. Bernau's monthly salary based on the amount of time that Mr. Bernau devoted to the respective company's business in that month. However, Mr. Bernau has now turned his full time attention and effort to the Company's business. In addition to his salary, Mr. Bernau may receive an annual bonus from the Company based on the Company's performance and Mr. Bernau's contribution to the Company as determined solely by the company's Board of Directors.

Bernau Employment Agreement
The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February, 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $75,000 with annual increases
tied to increases in the consumer price index.   Pursuant to the
terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property. Mr. Bernau and his family will live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause which is defined as non-performance of his duties or conviction of a crime.


Stock Options
In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily grant shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by NASDAQ at the time the option is granted. The options vest to the employee over time. Three months following termination of the employee's employment with the Company, any and all unexercised options return to the Company. No stock options were granted to the named executive officer during the year ended December 31, 1997 under the Company's 1992 Stock Incentive Plan.

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 1997.

                      Options Exercised
                  in the last fiscal year
                  Number           Value
Name             of shares       Realized(1)

James W. Bernau      -0-         -0 -

                    Number of Securities
                   Underlying Unexercised
                    Options at FY-End
Name              Exercisable  Unexercisable

James W. Bernau   15,000(3)          -0-


                     Value of Unexercised
                     In-the-Money Options
                       at FY-End(2)
Name              Exercisable  Unexercisable

James W. Bernau      -0-           -0-
______________________________
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 1997 ($2.75 per share based on the NASDAQ closing price for the Company's Common Stock on that date), and the exercise price of the option ($3.42 per share), multiplied by the applicable number of options.

(3) Represents a 15,000 share warrant exercisable at $3.42 per share issued to Mr. Bernau in 1992. See "Certain Transactions".

Director Compensation
The members of the Company's Board of Directors do not receive cash compensation for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. In addition, each director receives 50 shares of Common Stock for each Board or committee meeting attended.

Section 16 Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of the Company's Common Stock have been complied with for 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1997, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                                       Shares Beneficially Owned
                                    Number of      Percent of
                                     Shares      Outstanding Stock


James W. Bernau    President/CEO, Chair of the Board
2545 Cloverdale Road               1,121,967.5(1)            26.5%
Turner, OR  97392

James L. Ellis     Secretary, Director
7850 S.E. King Road                    10,214                   **
Milwaukie, OR  97222

Delna L. Jones     Director
PO Box 5969                               200                   **
Aloha, OR  97006

Betty M. O'Brien   Director
22500 Ingram Lane NW                    3,900                   **
Salem, OR  97304

Daniel S. Smith    Director
26978 Briggs Hill Road                 28,734                   **
Eugene, OR  97405

Stan G. Turel      Director
13909 S.E. Stark Street                17,629                   **
Portland, OR  97233

William H. Malkmus  Director
415 Manzanita Way                     171,178                  4.0
Woodside, CA  94062

Donald Voorhies
1715 Wickshire Court S.E.             261,617                  6.2
Salem, OR  97302

All Directors and executive       1,353,822.5
officers as a group (7 persons)
_________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1997 and 1996, the Company purchased grapes from Elton Vineyards for $95,594and $88,364, respectively. Betty M. O'Brien, a Director of the Company, is a principle owner of Elton Vineyards. Also during 1997 and 1996, the Company purchased grapes from Sweet Cheeks Vineyards owned by Director, Daniel S. Smith, for $128,460 and $50,292.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

Each of the following companies--Nor'Wester Brewing, Willamette Valley Inc,-Microbreweries across America (WVIMAA), Aviator Ales, Mile High Brewing, Bayhawk Ales and North Country Brewing was affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, was also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau was also a significant shareholder in Nor'Wester and WVIMAA.

During 1993 and through June 1994, the Company provided management services to Nor'Wester and WVI. The management services consisted of secretarial, accounting, marketing, administrative, stock transfer and warehousing services which were provided on a cost-plus-fees basis. Beginning in July 1994, such services were performed primarily by WVI employees. The Company provided services to the affiliated companies on a limited basis. For the years ended December 31, 1995 and 1994, charges to the Company for such management services aggregated approximately $230,000 and $58,000, respectively, and are included in selling, general and administrative expenses in the accompanying statement of operations. In addition, the Company entered into a beer sale and distribution contract with Nor'Wester. No sales were made under the terms of this contract in 1996 or 1995.

In 1996, the Company began contracting for these services with Nor'Wester under a general services agreement. Nor'Wester, WVI, and the Company each provided various administrative and stock offering services to the affiliated companies. During 1996, total amounts charged to the Company by Nor'Wester and WVI aggregated $47,025; amounts charged by the Company to the various affiliated companies aggregated $86,450. As a result of these and other transactions, the Company aggregate payable balance of $7,221 is netted against other receivables in the accompanying balance sheet. During 1997, charges to the Company aggregated $164,716; amounts charged by the Company aggregated $92,600. The charges to the Company were composed of reimbursements for combined purchases of health insurance and telephone services which were paid through the former affiliates. In the fall of 1997, the Company ceased all transactions with these affiliated companies due to the fact that these affiliated companies ceased doing business or were no longer providing services. At December 31, 1997, the Company has no receivables or payables from the former affiliates. In 1997, the Company wrote off $14,000 of receivables from the former affiliates. The Company will continue its efforts to collect these receivables.

On December 3, 1992, James W. Bernau borrowed $100,000 from the
Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 1996, the outstanding balance of the loan was $148,448.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, and principal shareholders will be approved by a disinterested majority of the members of the Affiliated Transactions Committee of the Company's Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.                 EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

          (3)       Articles of Incorporation and Bylaws:

              (a) Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering
Statement on Form 1-A [File No. 24S-2996])

              (b)   Bylaws of Willamette Valley Vineyards,
Inc.(incorporated by reference from the
Company's Regulation A Offering Statement on
Form 1-A [File No. 24S-2996])


         (10)       Material Contracts

              (a) Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated
August 3, 1988 (incorporated by reference from the Company's Regulation A Offering
Statement on Form 1-A [File No. 24S-2996])

              (b)   Indemnity Agreement between Willamette Valley
Vineyards, Inc. and James W. Bernau dated
May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

              (c)   Indemnity Agreement between Willamette Valley
Vineyards, Inc. and Donald E. Voorhies dated
May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

              (d) Shareholders Agreement among Willamette Valley Vineyards, Inc. and its founders, James
Bernau and Donald Voorhies, dated May 2, 1988
(incorporated by reference from the Company's
Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

              (h)   Revolving Note and Loan Agreement dated
May 28, 1992 by and between Northwest Farm
Credit Services, Willamette Valley Vineyards,
Inc. and James W. and Cathy Bernau
(incorporated by reference from the Company's
Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

              (i)   Founders' Escrow Agreement among Willamette
Valley Vineyards, Inc., James W. Bernau,
Donald Voorhies and First Interstate Bank of
Oregon, N.A. dated September 20, 1988
(incorporated by reference from the Company's
Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

              (j)   Amendment to Founders' Escrow Agreement dated
September 20, 1988 (incorporated by reference from the Company's Regulation A Offering
Statement on Form 1-A [File No. 24S-2996])

              (k) Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Betty M. O'Brien and Charter
Investment Group, Inc. dated July 7, 1992
(incorporated by reference from the Company's
Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

              (l) Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Daniel S. Smith and Piper
Jaffray & Hopwood, Inc. dated July 7, 1992
(incorporated by reference from the Company's
Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

              (m)   Acquisition of Tualatin Vineyards, Inc. dated
April 15, 1997. (File No.


     (b)           Reports on Form 8-K

                             Not applicable.


                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WILLAMETTE VALLEY VINEYARDS, INC.
                            (Registrant)


Date: March      , 1998.   By: ___________________
                               James W. Bernau, Chairperson of
the
                                   Board, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                      Date


___________________ Chairperson of the Board,     March     ,
1998
James W. Bernau      President
                    (Principal Executive Officer)

_________________   Controller                    March     ,
1998
John E. Moore      (Principal Accounting Officer)


______________      Director and Vice-President   March     ,
1998
James L. Ellis      and Secretary

________________    Director                      March     ,
1998
Betty M. O'Brien

_________________   Director                      March     ,
1998
Daniel S. Smith

_____________       Director                      March     ,
1998
Stan G. Turel

_________________   Director                      March     ,
1998
William H. Malkmus

_________________   Director                      March     ,
1998
Delna Jones




Willamette Valley
Vineyards, Inc.
Report and Financial Statements
December 31, 1997, 1996 and 1995


Willamette Valley Vineyards, Inc.

Index to Financial Statements




Report of Independent Accountants                           F-1-2

Balance Sheet                                               F-3-4

Statement of Operations                                       F-5

Statement of Shareholders= Equity                             F-6

Statement of Cash Flows                                     F-7-8

Notes to Financial Statements                              F-9-26





           Report of Independent Accountants


To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley
Vineyards, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Portland, Oregon
March 10, 1998




Willamette Valley Vineyards, Inc.
Balance Sheet
December 31, 1997 and 1996


                                            1997          1996
             Assets
Current assets
    Cash and cash equivalents           $   13,541   $    794,885
    Accounts receivable, net (Note 3)      820,526        288,905
    Income taxes receivable (Note 12)       24,436              -
    Other receivables                        3,122         12,388
    Inventories (Note 4)                 4,171,027      2,843,053
    Prepaid expenses and other
           current assets                   75,171         94,790
    Deferred income taxes (Note 11)         94,813        111,438

          Total current assets           5,202,636      4,145,459

Vineyard development costs, net
  (Notes 1 and 2)                        1,506,906        386,605
Property and equipment, net
  (Notes 2 and 5)                        6,859,835      5,421,016
Investments (Note 6)                       105,040        115,218
Note receivable (Note 12)                  148,448        138,511
Debt issuance costs                        122,870         56,896
                                      $ 13,945,735   $ 10,263,705

                           Liabilities and Shareholders' Equity
Current liabilities:
    Line of credit (Note 7)           $  1,517,297   $    479,626
    Current portion of long-term
      debt (Note 8)                        124,192         97,819
    Accounts payable                       363,419        117,428
    Accrued commissions and payroll costs  225,297        122,745
    Other accrued liabilities                   -          51,511
    Income taxes payable                        -          29,148
    Grape payables (Note 12)               501,238        551,014

               Total current liabilities 2,731,443      1,449,291

Long-term debt (Note 8)                  3,920,751      3,072,181
Deferred income taxes (Note 11)            188,275        114,028

               Total liabilities         6,840,469      4,635,500

Commitments and contingencies (Note 13)
Shareholders' equity (Note 9):
     Common stock, no par value - 10,000,000 shares authorized, 4,231,431 and 3,785,356 shares issued and outstanding at
     December 31, 1997 and 1996           6,779,067     5,369,868
     Retained earnings                      326,199       258,337

               Total shareholders' equity 7,105,266     5,628,205
                                        $13,945,735   $10,263,705



Willamette Valley Vineyards, Inc.
Statement of Operations
Years Ended December 31, 1997, 1996 and 1995


                                1997          1996          1995
Net revenues:
     Winery operations       5,714,132   $  4,235,020 $  3,637,721

Cost of goods sold:
     Winery operations       2,813,764      1,853,791    1,687,086
          Gross margin       2,900,368      2,381,229    1,950,635

Selling, general and
  administrative expenses    2,434,867      1,951,120    1,807,430

Income from operations         465,501        430,109      143,205

Other income (expenses):
     Interest income            31,296          25,145      18,648
     Interest expense (Note 1)(396,118)       (214,380)   (128,169)
     Other income               19,471          28,241       2,408

                              (345,351)       (160,994)   (107,113)

Income before income taxes     120,150         269,115      36,092

Income taxes (Note 10)          52,288          98,685      29,768

Net income              $       67,862   $     170,430  $    6,324

Basic net income per
  common share (Note 1) $          .02   $         .05  $        -

Diluted net income per
   common share (Note 1)$          .02   $         .04  $        -



Willamette Valley Vineyards, Inc.
Statement of Shareholders' Equity
Years Ended December 31, 1997, 1996 and 1995


                                                Retained
                           Common stock         earnings
                        Shares       Dollars    (deficit)       Total

Balances at
  December 31, 1994  3,785,356  $   5,369,868  $  81,583   $ 5,451,451

Net income                 -                -      6,324         6,324

Balances at
  December 31, 1995  3,785,356      5,369,868    87,907      5,457,775

Net income                   -              -    170,430       170,430

Balances at
  December 31, 1996  3,785,356      5,369,868    258,337     5,628,205

Stock issuance for
  purchase of Tualatin
  Valley Vineyard      444,825      1,406,699         -      1,406,699

Stock issuance
  for compensation       1,250          2,500          -         2,500

Net income                   -              -     67,862        67,862

Balances at
  December 31, 1997  4,231,431     6,779,067     326,199     7,105,266




Willamette Valley Vineyards, Inc.
Statement of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

                             1997           1996            1995
Cash flows from
  operating activities
Net income               $   67,862     $  170,430        $  6,324
Reconciliation of net
income to net cash (used for)
provided by operating activities
  Depreciation and
    amortization            533,444        377,855         302,971
  Deferred income taxes      90,872         39,524         (32,427)
Bad debt expense             44,384         27,382           7,890
Loss on disposition
  of assets                     895              -               -
Changes in assets and   liabilities
Accounts receivable        (519,198)      (184,215)         (3,614)
Other receivables             9,266          6,339          (6,219)
Inventories                (953,956)      (953,005)       (356,423)
Prepaid expenses and
  other current assets       19,775        (30,579)        (18,148)
Notes receivable             (9,937)        (9,509)          2,127
Accounts payable             90,133        (18,541)           (628)
Accrued liabilities          45,741         64,684          (1,783)
Income taxes receivable     (24,436)             -               -
Income taxes payable        (29,148)        29,148         (49,602)
Grape payables              (49,776)       206,372         133,243
Net cash (used for)
  operating activities     (684,079)      (274,115)        (16,289)
Cash flows from investing activities
Additions to property
  and equipment          (1,101,354)      (931,110)     (1,067,024)
Vineyard development
  expenditures             (165,794)       (31,943)        (31,755)
Cash received (paid)
  for investments            10,178         38,675         (38,017)
Payments to acquire
  Tualatin Valley Vineyards(684,624)            -                -
Proceeds from sale of
  property and equipment      6,000              -               -
Net cash used for
  investing activities   (1,935,594)      (924,378)     (1,136,796)
Cash flows from financing activities
Debt issuance costs         (74,285)       (20,477)        (21,068)
Net increase in line
  of credit balance       1,037,671        318,326         161,300
Issuance of long-term debt  982,164      1,162,127        1,185,561
Repayments of long-term debt (107,221)     (66,493)        (21,613)

Net cash provided by
  financing activities      1,838,329    1,393,483        1,304,180

Net (decrease) increase in
  cash and cash equivalents  (781,344)     194,990          151,095

Cash and cash equivalents
    Beginning of year         794,885      599,895          448,800
    End of year          $     13,541  $   794,885    $     599,895







Willamette Valley Vineyards, Inc.
Notes to Financial Statements
December 31, 1997, 1996 and 1995


1.     Summary of Operations, Basis of Presentation and
Significant Accounting Policies

Organization and operations
Willamette Valley Vineyards, Inc. (the Company) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily pinot noir, chardonnay, and white riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. Out-of-state and foreign sales represented approximately 33% of revenues. The Company also sells its wine from the hospitality room at its winery.

Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
Cash and cash equivalents include short-term investments with an original maturity of less than ninety days.

Revenue recognition
The Company recognized revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-progress inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of cost or market using the average cost method by variety and vintage to determine the first-in, first-out (FIFO) cost of inventories. In accordance with general practices in the wine industry, wine inventories are included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $116,193 and $74,700 at December 31, 1997 and 1996,
respectively.





1.     Summary of Operations, Basis of Presentation and
Significant Accounting Policies (Continued)

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the statement in 1996; however, the adoption does not have a significant impact on the Company's financial position or results of operations.

Debt issuance costs
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the life of the debt.

Income taxes
The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files stand-alone federal and state income tax returns.

Basic and diluted net income per share
     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," in 1997. SFAS 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Escrowed shares have been included in the weighted average number of common shares outstanding for 1995. Diluted earnings per common share take into account all dilutive equity instruments.

                            1997
                          Weighted
                           average
                            shares        Earnings
             Income       outstanding    per share
Basic       $67,862        4,103,669     $     .02
Options                          638
Warrants
            _______        __________    _________
Diluted     $67,862        4,104,307     $     .02


                            1996
                          Weighted
                           average
                            shares        Earnings
             Income       outstanding    per share
Basic       $170,430       3,785,356    $      .05
Options                       20,532
Warrants
            _______        __________    _________
Diluted     $170,430       3,805,888     $     .04


                            1995
                          Weighted
                           average
                            shares        Earnings
             Income       outstanding    per share
Basic      $   6,324       3,785,356    $        -
Options                        4,938
Warrants                       3,600
              ______        __________    _________
Diluted    $   6,324       3,793,894     $       -

1.     Summary of Operations, Basis of Presentation and
Significant Accounting Policies (Continued)

Basic and diluted net income per share (continued)
Options to purchase 161,500, 92,000 and 5,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, the warrant outstanding since 1992 (see
Note 9) was not included in the computation of diluted earnings per share in 1997 or 1996 because the exercise price of $3.42 was greater than the average market price of the common shares during those two years.

Statement of cash flows

Supplemental disclosure of cash flow information:
                               1997         1996        1995
Interest paid            $   321,000  $   197,000  $   166,000
Income taxes paid             15,000       28,000      112,000
Supplemental schedule of noncash investing
  and financing activities
Assets transferred from
  related companies            19,279      48,189
Issuance of common stock
  awards to employees           2,500
Acquisition of Tualatin Valley, Inc.:
  Common stock issued in connection with acquisition
    Issued to stockholders
      of TVI                1,292,591
    Fee to Acquisitions
      Northwest, Inc.         114,108
  Tangible assets acquired, net of cash paid
     Fixed assets             143,376
     Vineyard development     996,000
Other assets acquired, net of cash acquired
  Accounts receivable          56,807
  Inventory                   371,518
  Prepaids                        156
Liabilities assumed
  Accounts payable            269,966
  Accrued liabilities           5,300


During the year ended December 31, 1995, the Company capitalized approximately $38,000 of interest related to the construction of its hospitality center.

Fair market value of financial instruments
The fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.


2.     Acquisition

      On April 15, 1997, Willamette Valley Vineyards, Inc. (WVV) acquired the assets of Tualatin Vineyards, Inc. (TVI), a winery located in Oregon, for a purchase price of $1,824,000, plus TVI's net current assets of $164,601 as of the closing date. The acquisition was accounted for using the purchase method of accounting, and the results of operations include the revenues and expenses generated with the TVI assets from the acquisition date through December 31, 1997. WVV paid 35 percent of the purchase price in cash and the balance was paid through the issuance of WVV common stock.

      The following unaudited pro forma information represents the results of operations of the Company as if the acquisition had occurred as of January 1, 1996, after giving effect to increased interest expense for debt issued related to the acquisition, depreciation based on current costs, and the effect of the (benefit from) provision for income taxes.

                                     1997               1996
                                  (unaudited)       (unaudited)
Net revenues                       5,874,733         4,944,635
Gross margin                       2,972,077         2,645,337
Net income                           (53,395)           38,488


3.     Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. Accounts receivable include an outstanding balance of approximately $185,200 and $80,000 at December 31, 1997 and 1996, respectively, from a European customer to which extended credit terms have been granted. At December 31, 1997 and 1996, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $30,000 and $10,000, respectively.


4.     Inventories



Inventories consist of:
                                          1997            1996
Winemaking and packaging materials $ 189,062 $ 87,321 Work-in-process (costs relating
to unprocessed                         1,725,910     1,559,612
and/or unbottled wine products)
Finished goods (bottled wine and
 related products)                     2,256,055     1,196,120
                                    $  4,171,027  $  2,843,053





5.     Property and Equipment
                                      1997                 1996
Land and improvements          $  1,031,115        $     563,077
Winery building and hospitality
  center                          4,506,344            3,718,733
Equipment                         3,263,633            2,576,748
Construction in progress          ______ -_               27,913
                                  8,801,092            6,886,471
Less accumulated depreciation    (1,941,257)          (1,465,455)
                               $  6,859,835         $  5,421,016

Construction in progress related to the addition of a new storage tasting and cellaring facility at the Company's winery which was completed in the Fall of 1997.


6.     Investments

Investments consist of:
                                          1997          1996
Oregon Liquor Control Commissions and Bureau
  of Alcohol, Tobacco and Firearms  $    88,066   $    85,163
Farm Credit Securities                   15,000        30,055
Other                                     1,974       ______-
                                  $     105,040   $   115,218

The Oregon Liquor Control Commission and the Bureau of Alcohol, Tobacco and Firearms investments require restricted short-term investments to cover future excise tax payments. Farm Credit Securities investments are required as a condition of the Northwest Farm Credit Service loan and line of credit facility (see Note 7). These investments are classified as held-to-maturity investments and are recorded at historical cost.


7.     Line of Credit Facility

The Company has a $2,000,000 credit facility with Northwest
Farm Credit Services. Borrowings under this facility bear interest at 8.5%. At December 31, 1997 and 1996, $1,517,297 and $479,626 were outstanding under this facility, respectively.




8.     Long-Term Debt

Long-term debt consists of:
                                        1997             1996
Northwest Farm Credit Services Loan  $  4,044,943  $3,170,000
Less current portion                     (124,192)    (97,819)
                                     $  3,920,751  $ 3,072,181

The Company entered into an agreement with Northwest Farm Credit Services (NWFCS) in 1997 containing two separate notes bearing interest at a rate of 7.96%. These notes require monthly payments ranging from $10,364 to $16,488 until the notes are fully repaid in 2014. The loan agreements contain covenants which require the Company to maintain certain financial ratios and balances. At December 31, 1997, the Company was not in compliance with these covenants. However, the Company has obtained a letter dated March 24, 1998 waiving the debt covenants until December 31, 1998.

Future minimum principal payments of long-term debt mature as follows:
Year ending
December 31,
     1998                               $     124,192
     1999                                     180,978
     2000                                     195,763
     2001                                     211,754
     2002                                     229,052
     Thereafter                             3,103,204
                                         $  4,044,943

9.     Shareholders' Equity

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


9.     Shareholders' Equity (Continued)

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (see Notes 7 and
8).  The warrant is exercisable through June 1, 2012 at an
exercise price of $3.42 per share.    As the warrant exercise
price equaled the stock price at the date of grant, no expense was recorded as a result of this transaction. As of December 31, 1997, no warrants had been exercised.




10.	Stock Incentive Plan

In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees, consultants, and directors of the Company under the plan. In 1996, the Board of Directors reserved an additional 150,000 shares. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

At December 31, 1997, 1996 and 1995, the following transactions related to stock options occurred:

                            1997          1996           1995
                             Wtd..       Wtd..           Wtd
                             Avg         Avg             Avg
                          Exercise      Exercise      Exercise
                   Shares   Price  Shares  Price Shares  Price
Outstanding at
beginning of year 246,500   $2.87   45,000 $3.72  84,100 $4.58
Granted           100,000    2.63  248,500  2.81  25,000  3.80
Exercised           -      -             -    -       -     -
Forfeited        (173,500)   2.66  (47,000) 3.38 (64,100) 4.88
 Outstanding at
end of year       173,000   $2.94  246,500 $2.87  45,000 $3.72
Weighted average fair value of options granted
during the year           $  1.47       $   1.87        $ 2.35

Weighted average options outstanding and exercisable at December
31, 1997 are as follows:

Options outstanding
Options exercisable
                      Weighted
           Number     average     Weighted   Number     Weighted
       outstanding at remaining average exercisable at average Exercise December 31, contractual exercise December 31, exercise
  price      1997       life       price     1997          price
$ 2.50       13,500      8.66    $  2.50      1,350        2.50
  2.75       72,500      6.95       2.75      9,500        2.75
  3.00       72,000      5.16       3.00     10,760        3.00
  3.62       10,000      2.56       3.62      4,000        3.62
  4.50        5,000      2.08       4.50      2,000        4.50
$2.50-4.50  173,000      5.94       2.94     27,610        3.09

10.	Stock Incentive Plan (Continued)

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during each of the three years ended December 31, 1997 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1997, 1996 and 1995:

1997         1996         1995
Risk-free interest rate        6.31 %       6.33 %       6.56 %
Expected dividend yield           -            -            -
Expected lives                    5 years   8.15 years   7.25 years
Expected volatility              57 %         57%         55%

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1997, 1996 and 1995, the total value of the options granted was computed to be $146,700, $371,034 and $58,825, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows:
                                1997         1996         1995
Net income - as reported    $  67,862   $  170,430   $    6,324
Per share:
    Basic                        0.02         0.05         0.00
    Diluted                      0.02         0.04         0.00

Net income (loss) - pro forma
                               41,838      116,786       (1,794)
Per share:
     Basic                       0.01         0.03         0.00
     Diluted                     0.01         0.03         0.00

      The effects of applying SFAS 123 for providing pro forma disclosures for the three years ended December 31, 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years, because options vest over several years and additional awards generally are made each year.


11.	Income Taxes

The provision for income taxes consists of:
                              1997         1996         1995
 Current tax expense (benefit)
   Federal               $       -   $    47,197   $    (2,300)

   State                         -        11,964         (359)
                                 -        59,161       (2,659)
   Deferred tax (expense):
     Federal                46,530        35,032        26,545

     State                   5,758         4,492         5,882
                            52,288        39,524        32,427

 Total                   $  52,288   $    98,685   $    29,768

During the year ended December 31, 1996, the Company utilized its net operating loss carryforwards of approximately $28,000 to reduce its taxable income.

The effective income tax rate differs from the federal
statutory rate as follows:
                                       Year ended December 31
                                       1997     1996    1995
Federal statutory rate                 34.0 %   34.0 %  34.0 %
State taxes, net of federal benefit     4.4      4.9     5.9
Utilization of fully reserve
net operating loss carryforwards          -        -       -
Permanent differences                   3.8      0.6    41.9
Benefit of federal rate bracket           -     (2.9)      -
Other                                   1.3      0.1     0.7
                                       43.5 %   36.7 %  82.5%

Deferred tax assets and (liabilities) consist of:
                                                 December 31,
                                           1997             1996
Accounts receivable                   $    11,508      $   3,836
Inventory                                  34,538        103,522
Net operating loss carryforwards           37,888             -
Other                                     10,879           4,080
          Gross deferred tax assets        94,813        111,438
    Capital assets                       (188,275)      (114,028)
          Gross deferred tax liability   (188,275)      (114,028)
    Net deferred tax (liability) asset $  (93,462)   $    (2,590)

12.	Related Parties

      In 1996, the Company began contracting for management services with Nor'Wester Brewing Company (Nor'Wester) and Willamette Valley, Inc. (WVI), companies formerly controlled by the Company's president, under a general services agreement. Nor'Wester, WVI, and the Company each provided various administrative services, including design and print work, and stock offering services to the affiliated companies, subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI). During 1996, total amounts charged to the Company by Nor'Wester and WVI aggregated $47,025; amounts charged by the Company to the various affiliated companies aggregated $86,450. As a result of these and other transactions, the Company had an aggregate payable balance of $7,221 which is netted against other receivables in the accompanying balance sheet. During 1997, charges to the Company aggregated $164,716; amounts charged by the Company aggregated $92,601. Prior to December 31, 1997, all intercompany transactions ceased and as of December 31, 1997 all balances are zero.

      The Company and one of its two founding shareholders have entered into a grape purchase contract. Under the terms of such contract, the founding shareholder agreed to sell, and the Company agreed to buy, the entire production of pinot noir, chardonnay, and white riesling wine grapes from the founding shareholder's separately owned vineyard to supplement grapes provided by the Company's vineyard. The contract commenced with the Fall 1989 vineyard harvest and continued through the 1995 harvest. The contract stipulated certain standards of quality. The purchase price of the grapes equaled the average price paid for each variety of grapes in the Willamette Valley market region each season, as set forth by certain market surveys. The terms of the contract also provided for a bonus payable to the founding shareholder if, and only if, the finished bottle price of wine produced from the purchased grapes exceeded the Oregon average bottle price as measured by certain market surveys. In 1995, the Company purchased grapes for $33,347, pursuant to the terms of the contract. The founding shareholder sold his vineyards in November of 1995.

      During 1997, 1996 and 1995, the Company purchased grapes from other shareholders, at an aggregate price of $262,795, $138,656 and $142,003, respectively. At December 31, 1997,
1996 and 1995, grape payables included $130,893, $92,706 and $67,161, respectively, owed to these shareholders.

      On December 3, 1992, the Company issued a loan to its president in the amount of $100,000. The loan was due on December 3, 1993, bearing interest at 7.35%. On March 14,
1994, the loan was extended to March 14, 2009. The loan is secured by the common stock of the Company held by its president. This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.



13.	Commitments and Contingencies

      Litigation
      From time to time, in the normal course of business, the Company is a party to legal proceedings. The Company is also a party, as defendant to one lawsuit arising out of its primary business operations. Management, after review, and consultation with counsel, believe that the Company has meritorious defenses to the allegations and plans to defend itself vigorously. Management believes that these matters will not have a material adverse effect of the Company's financial position or results of operations, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

       Operating leases
       The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. The Company is also committed to lease payments for various office equipment. As of December 31, 1997, the Company was obligated under various long-term operating leases requiring future minimum lease payments as follows:

Year ending
December 31
     1998                          $       90,519
     1999                                  92,984
     2000                                  92,702
     2001                                  83,827
     2002                                  83,827
     Thereafter                           335,308
     Total minimum payments required  $   779,167

Total rental expense for all operating leases amounted to $94,827 in 1997.

Susceptibility of vineyards to disease
The Tualatin vineyard purchased during 1997 is known to be infested with phylloxera, an aphid-like insect which can destroy vines. Although management has begun planting with phylloxera-resistant rootstock, a portion of the vines at the Tualatin vineyard are susceptible to phylloxera. The Company has not detected any phylloxera at its Turner vineyard.





1


2

	-  -