Form 10QSB
period 1998-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1998-05-14
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

___________________________________________________________
                         FORM 10-QSB
___________________________________________________________

   Quarterly Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934

           For the Quarter Ended March 31, 1998

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

  Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90
days.
                [X] YES       [  ] NO
 Number of shares of common stock outstanding as of March
31, 1998       4,232,681 shares, no par value

    Transitional Small Business Disclosure Format

                [[  ] YES        [X]NO





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

Signature


                WILLAMETTE VALLEY VINEYARDS, INC.

                          Balance Sheet

                                  March 31,    December 31,
                                    1998           1997
ASSETS                           (unaudited)

Current assets:
 Cash and cash equivalents        $ 422,118       $ 13,541
 Accounts receivable trade, net     784,437        820,526
 Income taxes receivables            24,436         24,436
 Other receivable                     7,712          3,122
 Inventories                      3,961,428      4,171,027
 Prepaid expenses                   122,700         75,171
 Deferred income taxes               94,813         94,813

Total current assets              5,417,644      5,202,636

 Vineyard development cost, net   1,560,909      1,506,906
 Property and equipment, net      6,766,935      6,859,835
 Investments                        105,040        105,040
 Notes receivable                   151,149        148,448
 Debt issuance costs,net            123,470        122,870

Total assets                    $14,125,147    $13,945,735


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Line of credit                  $1,667,297     $1,517,297
 Current portion of long term debt  124,192        124,192
 Accounts payable                   346,800        363,419
 Accrued commissions and payroll    152,248        225,297
 Grapes payable                     386,851        501,238

Total current liabilities         2,677,388      2,731,443

Long-term debt                    4,207,210      3,920,751
Deferred income taxes               188,275        188,275

Total liabilities                 7,072,873      6,840,469

Shareholders' equity
 Common stock, no par value
- 10,000,000 shares authorized,
 4.232,681 shares issued
outstanding                       6,781,256      6,779,067

Retained earnings                   271,018        326,199

Total shareholders' equity        7,052,274      7,105,266

Total liabilities and
shareholders' equity           $ 14,125,147   $ 13,945,735

The accompanying notes are an integral part of this financial statement


                    WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                              (Unaudited)

                                Three Months Ended March 31,
                                      1998       1997

Net Revenues
 Case revenue                    $ 1,106,885  $  817,122
 Bulk revenue                        235,252           -

Total Revenue                      1,342,137     817,122

Cost of Sales
 Case                                499,957     356,779
 Bulk                                211,179           -

Total Cost of sales                  711,136     356,779

Gross Margin                         631,001     460,343

Selling, general andadministrative
 expenses                            567,541     501,200

Other income (expense):
 Interest income                       3,569      11,358
 Interest expense                   (125,857)    (79,913)
 Other income                          3,647       1,803

                                    (118,641)    (66,752)

Net loss before income taxes         (55,181)   (107,609)

Income tax benefit (expense)               -           -

Net loss                             (55,181)   (107,609)

Retained earnings beginning
 of period                           326,199     258,337

Retained earnings end of period     $271,018    $150,728

Basic loss per common share         $  (0.01)   $  (0.03)

Diluted net loss per common share   $  (0.01)   $  (0.03)

Weighted average number of
basic common shares outstanding    4,232,681   3,785,356

Weighted average number of
diluted common shares outstanding  4,232,681   3,785,356


The accompanying notes are an integral part of this financial statement.





                WILLAMETTE VALLEY VINEYARDS, INC.
                    Statement of Cash Flows
                          (unaudited)
                                Three Months Ended March 31,
                                       1998         1997

Cash flows from operating activities:

Net loss                          $   (55,181)  $  (107,609)

Reconciliation of net loss to net cash
 used for operating activities:

Depreciation and amortization         119,440       110,265

Changes in assets and liabilities:
 Accounts receivable trade             36,089        11,683
 Other receivable                      (4,590)          496
 Inventories                          209,599      (214,942)
 Prepaid expenses                     (47,529)      (13,767)
 Notes receivable                      (2,701)       (2,138)
 Grape payable                       (114,387)     (125,252)
 Accounts payable                     (16,619)      169,250
 Taxes payable                              -       (15,000)
 Accrued liabilities                  (73,049)      (84,101)

Net cash provided by
operating activities                   51,072      (271,115)

Cash Flow from investing activities

 Construction expenditures and
 purchases of equipment               (13,124)     (135,504)
 Vineyard development expenditures    (67,419)      (12,584)
 Cash received for investments              -            84

Net cash used by investing
activities                            (80,543)     (148,004)

Cash Flows from financing
activities:
 Line of credit borrowings            150,000       264,355
 Debt issuance cost                      (600)      (29,687)
 Increase in long term debt           286,459       (26,968)
 Increase in equity                     2,189             -

Net cash provided by
financing activities                  438,048       207,700

Net increase in cash and
cash equivalents                      408,577      (211,419)

Cash and cash equivalents:

Beginning of period                    13,541       794,885

End of period                      $  422,118    $  583,466


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




2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOW:


                                     March 31, December 31,
                                       1998        1997

Winemaking and packaging materials $  246,935   $  189,062
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                     1,542,523    1,725,910
Finished goods (bottled wines
 and related products)              2,171,970    2,256,055
                                   $3,961,428   $4,171,027
                                    =========    =========



3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                   March 31,   December 31,
                                     1998         1997

Land and improvements            $ 1,031,115    $ 1,031,115
Winery building and hospitality
 center                            4,506,344      4,506,344
Equipment                          3,276,757      3,263,633
Construction in progress                   -              -
                                   _________      _________
                                 $ 8,814,216    $ 8,801,092
Less accumulated depreciation     (2,047,281)    (1,941,257)
                                   _________
                                 $ 6,766,935     $6,859,835
                                   =========      =========


4) SUBSEQUENT EVENTS:








              Management's Discussion and Analysis of
           Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:

                                      Three Months Ended
                                          March 31,
                                       1998       1997

Tasting Room sales & Rental Income  $ 154,780  $ 140,598
On-site and off-site festivals        117,904     85,622
In state sales                        426,063    316,964
Out of state sales                    437,190    298,126
Bulk wine sales                       235,252     _____-
Total Revenue                      $1,371,189  $ 841,310
                                      =======    =======

Tasting Room sales and rental income for the three months ended March 31, 1998 increased 10% over the same period in 1997. The increase in sales during the first quarter of 1998 was principally attributable to revenue increases in room rental from the Hospitality Center over the same period last year. The Company will be contracting its hospitality and catering service which will save the Company the annual salary of one employee plus offer the customer a more complete set of services. The Company will utilize this savings to hire a data entry person to focus on improving the Company's customer data base which will improve the Company's efforts in targeting direct mail and telephone sales.

On-site and off-site festival sales for the first quarter of 1998 increased 38% over the first quarter of 1997. In the first quarter of 1998, the Company began a campaign to increase customer awareness in the Willamette Valley Vineyards label and to increase traffic in its tasting room. For its Valentines Day festivities, the Company sent out a special mailing promoting a buying opportunity of Pinot Noir and chocolate to 40,000 potential customers which successfully increased the sales of Pinot Noir.

Sales in the state of Oregon, through the Company's independent sales force, increased 34% in the first quarter of 1998 over the first quarter of 1997. This increase was principally due to new accounts, better point-of-sale information, improved sales management, and targeted sales of higher margin wines. The sales of White Riesling in a special package in the first quarter of 1998 led to an increase of $71,000 over the previous year. The Company's focus on the sale of higher margin products achieved significant increases in sales of Pinot Gris and Pinot Noir in the first quarter of 1998 as compared to sales in the same period for 1997. The Company also started a program to place its wine in the top 48 restaurants in the Portland area. So far it has been placed in about 20% of these restaurants where the Company's wine is not currently on their wine list. This is a substantial move in making the Willamette Valley Vineyards brand the significant player in the largest population center in Oregon. The Company has also initiated a program to do a shelf survey at different locations around the state to create data as to the prices of its competitors and the location of its wine on the shelves of supermarkets. This data will be used to prepare a marketing program to strengthen the Company's position in markets where its wine is not currently found.

Out-of-state sales in the first quarter of 1998 increased 47% over the first quarter of 1997. The Company now sells wine in 39 states as compared to 32 states in the first quarter of 1997. The Company's growth came primarily in two varieties of wine: Pinot Noir and Pinot Gris. The programmed price reduction of Pinot Gris increased the number of cases sold in the first quarter of 1998 to 612 cases as compared to 153 cases in the same period in 1997. Pinot Noir sales increased to 3,811 cases in the first quarter of 1998 as compared to 2,274 for the same period in 1997. This increase in the Pinot Noir variety reaffirms that sales of the Company's flagship wine remains quite strong.

Bulk wine sales were made in the first quarter of 1998 to further reduce excess inventories from the large harvest of 1997.

Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first quarter of 1998 was $29,052. For the same period in 1997, the excise taxes collected was $24,188.

Gross Profit
Winery Operations
As a percentage of revenue, gross profit for the winery operations decreased to 47% in the first quarter of 1998 as compared to 56% in the first quarter of 1997. After adjusting for the sale of lower margin bulk wine, the gross margin was 55% in the first quarter of 1998 as compared to 56% in the first quarter of 1997. The slight decrease was due to the depletion allowances designed to stimulate sales and reduce excess inventory. The Company expects the gross margins to remain near this level through 1998. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes that it purchases from other vineyards. In order to keep margin's at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines which have a greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 13% to $567,541 in the first quarter of 1998 from $501,200 in the first quarter of 1997. The increase was principally attributed to higher costs due to operating at a higher sales level. The Company pays its sales representatives by commission. Thus, as sales revenue increases, more commissions are due.

More importantly, as a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 42% in the first quarter of 1998 from 61% in the first quarter of 1997. The effect of staff eliminations in the latter part of 1997 is partially reflected in a lower percentage of expenses against revenue. In addition, the reorganization of delivery routes in the remote areas of Oregon resulted in the elimination of two vans and accompanying costs. Also in the first quarter of 1998, the Company highlighted certain expenses on a "target list" due to excess spending in 1997 in these accounts. The most significant cost reduction in the first quarter of 1998 was a $17,000 reduction in legal fees over last year's first quarter. Other targeted areas for reduced spending include telephones, office supplies, dues and publications, and printing and postage. The Company closely monitors all expenses in the selling, general, and administration and measures all departments strictly against their own budgets.

Interest Income, Other Income and Expense

Interest income/other income decreased to $7,216 for the first quarter of 1998 from $13,161 for the first quarter of 1997 because the Company no longer receives interest income from invested funds set aside for the completion of the storage facility. Interest expense increased to $125,857 in the first quarter of 1998 from $79,913 in 1997. Interest costs in the first quarter rose as the Company borrowed more funds to process and bottle wine from its 1996 and 1997 crushes ; to finance the construction of a 20,000 square foot warehouse; and purchase Tualatin Vineyards Inc., in 1997. Additional cash needs have resulted from the Company becoming a larger grower of grapes which means the company needs more cash prior to the actual harvest of grapes for labor and chemicals costs not needed previously.

Income Taxes

As in prior years, the Company has operated with a net loss for the first three months in 1998 but expects to show a profit by the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital balance of $2.7 million and a current ratio of 2.0:1. At December
31, 1997, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1.

The Company has a cash balance of $422,118 at March 31, 1998. It has committed $61,000 of funds held by Farm Credit Services for a dispute of $84,000 with the contractor over the completion of the storage facility built in 1997. The Company is retaining the funds until he finishes several problems in the building. In January 1998, the Company received $371,000 from Farm Credit Services committed to complete the planting at Tualatin Vineyards in 1998. It was remaining funds from a $1.3 million loan taking out in April of 1997 to purchase Tualatin Vineyards and to plant additional acreage at Tualatin. The Company receives about 6% interest on these funds until the time the funds are withdrawn from Farm Credit Services to pay for the new plantings.

The Company obtained a line of credit of $2,000,000 from Farm Credit Services in May, 1997. At March 31, 1998, the line of credit balance was $1,667,297. On May 1, 1998, Farm
Credit Services submitted loan documents to the Company for renewal of the line of credit for an additional year.
The
Company intends to accept the agreement.

The Company has a total long term debt balance of $4,331,402 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase its capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 1997 and also at March 31, 1998, the Company was found in violation of some of its debt covenants. At both of these times, Farm Credit Services released the Company from these covenants. In the renewal of the line of credit in May of 1998, Farm Credit
Services revised the loan covenants to insure that the Company can meet the new covenants. The long term debt increased in the first quarter of 1998 as Farm Credit disbursed the remaining funds to plant additional vineyards at Tualatin.

At March 31, 1998, the Company still owes $386,851 on grape contracts for the 1997 fall production crop which are due and were paid on April 1, 1998. The Company expects to pay off these grape contracts using funds remaining on its line of credit.










PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

(a)  No Exhibits



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



Date:
By John Moore

Controller