Form 10QSB
period 1998-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1998-08-13
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

___________________________________________________________

                       FORM 10-QSB
___________________________________________________________

  Quarterly Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934

             For the Quarter Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed, all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     [X] YES       [  ] NO

        Number of shares of common stock outstanding
                    as of June 30, 1998
              4,232,681 shares, no par value

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

Signature























                WILLAMETTE VALLEY VINEYARDS, INC.

                        Balance Sheet

                            June 30,           December 31,
                             1998                1997
ASSETS                   (unaudited)          ____________
Current Assets:
     Cash and cash
       equivalents     $     500,592        $         13,541
     Accounts receivable
 trade, net                  555,203                 820,526
     Income taxes receivable  24,436                  24,436
     Other receivable             -                    3,122
     Inventories           3,870,117               4,171,027
     Prepaid expenses        145,570                  75,171
     Deferred income taxes    94,813                  94,813
                             _______               _________
     Total current assets  5,190,731               5,202,636

Vineyard development
cost, net                  1,666,477               1,506,906
Property and equipment,
 net                       6,748,002               6,859,835
Investments                   33,584                 105,040
Notes receivable             153,861                 148,448
Debt issuance costs, net     123,552                 122,870
                           _________               _________
Total assets            $ 13,916,207            $ 13,945,735

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
     Line of credit     $  1,837,667            $  1,517,297
     Current portion
      of long term debt      124,192                 124,192
     Accounts payable        341,985                 363,419
     Accrued commissions
      and payroll            173,250                 225,297
     Grapes payable               -                  501,238
                            ________                ________
     Total current
      liabilities          2,477,094               2,731,443

Long-term debt             4,216,543               3,920,751
Deferred income taxes        188,275                 188,275
                           _________                ________
Total liabilities          6,881,912               6,840,469

Shareholders' equity
     Common stock, no par value - 10,000,000
     shares authorized, 4,232,681 shares issued
     outstanding           6,781,255               6,779,067

Retained earnings            253,040                 326,199
                            ________                ________
Total shareholders'
 equity                    7,034,295               7,105,266

Total liabilities and
 shareholders' equity  $  13,916,207           $  13,945,735

The accompanying notes are an integral part of this financial statement





               WILLAMETTE VALLEY VINEYARDS, INC.
                   Statement of Operations
                        (Unaudited)


                    Three months ended    Six months ended
                         June 30,               June 30,
                    1998        1997       1998         1997

Net Revenues
  Case Revenue $ 1,338,836 $ 1,260,179 $2,445,721 $2,077,301
  Bulk Revenue      88,393           -    323,645          -
  Total Revenue  1,427,229   1,260,179  2,769,366  2,077,301


Cost of Sales
  Case             599,336     580,512  1,099,293    937,291
  Bulk              95,135           -    306,314          -
  Total Cost of
    Sales          694,471     580,512  1,405,607    937,291

Gross Margin       732,758     679,667  1,363,759  1,140,010

Selling, general and administrative
  expense          639,533     585,835  1,207,074  1,087,035

Net operating
  income            93,225      93,832    156,685     52,975

Other income
  (expense)
  Interest income   12,696       8,374     16,265     19,732
  Interest expense(123,899)   (104,399)  (249,756) (184,312)
  Other income           -       6,323      3,647      8,126

Net loss before
  income taxes     (17,978)      4,130    (73,159) (103,479)

Income tax benefit       -           -          -         -

Net loss           (17,978)      4,130    (73,159) (103,479)

Retained earnings beginning
 of period         271,018     150,728    326,199   258,337

Retained earnings end
 of period         253,040     154,858    253,040   154,858

Basic loss per
 common share            -           -        .02       .02

Diluted loss per
 common share            -           -        .02       .02

Weighted average number of
basic common shares
outstanding      4,232,681   4,226,096  4,232,681 4,226,096


                 WILLAMETTE VALLEY VINEYARDS, INC.
                     Statement of Cash Flows
                         (unaudited)

                                   Six Months Ended June 30,
                                       1998         1997   .

Cash flows from operating activities:
  Net loss                        $  (73,159)   $  (103,479)
  Reconciliation of net loss to net cash used
     for operating activities:
     Depreciation and amortization   278,219        233,022
     Equity change                     2,188              -
     Changes in assets and liabilities:
        Accounts receivable trade    261,862        (91,588)
        Other receivable               6,583         11,623
        Inventories                  300,910       (722,923)
        Prepaid expenses             (70,399)       (35,330)
        Grape payable               (501,238)      (552,079)
        Accounts payable             (21,434)       449,358
        Taxes payable                      -        (15,000)
        Accrued liabilities          (52,047)       (97,656)

  Net cash provided (used) by
    operating activities             131,485       (924,052)


Cash Flow from investing activities
  Construction expenditures and purchases
    of equipment                    (138,396)      (866,680)
  Vineyard development expenditures (187,561)       (87,138)
  Cash received for investments       71,456        (27,868)
  Notes receivable                    (5,413)        (4,718)

  Net cash used by investing
    activities                      (259,914)      (986,404)


Cash Flows from financing activities:
  Line of credit borrowings
    (repayment)                      320,370        620,001
  Debt issuance cost                    (682)      (109,881)
  Increase in long term debt         295,792        854,417

Net cash provided by financing
  activities                         615,480      1,364,537

Net increase in cash and cash
  equivalents                        487,051       (545,919)

Cash and cash equivalents:
  Beginning of period                 13,541        794,885

  End of period                      500,592        248,966

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


Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyards Inc.'s business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10Q and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be effected by general industry and market conditions and growth rates, and general domestic economic conditions.



2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOWS:

                                  June 30,     December 31,
                                  1998         1997


Winemaking and packaging
  materials                     $   109,724   $   189,062
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                   1,433,850     1,725,910
Finished goods (bottled wines
and related products)             2,326,543     2,256,055
                                 __________     _________
                                $ 3,870,117   $ 4,171,027




3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                 June 30,       December 31,
                                 1998           1997

Land and improvements         $  1,039,742     $  1,031,115
Winery building and hospitality
  center                         4,502,037        4,506,344
Equipment                        3,397,709        3,263,633
                                 _________        _________
                                 8,939,488        8,801,092
Less accumulated depreciation   (2,191,486)      (1,941,257)
                                __________        _________
                                 6,748,002        6,859,835



Management's Discussion and Analysis of

Financial Condition and Results of Operation


RESULTS OF OPERATIONS

Revenue

The Management changes and cost controls instituted late last year is to bearing fruit. Operating income is up 196% for the first six months of this year compared with the first six months of last year.

Price increases combined with sales commission reductions for in-state sales went into effect July 1. The goal of this change is to generate a 10% after tax return from wholesale sales in Oregon. Price increases for out-of-state sales with the same net return goal go into effect September 1st, due to the lead time needed by the Company's distributors. Retail prices for all products and hospitality services, which account for 22% of the Company's net revenues, were increased by like amounts July 1.

The Management believes the market will accept these price increases, in large part, due to the high demand for the Company's wines. Pinot Noir has been on allocation for several years. Both Pinot Noir and Pinot Gris have had their release dates advanced several years consecutively due to high demand. Additionally, the Company's wine prices were below its competitors for wines of equal quality and production methods.

The fundamental issues affecting the Company's profitability are the products it makes and the positioning of those products in the marketplace. Although the Company's cost of making and selling wine by the case is nearly the same as its more profitable competitors, the average collected revenue per case is considerably less. The Company needs to make more high margin varietals, especially Pinot Noir, and less low margin white and blush, off-dry wines. The Company discontinued its past practice of making and selling low margin "Lot 27 and 28" Pinot Noir and Chardonnay and successfully converted Oregon grocery store shelf placements to higher quality, higher margin "Vintage Series" Pinot Noir and Chardonnay.

The Management has recently prepared a detailed Five Year Plan by brand, variety and package size. The Management's goal is to signicantly increase average gross margins. This is to be done by re-positioning Willamette Valley Vineyards branded products, eliminating lower margin products that interfere with its strategy and take up valuable production capacity, revitalizing Tualatin with a re-positioning of the new Tualatin Estate products made in limited quantities and sold at higher price points and introducing a Southern Oregon brand of warm climate varieties of Merlot, Syrah, etc. branded Griffin Creek.

The new Willamette Valley Vineyards Signature Cuvee Pinot Noir was introduced at the International Pinot Noir Celebration and selected by Oregon's most prominent restaurant as one of Oregon's top '96 vintage Pinots. This wine will retail for $48 per bottle. The '96 Founders' Reserve Pinot Noir was released at $28 per bottle, up from $18 the previous vintage, is selling briskly and is expected to sell out before the '97 vintage is ready to release.
Next year, the new '97 Single Vineyard Designated Pinots will be released at $35 per bottle.

The Tualatin Brand has been revitalized with better wines and a new label, Tualatin Estate. Its flagship Pinot Noir will be launched as the '97 Vintage in April 1999 and will retail for $21.50 per bottle, up from $12.50 under the previous ownership. The Tualatin White Riesling previously selling for $5 per bottle, has been replaced with a dry
Tualatin Estate Riesling retailing for $8.50 per bottle.

The Griffin Creek Merlot will be released in September 1998 and will retail for $30 per bottle.

Other issues that are affecting profits are the production facilities at Tualatin and the sizable investment in Hospitality and Retail facilities at Willamette Valley Vineyards. Management is pursuing ways to lease the mothballed wine production facilities at Tualatin Estate and increase the paid usage of the Hospitality facilities at Willamette Valley Vineyards.

The Company's ability to make more and better Pinot Noir is constrained by fruit supply. Management has planted all the remaining acreage at Tualatin Estate (46 acres) in Pinot Noir this year, which will provide 150 more tons at full production. Tualatin is the only vineyard in Oregon to have won the Governor's Trophy, the state's most prestigious wine award, two years consecutively for its Pinot Noir. Management believes Tualatin Estate's soil and climate produces among the highest quality Pinot Noir in Oregon.


Winery Operations
The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:


                      Three Months ended   Six Months ended
                             June 30,          June 30,
                      1998          1997    1998        1997

Tasting Room Sales and
  Rental Income  $  223,549 $  211,304 $  378,329 $  351,902
On-site and off-site
  festivals         107,596     92,391    225,500    178,013
In state sales      575,834    462,258  1,001,897    779,222
Out of state sales  499,648    510,175    936,838    808,301
Bulk wine sales      88,393     37,724    323,645     37,724
Total Revenue    $1,495,020 $1,313,852 $2,866,209 $2,155,162

Less Excise Taxes    67,791     53,673     96,843     77,861

Net Revenue      $1,427,229 $1,260,179 $2,769,366 $2,077,301

Tasting Room sales and rental income for the three months ended June 30, 1998 increased 6% over the same period in 1997. For the first six months of 1998, the sales increased 8% over the same period in 1997. To promote continual growth in revenue in the hospitality and rental program, the Company has contracted its hospitality and catering service to an outside company. This move has saved the Company the annual salary of one employee plus offering the customer a more complete set of services. The Company will utilize this savings to hire a data entry person to focus on improving the Company's customer data base which will improve the Company's efforts in targeting and further developing direct mail and telephone sales.

On-site and off-site festival sales for the three months ended June 30, 1998 increased 16% over the second quarter of 1997. For the first half of 1998, sales in this category increased 27% over the same period in 1997. During the second quarter of 1998, the Company initiated a phone and direct mail campaign to obtain orders from the its customer data base. Additional revenues from on site phone and mail orders amounted to $28,000 in the second quarter over the same period last year.

Sales in the state of Oregon, through the Company's independent sales force, increased 25% in the three months ending June 30, 1998 over the same period in 1997. For the
first half of 1998, the sales increased   29% over the same
period in 1997. The sales of White Riesling in a special package in the first and second quarters of 1998 led to increases of $71,000 and $27,000 respectively over the same periods in 1997. The Company's focus on the sale of higher margin products achieved significant increases in sales of Pinot Gris and Pinot Noir in the first half of 1998 as compared to sales in the same period for 1997. The Company also started a program to place its wine in the top 48 restaurants in the Portland area. So far it has been placed in about 50% of these restaurants where the Company's wine had not previously appeared on their wine list. This is a substantial move in making the Willamette Valley Vineyards brand the significant player in the largest population center in Oregon. The Company has also initiated a program to do a shelf survey at different locations around the state regarding competitor pricing and the location of the Company's wine on the shelves of supermarkets. This data will be used to prepare a marketing program to strengthen the Company's position in markets where its wine is not currently found.

The May 15, 1998, issue of the Wine Spectator magazine rated the 1996 Willamette Valley Vineyards Chardonnay as a leading "top pick\best buy" in the world class category. The article also quoted Harvey Steiman, editor at large, "Willamette Valley Vineyards, Oregon's second largest winery, is on its way to becoming that state's most reliable producer of widely available wine...The best is yet to come." With that great endorsement, the Company spent a considerable amount of funds in advertising to project the Company's Chardonnay image as a best value in its class.
The funds were spent to project the Company's brand as a leading brand of Oregon wineries. In the months of May and June, the Company sold 1,563 cases of Chardonnay as compared to 808 cases in the prior year.

Out-of-state sales in the three months ending June 30, 1998, decreased 2% over the same period in 1997. For the first half of 1998, sales increased 16% over the same period in 1997. The slight decrease in sales was due to a selling off of inventory by distributors purchased in the fourth quarter of 1997 and the first quarter of 1998. The Company now sells wine in 39 states as compared to 33 states in the first half of 1997. The Company experienced growth in the first half of 1998 in two varieties of wine: Pinot Noir and Pinot Gris. The programmed price reduction of Pinot Gris increased the number of cases sold in the first half of 1998 to 1,829 cases as compared to 709 cases in the same period in 1997. Pinot Noir sales increased to 7,520 cases in the first half of 1998 as compared to 6,079 for the same period in 1997. This increase in the Pinot Noir variety reaffirms that sales of the Company's flagship wine remain quite strong.

Bulk wine sales were made in the first half of 1998 to further reduce excess inventories from the large harvest of 1997.

Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first half of 1998 was $96,843. For the same period in 1997, the excise taxes collected was $77,861.

Gross Margin
Winery Operations
As a percentage of revenue, gross margin for the winery operations decreased to 51% for the quarter ending June 30, 1998 as compared to 54% in the second quarter of 1997. For the first half of 1998, the gross margin decreased to 49% as compared to 55% for the first half of 1997. After adjusting for the lower margin bulk wine sales, the gross margin would have been 55% for the quarter ending June 30, 1998 as compared to 54% for the same period in 1997. For the first half of 1998, the adjusted gross margin would have been 55% as compared to 56% in the first half of 1997. The slight decrease in margin for the first six months of 1998 was due to the depletion allowances designed to stimulate sales and reduce excess inventory. The Company expects the gross margins to remain near this level through 1998. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes that it purchases from other vineyards. In order to keep margin's at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines which have a greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 9% to $639,533 in the second quarter of 1998 from $585,835 in the second quarter of 1997. For the first half of 1998, selling, general and administrative expenses increased 11% to $1,207,074 from $1,087,035 in the first half of 1997.
The increase was principally attributed to higher costs due to operating at a higher sales level. The Company pays its in-state sales representatives by commission and this is included as a selling expense. Thus, as sales in state increase, the dollar expenditure for commissions increases at the same rate. Since commissions are based on a fixed percentage, there is no adverse effect to margin. The total commissions expense for the first half of 1998 was $93,000 more than the same period in 1997.

More importantly, as a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 45% in the second quarter of 1998 from 46% in the second quarter of 1997. For the first half of 1998, as a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 44% from 52% in the second quarter of 1997. The effect of reduction in staff personnel in the latter part of 1997 is partially reflected in a lower percentage of expenses against revenue. In addition, the reorganization of delivery routes in the remote areas of Oregon resulted in the elimination of two vans and accompanying costs. Also, in the first quarter of 1998, the Company highlighted certain expenses on a "target list" due to excess spending in 1997 in these accounts. The most significant cost reduction in the first quarter of 1998 was a $17,000 reduction in legal fees over last year's first quarter. Other targeted areas for reduced spending include telephones, office supplies, dues and publications, and printing and postage. The Company closely monitors all expenses in the selling, general, and administration and measures all departments strictly against their own budgets.

Interest Income, Other Income and Expense

Interest income/other income decreased to $12,696 for the second quarter of 1998 from $14,697 for the second quarter of 1997 because the Company no longer receives interest income from invested funds set aside for the completion of the storage facility. For the first half of 1998, interest income/other income decreased to $19,912 from $27,858 for the first half of 1997.

Interest expense increased to $123,899 in the second quarter of 1998 from $104,399 in 1997. For the first half of 1998, interest expense increased to $249,756 from $184,312 for the second half of 1997. Interest costs in the first half rose as the Company borrowed more funds to process and bottle wine from its 1996 and 1997 crushes ; to finance the construction of a 20,000 square foot warehouse; and purchase Tualatin Vineyards Inc., in 1997. Additional cash needs have resulted from the Company becoming a larger grower of grapes which means the company needs more cash prior to the actual harvest of grapes for labor and chemicals costs not needed previously.

Income Taxes

As in prior years, the Company has operated with a seasonal net loss for the first six months in 1998, but expects to show a profit by the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a working capital balance of $2.7 million and a current ratio of 2.1:1. At December
31, 1997, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1.

The Company has a cash balance of $500,592 at June 30, 1998. Of the total cash available, the Company has set aside funds in reserve or various future commitments. It has committed $61,000 for a dispute with a contractor over the completion of the storage facility built in 1997. The Company is retaining the funds until the contractor corrects several problems in the building. Also, at June 30, 1998, the Company has held $170,000 in reserve to complete the planting of 60 acres at Tualatin Vineyards. This amount remained from a $1.3 million loan taken out in April of 1997 to purchase Tualatin Vineyards and to plant additional acreage at Tualatin. The remaining cash will be used as operating funds in the next month.

The Company obtained a line of credit of $2,000,000 from Farm Credit Services in May, 1997 and renewed in May 1998 for a one year term. At June 30, 1998, the line of credit balance was $1,837,667.

The Company has a total long term debt balance of $4,340,735 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase capacity, complete the storage facility, and purchase Tualatin Vineyards. The long term debt increased in the first half of 1998 as Farm Credit disbursed the remaining funds to plant additional vineyards at Tualatin. Since May of 1998, the company meets all compliances on its long term loan with Farm Credit Services.

At June 30, 1998, the Company has paid all grape contracts for the 1997 fall production crop and has contracted approximately $1.1 million for the 1998 harvest.










PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

(a) Status of Computer Software for the year 2000.

          The Company uses Platinum SQL software for all of its financial reporting. The Company's software manufacture has reported in writing that all of its products are in compliance for use in the year 2000 and has been since its inception. Platinum SQL will operate correctly with dates in the year 2000 and beyond.



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

Date:       ______________________
            By  James W Bernau

            President



Date:       ______________________
            By John Moore

            Controller