Form 10QSB
period 1998-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1998-11-13
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

       ____________________________________________

                       FORM 10-QSB
       ____________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934

          For the Quarter Ended September 30, 1998

              Commission File Number 0-21522

             WILLAMETTE VALLEY VINEYARDS, INC.

   (Exact name of registrant as specified in charter)

            Oregon                       93-0981021
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification Number)


      ________________________________________________


      8800 Enchanted Way,  S.E., Turner, Oregon 97392
                     (503)-588-9463

    (Address, including Zip code, and telephone number,
      including area code, of registrant's principal
                    executive offices)

      _________________________________________________

  Indicate by check mark whether the registrant (1) has filed, all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
                     90 days.

                                      [X] YES       [  ] NO

     Number of shares of common stock outstanding as of
                   September 30, 1998
           4,232,681 shares, no par value

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

Signature






             WILLAMETTE VALLEY VINEYARDS, INC.

                       Balance Sheet

                         September 30,        December 31,
                             1998                1997
ASSETS                    (unaudited)        ____________
Current Assets:
     Cash and cash
       equivalents      $  394,682        $         13,541
     Accounts receivable
       trade, net          721,893                 820,526
     Income taxes
       receivable           24,436                  24,436
     Other receivable           -                    3,122
     Inventories         3,782,246               4,171,027
     Prepaid expenses      128,819                  75,171
     Deferred income
       taxes                94,813                  94,813
                           _______               _________
     Total current
       assets            5,146,889               5,202,636

Vineyard development
  cost, net              1,704,059               1,506,906
Property, land and equipment,
  net (see note)         6,752,874               6,859,835
Investments                 12,084                 105,040
Notes receivable            46,215                 148,448
Debt issuance costs, net   121,827                 122,870
                         _________               _________
Total assets          $ 13,783,948            $ 13,945,735

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
     Line of credit  $   1,697,667            $  1,517,297
     Current portion of
       long term debt      124,192                 124,192
     Accounts payable      168,089                 363,419
     Accrued commissions
       and payroll         205,770                 225,297
     Grapes payable         87,910                 501,238
     Income tax payable      7,289                      -
                          ________                 ________
     Total current
       liabilities       2,290,917                2,731,443

Long-term debt           4,185,410                3,920,751
Deferred income taxes      188,275                  188,275
                         _________                 ________
Total liabilities        6,664,602                6,840,469

Shareholders' equity
     Common stock, no par value - 10,000,000
     shares authorized, 4,232,681 shares issued
     outstanding         6,781,255                6,779,067

Retained earnings          338,091                  326,199
                          ________                 ________
Total shareholders'
  equity                 7,119,346                7,105,266

Total liabilities and shareholders'
   equity             $ 13,783,948             $ 13,945,735

The accompanying notes are an integral part of this financial statement




               WILLAMETTE VALLEY VINEYARDS, INC.
                    Statement of Operations
                        (Unaudited)


                   Three months ended    Nine months ended
                        September 30,         September 30,
                  1998           1997    1998          1997

Net Revenues
    Case Revenue $1,678,549 $1,309,636$4,124,564 $3,386,937
    Bulk Revenue  _       -          -    323,645         -
    Total Revenue 1,678,549  1,309,636  4,448,209 3,386,937


Cost of Sales
    Case            814,631    577,289  1,913,924 1,514,580
    Bulk                  -          -    306,314         -
    Total Cost
      of Sales      814,631    577,289  2,220,238 1,514,580

Gross Margin        863,918    732,347  2,227,971 1,872,357

Selling, general and administrative
  expense           654,270    636,134  1,861,344 1,723,170

Net operating
  income            209,648     96,213    366,627   149,187

Other income (expense)
    Interest income   5,549      4,808     22,218    24,540
    Interest
      expense      (123,555)  (114,328)  (373,311)(298,639)
    Other income          -      3,263      3,647    11,389

Net income (loss) before
  income taxes       91,642    (10,044)    19,181 (113,523)

Income tax            7,289          -      7,289         -

Net income (loss)    84,353    (10,044)    11,892 (113,523)

Retained earnings beginning
of period           253,738    154,858    326,199   258,337

Retained earnings end
  of period         338,091    144,814    338,091   144,814

Basic gain (loss) per
  common share          .02          -          -     (.03)

Diluted gain (loss) per
  common share          .02          -          -     (.03)

Weighted average number of
basic common shares
outstanding       4,232,681  4,226,096  4,232,681 4,056,411


                WILLAMETTE VALLEY VINEYARDS, INC.
                    Statement of Cash Flows
               .         (unaudited)

                             Nine Months Ended September
30,
                                    1998               1997

Cash flows from operating activities:
     Net income (loss)  $       11,892       $    (113,523)
     Reconciliation of net loss to net cash used
          for operating activities:
          Depreciation and
            amortization       446,523             368,834
          Equity change          2,188                   -
          Changes in assets and liabilities:
              Accounts receivable
                trade           98,633            (101,676)
              Other receivable   3,122              12,388
              Inventories      388,781          (1,217,626)
              Prepaid expenses (53,648)              9,056
              Grape payable   (413,328)           (196,965)
              Accounts payable(195,330)            482,089
              Taxes payable      7,289             (15,000)
              Accrued
                liabilities    (19,527)            (28,080)

     Net cash provided (used) by operating
       activities              276,595            (800,503)


Cash Flow from investing activities
     Construction expenditures and purchases of
       equipment               (296,142)          (910,217)
     Vineyard development
       expenditures            (240,573)          (455,622)
     Cash received for
       investments               92,956             19,217
     Notes receivable           102,233             (7,327)

     Net cash used by investing
       activities              (341,526)        (1,353,949)


Cash Flows from financing activities:
     Line of credit borrowings
       (repayment)              180,370            716,138
     Debt issuance cost           1,043           (117,098)
     Increase in long term debt 264,659            901,811

Net cash provided by financing
  activities                    446,072          1,500,851

Net increase (decrease) in cash and
  cash equivalents              381,141           (653,601)

Cash and cash equivalents:
     Beginning of period         13,541            794,885

     End of period              394,682            141,284

The accompanying notes are an integral part of this financial statement



               WILLAMETTE VALLEY VINEYARDS, INC
                 NOTES TO FINANCIAL STATEMENTS
                          (unaudited)




1)  BASIS OF PRESENTATION

The interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and are allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The financial statements reflect all adjustments, which are, in the opinion of management, necessary for fair presentation.


Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans,' "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyards Inc.'s business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be effected by general industry and market conditions and growth rates, and general domestic economic conditions.


2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOWS:

                          September 30,         December
31,
                                  1998                 1997

Winemaking and packaging
  materials               $     40,154        $     189,062
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                815,775           1,725,910
Finished goods (bottled wines
and related products)        2,926,317           2,256,055
                             _________           _________
                           $ 3,782,246         $ 4,171,02



3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                          September 30,        December 31,
                                   1998                1997

Land and improvements      $  1,039,742        $  1,031,115
Winery building and hospitality
  center                      4,523,355           4,506,344
Equipment                     3,534,137           3,263,633
                               ________            ________
                              9,097,234           8,801,092
Less accumulated
  depreciation               (2,344,360)
(1,941,257)
                             __________           _________
                              6,752,874           6,859,835


Management's Discussion and Analysis of

Financial Condition and Results of Operation


RESULTS OF OPERATIONS

Management is continuing to see positive results from the course correction taken when Founder and CEO Jim Bernau returned to operate the Company full-time mid-September of last year.

Sales - For the nine months ending September 30, 1998, retail revenues have increased 7%, in-state self-distribution revenues increased 15% and out-of-state distributor sales increased 45% over the same nine months of 1997. Out-of-state sales were effected by a buy-in of wine in September 1998 before the price increases.
Management is expecting a slow down in sales revenue growth due to the price increases, which become fully effective
October 1, 1998.

Management is focused on increasing the number of high quality restaurant and retail placements to offset the anticipated reduction in single store sales.

Expenses - Inventories were reduced by $388,781 since the beginning of the year. This reduction has brought inventories back into balance, reducing related interest costs and permitting the Company to focus on increasing gross margins through price increases. SG&A expenses have been reduced from 51% of revenue for the first nine months of 1997 to 42% for the first nine months of 1998. These savings have resulted from tight spending controls, expense/profit analysis by proposed activity and labor expense reductions. For the first nine months of 1998, retail sales increased 7%; expenses were reduced 9%, resulting in a 42% increase in revenues after deducting cost of goods and direct retail operating expenses.

Management will focus in the next six months on reducing out-of-state sales expenses relative to revenues.

Margins - For the nine months ending September 30, 1998, gross margins, excluding the sale of bulk wine, declined from 55% to 54% from the same period in 1997 due to increases in depletion allowances used to reduce inventories and increases in wine production expenses.
Wine prices were raised to Oregon wholesale customers by an average of 8% and in the Company's tasting room by 10% in July. Price increases of 18% on average went into effect for out-of-state sales on September 1st. All prices, by varieties, were raised uniformly and because of the product mix, the out-of-state increase in the average price is higher than in-state. New Willamette Valley Vineyards products with higher margins are scheduled to be introduced next year. The "Tualatin Estate" brand is being introduced in the Fourth Quarter at higher margins and the Southern Oregon "Griffin Creek" brand is being launched in November as a high margin portfolio of Bordeaux and Rhone style wines. Harvey Steiman, Editor at Large of the Wine Spectator, called Tualatin Estate's first release, Semi-Sparkling Muscat, "A darn good one...It might be good enough to start a trend". The Wine Enthusiast Magazine Senior Editor, Michael Schachner, gave the Griffin Creek Merlot a "90", proclaiming, "The wine is simultaneously power-packed and supple...I recommend that you keep an eye on Griffin Creek".

Management will focus on presenting and placing these higher margin products into distribution as well as seeking positive reviews from wine publications. The Company is expected to experience higher per case production costs as higher quality grapes, French oak barrels and new winemaking techniques are utilized, as well as additional marketing expenses introducing these new brands and products. Management believes that the sale of these higher quality, higher priced wines however, will more than compensate for the increased expenses associated with producing these wines thusly improving margins and net profits.

Operating Results - Net operating income increased 146%
from $149,187 for the first nine months of 1997 to $366,627 for the first nine months of 1998. For the nine months ended September 30, 1998, the net income increased to $11,892, an increase of $125,415, as compared to the same period in 1997. Net income for the nine-month period ended
September 30, 1998, was adversely impacted by depreciation and interest of approximately $71,086 related to the Tualatin winery facility. To reduce costs and increase productivity, the Company moved all winery operations to its Turner site. Management is seeking to lease this facility. Management expects to achieve a net benefit when the additional grapes grown under its supervision are eventually sold as wine and additional plantings produce a commercial crop beginning in 2001.

Revenue

Winery Operations

The Company's revenues from winery operations are summarized as follows:


                    Three Months ended    Nine Months ended
                       September 30,         September 30,
                    1998          1997   1998          1997

Tasting Room Sales and Rental
  Income       $  274,378  $  244,277 $  652,706  $596,179
On-site and off-site
  festivals       131,616     144,992    357,117   323,005
In-state sales    530,555     552,273  1,532,746  1,331,495
Out-of-state sales810,650     400,126  1,747,488  1,208,427
Bulk wine sales         -      18,792    323,645     56,516
Total Revenue $ 1,747,199 $ 1,360,460 $4,613,702 $3,515,662

Less Excise Taxes  68,650      50,824    165,493    128,685

Net Revenue   $ 1,678,549 $ 1,309,636 $4,448,209 $3,386,937

Tasting Room sales and rental income for the three months ended September 30, 1998 increased 12% over the same period in 1997. For the first nine months of 1998, sales in this category increased 9% over the same period in 1997. To promote continual growth in revenue in the hospitality and rental program, the Company has contracted its hospitality and catering service to an outside company. This move allows the Company to offer the customer a more complete set of services while saving the department the annual salary of one employee. In the third quarter of 1998, the Company took steps to increase sales by phone. The Company hired several persons to make sales solicitations by phone.
Sales from phone solicitation increased by $42,000 in the third quarter of 1998 as compared to the same period in the prior year.

On-site and off-site festival sales for the three months ended September 30, 1998 decreased 9% over the third quarter of 1997. For the first nine months of 1998, sales in this category increased 11% over the same period in 1997. During the third quarter of 1998, the Company eliminated one of its major on-site programs. In the past several years, revenues have declined from the on-site festivals and expenses to produce them have increased.
Revenue from the Company's Bluegrass Festival decreased from $30,000 in 1995 to a low of $13,000 in 1997.
Decisions regarding festivals are now based solely on the expected profit the event will produce for the Company.

Sales in the state of Oregon, through the Company's independent sales force, decreased 4% in the three months ending September 30, 1998 compared to the same period in 1997. For the first nine months of 1998, in-state sales increased 15% over the same period in 1997. Beginning July
1, 1998, the Company increased the price of its wine by an average of 8% in state. In July and August of 1998, sales decreased 7% and 8% respectively over 1997. In September
1998, sales increased slightly by 3% over the previous year. It appears that in this quarter, the price increase did not significantly effect in-state sales revenue in the third quarter of 1998. Although, higher prices increased the average revenue per case the number of cases sold in the third quarter of 1998 declined by more than 12% compared to the third quarter of 1997. The increase in revenue for the nine months ended September 30, 1998 as compared to the same period in 1997 was due to two reasons.
First, sales of White Riesling in a special two-bottle package, which in the first and second quarters of 1998 led to increases in revenue of nearly $98,000 over the same periods in 1997. Second, the Company's focus on the sale of higher margin products achieved significant increases in sales of Pinot Gris and Pinot Noir in the first nine months of 1998 as compared to sales in the same period for 1997.

The May 15, 1998 issue of the Wine Spectator Magazine rated the 1996 Willamette Valley Vineyards Chardonnay as a leading "top pick\best buy" in the world class category.
The article also quoted Harvey Steiman, editor at large, "Willamette Valley Vineyards, Oregon's second largest winery, is on its way to becoming that state's most reliable producer of widely available wine...The best is yet to come." With that great endorsement, the Company spent a considerable amount of funds in advertising to project the Company's Chardonnay image as a best value in its class and as a leading Oregon brand. In the months of May through September, the Company sold 5,722 cases of Vintage Chardonnay as compared to 1,516 cases in the prior year.

Out-of-state sales in the three months ending September 30, 1998 increased 102% over the same period in 1997. For the first nine months of 1998, out-of-state sales increased 45% over the same period in 1997. The Company sold Stanford
University alumni 1,600 cases of Vintage Chardonnay in September 1998. This represents one of the largest single sales in the Company's history. This also made up a significant part of the increase in the sales of Chardonnay mentioned in the paragraph above. Effective September 1st, the Company raised prices to all out-of-state distributors, which caused the distributors to make large purchases in August prior to the price increase. The out-of-state revenue in August 1998 exceeded August 1997 by $262,000.
After deducting the Stanford order in September, the revenue increased slightly over September last year. The
Company now sells wine in 39 states as compared to 33 states in 1997. The Company experienced growth in the first nine months of 1998 in both Pinot Noir and Pinot Gris. The programmed price reduction of Pinot Gris in effect during the first six months of 1998 increased the number of cases sold in the first nine months of 1998 as compared to the same period in 1997.

Bulk wine sales were made in the first half of 1998 to further reduce excess inventories from the large harvest of 1997.

Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first nine months of 1998 was $165,493. For the same period in 1997, the excise taxes collected were $128,685.

Gross Margin

As a percentage of revenue, gross margin decreased to 51% for the quarter ending September 30, 1998 from 56% in the third quarter of 1997. For the first nine months of 1998, the gross margin decreased to 50% as compared to 55% for the first nine months of 1997. After adjusting for the lower margin bulk wine sales, the gross margin would have been 54% for the first nine months of 1998 as compared to 55% for the same period in 1997. In the third quarter of 1998, the Company incurred additional expenses related to its closed Tualatin production facility. Also in the third quarter, the margin was nearly 5% lower in the out-of-state category than the same period in 1997. This was due to the large sale of Chardonnay to the Stanford University Alumni at a quantity discount. This margin erosion was due to higher production costs in 1998 over 1997 with no price increase to the customer. For the nine months ended
September 30, 1998, the gross margin was reduced by the effect of depletion allowances designed to stimulate sales and reduce excess inventory which were in place in the first six months of 1998. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes it purchases from other vineyards. In order to keep margins at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines, which have a greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 3% to $654,270 in the third quarter of 1998 from $636,134 in the third quarter of 1997. For the first nine months of 1998, selling, general and administrative expenses increased 8% to $1,861,344 from $1,723,170 in the first half of 1997. The increase was principally attributed to higher costs due to operating at a higher sales level. The
Company pays its in-state sales representatives and out-of-state agents by commission and this is included as a selling expense. Thus, as sales increase, the dollar expenditure for commissions increases at the same rate.
Since commissions are based on a fixed percentage, there is no adverse effect to margin. The total commission expense for the first nine months of 1998 was $86,000 more than the same period in 1997. Effective July 1st, the Company reduced the percentages paid to in-state sales representatives, which lowered the total commissions, paid in the third quarter of 1998 by $26,000 compared to the third quarter of 1997.

As a percentage of revenue, selling, general and administrative expenses decreased to 39% in the third quarter of 1998 from 49% in the third quarter of 1997. For the first nine months of 1998, as a percentage of revenue, selling, general and administrative expenses decreased to 42% from 51% for the same period last year. The effect of reduction in personnel in the latter part of 1997 is partially reflected in a lower percentage of expenses as compared to revenue. In addition, the reorganization of delivery routes in the remote areas of Oregon resulted in the elimination of two vans and accompanying costs. Also, as a part of its 1998 budget process, the Company highlighted certain expenses on a "target list" due to excess spending in 1997 in these accounts. The most significant cost reduction in the nine months ended
September 30, 1998, was $17,000 in legal fees over the same period in 1997. Other targeted areas for reduced spending include telephones, office supplies, dues and publications, and printing and postage. The Company closely monitors all expenses in the selling, general, and administration and measures all departments strictly against their own budgets.

Interest Income, Other Income and Expense

Interest income/other income decreased to $5,549 for the third quarter of 1998 from $8,071 for the third quarter of 1997, as the Company no longer receives interest income from invested funds set aside for the completion of the storage facility. For the first nine months of 1998, interest income/other income decreased to $25,865 from $35,929 for the first nine months of 1997.

Interest expense increased to $123,555 in the third quarter of 1998 from $114,328 for the same period in 1997. For the first nine months of 1998, interest expense increased to $373,311 from $298,639 for the first nine months of 1997.
Interest costs in the first nine months rose as the Company borrowed more funds to process and bottle wine from its 1996 and 1997 crushes; to finance the construction of a 20,000 square foot warehouse; and to purchase Tualatin
Vineyards Inc. Additional cash needs have resulted from the Company becoming a larger grower of grapes, which means the company needs more cash prior to the actual harvest of grapes for labor and chemical costs not needed previously.
It should be pointed out that the Company has capitalized
$16,000 of interest for 1998 for vineyard development costs for the 60 newly planted acres at its Tualatin site.

Income Taxes

The Company has operated with a small net profit for the first nine months in 1998. The Company expects to be profitable by the end of 1998 so it booked $7,289 for income tax expanse.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had a working capital balance of $2.9 million and a current ratio of 2.2:1. At
December 31, 1997, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1.

The Company has a cash balance of $394,682 at September 30, 1998. Of the total cash available, the Company has $170,000 held in reserve to complete the development of the newly planted 60 acres at Tualatin Vineyards. The remaining cash will be used as working capital.

The Company obtained a line of credit of $2,000,000 from Farm Credit Services in May 1997 and renewed the line of credit in May 1998 for a one-year term. At September 30, 1998, the line of credit balance was $1,697,667 compared to $1,517,297 at December 31, 1997.

The Company has a total long-term debt balance of $4,309,602 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase capacity, complete the storage facility, and purchase Tualatin Vineyards. The long term debt increased in the first nine months of 1998 as Farm
Credit disbursed the remaining funds to plant additional vineyards at Tualatin. Since May of 1998, the Company is in compliance on its loan covenants with Farm Credit
Services.

At September 30, 1998, the Company has paid all grape contracts for the 1997 fall production crop and has contracted approximately $900,000 for the 1998 harvest due and payable by April 1999.









PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

(a) Status of Computer Software for the year 2000.

The Company has reviewed its computer systems in order to determine if the systems are "Year 2000 Compliant". To be "Year 2000 Compliant" means that computer hardware and software used by the Company will not be materially and adversely affected by processing dates on or after January
1, 2000.  This is known as the "Year 2000 Problem".  The
Company believes the only computer system that could be possibly affected by the Year 2000 Problem is the computer system that the Company uses to maintain its financial records and to produce financial reports. The Company uses
Platinum SQL software for all of its financial reporting.
The software's seller has represented to the Company in writing that the software is Year 2000 Compliant. Based on that representation, the Company believes its computer systems will not be adversely affected by the Year 2000
Problem.

The Company will complete its assessment of the other applications in use by the Company and current hardware in November 1998. Complete plan and cost estimates will be made available to management in December 1998. At this time, its expects that expenditures for upgrades of current hardware and software will be in the range of $30-40,000.
The Company expects to fund these changes through operating cash flow and will spread the expenses throughout 1999.


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