Form 10KSB
period 1998-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1999-04-01
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

            _______________________________________

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

                                          As of December 31, 1998

Issuer's revenues for its most recent fiscal year:     $6,132,355

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                               $8,200,819

Number of shares of Common Stock outstanding:           4,232,681

Transitional Small Business Disclosure Format:     YES [ ] No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE





ITEM 1.     DESCRIPTION OF BUSINESS

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $3 to $7, $7 to $14 and over $14 per bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company's wines are made from grapes grown at its vineyard (the "Vineyard") and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. The Company's Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.

In 1996, the Company owned 50 acres of planted vineyards--39 acres producing and 11 acres in development. In April 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards, Inc. (TVI), adding 83 acres of producing vineyard, 60 more plantable acres and an additional 20,000 cases of wine making capacity. The purchase price paid by the Company to the Tualatin Valley shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards' current assets minus their current and long term liabilities as reflected in their balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601 paid to the Tualatin Vineyard, Inc. shareholders.

The Company also leased O'Connor Vineyards on a ten-year contract adding an additional 48 producing acres. All of these highly regarded vineyards are within the Willamette Valley Appellation.


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:
Pinot Noir, the Company's flagship and its largest selling varietal in 1998; Chardonnay, Pinot Gris, Riesling, Dry Riesling, Gewurztraminer and Oregon Blossom (blush blend). As a convenience to our restaurant customers the Company produces some of its products in larger sized packages.

The Company currently produces and sells small quantities of Oregon's Nog -- a seasonal holiday product.

In November 1998, the Company released a new label under the Griffin Creek brand name. This represents a joint effort between the Company and Quail Run Vineyards to develop a new brand of wines from the Southern Oregon growing region. Currently, the Company has four varieties under this label; Merlot, Syrah, Pinot Gris and Pinot Noir. The Company expects to add some additional varieties.


Market Overview

Wine Consumption Trends. Wine consumption in the United States declined from 1987 to 1994 due to increased consumer health concerns and a growing awareness of alcohol abuse. That decline was led by sharp reductions in the low-cost non-varietal ("jug") wine and wine cooler segments of the market which, prior to 1987, were two of the fastest growing market segments. Beginning in 1994, per capita wine consumption once again began to rise. The Company estimates that premium, super premium and ultra premium wine consumption will experience a moderate increase over the next few years. Consumers have restricted their drinking of alcoholic beverages and view premium, super premium and ultra premium wines as a beverage of moderation. The Company believes this change in consumer preference from low quality, inexpensive wines to premium, super premium and ultra premium wines reflects, in part, a growing emphasis on health and nutrition as a principal element of the contemporary lifestyle as well as an increased awareness of the risks associated with alcohol abuse.

The Oregon Wine Industry. Oregon is a relatively new wine producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 1998, there were 130 commercial wineries licensed in Oregon and over 9,000 acres of wine grape vineyards, 7,100 acres of which are currently producing. Total production of Oregon wines in 1998 is estimated by the Company to be approximately 753,000 cases. Oregon's entire 1998 production would have an estimated retail value of approximately $75 million, assuming a retail price of $100 per case, and a FOB value of approximately one-half of the retail value, or $37.5 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon's Pinot Noir and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon wine producers enjoy certain cost advantages over their California and French competitors due to lower costs for grapes, vineyard land and winery sites. For example, the average cost of unplanted vineyard land in Napa County, California is approximately $40,000 per acre as compared to approximately $4,300 per acre in Oregon. In the Burgundy region of France, virtually no new vineyard land is available for planting.

Oregon does have certain disadvantages, however. As a new wine producing region, Oregon's wines are relatively little-known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages. Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains were to occur just prior to the autumn grape harvest, the quality of harvested grapes could materially diminish thereby affecting that year's wine quality. Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in at least 14 commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 1998, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant root stock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the Third Quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant root stock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the O'Connor Vineyard for which the Company has a 10 year lease. Any care and training of new plants at the O'Connor will be at the expense of the Company but at this time the Company has chosen not to approve any additional plantings at O'Connor vineyard.

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

In 1994, the largest development in the Oregon wine industry is King Estate Winery was completed. The facility which is located 22 miles southwest of Eugene, is approximately 100,000 square feet in size surrounded by a 180 acre vineyard. The Company estimated King Estate's wine production in 1996 to be 250,000 gallons. King Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls. The Benziger family created the huge Glen Ellen wine brand in California, before selling it off to Brown-Forman. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased international recognition to the quality of Oregon wines.

As a result of these factors, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next 20 years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company's.


Company Strategy

The Company, as one of the largest wineries in Oregon, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra premium wine; and
(3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally. The Company's goal is to continue as one of Oregon's largest wineries, and establish a reputation for producing some of Oregon's finest, most sought after wines.

Based upon several highly regarded surveys of the US wine industry, the Company believes that successful wineries exhibit the following four key attributes: (I) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition by emphasizing restaurant sales; and (iv) development of the strong marketing advantages (such as a highly visible winery location and successful self-distribution).

The Company has designed its strategy to address each of these attributes.

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals, and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the crushing, pressing and fermentation of wine grapes.

The Company's marketing and sells strategy is to sell its premium, super premium and ultra premium cork finished wine through a combination of (i) direct sales at the Winery,
(ii) self-distribution to local and regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible. Most of the Company's wines are sold under its Willamette Valley Vineyards label.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 39 acres producing which includes 17 acres of Pinot Noir and 8 acres of Riesling grape vines planted in 1985. The Company planted 8 acres of Pinot Gris vines in May 1992 and 6 acres of Chardonnay (Espiguette clone) vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot Gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

In April of 1997, the Company purchased Tualatin Vineyards, Inc. which added 83 acres of additional producing vineyards and some 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir which is the Company's flagship varietal. All of the new planting will be available to harvest in the next three to five years.

Also in 1997, the Company entered into a 10 year lease with O'Connor Vineyards (48 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards. In 1998 the Company received a portion of the grapes produced at O'Connor due to the phase out of certain preexisting grape sales contracts.

The Company now controls 241 acres (including 41 acres planted in 1998) of vineyard land. At full production, these vineyards should enable the Company to grow approximately 30% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

Grape Supply. In 1998, the Company's 39 acres of producing estate vineyard yielded approximately 86 tons of grapes for the Winery's tenth crush. Tualatin Vineyards produced 174 tons of grapes in 1998. O'Connor Vineyards produced 99 tons of which about 40% were sold to other wineries because of previous commitments. In 1998, the Company purchased an additional 849 tons of grapes from other growers. However, the Company sold about 87 tons of the grapes and juice harvested from its vineyards or purchased from contracted vineyards in 1998 in an effort to optimize inventory levels and improve wine quality by processing fewer tons than the Company originally projected it would need for the year. The Company expects to produce 171,256 gallons in 1999 (72,032 cases) from its 1998 crush. The Winery's 1998 total wine production was 183,220 gallons (77,064 cases) from its 1997 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors of the Company. See "CERTAIN TRANSACTIONS."

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

Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris. The Company believes that the Vineyard's growing conditions including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in some of the famous viticultural regions of France. Western Oregon's latitude
(42 -46 North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except the great wine grape regions of Northern Europe. The Company's property is located at the same latitude as the famous Haut Brion vineyards in Bordeaux, France.

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



Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 1998, the Winery produced 183,220 gallons (77,064 cases) of wine from its 1997 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility has now been converted to barrel storage in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of waste water from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

In 1997, the Company constructed a 20,000 square foot storage building to store all of its bottled product at an approximate cost of $750,000. In the past, the Company rented a storage facility with an annual rental cost to the Company of $96,000.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it will add 20,000 cases of wine production capacity to the Company which the Company felt at the time of purchase was needed. However due to lower sales forecasts of higher priced wines, the facility is not needed at this time. The Company decided to move current production to its Turner site to meet short term production requirements. The capacity at Tualatin is still available to the Company to meet any future production expansion needs. The book value of the assets at Tualatin facility is less than the original appraised value at the time of the purchase of Tualatin Vineyards.

Construction of Hospitality Facility. In May 1995, the Company completed construction of a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center will enable visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center is joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 3,000 barrels of wine for aging.

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

Mortgages on Properties. The Company's winery facilities are subject to two mortgages. The facility at Turner had a principal balance of $2,937,479 on December 31, 1998. In 1997, the Company entered into a second separate mortgage to fund the Tualatin acquisition and development of its vineyards. This separate mortgage, secured by Tualatin assets, had a principal balance of $1,299,908 on December 31, 1998. The Company's total mortgages had a balance of $4,237,387 on December 31, 1998, as compared to
the principal balance of $4,044,943 December 31, 1997   These
mortgages are payable in annual aggregate installments including interest of approximately $510,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be $144,000 until the year 2014.

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

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

            Tons of
            Grapes     Production                           Case
Crush Year  Crushed    Year        Gallons Produced  Equivalents

1989          203
1990          206      1990           31,383              13,200
1991          340      1991           31,900              13,400
1992          565      1992           52,600              22,100
1993          633      1993           90,908              38,237
1994          590      1994           97,822              41,145
1995          885      1995           96,077              40,411
1996         1290      1996          127,655              53,693
1997         1426      1997          199,353              83,850
1998         1109      1998          169,652              71,357


The quantity of grapes crushed in 1997 does not include 228 tons of grapes that were purchased and resold on the open market because the Company had contracted for more grapes than were needed. The Company was unable to sell 270 tons of grapes before crush, this tonnage converts to 44,000 gallons of bulk wine which the Company sold in 1998.


Sales and Distribution

Marketing Strategy. The Company markets and sells its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon, directly through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of Oregon. As the Company has increased production volumes and achieved greater brand recognition, sales to other domestic markets have increased both in terms of absolute dollars and as a percentage of total Company sales.

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 1998, direct sales make up approximately 24% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located primarily in Oregon. The self-distribution program is currently carried out by 17 sales representatives who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 1998. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 1998, approximately 37% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated a knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.

Shareholders. As a consumer-owned company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3500 shareholders of record which represents approximately 5,000 wine consumers since many shares are held jointly by family members. The Company believes its shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

The Company encourages its shareholders to enjoy the Winery's products and promote them to their friends and business associates. The Company's shareholders have been very active throughout the Winery's operations, providing valuable assistance at little or no cost. Throughout the year, shareholders have helped with cellaring duties. Over 300 shareholders have qualified with the Oregon Liquor Control Commission as licensed wine servers and have poured wine at various Winery events. The Winery's tasting facilities are often staffed with volunteer shareholders. With their own personalized Company business cards, shareholders have made numerous contacts with restaurants and retail outlets interested in selling the Company's wines. The Company views its shareholders as an army of volunteer marketers promoting the Company's products to their friends and acquaintances in both social and business settings. On an ongoing basis, shareholders provide valuable leads and feedback to the Company's management and staff.

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

The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park which, in 1985, was Oregon's eleventh most visited tourist attraction (fifth among those charging admission). The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 200,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park which contains approximately 110 overnight recreational vehicle sites. The Company believes that some of the visitors to the Enchanted Forest and RV Park do visit the Winery. More importantly, the Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received good reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Large production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.


Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines will be sold impose varying excise taxes on the sale of alcoholic beverages.
As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of waste water, it is regulated by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business.

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state. Recently, there have been national efforts to reduce the legal blood alcohol level to .08 to combat driving under the influence. The Company believes that if such legislation is passed, it may discourage wine consumption in restaurants. Although the .08 rule is in effect in Oregon, the Company's principal sales territory, it has not yet affected local restaurant sales although it is possible that it will on a national level.


Employees

As of December 31, 1998 the Company had 41 full-time employees and 9 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The
Company believes its relations with its employees are good.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 1998.


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the NASDAQ Small Cap
Market under the symbol "WVVI." As of December 31, 1998, there were 3,503 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ
Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

                             Quarter Ended

            3/31/98       6/30/98       9/30/98         12/31/98
High        $1.94          $3.63         $2.88           $2.25
Low         $1.38          $1.56         $1.75           $1.50

                             Quarter Ended

            3/31/97       6/30/97       9/30/97         12/31/97
High        $3.63          $3.50         $3.25           $2.25
Low         $2.25          $2.00         $1.75           $1.19

The Company has not paid any dividends on the Common Stock, and it is not anticipated that any dividends will be paid by the Company in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statement

This Management's discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, for example, statements regarding general market trends, predictions regarding growth and other future trends in the Oregon wine industry, expected availability of adequate grape supplies, expected positive impact of the Company's recently constructed Hospitality Center on direct sales effort, expected positive impacts of recent management changes are related to restructuring efforts on future operating results, expected increases in future sales, expected improvements in gross margin. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyard Inc.'s business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10K and from time to time in the Company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.


OVERVIEW

Beginning the third quarter of 1997, the Company fundamentally changed its direction and returned to its historically conservative approach to growth and focus on producing the highest quality varietal wines. In late 1996, the Company had embarked on an aggressive growth plan aimed at addressing several major issues. First, sales demand exceeded supply of certain varietals, requiring allocation of certain products and decreasing the time for bottle aging to speed release into the market. Second, sales and production growth made the Company highly dependent upon outside sources of grapes which were at higher market prices and becoming more difficult to secure. Third, growers were forcing the Company to purchase lower demanded grapes not needed by the Company in order to purchase the high demand grapes like Pinot Noir. Fourth, the previous management's internal sales projections indicated the Company needed more winemaking capacity than was available at its Turner site and significantly more wine storage.

As a result of positive reviews by national wine writers and critics the Company has experienced over the last several years high demand for some of its products. For example, Wine Enthusiast Magazine named Willamette Valley Vineyards as "One of America's Great Pinot Noir Producers", noted wine critic Robert Parker stated, "Willamette Valley Vineyards Whole Berry Fermented Pinot Noir may be the world's most delicious and accessible Pinot. It has been a knockout in some vintages." With the Company's 1996 Pinot Gris, noted Wine Spectator writer Matt Kramer stated, "In short, it's a winner."

The May 15,1998 issue of the Wine Spectator rated the Company's `96 Chardonnay as the leading "World Chardonnay Value" and featured the `96 Pinot Gris as the best match with poached salmon in a full page color layout. On a number of occasions, the Wine Spectator rated the Company's wines as "Best Buys". As a result of this coverage and the attractive prices of the Company's wines, the Company experienced shortages in the marketplace, requiring allocation of available supply to distributors.

In 1996 and early 1997, the Company planted the remaining 11 acres of available land and added 29,000 cases of winemaking capacity at its Turner site, purchased Tualatin Vineyards to add additional vineyard (83 acres in production and 60 available for planting) and winemaking capacity (20,000 cases), leased O'Connor Vineyards (48 producing acres) and constructed a 20,000 sq. ft. warehouse on its Turner property (capable of storing 180,000 cases). In a very short time period, the Company increased its vineyard from 40 to 241 acres, its winemaking capacity from 75,000 cases to 124,000 cases, its barrel aging capacity from 25,000 cases to 50,000 cases and its finished case storage capacity from 30,000 cases to 200,000 cases. This growth was financed by debt rising from $2.24 million at the beginning of 1996 to $5.95 million by the end of 1998, an increase of 166% and the issuance of the Company's Common Stock of over 440,00 shares (part of Tualatin purchase) increasing the shares outstanding by 12%.

Problems resulting from this aggressive expansion showed up quickly. The Company's actual sales in the period after the Tualatin acquisition did not meet the previous management's internal sales projections upon which its expansion activities were premised. Operating expenses were exceeding budget. The prices of the Company's products had not kept pace with rising costs. Low priced, fast moving products (Lot 27 & 28) were being introduced that were inconsistent with the Willamette Valley Vineyards brand positioning and were being sold at a loss. The Board of Directors moved quickly in April 1997 by appointing an Executive Committee to work with the General Manager on operational issues. The Executive Committee later worked with the co-founder and Vice President in operating the Company after the General Manager resigned at the end of July 1997. In connection with the Company's restructuring efforts, co-founder and current CEO, Jim Bernau returned to operate the Company beginning mid September of 1997. Activity at its Tualatin winery facility was limited, the Tualatin Estate Tasting Room was re-opened, a number of mid-level manager positions eliminated and budget discipline was reinstated. The Company experienced a dramatic turn-around in the Fourth Quarter of 1997, generating $316,314 in operating income, enough to erase the record losses experienced in the first three quarters of 1997.

However, the Company continued to be confronted by the costs of the expansion. In 1997, the Company borrowed an additional $1.3 million to support the Tualatin acquisition and provide cash required to pay the front end lease payment of the O'Connor Vineyard and cover vineyard operating expenses for both new properties. These new borrowings significantly increased the reliance on the Company's line of credit which in turn increased interest payments, as did the completion of the $750,000 warehouse at the Turner site.

The Company believes its overall debt load is comparable with wineries its size, and therefore that its debt service obligations were not the ultimate cause of the Company's lack of profitability during this period. Rather, the Company believes that its unprofitability was primarily the result of underpricing its products.

While costs to purchase grapes have climbed dramatically, especially for Pinot Noir (increasing by 15% per year), the Company hadn't raised most of its wine prices since 1995. The Company implemented price increases combined with sales commission reductions for Oregon sales in July 1998. The goal of this change is to generate a 10% after-tax return from wholesale sales in Oregon. Price increases for out-of-state sales with the same net return goal went into effect September 1, 1998, due to the lead time needed by the Company's out-of-state distributors. Retail prices for all products and hospitality services, which accounted for 22% of the Company's net revenues in 1998, were increased by like amounts in July 1998. These price increases were instituted after the excessive inventories built in 1996 and early 1997 were significantly reduced.

The fundamental issues affecting the Company's profitability are product mix and the positioning of those products in the marketplace. Although the Company's cost of making and selling wine by the case is nearly the same as its profitable competitors, the average collected revenue per case is considerably less. The Company has determined to make more high margin varietals, especially Pinot Noir, and less low margin white, blush and off-dry wines. The Company discontinued making and selling a low margin "Lot 27 and 28" Pinot Noir and Chardonnay (retailing for $7-$8 per bottle) and successfully converted Oregon grocery store shelf placements to higher quality, higher margin "Vintage Selection" Pinot Noir and Chardonnay (retailing for $12-$15 per bottle).

The Company has prepared a detailed five year plan by brand, variety, and package size. The Company's goal is to significantly increase average gross margins, by re-positioning Willamette Valley Vineyards branded products, eliminating lower margin products that are inconsistent with its brand strategy and take up valuable production capacity. The Company also plans to revitalize its Tualatin brand with a re-positioning of the new Tualatin Estate products made in limited quantities and sold at higher price points. The Company expects the introduction of a high margin Southern Oregon brand of warm climate varieties such as of Merlot and Syrah, etc., under the brand of Griffin Creek will help to increase gross margins.

For example, Willamette Valley Vineyards now offers a Vintage Selection Pinot Noir and Whole Cluster Fermented Pinot Noir for $15 per bottle retail (up from $10), a Founders' Reserve for $28 per bottle (up from $18), a Single Vineyard Designate for $35 per bottle and a Signature Cuvee for $48 per bottle. The two top end offerings will be released in 1999 and replace the "OVB" label designation which retailed for $35 per bottle. The Signature Cuvee has already been named by Clive Coats, Master of Wine in The Vine as the leading Oregon Pinot Noir of the 1996 Vintage. Management retained Oregon's top wine label design firm, Anstey Healy, who upgraded the Willamette Valley Vineyards label beginning with the release of the `97 Vintage. The main purpose of the redesign was to support the repositioning effort.

The Tualatin brand has been revitalized with better wines and a new label, Tualatin Estate, prepared by the design firm Anstey Healy. Its flagship Pinot Noir will be launched as the `97 Vintage in the fall of 1999 and will retail for $21.50 per bottle, up from $12.50. The Tualatin Riesling, previously selling for $5 per bottle, has been replaced by a dry Tualatin Estate Riesling retailing for $8 per bottle. A new variety, Pinot Blanc has been released with a retail price of $15 per bottle and has already earned four stars and a plus from the Restaurant Wine Magazine. A Semi-Sparkling Muscat has been released for $14 per bottle. Since the Pinot Noir and Chardonnay were not ready to release in 1998, management conducted a limited brand roll-out with the Semi-Sparkling Muscat and Riesling resulting in marketing expenses of approximately $4,900 in the Fourth Quarter. Distribution is currently being established for this brand. The Company did not meet its budgeted depletion rates for Tualatin Estate inventories in 1998 due to delays in the projected release dates for the Tualatin Estate wines and the generally poor condition of the Tualatin distribution network. Both the Willamette Valley Vineyards and Griffin Creek brands exceeded goal.

The Griffin Creek Merlot, retailing for $35 per bottle, and Pinot Gris, retailing for $17 per bottle, were released in the Fourth Quarter of 1998. The brand roll-out for Griffin Creek resulted in a one-time marketing expense of approximately $25,000 in the Fourth Quarter. The Syrah and Pinot Noir, both of which will retail for $35 per bottle are expected to be released in mid year 1999. The Merlot has garnered a score of "90" from Wine Enthusiast and the Pinot Noir earned a Gold Metal at the prominent Dallas Morning News judging in Texas.

The Gross Profit Margin improved from 44% in the Fourth Quarter of 1997 to 49% in the Fourth Quarter of 1998. Profits from retail operations improved 24% and Wholesale/FOB operations improved 6% for the year. The Company regards this as good progress given the large amount of inventory which had been built up in 1996 and 1997 and needed to be sold at less than target prices to bring inventory levels back in line with orderly distributor depletion rates. In 1998, the Company saved $42,917 in production labor over 1997 or a reduction of 12% over the previous period. Although selling, general and administration costs increased in 1998 over 1997, targeted selling, general, and administration costs were reduced from the previous year. For example in 1998, dues and publications were reduced by $11,764, a 37% reduction, office supplies by $36,587, a 61% reduction, legal fees by $2,508, a 6% reduction and in-state sales commissions by $46,178, a 9% reduction.

The loss the Company has experienced in 1998 is due to one-time occurrences. Resulting from the price paid for the Tualatin wine inventory relative to its sale price, the Company experienced an 83% cost of goods on the Tualatin wine sold in 1998 because of sales of lower margin product. The Tualatin operation contributed a loss of $87,352 to the Company. A reserve for the doubtful collection of a $81,000 sale made to the Company's United Kingdom agent in 1997 was established for the year end 1998 financial statements. The agent was involuntarily placed in "administration" in September 1998, a British form of bankruptcy, and has been permitted to emerge from "administration" and continue in business by a vote of the creditors including the Company. The Company continues to make a concerted effort to collect these funds. After deducting the year end reserve adjustments (reserve for impaired inventory and doubtful collection of the receivable from the United Kingdom) and the loss from Tualatin, the income from operations would have been $543,009 or a 17% increase over the $465,501 operating income in 1997.

The profitability of the Company is dependent principally upon the level of success it achieves in attaining market acceptance of its higher prices and the level of distribution it achieves for its higher margin brands and products. The Company has professionalized its Central and East Coast representation by accepting the retirement of its agents, winery stockholders who grew into the agent positions. A Sales Manager for that territory, recruited from one of the winery's top distributors, Winebow of New Jersey and New York began in January of 1999. A West Coast Sales Manager was recruited from Oregon's largest wine distributor, Columbia Distributing and began in February of 1999. Two top winery employees were recently reassigned to direct sales positions in key Oregon markets to call upon target prospects for the purpose of increasing the placement of the Company's high end wines.

Other issues that are affecting profits are the production facilities at Tualatin and the sizable investment in facilities at Willamette Valley Vineyards. The Company is pursuing ways to lease the wine production facilities at Tualatin Estate and increase paid usage of the facilities at its Turner site.

The Company's ability to make more and better Pinot Noir is constrained by fruit supply. The Company has completed planting all remaining acreage at Tualatin Estate (41 acres) in Pinot Noir, which will provide 150 more tons at full production (9,750 additional cases) which will be in full production in the next three to five years. Tualatin is the only vineyard in Oregon to have won the Governor's Trophy, the state's most prestigious wine award, two years consecutively in 1995 and 1996 for its 1993 and 1994 Reserve Pinot Noir, respectively. Tualatin is the only vineyard in the world to have captured the Best of Show in the red and white categories at the 1984 London International Wine Judging in the same year. The Company believes Tualatin Estate's soil and climate produces among the highest quality Pinot Noir in Oregon.

The Company is also developing alternative approaches to increasing Pinot Noir grapes supply without incurring capital expenses, like working with winegrowers on increasing planting, grafting over current low demand varieties and assisting owners of desirable vineyard sites to develop their property. The Griffin Creek brand grape supply comes from a winegrowing family in the Rogue Valley, who are paid a small portion of the fruit costs after harvest and the remainder when the wine is sold. This "grower financing" approach provides the winery with a long term supply for the brand and the winegrower with a long term market for the grapes and the potential to earn a higher than market price for their grapes depending upon the average price the wine receives.


Results of Operations

Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss or modest net income during its First Quarter and expects this trend to continue in future First Quarters, including the First Quarter of 1999. Sales volumes increase progressively beginning in the Second Quarter through the Fourth Quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues from Winery operations for each of the last eight fiscal quarters:

          Fiscal 1998 Quarter Ended    Fiscal 1997 Quarter Ended
               (in thousands)               (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $155  $224  $274   $284  $140  $212  $244   $272
On-site and off-site
festivals        118   108   132    207    86    92   145    177
In-state sales   426   575   530    747   317   462   552    827
Bulk/Grape sales 235    88     0    131     0    38    19    408
Out-of-state
sales            437   500   811    376   298   510   400    727
Total winery
revenues       1,371 1,495 1,747  1,745   841 1,314 1,360  2,411


Period to Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

                                      Year Ended December 31
                                          (in thousands)
                                    1998        1997        1996
Tasting room and retail sales      $ 937      $  868       $ 982
On-site and off-site festivals       565         500         474
In-state sales                     2,278       2,158       1,765
Bulk /Grape Sales                    454         465           0
Out-of-state sales                 2,124       1,935       1,113
Revenues from winery operations   $6,358      $5,926      $4,334

Less Excise Taxes                    226         212          99

Net  Revenue                      $6,132      $5,714      $4,235

1998 Compared to 1997. Tasting room sales for the year ended December 31, 1998 increased 8% to $936,585 from $868,531 for the same period in 1997. The Company has begun to track the buying habits of the customers who visit the tasting room. In the past several years, the Company did not track customers buying habits which means the tasting room did not focus on a targeted group of customers to increase its sales. In 1996 and early 1997 the previous management allowed the Wholesale Division to sell wine that in previous years has been exclusively sold in the tasting room. In 1998, the Company returned to the practice of selling certain exclusive wines in the tasting room at higher profit margins. The tasting room had additional higher value products added in 1998. Specifically, a Founders' Pinot Noir, a Merlot from Griffin Creek and a Founder Reserve Cabernet were available to the customers at higher average prices. In 1998, the Company contracted its hospitality and catering services to an outside company. This allowed the Company to reduce one full time position and offer a more complete set of services. The Company experienced an increase in revenue during 1998 in Hospitality rental income (included in the tasting room and retail sales category) over the same period in 1997. The total of rental income and related wine sales was $209,856 in 1998 as compared to $187,257 in 1997. This rental income comes primarily through weddings, business meetings and educational conferences held at the Winery's Hospitality Center.

On-site and off-site festival sales and telephone sales for the year ended December 31, 1998 increased 13% to $564,828 from $500,124 for the same period in 1997. The most significant change in operations for this group was that the Company paid commissions to several employees to solicit sales by phone. The Company increased its sales by phone solicitation in 1998 to $252,000 in 1998 from $132,000 in 1997. The Company eliminated several on and off site festivals by analyzing each event to determine if the event was going to return a certain profit percentage.

Wholesale sales in the state of Oregon for the year ended
December 31, 1998, through the Company's independent sales force, increased 6% to $2,277,676 from $2,157,896 for the same period in 1997. This increase is not as significant as in previous years due to the 1998 price increases but the company still maintains a strong presence in its own home state. Costco, a large retailer, remains the largest in-state customer of the Company. The sales to Costco were $463,000 in 1998, up from $409,000 in 1997. During the last part of 1997, the Company added an in-state sales manager whose main focus was to increase in-state sales. Beginning July
1, 1998, the Company increased the price of its wine by an average of 8% in state. In July and August of 1998, sales decreased 7% and 8% respectively over 1997. In the Fourth Quarter of 1998, the sales were down by 10% but the Company expects the sales to rebound in 1999. Part of the decrease in sales in the Fourth Quarter was due to the Company's decision to reduce production of its lower priced Holiday wine. Its sales for this product decreased from nearly 4,000 cases in 1997 to 2,100 cases in 1998.

The Company contracted in early 1997 for more grapes than were needed to meet the revised sales forecasts in the next few years.
The Company sold some of its own grapes and some of its contracted grapes for $465,030 in 1997 and $454,281 in 1998.

Out-of-state sales for the year ended December 31, 1998, increased 10% to $2,124,826 from $1,934,877 for the same period in 1997.
The Company now sells wine in 39 states. The Pinot Noir variety led sales in 1998. The Vintage and Whole Cluster Pinot Noir products increased in case sales 10% in 1998 over 1997. Pinot Noir, which now constitutes about one-third of the Company's production, is among the fastest growing wine varietals. Positive press, regarding the healthful use of wine, continues to stimulate demand. The Company expects demand for its wines to continue to increase. However, the Company notes that new formidable entries into the Oregon wine industry from out of state will increase competition and put additional pressure on Pinot Noir grape supplies.

In addition, the management believes the industry in Oregon, Washington, and California will experienced crush volumes in future years higher than annual consumption rate increases, thus potentially putting pressure on prices and margins.

For the first half of 1998 out-of-state sales increased 16% over 1997. A large part of the increase was due to favorable pricing offered to distributors to reduce the Company's excess inventory. The May 15, 1998 issue of the Wine Spectator magazine rated the 1996 Willamette Valley Vineyards Chardonnay as a leading "top pick\best buy" in the world class category. The article also quoted Harvey Steiman, editor at large, "Willamette Valley Vineyards, Oregon's second largest winery, is on its way to becoming that state's most reliable producer of widely available wine...The best is yet to come." Based on this endorsement, the Company spent a considerable amount of funds in advertising to project the Company's Chardonnay image as a best value in its class. The funds were spent to project the Company's brand as a leading brand of Oregon wineries. In the months of May through September, the Company sold 5,722 cases of Vintage Chardonnay as compared to 1,516 cases in the prior year.

Effective September 1st, the Company raised its price to all out-of-state distributors which caused the distributors to make large purchases in August to beat the price increase. The out-of-state revenue in August 1998 exceeded August 1997 by $262,000. The price increase was followed by declining out-of-state revenues in the Fourth Quarter of 1998.


The Company reclassified its income statement to subtract excise taxes from its gross revenue to equal a net revenue since the Company only collects the excise tax on behalf of the Bureau of Alcohol, Tobacco, and Firearms, and Oregon Liquor Control Board. The total excise taxes collected in 1998 were $225,842 as compared to $212,402 in 1997. Before 1996, excise taxes were included in the "selling, general, and administrative expenses". Sales data in the discussion above is quoted before the exclusion of excise taxes.


Gross Margin

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 50% for fiscal year 1998 as compared to 51% for 1997. The sales of bulk juice and grapes at harvest at a slim margin reduced the gross margin in 1997 and 1998. After adjusting for these sales, the gross margin would be 54% in 1998 as compared to 54% in 1997. The sales of existing Tualatin product at lower margins reduced the margin in 1997 and 1998, as well as, promotional pricing of certain Willamette Valley products to reduce inventory in late 1997 and the first half of 1998. The price increases in July of 1998 for in state customers and September of 1998 for out-of-state customers are expected to increase the gross margin next year.

Selling, general, and administrative expenses for the year ended December 31, 1998, increased to $2,694,488 compared to $2,434,867 for the same period in 1997. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 44% in 1998 as compared to 43% in 1997. The management has taken significant steps to control expenses in this category in 1998. All key managers are required to review their monthly expenses against budget and make appropriate changes to bring their budgets into balance. The Company employs an "open book" policy as to its accounting records and ensures that key managers and employees understand and can adjust their spending habits as needed.

The largest part of the increase in expenses in 1998 over 1997 was a reserve for the doubtful collection of a $81,000 sale made to the Company's United Kingdom agent in 1997. The agent was involuntarily placed in "administration" in September 1998, a British form of bankruptcy, and has been permitted to emerge from "administration" and continue in business by a vote of the creditors including the Company. The Management continues to make a concerted effort to collect these funds.

Other income for the year ended December 31, 1998 was $10,013 as compared to $19,471 for the year ended December 31, 1997.
Interest income increased to $22,967 in fiscal year 1998 from $31,296 in fiscal year 1997. Interest expense increased to $493,901 in fiscal year 1998 from $396,118 in fiscal year 1997. The increase in the interest expense was the result of the Company taking on more long term debt to finance the purchase of Tualatin Vineyards, Inc. in 1997, plant additional land at Tualatin in 1997 and 1998, and fund increases in inventory.

The provision for income taxes and the Company's effective tax rate were $(27,581) and (28)% in fiscal year 1998 with $52,288 or 44% of pre-tax income recorded for fiscal year 1997.

As a result of the above factors, net income/(loss) decreased to $(71,980) in fiscal 1998 from $67,862 for the fiscal year of 1997. Earnings per share were $(.02), $.02, and $.05 in fiscal years
1998, 1997 and 1996, respectively.


1997 Compared to 1996. Tasting room sales for the year ended December 31, 1997 decreased 12% to $868,531 from $981,804 for the same period in 1996. The Company saw a drop in the average tasting room "ring", meaning that customers were purchasing the wine elsewhere as witnessed by increased sales in the in-state sales category. In the last part of 1997, the Company began tracking the buying habits of the customers who visit the tasting room. In the past several years, the Company did not track customers buying habits which means the tasting room did not focus on a targeted group of customers to increase its sales. In the past year, the Company has allowed the Wholesale Division to sell wine that in previous years had been exclusively sold in the tasting room. In 1998, the Company will return to the practice of selling certain exclusive wines in the tasting room at higher profit margins. The Company experienced an increase in revenue during 1997 in Hospitality rental income over the same period in 1996. The total of rental income and related wine sales was $187,257 in 1997 as compared to $159,741 in 1996.

On-site and off-site festival sales for the year ended
December 31, 1997 increased 5% to $500,124 from $474,405 for the same period in 1996. One off-site event, "The Bite of Salem", had an increase in revenue of $11,500 over last year's event, but it had a sponsor's fee of $8,000 which made the event unprofitable. As a consequence, the Company reinstituted a strict policy requiring a cost/benefit analysis for each event before the decision is made to participate in the event and began to reduce its overhead in the Retail Department by only participating in events that return to the Company a positive cash flow.

Wholesale sales in the state of Oregon for the year ended
December 31, 1997, through the Company's independent sales force, increased 22% to $2,157,896 from $1,765,340 for the same period in 1996. PriceCostco, a large retailer, placed the Company's products in several new locations in 1997 which resulted in $277,000 additional sales to that chain. The Company saw a significant increase in the sales of its Riesling product line which nearly doubled in sales in 1997, resulting in an increase of approximately $235,000 in sales over 1996, most of which was sold Price Costco. During the last part of 1997, the Company added an in-state sales manager whose main focus was to increase in-state sales. This increased focus by the Company resulted in record breaking sales in the Fourth Quarter of 1997.

The Company contracted in early 1997 for more grapes than what was needed to meet the revised sales forecasts in the next few years. The Company sold some of its own grapes and some of its contracted grapes for $465,030 and generated a small profit in doing so.

Out-of-state sales for the year ended December 31, 1997, increased 74% to $1,934,877 from $1,112,690 for the same period in 1996. By the end of 1997, the Company was selling wine in 39 states as compared to 28 states in 1996. The Pinot Noir variety led the way in increased sales in 1997. The vintage and whole berry Pinot Noir product lines sold 6,097 more cases in 1997 resulting in a $439,000 increase in sales.

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

During the year of 1997, increased sales revenues over 1996 resulted in increased commissions paid to our independent sales force. Commissions were paid to the sales force on a specified percentage of revenue resulting in no adverse affect on the net income ratio. The commissions paid in 1997 amounted to $642,709 as compared to $521,832 in 1996. The Company experienced increased expenses relating to samples, travel, point-of-sale expenses, and shipping charges for the development of new markets and the expansion of sales outside of the state. The out-of-state sales representatives are allowed a set percentage of revenue for wine samples and point of sale material. Thus, as the gross revenues increase, the actual dollar expenditures for wine samples and point-of-sale material increases, as well.

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


Liquidity and Capital Resources

Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company was organized on May 2, 1988, and sold its first wine in late April 1990. Prior to April 1990, the Company's working capital and Vineyard development and Winery construction costs were principally funded by cash contributed by James Bernau and Donald Voorhies, the Company's co-founders, and by $1,301,354 in net proceeds received from the Company's first public stock offering, which began in September 1988 and was completed in June 1989 with the sale of 882,352 shares at a price of $1.70 per share pursuant to Federal Regulation A.

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

Cash and cash equivalents increased to $149,401 at December 31, 1998 from $13,541 at December 31, 1997.

Inventories increased 9% as of December 31, 1998, to $4,601,808 from the December 31, 1997 level of $4,171,027.

Property, plant and equipment, net, decreased 1% as of December 31, 1998, to $6,790,985 from $6,859,835 as of
December 31, 1997.

Long term debt increased to $4,292,948 as of December 31, 1998, from $4,044,943 as of December 31, 1997. The increase in debt was the result of cash borrowings for the purchase and vineyard expansion of Tualatin Vineyards.

The Company has a line of credit from Farm Credit Services with a limit of $2,000,000. As of December 31, 1998 the outstanding balance of the line was $1,652,667 as compared to $1,517,297 in 1997. These funds were used to meet operational expenditures primarily to fund the increase in the inventory. At the present time the $2,000,000 line of credit is not sufficient to meet the current Company needs. The Company has applied to Farm Credit Services for additional $500,000 which will be used to make the remaining grape payments from its 1998 harvest. Farm Credit Services has given their approval to increase the line of credit. Farm Credit Services has established credit line targets based upon the Company's cash flow plan and will increase the interest rate on the credit line if those targets are not met in August and December of 1999. They have also increased their lending rate .5% above their base rate for 1999. The Company paid a rate of 8.5% in 1998 and will pay a lower rate of 8.25% for 1999


YEAR 2000 COMPLIANCE

The Company began to develop its strategy in the first part of 1998 to make itself business ready for the year 2000. Its first step was to make all levels of the Company aware of the basic problems that the Company can expect as the year 2000 approaches. Each month the Company holds an all staff meeting. The Company began to set aside time in each meeting to discuss the problem in detail. The Company has made educational awareness and education a priority in 1999. The Company's small staff makes it easy to communicate with its employees and develop strategy plans.

In November of 1998, the Company's outside computer consultants identified each of the different computer based systems which support the Company's business and production needs. Once the equipment was identified, tests were performed to determine which equipment passed or failed the Y2K compliance testing. A list of the equipment was made and the Company started to replace the critical equipment immediately. From its plan the Company expects to replace the majority of the equipment by the year 2000. At this date, there are only two pieces of equipment for which the test results have not been received. These are the telephone system and the tank control system. Both of these systems will be corrected if necessary by the year 2000.

From tests performed by the consultants and contacting equipment manufacturers, the Company is beginning its assessment evaluation to determine the severity of the problem and what needs to be fixed. All critical items on the equipment list have been taken care of, which would be the financial reporting, networking communications, and Point-of-Sale system in the tasting room. At this time the Company has spent $15,000 on software and hardware upgrades in 1998 and expects to spend an additional $30,000 in 1999 to insure that its basic needs are taken care of by December 31, 1999.

The Company feels, due to the nature of the winemaking business, most of the critical needs are fulfilled now. The Company is currently testing all temperature control systems for its stainless steel tanks and is prepared to take any necessary action to make them compliant for the year 2000. However, in January, typically, there is very little activity on the production side of the winery. At this time, the wine is aging in stainless steel tanks and oak barrels. It will not be necessary to bottle any wine during the first few months after January 2000 unless a need arises. The Winery's average temperature ranges from 40 to 50 degrees in these months so the wine will not be in danger of spoiling.

The Company has prepared a short survey to mail to its primary vendors and all distributors to inquire as to their abilities for compliance in the year 2000. The surveys will be sent out in the first part of April 1999 with a response requested by May 1, 1999. From the returned survey, the Company will determine any critical needs to be met by the end of the year. The majority of the Company's customers in the state of Oregon are on a cash-collected-at-delivery basis so there is no need to see if their payable software is compliant for the year 2000. The out-of-state customers will need to assure us their business is 2000 year ready.


ITEM 7.     FINANCIAL STATEMENTS

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors, nominees for election as a director, and each such person's age at June 30, 1999 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      45
James L. Ellis ***               Secretary and Director      54
Betty M. O'Brien*                Director                    56
Daniel S. Smith                  Director                    59
Delna L. Jones**  ****           Director                    59
Stan G. Turel * **  ***    ****  Director                    51
William H. Malkmus *             Director                    64
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee
****Member of the Affiliated Transaction Committee

All directors hold office until the next annual meeting of Shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. After founding and serving as President and Chairman of several regional brewing companies (See "Certain Relationships and Related Transactions") between 1992 and 1997, Mr. Bernau elected in September of 1997 to turn his full time attention and effort to the Company.

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

Delna L. Jones. Ms. Jones has served as a Director since November 1994. Ms Jones was elected in 1998 and now serves as a County Commissioner for Washington county, Oregon. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1990 to 1998. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee. In addition, Ms. Jones presently serves on many community and business boards and advisory panels.

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

William H. Malkmus. Mr. Malkmus has served as a Director since August of 1997. Mr. Malkmus spent over 20 years as an investment banker in San Francisco. For six years, following his banking career and until his retirement in 1995, Mr. Malkmus was the Chief Financial Officer of Vivea Inc., a healthcare service company listed on the New York Stock Exchange. In 1973, Mr. Malkmus co-founded Tualatin Vineyards, one of Oregon's original wineries, and was President/Treasurer until Tualatin merged with Willamette Valley Vineyards, Inc. in 1997.

Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee which, during the year ended December 31, 1998, conducted one meeting. The elected members of the Audit Committee are Delna L. Jones and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 1998, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and William Malkmus. In 1994, the Board of Directors created an Affiliated Transactions Committee that reviewed transactions deemed to involve a conflict of interest between the Company and its former affiliates, current members of the Affiliated Transaction Committee are Delna Jones and Stan Turel. The Committee held no meetings in 1998. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee met six times during 1998.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau
(the "named executive officer") for the years ending December 31, 1996, 1997, and 1998.

Name and Principle Position      Year      Annual Compensation
                                           Salary ($)    Bonus

James W. Bernau                  1996   $   6,500           -
President and Chairperson of     1997      19,385           -
the Board of Directors           1998      84,865      10,000

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

Bernau Employment Agreement
The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $90,000 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property. Mr. Bernau and his family will live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause which is defined as non-performance of his duties or conviction of a crime.


Stock Options

In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily grant shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by NASDAQ at the time the option is granted. The options vest to the employee over time. Three months following termination of the employee's employment with the Company, any and all unexercised options return to the Company. No stock options were granted to the named executive officer during the year ended December 31, 1998 under the Company's 1992 Stock Incentive Plan.

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 1998.

                 Options          Number of            Value of
                Exercised        Securities          Unexercised
               in the last       Underlying         In-the-Money
               fiscal year      Unexercised          Options
             Number   Value    Options at FY-End    at FY-End(2)
Name       of shares Realized(1) Exer- Unexer- -   Exer-  Unexer-
                               cisable cisable   cisable  cisable
James W. Bernau -0-    -0 -  37,500  37,500($1.65) 10,762  10,762
______________________________
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 1998 ($1.94 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option ($3.42 per share), multiplied by the applicable number of options.


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 1999, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company
(iii) each of the Company's named executive officers, and
(iv) all directors and executive officers as a group.

                                     Shares Beneficially Owned
        .                         Number of           Percent of
                                  Shares       Outstanding Stock


James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                 1,057,203.5 (1)       25.0%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                     30,373.5 (2)          **
Milwaukie, OR  97222

Delna L. Jones      Director
PO Box 5969                              2,800   (3)          **
Aloha, OR  97006

Betty M. O'Brien    Director
22500 Ingram Lane NW                     8,000  (4)          **
Salem, OR  97304

Daniel S. Smith     Director
26978 Briggs Hill Road                  28,384   (5)          **
Eugene, OR  97405

Stan G. Turel       Director
13909 S.E. Stark Street                100,635   (6)        2.3%
Portland, OR  97233

William H. Malkmus   Director
415 Manzanita Way                      171,378              4.0%
Woodside, CA  94062

Donald Voorhies
78356 Golden Reed Dr                   212,518              5.0%
Palm Desert, CA   92211

All Directors, executive             1,611,292             38.0%
officers and persons owning
5% or more as a group (8 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 76,500 shares issuable upon exercise of options.

(2) Includes 25,928.5 shares issuable upon the exercise of options.

(3) Includes 2,100 shares issuable upon the exercise of options.

(4) Includes 4,500 shares issuable upon the exercise of options.

(5) Includes 4.500 shares issuable upon the exercise of options.

(6) Includes 2,100 shares issuable upon the exercise of options.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1998 and 1997, the Company purchased grapes from Elton Vineyards for $77,097 and $95,594, respectively. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards. Also during 1998 and 1997, the Company purchased grapes from Sweet Cheeks Vineyards owned by Director, Daniel S. Smith, for $29,215 and $128,460.

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

In 1996, the Company began contracting for these services with Nor'Wester under a general services agreement. Nor'Wester, WVI, and the Company each provided various administrative and stock offering services to the affiliated companies. During 1996, total amounts charged to the Company by Nor'Wester and WVI aggregated $47,025; amounts charged by the Company to the various affiliated companies aggregated $86,450. As a result of these and other transactions, the Company aggregate payable balance of $7,221 is netted against other receivable in the accompanying balance sheet. During 1997, charges to the Company aggregated $164,716; amounts charged by the Company aggregated $92,600. The charges to the Company were composed of reimbursements for combined purchases of health insurance and telephone services which were paid through the former affiliates. In the fall of 1997, the Company ceased all transactions with these affiliated companies due to the fact that these affiliated companies ceased doing business or were no longer providing services. At December 31, 1998, the Company has no receivables or payables from the former affiliates. In 1998, the Company recovered $3,100 of receivables from the former affiliates.

On December 3, 1992, James W. Bernau borrowed $100,000 from the
Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 1998, the outstanding balance of the loan was $46,937 including accrued interest.

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


            (10)     Material Contracts

                    (a)     Employment Agreement between
Willamette Valley Vineyards, Inc. and James
W. Bernau dated August 3, 1988 (incorporated by reference from the Company's Regulation A
Offering Statement on Form 1-A [File No. 24S-
2996])

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

                    (m)     Acquisition of Tualatin Vineyards,
Inc. dated April 15, 1997. (File No.   )


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

                               WILLAMETTE VALLEY VINEYARDS, INC.
                              (Registrant)


Date: March 30, 1999.       By:__________________________________
                               James W. Bernau,
                               Chairperson of the Board,
                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_____________________  Chairperson of the Board,   March 30, 1999
James W. Bernau        President
                       (Principal Executive Officer)

_____________________  Controller                  March 30, 1999
John E. Moore          (Principal Accounting Officer)



_____________________  Director and Vice-President March 30, 1999
James L. Ellis         and Secretary

_____________________  Director                    March 30, 1999
Betty M. O'Brien

_____________________  Director                    March 30, 1999
Daniel S. Smith

_____________________  Director                    March 30, 1999
Stan G. Turel

_____________________  Director                    March 30, 1999
William H. Malkmus

_____________________  Director                    March 30, 1999
Delna Jones





Willamette Valley
Vineyards, Inc.
Report and Financial Statements
December 31, 1998, 1997 and 1996



Willamette Valley Vineyards, Inc.

Index to Financial Statements



Report of Independent Accountants                           F-1

Balance Sheet                                               F-2

Statement of Operation                                      F-3

Statement of Shareholders' Equity                           F-4

Statement of Cash Flows                                     F-5

Notes to Financial Statements                               F-6



                     Report of Independent Accountants


To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Portland, Oregon
March 12, 1999

                                F-1


Willamette Valley Vineyards, Inc.
Balance Sheet
December 31, 1998 and 1997

_________________________________________________________________


                                             1998          1997
             Assets
Current assets:
    Cash and cash equivalents           $  149,401   $     13,541
    Accounts receivable, net (Note 3)      371,537        820,526
    Income taxes receivable (Note 11)       24,436         24,436
    Inventories (Note 4)                 4,601,808      4,171,027
    Prepaid expenses and other
           current assets                   86,986         78,293
    Deferred income taxes (Note 11)        234,203         94,813
                                        ._________.     _________
          Total current assets           5,468,371      5,202,636

Vineyard development costs, net
  (Notes 1 and 2)                        1,892,538      1,506,906
Property and equipment, net
  (Notes 1, 2 and 5)                     6,790,985      6,859,835
Investments (Note 6)                         4,974        105,040
Note receivable (Note 12)                   46,937        148,448
Debt issuance costs                        119,244        122,870
Other assets                                67,813             -
                                        ._________.     _________
                                      $ 14,390,862   $ 13,945,735
                                       ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
    Line of credit (Note 7)           $  1,652,667   $  1,517,297
    Current portion of long-term debt and
      capital lease obligations (Note 8)   191,176        124,192
    Accounts payable                       315,185        363,419
    Accrued commissions and payroll costs  213,210        225,297
    Grape payables (Note 12)               581,294        501,238
                                        ._________.     _________
               Total current liabilities 2,953,532      2,731,443

Long-term debt and capital
 lease obligations (Note 8)              4,101,772      3,920,751
Deferred income taxes (Note 11)            300,083        188,275
                                        ._________.     _________
               Total liabilities         7,355,387      6,840,469
                                         =========      =========
Commitments and contingencies (Note 13)
Shareholders' equity (Note 9 and 10):
     Common stock, no par value -
       10,000,000 shares authorized,
       4,232,681 and 4,231,431 shares
       issued and outstanding at
       December 31, 1998 and 1997         6,781,256     6,779,067
     Retained earnings                      254,219       326,199
                                        .__________.    _________
               Total shareholders' equity 7,035,475     7,105,266
                                        .__________.    _________
                                        $14,290,862    13,945,735
                                         ==========    ==========

             The accompanying notes are an integral
               part of these financial statements.
                               F-2



Willamette Valley Vineyards, Inc.
Statement of Operations
Years Ended December 31, 1998, 1997 and 1996

_________________________________________________________________


                                1998         1997          1996
Net revenues             $   6,132,355  $  5,714,132 $ 4,235,020

Cost of goods sold           3,076,507     2,813,764   1,853,791
                            ._________.    _________   _________
          Gross margin       3,055,848     2,900,368   2,381,229

Selling, general and
  administrative expenses    2,694,488     2,434,867   1,951,120
                            ._________.    _________   _________
Income from operations         361,360       465,501     430,109
                            ._________.    _________   _________
Other income (expenses):
     Interest income            22,967         31,296     25,145
     Interest expense (Note 1)(493,901)      (396,118)  (214,380)
     Other income               10,013         19,471     28,241
                             ._________.    _________   _________
                              (460,921)      (345,351)  (160,994)
                             ._________.    _________   _________
Income (loss) before income
  taxes                        (99,561)       120,150    269,115

Income taxes (benefit)
  provision (Note 11)          (27,581)        52,288     98,685
                             ._________.    _________   _________
Net income (loss)            $  (71,980)    $  67,862   $ 170,430
                             ._________.    _________   _________
Basic net income per
  common share (Note 1)      $    ( .02)    $     .02   $     .05
                             ._________.    _________   _________
Diluted net income per
   common share (Note 1)     $    ( .02)    $     .02   $     .04
                             ._________.    _________   _________


             The accompanying notes are an integral
               part of these financial statements.
                               F-3




Willamette Valley Vineyards, Inc.
Statement of Shareholders' Equity
Years Ended December 31, 1998, 1997 and 1996

_________________________________________________________________


                                                Retained
                           Common stock         earnings
                        Shares       Dollars    (deficit)       Total
                     ._________  _____________  _________   __________
Balances at
  December 31, 1995  3,785,356  $   5,369,868  $  87,907  $ 5,457,775

Net income                 -                -    170,430      170,430
                     ._________  _____________  _________   __________
Balances at
  December 31, 1996  3,785,356      5,369,868    258,337    5,628,205

Stock issuance for
  purchase of Tualatin
  Valley Vineyard      444,825      1,406,699         -     1,406,699

Stock issuance
  for compensation       1,250          2,500          -        2,500

Net income                   -              -     67,862       67,862
                     ._________  _____________  _________   __________
Balances at
  December 31, 1997  4,231,431      6,779,067    326,199    7,105,266

Stock issuance
  for compensation       1,250          2,189          -        2,189

Net loss                     -              -    (71,980)     (71,980)
                     ._________  _____________  _________   __________
Balances at
  December 31, 1998  4,232,681      6,781,256    254,219    7,035,475
                     ==========  =============  =========   =========



             The accompanying notes are an integral
               part of these financial statements.
                               F-4



Willamette Valley Vineyards, Inc.
Statement of Cash Flows
Years Ended December 31, 1998, 1997 and 1996

_________________________________________________________________


                             1998           1997            1996
Cash flows from operating
  activities:
Net income (loss)        $  (71,980)    $   67,862    $  170,430
Reconciliation of net
  income (loss) to net
  cash (used for) provided by
  operating activities:
   Depreciation and
    amortization            657,536        533,444       377,855
  Deferred income taxes     (27,582)        90,872        39,524
Bad debt expense             83,148         44,384        27,382
Loss on disposition
  of assets                       -            895             -
Changes in assets and liabilities:
  Accounts receivable       365,841       (519,198)     (184,215)
  Inventories              (428,592)      (953,956)     (953,005)
  Prepaid expenses and
    other current assets     (8,693)        29,041       (24,240)
  Notes receivable          101,511         (9,937)       (9,509)
  Other assets              (67,813)             -             -
  Accounts payable          (48,234)        90,133       (18,541)
  Accrued commissions and payroll
    costs                   (12,087)        16,593        93,832
  Income taxes receivable         -        (24,436)            -
  Grape payables             80,056        (49,776)      206,372
                          ._________       _________     ________
Net cash (used for)
  operating activities      623,111       (684,079)     (274,115)
                          ._________       _________     ________
Cash flows from investing activities:
  Additions to property
    and equipment          (458,805)    (1,101,354)     (931,110)
  Vineyard development
    expenditures           (445,507)      (165,794)      (31,943)
  Cash received upon sale
    of investments          100,066         10,178        38,675
  Payments to acquire
    Tualatin Valley Vineyards     -       (684,624)            -
  Proceeds from sale of
    property and equipment        -          6,000             -
                          ._________      __________     ________
Net cash used for
  investing activities     (804,246)    (1,935,594)     (924,378)
                          ._________     ___________     ________

Cash flows from financing activities:
  Debt issuance costs        (6,707)       (74,285)      (20,477)
  Net increase in line
    of credit balance       135,370      1,037,671       318,326
  Issuance of long-term
    debt                    312,760        982,164     1,162,127
  Repayments of long-term
    debt                   (124,428)      (107,221)      (66,493)
                          ._________     ___________     ________
Net cash provided by
  financing activities      316,995      1,838,329     1,393,483
                          ._________     ___________     ________
Net (decrease) increase in
  cash and cash equivalents 135,860       (781,344)      194,990

Cash and cash equivalents
  Beginning of year          13,541        794,885       599,895
                          ._________     ___________     ________
  End of year           $   149,401     $   13,541  $    794,885
                           =========     ===========     ========


             The accompanying notes are an integral
               part of these financial statements.
                               F-5



Willamette Valley Vineyards, Inc.
Notes to Financial Statements
December 31, 1998, 1997 and 1996
_________________________________________________________________


1. Summary of Operations, Basis of Presentation and Significant
   Accounting Policies

Organization and operations
Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily pinot noir, chardonnay, and white riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. Out-of-state and foreign sales represented approximately 35% of revenues. The Company also sells its wine from the hospitality room at its winery.

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

Revenue recognition
The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

Inventories

After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of cost or market using the average cost method by variety and vintage to determine the first-in, first-out (FIFO) cost of inventories. In accordance with general practices in the wine industry, wine inventories are included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $176,067 and $116,193 at December 31, 1998 and 1997, respectively.


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

Basic and diluted net income per share
The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," in 1997. SFAS 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year.

                            1998
           .______________________________________.
                          Weighted
                           average
                            shares        Earnings
              Loss        outstanding    per share
             _________     __________     _________
Basic       $(71,980)      4,232,578     $    (.02)
Options            -               -
Warrants           -               -
            _________     __________      _________
Diluted     $(71,980)      4,232,578     $    (.02)
            =========     ==========      =========


                            1997
            .______________________________________.
                          Weighted
                           average
                            shares        Earnings
             Income       outstanding    per share
            _______        __________    _________
Basic       $67,862        4,103,669     $     .02
Options           -              638
Warrants          -                -
            _______        __________    _________
Diluted     $67,862        4,104,307     $     .02
            =======        ==========    =========


                            1996
           .______________________________________.
                          Weighted
                           average
                            shares        Earnings
             Income       outstanding    per share
             _______        _________     _________
Basic       $170,430       3,785,356    $      .05
Options            -          20,532
Warrants           -               -
            _______        _________     _________
Diluted     $170,430       3,805,888     $     .04
            ========       =========     =========

Basic and diluted net income per share (continued)
Options to purchase 402,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the effect would be dilutive due to the Company's loss in 1998. Options to purchase 161,500 and 92,000 shares of common stock were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. In addition, the warrant outstanding since 1992 (see Note 9) was not included in the computation of diluted earnings per share in 1998, 1997 or 1996 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.

Statement of cash flows

Supplemental disclosure of cash flow information:
                               1998         1997        1996
                         .__________.   _________    _________
Interest paid            $   556,000  $   321,000  $   166,000
Income taxes paid                  -       15,000      112,000
Supplemental schedule of noncash investing and financing
activities:
  Capital leases              59,673            -            -
  Assets transferred from
    related companies              -       19,279            -
  Issuance of common stock awards
    to employees(Note 9)       2,189        2,500            -
Acquisition of Tualatin Valley, Inc.:
  Common stock issued in connection with acquisition
    Issued to stockholders
      of TVI                       -    1,292,591            -
    Fee to Acquisitions
      Northwest, Inc.              -      114,108            -
  Tangible assets acquired, net of cash paid
     Fixed assets                  -      143,376            -
     Vineyard development          -      996,000            -
Other assets acquired, net of cash acquired
  Accounts receivable              -       56,807            -
  Inventory                        -      371,518            -
  Prepaids                         -          156            -
Liabilities assumed
  Accounts payable                 -      269,966            -

During the year ended December 31, 1996, the Company capitalized approximately $38,000 of interest related to the construction of its hospitality center.

Fair market value of financial instruments
The fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

Reclassifications
   Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with financial statement presentation for the year ended December 31, 1998. These reclassifications have no effect on previously reported results of operations or shareholders' equity.


2. Acquisition

   On April 15, 1997, Willamette Valley Vineyards, Inc. ("WVV") acquired the assets of Tualatin Vineyards, Inc. ("TVI"), a winery located in Oregon, for a purchase price of $1,824,000, plus TVI's net current assets of $164,601 as of the closing date. The acquisition was accounted for using the purchase method of accounting, and the results of operations include the revenues and expenses generated with the TVI assets from the acquisition date through December 31, 1997. WVV paid 35 percent of the purchase price in cash and the balance was paid through the issuance of WVV common stock.

The following unaudited pro forma information represents the results of operations of the Company as if the acquisition had occurred as of January 1, 1997, after giving effect to increased interest expense for debt issued related to the acquisition, depreciation based on current costs, and the effect of the benefit from provision for income taxes.

                                                        1997
                                                     (unaudited)
                                                     .__________.
Net revenues                                          5,874,733

Gross margin                                          2,972,077

Net loss                                                (53,395)


3. Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. Accounts receivable include an outstanding balance of approximately $81,000 and $185,200 at December 31, 1998 and 1997, respectively, from a European customer to which extended credit terms have been granted. Due to a bankruptcy filing, the entire receivable of $81,000 has been reserved. At December 31, 1998 and 1997, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $111,000 and $30,000, respectively.


4. Inventories

Inventories consist of:
                                          1998         1997
                                       .________.  _________
Winemaking and packaging materials $ 211,550 $ 189,062 Work-in-process (costs relating to unprocessed and/or unbottled
  wine products)                       1,923,852   1,725,910
Finished goods (bottled wine and
 related products                      2,466,406   2,256,055
                                       .________.  _________

                                     $ 4,601,808 $ 4,171,027
                                       =========   =========


5. Property and Equipment

                                      1998                 1997
                                ____________         ___________
Land and improvements          $  1,041,326        $   1,031,115
Winery building and hospitality
  center                          4,539,821            4,506,344
Equipment                         3,715,612            3,263,633
                                 ____________         ___________

                                  9,296,759            8,801,092
Less accumulated depreciation    (2,505,774)          (1,941,257)
                                 ____________         ___________
                               $  6,790,985            6,859,835
                                 ============         ===========

During 1998, the Company entered into two capital lease arrangements for certain winery equipment. The cost of the leased equipment and related accumulated amortization aggregated $59,673 and $5,312, respectively, at December 31, 1998. Minimum lease payments in 1999 through 2002 approximate $13,000 per year. Subsequent minimum lease payments aggregate approximately $8,000 per year through 2005.


6. Investments

Investments consist of:
                                          1998          1997
                                      _________     __________
Oregon Liquor Control Commissions and Bureau
  of Alcohol, Tobacco and Firearms  $         -    $   88,066
Farm Credit Securities                    3,000        15,000
Other                                     1,974         1,974
                                      _________     __________
                                     $    4,974    $  105,040
                                      =========     ==========

The Oregon Liquor Control Commission and the Bureau of Alcohol, Tobacco and Firearms require restricted short-term investments to cover future excise tax payments. During 1998, the these investments were liquidated as they were no longer required by the agencies. Farm Credit Securities investments are required as a condition of the Northwest Farm Credit Service loan and line of credit facility (see Note 7). However, in 1998, Farm Credit reduced the amount of stock the Company was required to have on deposit. These investments are classified as held-to-maturity investments and are recorded at historical cost.


7. Line of Credit Facility

The Company has a $2,000,000 credit facility with Northwest
Farm Credit Services. Borrowings under this facility bear interest at 7.75%. At December 31, 1998 and 1997, $1,652,667 and $1,517,297 were outstanding under this facility, respectively.


8. Long-Term Debt

Long-term debt consists of:
                                          1998         1997
                                      ___________   __________
Northwest Farm Credit Services Loan  $  4,237,134   4,044,943
Capital lease obligations                  55,814           -
                                        4,292,948   4,044,943

Less current portion                     (191,176)   (124,192)
                                      ___________   __________
                                      $ 4,101,772 $ 3,920,751
                                      ===========   =========

The Company entered into an agreement with Northwest Farm Credit Services ("NWFCS") in 1997 containing two separate notes bearing interest at a rate of 7.96%. These notes require monthly payments ranging from $12,171 to $30,102 until the notes are fully repaid in 2014. During 1998, the Company renegotiated their agreement with Farm Credit to adjust the terms to a fixed rate of 7.85%. The loan agreements contain covenants which require the Company to maintain certain financial ratios and balances. At December 31, 1998, the Company was not in compliance with these covenants. However, the Company has obtained a letter dated March 26, 1999 waiving the debt covenants through December 31, 1999.

Future minimum principal payments of long-term debt mature as follows:
Year ending
December 31,
____________
     1999                                $    191,176
     2000                                     206,173
     2001                                     223,285
     2002                                     241,607
     2003                                     256,752
     Thereafter                             3,173,955
                                           .__________
                                         $  4,292,948
                                            =========


9. Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future. Willamette Valley Vineyards, Inc.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (see Notes 7 and
8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 1998 and 1997, no warrants had been exercised.

In each of the years ended December 31, 1998 and 1997, the Company granted 1,250 shares of stock valued at $2,189 and $2,500, respectively, as compensation to its winemaker. The cost of these grants were capitalized as inventory. The effects of these non-cash transactions have been excluded from the cash flow statements in both periods.


10. Stock Incentive Plan

In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees, consultants, and directors of the Company under the plan. In 1996 and 1998, the Board of Directors reserved an additional 150,000 and 275,000 shares, respectively. In 1998, the Board repriced options for 145,390 unvested shares with a weighted average exercise price of $2.91 to the current market price of $1.50 on the date of approval. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

At December 31, 1998, 1997 and 1996, the following
transactions related to stock options occurred:
                         1998          1997           1996
                   ______________  _____________  ____________
                             Wtd         Wtd             Wtd
                             Avg         Avg             Avg
                          Exercise      Exercise      Exercise
                   Shares   Price  Shares  Price Shares  Price
                   _______  _____  ______  _____  ______  ____
Outstanding at
beginning of year  173,000  $2.94  246,500 $2.87  45,000 $3.72
Granted            229,000   1.71  100,000  2.63 248,500  2.81
Exercised                -      -        -     -       -     -
Forfeited                -      - (173,500) 2.66 (47,000) 3.38
                   _______  _____  ______  _____  ______  ____
Outstanding at
  end of year      402,000  $1.73  173,000 $2.94 246,500 $2.87
                   =======  =====  =======  ====  ======  ====
Weighted average fair value of options granted
during the year             $ .85         $ 1.47        $ 1.87
                               _____         ______        ______


   Weighted average options outstanding and exercisable at December 31, 1998 are as follows:

                 Options outstanding         Options exercisable
                 ___________________         ___________________
                      Weighted
           Number average Weighted Number Weighted outstanding at remaining average exercisable at average
Exercise December 31, contractual exercise December 31, exercise
  price      1998      life       price     1998         price
_______    ________     _____    _______    _______        _____
$ 1.50      155,890      7.38    $  1.50     39,959        1.50
  1.65       75,000      9.00       1.65     37,500        1.65
  1.75      143,500      9.25       1.75     28,700        1.75
  2.50        1,350      7.67       2.50      1,350        2.50
  2.75        9,500      7.50       2.75      9,500        2.75
  3.00       10,760      7.08       3.00     10,760        3.00
  3.62        4,000      6.56       3.62      4,000        3.62
  4.50        2,000      6.08       4.50      2,000        4.50
_______    ________     _____    _______    _______        _____

$1.50-4.50  402,000      1.73       1.73    133,769        1.92
__________ ________     _____    _______    _______        _____


The Company adopted Statement of Financial Accounting
Standards No. 123 ("SFAS 123") in 1996 and has elected to account for its stock-based compensation under Accounting
Principles Board Opinion 25.  As required by SFAS 123, the

Company has computed for pro forma disclosure purposes the value of options granted during each of the three years ended December 31, 1998 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1998, 1997 and 1996:

                                1998       1997       1996
                                _____      _____      _____
Risk-free interest rate         5.54%      6.31%      6.33%
Expected dividend yield            -          -          -
Expected lives                  8 years    8 years    8 years
Expected volatility               70%        57%        57%

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1998, 1997 and 1996, the total value of the options granted was computed to be $192,540, $146,700 and $371,034, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows:

                                1998         1997         1996
                               _________   _______    _________
Net income (loss) - as
  reported                   $  (71,980) $  67,862   $  170,430
Per share:
    Basic                         (0.02)      0.02         0.05
    Diluted                       (0.02)      0.02         0.04

Net income (loss) - pro forma  (175,860)    41,838      116,786
Per share:
     Basic                        (0.04)      0.01         0.03
     Diluted                      (0.04)      0.01         0.03


   The effects of applying SFAS 123 for providing pro forma disclosures for the three years ended December 31, 1998 are not likely to be representative of the effects on reported net income and earnings per share for future years, because options vest over several years and additional awards generally are made each year.


11. Income Taxes

The provision for income taxes consists of:
                              1998         1997         1996
                             ______       ______       ______
 Current tax expense (benefit)
   Federal               $       -   $          - $    47,197
   State                         -              -      11,964
                             ______       ______       ______
                                 -              -      59,161
                             ______       ______       ______
   Deferred tax (expense):
     Federal               (24,291)        46,530      35,032
     State                  (3,291)         5,758       4,492
                             ______        ______       ______
                           (27,582)        52,288      39,524
                             ______        ______       ______
 Total                   $ (27,582)     $  52,288  $   98,685
                           ========       =======      =======

During the year ended December 31, 1996, the Company utilized its net operating loss carryforwards of approximately $28,000 to reduce its taxable income.

The effective income tax rate differs from the federal
statutory rate as follows:
                                       Year ended December 31
                                       1998     1997    1996
                                       ____     ____    ____
Federal statutory rate                (34.0%)   34.0%   34.0%
State taxes, net of federal benefit    (4.4)     4.4     4.9
Permanent differences                   9.3      3.8     0.6
Benefit of federal rate bracket           -        -    (2.9)
Other                                   1.4      1.3     0.1
                                       ____     ____    ____

                                      (27.7)%   43.5%   36.7%
                                       ======   =====   =====


Deferred tax assets and (liabilities) consist of:

                                                 December 31,
                                           1998            1997
                                        __________     __________
Accounts receivable                   $    42,580     $   11,508
Inventory                                  38,368         34,538
   Net operating loss carryforwards       132,746         37,888
   Other                                   20,509         10,879
                                        __________     __________
          Gross deferred tax assets       234,203         94,813
                                        __________     __________
    Capital assets                       (300,083)      (188,275)
                                        __________     __________
          Gross deferred tax liability   (300,083)      (188,275)
                                        __________     __________
    Net deferred tax (liability) asset $  (65,880)    $  (93,462)
                                        ==========     ==========


12. Related Parties

   In 1996, the Company began contracting for management services with Nor'Wester Brewing Company ("Nor'Wester") and Willamette Valley, Inc. ("WVI"), companies formerly controlled by the Company's president, under a general services agreement. Nor'Wester, WVI, and the Company each provided various administrative services, including design and print work, and stock offering services to the affiliated companies, subsidiaries of WVI: Aviator Ales, Inc. ("AAI"); Mile High Brewing Company ("MHBC"); Bayhawk Ales, Inc. ("BAI"); and North Country Brewing Company, Inc. ("NCBCI"). During 1996,

total amounts charged to the Company by Nor'Wester and WVI aggregated $47,025; amounts charged by the Company to the various affiliated companies aggregated $86,450. As a result of these and other transactions, the Company had an aggregate payable balance of $7,221 which is netted against other receivables in the accompanying balance sheet. During 1997, charges to the Company aggregated $164,716; amounts charged by the Company aggregated $92,601. Prior to December 31, 1997, all intercompany transactions ceased and as of December 31, 1997 all balances are zero.

   During 1998, 1997 and 1996, the Company purchased grapes from other shareholders at an aggregate price of $105,332, $262,795 and $138,656, respectively. At December 31, 1998,
1997 and 1996, grape payables included $52,667, $130,893 and $92,706, respectively, owed to these shareholders.

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

   Operating leases
   The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. The Company is also committed to lease payments for various office equipment. As of December 31, 1997, the Company was obligated under various long-term operating leases requiring future minimum lease payments as follows:

        Year ending
       December 31,
___________________
         1999                                   $  92,984
         2000                                      92,702
         2001                                      83,827
         2002                                      83,827
         2003                                      83,827
         Thereafter                               251,481
                                                 ________
         Total minimum payments required        $ 688,648
                                                 ========

  Total rental expense for all operating leases excluding the vineyards, amounted to $30,647 and $17,827 in 1998 and 1997, respectively. In addition, payments for the leased vineyards have been included in inventory and aggregate approximately $77,000 and $60,000, respectively, for each of the years ended December 31, 1998 and 1997.


13. Commitments and Contingencies  (continued)

Susceptibility of vineyards to disease
The Tualatin vineyard purchased during 1997 and the leased vineyards are known to be infested with phylloxera, an aphid-like insect which can destroy vines. Although management has begun planting with phylloxera-resistant rootstock, a portion of the vines at the Tualatin vineyard are susceptible to phylloxera. The Company has not detected any phylloxera at its Turner vineyard.


                             F-17



1


2

	-  -


	- 5 -


	JWS\2600slk.frm