Form 10QSB
period 1999-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1999-08-17
CIK 838875

US SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


_______________________________________________________

                        FORM 10-QSB
_______________________________________________________


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 1999

           Commission File Number 0-21522

           WILLAMETTE VALLEY VINEYARDS, INC.

   (Exact name of registrant as specified in charter)

              Oregon                       93-0981021
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)    Identification Number)


_______________________________________________________

     8800 Enchanted Way, S.E., Turner, Oregon 97392
                    (503) 588-9463

   (Address, including Zip code, and telephone number,
     including area code, of registrant's principal
                    executive offices)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed, all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     [X] YES       [  ] NO

     Number of shares of common stock outstanding as of
                      June 30, 1999
               4,237,481 shares, no par value

Transitional Small Business Disclosure Format

                                     [  ] YES        [X] NO






WILLAMETTE VALLEY VINEYARDS, INC.
INDEX TO FORM 10-Q


Part I - Financial Information

Item 1--Balance Sheet

Statement of Operations

Cash Flow

Notes to Consolidated Financial Statements

Item 2--Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II - Other Information

Item 6--Exhibits and Reports of Form 8-K

Signature






PART I.  FINANCIAL INFORMATION

        WILLAMETTE VALLEY VINEYARDS, INC.

ITEM 1

                   Balance Sheet

                                June 30,   December 31,
                                   1999        1998
ASSETS                         (unaudited)
                               ___________  __________
Current Assets:
  Cash and cash equivalents    $  135,926   $ 149,401
  Accounts receivable trade, net  237,604     371,537
  Income taxes receivable          24,436      24,436
  Inventories                   5,080,021   4,601,808
  Prepaid expenses and
    other current                  78,432      86,986
  Deferred income taxes           234,203     234,203
                                _________   _________
  Total current assets          5,790,622   5,468,371

Vineyard development cost, net  1,938,098   1,892,538
Property and equipment, net     6,656,029   6,790,985
Investments                         4,974       4,974
Notes receivable                   48,647      46,937
Debt issuance costs, net          120,213     119,244
Other assets                       67,813      67,813
                               __________  __________
Total assets                 $ 14,626,396 $14,390,862
                             ============ ===========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
   Line of credit           $  2,252,667   $ 1,652,667
   Current portion of
      long-term debt             191,176       191,176
   Accounts payable              637,789       315,185
   Accrued commissions
      and payroll                182,168       213,210
   Grapes payable                214,674       581,294
                               _________     _________
   Total current liabilities   3,478,474     2,953,532

Long-term debt                 4,039,713     4,101,772
Deferred income taxes            300,083       300,083
                               _________     _________
Total liabilities              7,818,270     7,355,387

Shareholders' equity
     Common stock, no par
     value - 10,000,000
     shares authorized,
     4,237,481 shares issued
     outstanding               6,789,055     6,781,256

Retained earnings                 19,071       254,219
                                ________      ________
Total shareholders' equity     6,808,126     7,035,475

Total liabilities and
  shareholders' equity     $  14,626,396  $ 14,390,862
                           =============   ===========
The accompanying notes are an integral part of this financial statement.






         WILLAMETTE VALLEY VINEYARDS, INC.
            Statement of Operations
                (Unaudited)



              Three months            Six months
              ended June 30,          ended June 30,
              1999       1998         1999       1998
              _____     _____         _____      _____
Net Revenues
 Case Revenue
         $1,230,405 $1,338,836    $2,346,641 $2,445,721
 Bulk Revenue    -      88,393             -    323,645
          _________  _________    __________  _________
 Total Revenue
          1,230,405  1,427,229     2,346,641  2,769,366


Cost of Sales
 Case       528,741    599,336     1,030,446  1,099,293
 Bulk             -     95,135             -    306,314
          _________  _________    __________  _________
 Total Cost
  of Sales  528,741    694,471     1,030,446  1,405,607

Gross Margin
            701,664    732,758     1,316,195  1,363,759

Selling, general and
administrative expense
            678,432   639,533      1,324,441  1,207,074
          _________  _________    __________  _________

Net operating income (loss)
             23,232    93,225         (8,246)   156,685
          _________  _________    __________  _________

Other income (expense)
 Interest income
              2,480    12,696         4,506     16,265
 Interest expense
           (122,507) (123,899)     (232,430) (249,756)
 Other income   833         -         1,022     3,647
           _________  _________    __________  _________

Net loss before income taxes
            (95,962)  (17,978)     (235,148)  (73,159)

Income tax benefit
                  -        -             -           -
          _________  _________    __________  _________

Net loss    (95,962)  (17,978)     (235,148)  (73,159)
          _________  _________    __________  _________

Retained earnings beginning of
  period     115,033    271,018      254,219   326,199

Retained earnings end of period
              19,071    253,040       19,071   253,040

Basic loss per common share
               (.02)       -           (.06)     (.02)

Diluted loss per common share
               (.02)       -           (.06)     (.02)

Weighted average number of
basic common shares
outstanding
          4,237,481  4,232,681     4,237,481  4,232,681





             WILLAMETTE VALLEY VINEYARDS, INC.
                 Statement of Cash Flows
                       (unaudited)

                              Six Months Ended June 30,
                                   1999          1998

Cash flows from operating activities:
  Net loss                       $(235,148)   $(73,159)
  Reconciliation of net loss to net
   cash used for operating activities:
  Depreciation and amortization    361,948     278,219
  Equity change                      7,800       2,188
  Changes in assets and liabilities:
  Accounts receivable trade, net   133,933     261,862
  Other receivable                       -       6,583
  Inventories                     (478,214)    300,910
  Prepaid expenses and other current
                                     8,554     (70,399)
  Grapes payable                  (366,620)   (501,238)
  Accounts payable                 322,604     (21,434)
  Accrued commissions and payables (31,042)    (52,047)
                                  _________    ________

  Net cash provided (used)
   by operating activities        (276,185)    131,485
                                  _________    ________


Cash Flow from investing activities
  Construction expenditures
  and purchases of equipment      (192,381)   (138,396)
  Vineyard development expenditures(80,171)   (187,561)
  Cash received for investments          -      71,456
  Notes receivable                  (1,710)     (5,413)
                                  _________    ________

  Net cash used by investing activities
                                  (274,262)   (259,914)
                                  _________    ________


Cash Flows from financing activities:
  Line of credit borrowings (repayment)
                                   600,000     320,370
  Debt issuance cost                  (969)       (682)
  Increase in long term debt       (62,059)    295,792
                                 _________    ________

Net cash provided by financing activities
                                   536,972     615,480
                                 _________    ________

Net increase in cash and cash equivalents
                                  (13,475)     487,051

Cash and cash equivalents:
  Beginning of period             149,401       13,541
                                 _________    ________

  End of period                   135,926      500,592
                                 =========    ========
The accompanying notes are an integral part of this financial statement.





              WILLAMETTE VALLEY VINEYARDS, INC.
               NOTES TO FINANCIAL STATEMENTS
                       (unaudited)




1.  BASIS OF PRESENTATION

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


Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans",
"believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, successful assimilation of Tualatin Vineyards Inc.'s business with that of the Company and other risks detailed below as well as those discussed elsewhere in this Form 10QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be effected by general industry and market conditions and growth rates, and general domestic economic conditions.

2. INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOWS:

                                 June 30,  December 31,
                                   1999       1998

Winemaking and packaging
   materials                  $  390,741    $  211,550
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                2,160,629     1,923,852
Finished goods (bottled wines  2,528,651     2,466,406
  and related products)
                               ________       ________
                             $ 5,080,021    $4,601,808


3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                June 30,   December 31,
                                  1999        1998

Land and improvements      $  1,047,522    $ 1,041,326
Winery building and hospitality
  center                      4,530,576      4,539,821
Equipment                     3,911,042      3,715,612
                               ________       ________
                              9,489,140      9,296,759
Less accumulated depreciation(2,833,111)    (2,505,774)
                             __________      _________
                          $   6,656,029    $ 6,790,985
                             ==========     ==========


ITEM 2

      Management's Discussion and Analysis of
     Financial Condition and Results of Operation


RESULTS OF OPERATIONS

Long-term growth in earnings is based upon repositioning the Company's brands by making higher quality wines to sell at higher prices and margins. The focus on making better wines is working.

The 1996 Signature Cuvee Pinot Noir was rated the leading Oregon Pinot Noir of the '96 vintage by noted wine critic and Master of Wine, Clive Coates. The flagship Merlot of our Southern Oregon brand, Griffin
Creek, earned a score of "91" from the Wine Spectator - the highest score ever received for an Oregon Merlot.
Our Pinot Blanc from Tualatin Estate Vineyards received a rating of "Excellent" from Restaurant Wine
Magazine, their highest accolade given to an Oregon
Pinot Blanc.

The reduction in revenues is directly related to the loss of discontinued product sales and the price increases of our Vintage Series line. Management anticipates this trend to continue until the higher quality products are brought successfully into distribution.


Some products were discontinued, such as Edelweiss because it was a low priced, blended, sweet white wine of California and Oregon grapes. The "Lot 27" and "28"
Chardonnay and Pinot Noir were discontinued because they were low priced to the consumer and of a quality reflective of the price. Management felt these wines interfered with our repositioning effort and the wine trade and consumers' perception of the Willamette
Valley Vineyards brand.


The Vintage and Founders' Reserve lines were upgraded in wine quality and package presentation. Front line prices to distributors were increased in September
1998.  For example, Vintage Pinot Noir increased from
$80 to $88 per case, Whole Cluster Pinot Noir from $74 to $94 per case, and Pinot Gris from $74 to $88 per case. These increases have resulted in suggested prices to the consumer rising from $11 to $13 per bottle. These price increases, combined with the discontinuance of many significant prices discounts, has resulted in a significant reduction in sales from wholesale to retail.


The reduction in sales is uneven across the country.
Some distributors, who have businesses that focus on selling high quality wines and have room in their portfolio to focus on higher quality Oregon wines, are not experiencing the sales reductions with Pinot Noir.
Where Willamette Valley Vineyards was positioned as a lower priced "value" brand in distributors' book of business, time and effort is needed to convert their sales force and broaden distribution in their respective markets. Management is now offering sales incentives to distributors to increase distribution of the product line and some temporary reductions in prices (while remaining above prior years' prices) to increase depletions.


The winery has built a substantial amount of high quality wines which are currently being released into the market. Successful distribution of these new wines will result in higher total revenues and margins. For example:


               Inventory  Inventory  Revenue   Revenue
Product          cases      cases     @ FOB     @ FOB
                6-30-98   6-30-99    6-30-98   6-30-99
Willamette Valley Vineyards
 Founders' Reserve Pinot Noir
                 2,405     3,148     400,433   554,048
 Vineyard Designate Pinot Noir
                   0       1,600          0    384,000
 Signature Cuvee Pinot Noir
                  236        661      67,496   224,740

Griffin Creek
  Merlot          730        783     141,620   197,316
  Syrah             0        350           0    79,100

Total                                609,549 1,439,204





Winery Operations

The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:


                   Three Months ended      Six Months ended
                        June 30,              June 30,
                    1999      1998       1999        1998

Tasting Room Sales
 and Rental Income
                $226,785   $223,549    $377,282   $378,329
On-site and
 off-site festivals
                  85,920    107,596     200,335    225,500
In-state sales   497,269    575,834     913,164  1,001,897
Out-of-state sales
                 451,238    499,648     908,857    936,838
Bulk wine/
 Misc. sales      12,754     88,393      29,719    323,645
                 _______    _______     _______    _______
Total Revenue
              $1,273,966 $1,495,020  $2,429,357 $2,866,209

Less Excise Taxes 43,561     67,791      82,716     96,843
              __________  _________   _________  _________
Net Revenue   $1,230,405 $1,427,229  $2,346,641 $2,769,366
              ==========  =========   =========  =========

Tasting Room sales and rental income for the three months ended June 30, 1999 increased 1% over the same period in 1998. For the first six months of 1999, the sales decreased less than one percent over the same period in 1998. Retail sales in the tasting room have remained static for the first half of 1999. The
Company believes the current weather pattern of cool and cloudy days witnessed in Oregon this spring was a factor in contributing to stagnant sales. In order to help improve the Company's image as one of Oregon's high quality and high price wineries, it eliminated one of its lower price products, Edelweiss. This adversely affected the dollar revenue in the tasting room in the first half of 1999. Edelweiss sales dropped from 845 cases in 1998 to 194 cases in 1999 in the first six months of each respective period.

On-site and off-site festival sales for the three months ended June 30, 1999 decreased 20% over the second quarter of 1998. For the first half of 1999, sales in this category decreased 11% over the same period in 1999. During the second quarter of 1999, the Company's revenue from its largest festival, Memorial
Day Weekend, dropped from $22,000 in 1998 to $20,000 in 1999. During the first half of 1999 and specifically the second quarter of 1999, the Company saw a decline in wine mail orders from mailings that are directly related to its on-site events. The Company has hired a new retail manager whose main task will be to improve sales in this category.

Sales in the state of Oregon, through the Company's independent sales force, decreased 14% in the three months ending June 30, 1999 over the same period in 1998. For the first half of 1999, the sales decreased
9% over the same period in 1998. The Company's strategy, to replace its lower price "Lot 27"
Chardonnay with a higher quality and higher price
Vintage Chardonnay, affected sales in Oregon. The number of cases sold in 1999 of "Lot 27" Chardonnay declined by 495 cases in the first half of 1999 as compared to the same period in 1998. The Company raised the price on its Pinot Gris wine, which saw a reduction of 362 cases in the first half of 1999 over 1998. These two items accounted for a reduction in revenue of nearly
$75,000 between the first half of 1999 and the first half of 1998.

Out-of-state sales in the three months ending June 30, 1999 decreased 10% over the same period in 1998. For the first half of 1999, sales decreased 3% over the same period in 1998. Sales in the Tualatin Estate product line have been adversely effected by the price increase and upgraded packaging from Tualatin Vineyards to Tualatin Estate, which took effect in the second half of 1998. An example is Tualatin Estate Riesling where the price increased to $59 a case in the first half of 1999 from $40.25 in the first half of 1998. This price increase reduced the sales in the first half of 1999 by 562 cases, or approximately $20,000 in lost revenue, from sales to the Company's largest distributor in Oregon.
The Company has seen an overall reduction of approximately
30% in case depletions but the price increases have made up for a large part of the volume reductions between the first half of 1999 against 1998.

Bulk wine sales were made in the first half of 1998 to further reduce excess inventories from the large harvest of 1997. Whereas in 1998 harvest crop yields were lower, the Company's bulk inventory levels meet its current sales projection so, at this time, the Company has sold only bulk wine for which it had previous contract commitments.


Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first half of 1999 was $82,716. For the same period in 1998, the excise taxes collected was $96,843.


Gross Margin

Winery Operations

As a percentage of revenue, gross margin for the winery operations increased to 57% for the quarter ending June 30, 1999 as compared to 51% in the second quarter of 1998. For the first half of 1999, the gross margin increased to 56% as compared to 49% for the first half of 1998. After adjusting for the lower margin bulk wine sales, the gross margin would have been 57% for the quarter ending June 30, 1999 as compared to 55% for the same period in 1998. For the first half of 1999, the adjusted gross margin would have been 56% as compared to 55% in the first half of 1998. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes it purchases from other vineyards. In order to keep margins at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines with greater profit margins. The price increases that went into effect in the last half of 1998 have contributed to the increase in the gross margins in 1999 over 1998. The Company expects that these margins will continue to grow as it releases its Signature Series and Vineyard Designate Pinot Noir, which will retail for over $35 per bottle.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 6% to $678,432 in the second quarter of 1999 from $639,533 in the second quarter of 1998. For the first half of 1999, selling, general and administrative expenses increased 10% to $1,324,441 from $1,207,074 in the first half of 1998.
The increase was principally attributed to higher costs due to the transition from replacing commission sales agents with full time professional sales managers. The Company pays its in-state sales representatives by commission which is included as a selling expense. At the beginning of 1999, the Company hired a new West Coast Sales Manager and an East Coast Sales Manager, replacing several different sales agents who were paid by commissions on collected revenue. In the first half of 1999, as the agents were phased out, the Company had the expense of commissions paid to the agents and the expenses paid to the new managers. The direct travel expense for the new managers was up $42,000 in the first half of 1999 from 1998 as the new managers traveled to the majority of the Company's distributors throughout the United States.

As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 55% in the second quarter of 1999 from 45% in the second quarter of 1998. For the first half of 1999, as a percentage of revenue from winery operations, selling, general and administrative expenses increased to 56% from 44% in the second quarter of 1998. The increase in percentage was due to the decrease in total revenue plus the increase in selling cost for the first six months of 1999 over the same period in 1998. The Company is spending according to its budget and expects that expenses as a percentage of revenues to decrease in the second half of 1999.

Interest Income, Other Income and Expense

Interest income/other income decreased to $3,313 for the second quarter of 1999 from $12,696 for the second quarter of 1998 because the Company no longer receives interest income from invested funds set aside for the completion of the storage facility. For the first half of 1999, interest income/other income decreased to $5,528 from $19,912 for the first half of 1998.

Interest expense decreased to $122,507 in the second quarter of 1999 from $123,899 in 1998. For the first half of 1999, interest expense decreased to $232,430 from $249,756 for the second half of 1998. Interest costs were lower because the Company paid additional interest fees in 1998 to renegotiate its long term loans to lower its rates over the term of the loans. Also, in the first half of 1999, the Company capitalized $14,699 of interest cost to vineyard development for money borrowed to plant grapes at Tualatin
Estate.   It is the Company's goal to reduce its debt over
time to ease the heavy burden of interest cost and provide better financial flexibility.



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had a working capital balance of $2.3 million and a current ratio of 1.7:1. At December
31, 1998, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1. It is very important that sales improve in the balance of the year, not only to show a profit, but more particularly to reduce inventories to generate cash to pay down account payable and debt and meet on-going financial obligations.

The Company had a cash balance of $135,926 at June 30, 1999. Of the total cash available, the Company has set aside funds in reserve for various future commitments. At June 30, 1999, the Company held $103,000 in reserve to complete the planting and vineyard development cost of the newly planted 60 acres at Tualatin Vineyards. This amount remained from a $1.3 million loan taken out in April of 1997 to purchase Tualatin Vineyards and to plant additional acreage at Tualatin.

On March 31, 1999, the Company obtained an increase in its line of credit from Farm Credit Services. At June 30, 1999, the line of credit balance was $2,252,667. The Company raised the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in March 2000.

As of June 30, 1999, the Company had a total long-term debt balance of $4,146,075 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 1998, the Company was in violation of one of its debt coverage covenants. Farm
Credit Services has temporarily released the Company from complying with this one covenant. Farm Credit Services has notified the Company that unless the Company is able to comply with the debt coverage covenant and reduce borrowing under the line of credit to $1,900,000 at December 31, 1999, Farm Credit Services can make no assurances for continued financing under the line of credit beyond the May 1, 2000 operating loan maturity date.

At June 30, 1999, the Company owed $214,674 payable to a grape grower for the 1997 and 1998 harvest, which will be paid on a quarterly basis for wine sold during that quarter.

At June 30, 1999, the Company has contracted or is in the final stage to contract the purchase of approximately $1 million of grapes for its 1999 harvest.







PART II  OTHER INFORMATION

Other

a.  Status of Computer Software for the year 2000.


The Company began to develop its strategy in the first part of 1998 to make itself "business ready" for the year 2000. Its first step was to make all levels of the Company aware of the basic problems the Company can expect as the year
2000 approaches. Each month the Company holds an all staff meeting. The Company began to set aside time in each meeting to discuss the problem in detail. The Company has made educational awareness a priority in 1999. The Company's small staff makes it easy to communicate with its employees and develop strategy plans.

In November of 1998, the Company's outside computer consultants identified each of the different computer based systems which support the Company's business and production needs. Once the equipment was identified, tests were performed to determine which equipment passed or failed the Y2K compliance testing. A list of the equipment was made and the Company started to replace the critical equipment immediately. From its plan, the Company expects to replace the majority of the effected equipment by the year 2000. At this date, there are only two pieces of equipment for which the test results have not been received. These are the telephone system and the tank control system. The Company expects that both of these systems will be corrected, if necessary, by the year 2000.

Based on tests performed by the consultants and on contacts with equipment manufacturers, the Company is beginning its assessment evaluation to determine the severity of the problem and what needs to be fixed. All critical items on the equipment list have been addressed, including the financial reporting, networking communications, and Point-of-Sale system in the tasting room. As of March 31, 1999, the Company has spent $15,000 on software and hardware upgrades and expects to spend an additional $30,000 in 1999 to insure that its basic needs are taken care of by December 31, 1999.

Due to the nature of the winemaking business, the Company feels most of the critical needs are now fulfilled. The Company is currently testing all temperature control systems for its stainless steel tanks and is prepared to take any necessary action to make them compliant for the year 2000. However, in January, typically, there is very little activity on the production side of the winery. At that time, the wine is aging in stainless steel tanks and oak barrels. The Company does not expect to bottle any wine during the first few months after the year 2000. The Winery's average temperature ranges from 40 to 50 degrees in these months so the wine shall not be in danger of spoiling.

The Company has prepared a short survey to mail to its primary vendors and all distributors to inquire as to their abilities for compliance in the year 2000. The surveys were sent out in the first part of May 1999 and the Company has received most of the surveys back from its vendors. From the returned surveys, the Company will determine any critical needs to be met by the end of the year. The majority of the Company's customers in the state of Oregon are on a cash-collected-at-delivery basis so there is no need to see if their payable software is compliant for the year 2000. The out-of-state customers pose the most significant problem since the Company must be aware that all of their distributors have the means to conduct normal business after 2000. All of the surveys returned have signified that all respondents are Y2K compliant or will be by December 31, 1999.




Item 6     Exhibits and Reports on Form 8-K.

No exhibits or reports.



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

Date:   __________________________________
         By  James W Bernau

         President



Date:   __________________________________
         By John Moore

         Controller