Form 10QSB
period 1999-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 1999-09-29
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

___________________________________________________________

                         FORM 10-QSB
___________________________________________________________

  Quarterly Report Pursuant to Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

            For the Quarter Ended March 31, 1999

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

                                      [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31,
1999
        4,237,231 shares, no par value

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

Signature


















Item 1  FINANCIAL STATEMENTS

                 WILLAMETTE VALLEY VINEYARDS, INC.
                          Balance Sheet

                               March 31,      December 31,
                                 1999             1998
ASSETS                       (unaudited)
                             ___________      ____________
Current Assets:
  Cash and cash equivalents $  128,570      $   149,401
  Accounts receivable trade,
    net                        360,778          371,537
  Income taxes receivable       24,436           24,436
  Inventories                4,821,002        4,601,808
  Prepaid expenses and other
     current assets            109,602           86,986
  Deferred income taxes        234,203          234,203
                               _______         _________
  Total current assets       5,678,591        5,468,371

Vineyard development cost,
    net                      1,921,382        1,892,538
Property and equipment, net  6,747,092        6,790,985
Investments                      4,974            4,974
Notes receivable                47,788           46,937
Debt issuance costs, net       116,661          119,244
Other assets                    67,813           67,813
                             _________         _________
Total assets           $    14,584,301     $ 14,390,862
                           ===========      ===========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit         $   1,952,667     $  1,652,667
  Current portion of
    long term debt             191,176          191,176
  Accounts payable             519,271          315,185
  Accrued commissions
    and payroll                108,161          213,210
  Grapes payable               519,363          581,294
                              ________         ________
  Total current liabilities  3,290,638        2,953,532

Long-term debt               4,089,491        4,101,772
Deferred income taxes          300,083          300,083
                             _________         ________
Total liabilities            7,680,212        7,355,387

Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized,        shares issued
  outstanding                6,789,056        6,781,256

Retained earnings              115,033          254,219
                              ________         ________
Total shareholders' equity   6,904,089        7,035,475

Total liabilities and
  shareholders' equity   $  14,584,301   $   14,390,862

The accompanying notes are an integral part of this financial statement





              WILLAMETTE VALLEY VINEYARDS, INC.
                   Statement of Operations
                        (Unaudited)


                            Three months ended March 31,
                                 1999            1998

Net Revenues
     Case Revenue         $   1,116,236     $  1,106,885
     Bulk Revenue                     -          235,252
                            ___________      ___________
     Total Revenue            1,116,236        1,342,137


Cost of Sales
     Case                       501,705          499,957
     Bulk                             -          211,179
                            ___________      ___________
     Total Cost of Sales        501,705          711,136

Gross Margin                    614,531          631,001


Selling, general and
   administrative expense       646,009          567,541
                            ___________      ___________

Net operating income            (31,478)          63,460
                            ___________      ___________

Other income (expense)
     Interest income              2,026            3,569
     Interest expense          (109,923)        (125,857)
     Other income                   189            3,647
                            ___________      ___________

Net loss before income taxes   (139,186)         (55,181)

Income tax benefit                    -                -
                             ___________      ___________


Net loss                       (139,186)         (55,181)
                            ___________       ___________

Retained earnings beginning of
  period                        254,219          326,199

Retained earnings end of period 115,033          271,018

Basic gain (loss) per
   common share                    (.03)            (.01)

Diluted loss per common share      (.03)            (.01)

Weighted average number of
basic common shares
outstanding                   4,237,231        4,232,681



               WILLAMETTE VALLEY VINEYARDS, INC.
                    Statement of Cash Flows
                        (unaudited)

                            Three Months Ended March 31,
                              1999                 1998
                            ___________      ___________


Cash flows from operating activities:
  Net loss                $   (139,186)  $       (55,181)
  Reconciliation of net
    loss to net cash used
    for operating activities:
    Depreciation and
      amortization             176,686           119,440

    Changes in assets and
      liabilities:
      Accounts receivable trade 10,759            36,089
      Other receivable               -            (4,590)
      Inventories             (219,194)          209,599
      Prepaid expenses         (22,616)          (47,529)
      Grape payable            (61,931)         (114,387)
      Accounts payable         204,087           (16,619)
      Accrued liabilities     (105,049)          (73,049)
                            ___________      ___________

  Net cash provided (used)
    by operating activities   (156,444)           53,773

Cash Flow from investing activities
  Construction expenditures
    and purchases of equipment(115,735)          (13,124)
  Vineyard development
    expenditures               (45,903)          (67,419)
  Cash received for
    investments                      -                 -
  Notes receivable                (851)           (2,701)
                             __________        _________

  Net cash used by
    investing activities      (162,489)          (83,244)
                             __________        _________


Cash Flows from financing activities:
  Line of credit
    borrowings (repayment)     300,000           150,000
  Debt issuance cost             2,583              (600)
  Equity change                  7,800             2,189
  Increase in long term debt   (12,281)          286,489
                             __________        _________

Net cash provided by
  financing activities         298,102           438,048
                             __________        _________

Net increase in cash and
  cash equivalents             (20,831)          408,577

Cash and cash equivalents:
  Beginning of period          149,401            13,541
                             __________        _________

  End of period                128,570           422,188
                              =========          =======

The accompanying notes are an integral part of this financial statement


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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




2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOW:


                                     March 31,  December 31,
                                        1999        1998

Winemaking and packaging materials $  311,649	    $  211,550
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                     2,215,833     1,923,852
Finished goods (bottled wines       2,293,520     2,466,406
 and related products)              _________     _________
                                $   4,821,002    $4,601,808
                                    =========     =========




3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                    March 31,   December 31,
                                      1999          1998

Land and improvements            $  1,041,634	  $ 1,041,326
Winery building and hospitality
  center                            4,530,576    4,539,821
Equipment                           3,840,284    3,715,612
                                    _________    _________
                                $   9,412,494   $9,296,759

Less accumulated depreciation      (2,665,402)  (2,505,774)
                                    _________    _________
                                $   6,747,092	   $6,790,985
                                    =========    =========




4) SUBSEQUENT EVENTS:




ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations



RESULTS OF OPERATIONS
The first quarter of 1999 marks a dramatic shift in the Company's brand and sales strategy. These changes began in 1998 with a shift toward higher quality, higher margin wines. Most of these new wines, like the 1996 Signature Cuvee Pinot Noir and the Griffin Creek Merlot, are now just being introduced into the Company's distribution system by a new professional sales staff. During the first quarter of 1999, the Company made the transition from using stockholder agents to higher compensated Eastern and Western Sales Managers. In addition, the Company's management, including the President, Winemaker, Western and Eastern Sales Managers, made personal visits and sales presentations to its top distributors in many parts of the country in the first quarter of 1999.

While the Company has always produced a net loss in the first quarter, the weakest quarter in the industry, these losses were higher than normal due to the costs of the changes in sales organization noted above, delays in receiving labels from its outside vendor which prevented the releases of key high margin products and the lower than expected retail sales due to a longer than expected period of poor weather.

The Company's focus on making the best wines from Oregon is working. Clive Coats, Master of Wine, in his January issue of THE VINE rated the 1996 Signature Cuvee Pinot Noir the best of the 1996 vintage of Oregon Pinot Noirs. THE WINE SPECTATOR, in the May 31, 1999 issue, gave a 91 score to the 1996 Griffin Creek Merlot, the highest score ever received by an Oregon Merlot.

The higher quality, higher margin wines are nearing their release dates. The Tualatin Estate 1997 Chardonnay will be released in June, and the 1997 Pinot Noir in the late fall.
The Griffin Creek 1997 Syrah, Viognier and Merlot will be released this fall. The new Single Vineyard Designated
Willamette Valley Vineyards Pinot Noirs will also be ready to release this fall.

The Company continues to work on integrating the wine acquired as part of the acquisition of Tualatin Estate Vineyards. The older vintages of Tualatin Estate Chardonnay do not meet the quality standards for the new Tualatin Estate label. In addition, the depreciation from the Tualatin facility, which is not currently operating, is now charged directly to the costs of goods of the Tualatin wine sold in the first quarter of 1999, thereby reducing the gross margin from a profitable 55% down to an unprofitable 26%.



Revenue


Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                        Three Months Ended
                                              March 31,
                                          1999        1998

Tasting Room sales & Rental Income    $ 150,497    $ 154,780
On-site and off-site festivals          114,415      117,904
In state sales                          415,895      426,063
Out of state sales                      457,619      437,190
Bulk wine sales                          16,965      235,252
                                      _________    _________
Gross Revenue                        	$1,155,391  	$ 1,371,189

Less Excise Taxes                        39,155       29,052

Net Revenues                          1,116,236    1,342,137
                                      =========    =========

Tasting Room sales and rental income for the three months ended March 31, 1999 decreased 3% to $150,497 in 1999 from
$154,780 for the same period in 1998.  Sales in the Tasting
Room increased slightly during the first quarter of 1999.
The rental income received during the quarter from the Company's Hospitality Facility decreased by $5,000 in the first quarter of 1999 over the same period in 1998. The
Company contracts out its hospitality and catering service in order to reach a greater number of clientele and to service the customer with a wider variety of products.

On-site and off-site festival sales for the first quarter of 1999 decreased 3% to $114,415 from $117,904 over the first quarter of 1998. In January 1999, the Company held an initial successful Crab Festival at its facility to pair its Chardonnay wine with crab. The Company joined forces with a local seafood restaurant to educate its customers on the pairing of wine with a popular seafood. The Company plans to hold similar events in the future where it will pair certain types of wine with local food products. Sales for the quarter dropped due to the festival in March which was poorly attended because of weather and resulted in a drop in overall revenue in this category.

Sales in the state of Oregon, through the Company's independent sales force, decreased 2% to $415,895 in the first quarter of 1999 from $426,063 over the first quarter of 1998. Although the revenue was down 2%, the actual number of cases decreased by 15% from the first quarter of 1999 over the first quarter of 1998. The decrease was offset, in part, by the increase in the average sales price per case resulting from a price increase in July of 1998.
The Company's sales from secondary Lot 27 and Lot 28 brands of Chardonnay and Pinot Noir also decreased in the first quarter of 1999 as compared to the same quarter in 1998.
The Company made a decision to replace both brands with its higher priced vintage series in all of its major chain stores. This resulted in slower sales but the Company revenues were not greatly effected. The overall effect of this action increased the average sales price, but still resulted in a 2% decrease in sales.

Out-of-state sales in the first quarter of 1999 increased 5% to $457,619 from $437,190 over the first quarter of 1998.
In September of 1998, the Company increased its prices to all out-of-state distributors in order to strengthen its profitability. The Company expected a reduction in case sales but believed the increase in price would offset slower sales. The Company's strategy is to increase the average sales price per case in 1999.

Bulk wine sales were made in the first quarter of 1998 to further reduce excess inventories from the large harvest of 1997. The Company did not have any excessive inventory from its 1998 crush thus there was a reduction in bulk sales in the first quarter of 1999.

Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (that is shown on the Statement of Operations). The amount for the first quarter of 1999 was $39,155. For the same period in 1998, the excise taxes collected were $29,052.

Gross Profit
Winery Operations
As a percentage of revenue, gross profit for the winery operations decreased to 55% in the first quarter of 1999 as compared to 47% in the first quarter of 1998. After adjusting for the sale of lower margin bulk wine, the gross margin was 55% in the first quarter of 1998. The Company expects the gross margins to remain near this level through 1999. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes that it purchases from other vineyards and the cost to upgrade its labels and the package presentation of its product. In order to keep margins at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines which have a greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 14% to $646,009 in the first quarter of 1999 from $567,541 in the first quarter of 1998. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 58% in the first quarter of 1999 from 42% in the first quarter of 1998. The increase was principally attributed to higher costs due to implementing a more effective sales organization. In the first quarter of 1999, the Company hired East Coast and West Coast Sales Managers, which increased its selling cost significantly. The largest expenditures came in travel and entertainment expenses, which increased by $25,000 as each manager made personal visits to the distributors in their assigned areas. Also there was a direct salary expense increase of $21,000 over the same period in 1998. During this same time period, the Company continued to pay commissions to its sales representatives who were not terminated until April, 1999. Throughout the rest of 1999, the Company expects the cost of hiring these Sales Managers will be offset by the commissions savings which would have been paid to the now terminated sales representatives. The Company recognized and budgeted for these additional expense in the first quarter of 1999 because it needed to invest in a more professional staff, which the Company believes will better represent the Company and its products leading to additional sales volumes.



Interest Income, Other Income and Expense

Interest income/other income decreased to $2,215 for the first quarter of 1999 from $7,216 for the first quarter of 1999. Interest expense decreased to $109,923 in the first quarter of 1999 from $125,857 in 1998. Interest costs were lower because to the Company paid additional interest in 1998 to renegotiate its long term loans to lower its rates over the term of the loans. Also in the first quarter of 1999, the Company capitalized $7,258 of interest cost to vineyard development for money borrowed to plant grapes at Tualatin Estate. It is the Company's goal to reduce its debt over time to ease the heavy burden of interest cost and provide better financial flexibility.

Income Taxes

As in prior years, the Company has operated with a net loss for the first three months in 1999 but expects to show a profit by the end of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital balance of $2.4 million and a current ratio of 1.7:1. At December
31, 1998, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1.

The Company had a cash balance of $128,570 at March 31, 1999. The Company has $119,447 in funds from Farm Credit Services committed to complete the planting at Tualatin Vineyards in 1999. These remaining funds are from a $1.3 million loan taken out in April of 1997 to purchase Tualatin Vineyards and to plant additional acreage at Tualatin. The Company receives approximately 6% interest on these funds until the time the funds are withdrawn from Farm Credit Services to pay for the new plantings.

On March 31, 1999 the Company obtained an increase in its line of credit from Farm Credit Services. At March 31,
1999, the line of credit balance was $1,952,667.  The
Company raised the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in March 2000.

As of March 31, 1999, the Company had a total long term debt balance of $4,280,667 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 1998 the Company was in violation of one of its debt coverage covenants. Farm Credit Services has released the Company from complying to this one covenant. Farm Credit Services has notified the Company that unless it is able to correct the violation of the debt coverage covenant and reduce borrowing under the line of credit to $1,900,000 at December 31, 1999 that it can make no assurances for continued financing under the line of credit beyond the May 1, 2000 operating loan maturity date.

At March 31, 1999, the Company still owed $519,363 on grape contracts for the 1998 fall harvest. Of this amount, the Company paid $302,095 on April 1, 1999 from its line of credit. After this payment the total amount outstanding was $2,250,000 on its line of credit. As of April 1, 1999, a balance of $217,268 remains payable to a grape grower, which will be paid as the wine is sold.




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

In November of 1998, the Company's outside computer consultants identified each of the different computer based systems which support the Company's business and production needs. Once the equipment was identified, tests were performed to determine which equipment passed or failed the Y2K compliance testing. A list of the equipment was made and the Company started to replace the critical equipment immediately. From its plan the Company expects to replace the majority of the effected equipment by the year 2000. At this date, there are only two pieces of equipment for which the test results have not been received. These are the telephone system and the tank control system. The Company expects that both of these systems will be corrected if necessary by the year 2000.

Based on tests performed by the consultants and on contacts equipment manufacturers, the Company is beginning its assessment evaluation to determine the severity of the problem and what needs to be fixed. All critical items on the equipment list have been addressed, including the financial reporting, networking communications, and Point-of-Sale system in the tasting room. As of March 31, 1999, the Company has spent $15,000 on software and hardware upgrades in 1998 and expects to spend an additional $30,000 in 1999 to insure that its basic needs are taken care of by December 31, 1999.

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

The Company has prepared a short survey to mail to its primary vendors and all distributors to inquire as to their abilities for compliance in the year 2000. The surveys were sent out in the first part of May 1999 with a response requested by May 17, 1999. From the returned survey, the Company will determine any critical needs to be met by the end of the year. The majority of the Company's customers in the state of Oregon are on a cash-collected-at-delivery basis so there is no need to see if their payable software is compliant for the year 2000. The out-of-state customers will need to assure the Company that their business is 2000 year ready.








PART II.  OTHER INFORMATION


Item 4     Exhibits and Reports on Form 8-K.

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