Form 10QSB
period 1999-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 1999-11-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

___________________________________________________________

                        FORM 10-QSB
___________________________________________________________

   Quarterly Report Pursuant to Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

           For the Quarter Ended September 30, 1999

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

                                 [X] YES       [  ] NO

  Number of shares of common stock outstanding as of
September 30, 1999   4,237,481 shares, no par value

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

Signature























                   WILLAMETTE VALLEY VINEYARDS, INC.

                              Balance Sheet

                              September 30,     December 31,
                                 1999              1998
ASSETS                        (unaudited)        __________
Current Assets:
   Cash and cash equivalents    $  104,560       $  149,401
   Accounts receivable trade, net  385,269          371,537
   Income taxes receivable          24,436           24,436
   Inventories                   5,164,263        4,601,808
   Prepaid expenses                 68,869           86,986
   Deferred income taxes           234,203          234,203
                                   _______         _________
   Total current assets          5,981,600        5,468,371

Vineyard development cost, net   1,933,532        1,892,538
Property and equipment, net      6,638,523        6,790,985
Investments                          4,974            4,974
Notes receivable                    51,613           46,937
Debt issuance costs, net           190,340          119,244
Other Assets                        67,813           67,813

                                  _________        _________
Total assets                    14,868,395     $ 14,390,862

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Line of credit            $   2,257,667     $  1,652,667
   Current portion of
       long term debt              191,176          191,176
   Accounts payable                694,422          315,185
   Accrued commissions and payroll 184,945          213,210
   Grapes payable                  225,820          581,294
                                  ________         ________
   Total current liabilities     3,554,030        2,953,532

Long-term debt                   4,111,208        4,101,772
Deferred income taxes              300,083          300,083
                                 _________         ________
Total liabilities                7,965,321        7,355,387

Shareholders' equity
   Common stock, no par value - 10,000,000
   shares authorized, 4,237,481 shares issued
   outstanding                   6,789,056        6,781,256

Retained earnings                  114,018          254,219
                                  ________         ________
Total shareholders' equity       6,903,074        7,035,475

Total liabilities and
    shareholders' equity      $ 14,868,395      $ 14,390,862

The accompanying notes are an integral part of this financial statement.





                   WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (Unaudited)


               Three months ended       Nine months ended
                 September 30,            September 30,
              1999         1998        1999          1998

Net Revenues
  Case Revenue
          $ 1,640,133  $ 1,678,549  $ 3,986,774  $ 4,124,564
  Bulk Revenue
                    -         -               -      323,645
  Total Revenue
            1,640,133    1,678,549    3,986,774    4,448,209


Cost of Sales
  Case        786,726      814,631    1,816,503    1,913,924
  Bulk              -            -            -      306,314
  Total Cost
    of Sales  786,726      814,631    1,816,503    2,220,238

Gross Margin  853,407      863,918    2,170,271    2,227,971

Selling, general and
   administrative expense
              693,557      654,270    2,018,667    1,861,344

Net operating income
              159,850      209,648      151,604      366,627

Other income (expense)
  Interest income
                2,132        5,549        6,639      22,218
  Interest expense
             (124,201)    (123,555)    (356,632)   (373,311)
  Other income 57,166            -       58,188       3,647

Net income (loss) before income taxes
               94,947       91,642     (140,201)      19,181

Income tax          -           -             -            -

Net income (loss)
               94,947       91,642     (140,201)      19,181

Retained earnings beginning of
  period       19,071      253,738      254,219      326,199

Retained earnings end of period
              114,018      345,380      114,018      345,380

Basic gain (loss) per common share
                  .02         .02         (.03)           -

Diluted gain (loss) per common share
                  .02         .02         (.03)           -

Weighted average number of
basic common shares outstanding
            4,237,481   4,232,681    4,237,481     4,232,681



                 WILLAMETTE VALLEY VINEYARDS, INC.
                     Statement of Cash Flows
                          (unaudited)

                            Nine Months Ended September 30,
                                1999               1998
Cash flows from operating activities:
  Net income (loss)         $  (140,201)        $   19,181
  Reconciliation of net income (loss) to net cash used
   for operating activities:
   Depreciation and amortization
                                538,377            446,523
   Stock issued for compensation
                                  7,800              2,188
   Changes in assets and liabilities:
    Accounts receivable trade,net
                                (13,732)            98,633
    Other receivable                  0              3,122
    Inventories                (562,455)           474,481
    Prepaid expenses             18,117            (53,648)
    Grape payable              (355,474)          (499,028)
    Accounts payable            379,237           (195,330)
    Taxes payable                     -                  -
    Accrued liabilities         (28,265)           (19,527)

  Net cash provided (used) by operating activities
                               (156,596)           276,595



Cash Flow from investing activities
  Construction expenditures and purchases of equipment
                               (333,190)          (296,142)
  Vineyard development expenditures
                                (93,719)          (240,573)
  Cash received for investments       0             92,956
  Notes receivable               (4,676)           102,233

  Net cash used by investing activities
                               (431,585)          (341,526)


Cash Flows from financing activities:
  Line of credit borrowings     605,000            180,370
  Capitalized loan fee          (71,096)             1,043
  Increase in long term debt      9,436            264,659

Net cash provided by financing activities
                                543,340            446,072

Net increase (decrease) in cash and cash equivalents
                                (44,841)           381,141

Cash and cash equivalents:
  Beginning of period           149,401             13,541

  End of period                 104,560            394,682

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


2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS
FOLLOWS:

                              September 30,     December 31,
                                 1999                1998

Winemaking and packaging materials
                            $    299,378       $     211,550
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                1,553,986           1,923,852
Finished goods (bottled wines  3,310,899           2,466,406
  and related products)
                                ________            ________
                             $ 5,164,263         $ 4,601,808

3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                            September 30,       December 31,
                                1999               1998


Land and improvements       $  1,143,348       $  1,041,326
Winery building and hospitality
  center                       4,530,576          4,539,821
Equipment                      3,956,026          3,715,612
                                ________           ________
                               9,629,950          9,296,759
Less accumulated depreciation (2,991,427)        (2,505,774)
                               _________          _________
                               6,638,523          6,790,985



      Management's Discussion and Analysis of
    Financial Condition and Results of Operation


RESULTS OF OPERATION

The Company continues to implement its five year plan developed following the return in September, 1997, of the Company's Founder, Jim Bernau, as operator of the business. Wine quality has increased under the leadership of Vice President of Production and Winemaker, Joe Dobbes, and winegrape quality and vineyard management has improved under the leadership of Senior Vineyard Manager, Stirling Fox. Higher margin wine sales have increased under the leadership of Vice President of Sales, Todd Collatin. Management is implementing its plan to reduce its bank debt and payables, and improve its cash position.


Wine Quality

The Company's wine ratings are the highest in its history. In the June 30, 1999 issue, The Wine Spectator magazine gave the Willamette Valley Vineyards 1997 Late Harvest Viognier a "93" with senior editor Harvey Steiman calling it a "stunner". The Tualatin Estate 1997 Late Harvest Gewurztraminer received a "90" from the Wine Spectator's June 30, 1999, issue. Also, the Griffin Creek 1996 Merlot received a "91" from the Wine Spectator's May 31, 1999, issue .

The Willamette Valley Vineyard 1996 Founders' Reserve Chardonnay won the "Best of the Best" award at the Northwest Wine Summit held at Timberline Lodge in May 1999, and the 1996 Estate Chardonnay was rated a "90" by Wine Enthusiast magazine in the February 1999 issue. The 1998 Tualatin Estate Semi-Sparkling Muscat received a Double Gold at the San Francisco International Wine Competition in July, 1999, and gold medals at the Los Angeles County Fair in June, 1999, and Grand Harvest Awards in January 1999, sponsored by Vineyard & Winery magazine. The editor of the Wine Spectator wrote a feature story in the February 1999, issue about our Semi-Sparkling Muscat and how Joe Dobbes, our winemaker, pioneered the style.

The Griffin Creek 1997 Pinot Noir won the Gold medal for its variety at the 1999 Dallas Morning News Competition in Texas and was named one of the best of the vintage at Atwaters' (a premier Oregon restaurant), Annual Pinot Noir Dinner in Portland, Oregon.

The Beverage Testing Institute, which provides ratings to Epicurious, the website for Gourmet and Bon Appetite magazines gave our new release, the 1997 Griffin Creek Merlot a "91" rating in July 1999. Whereas the Company was previously known for its great values and "Best Buys", it is now receiving recognition for most expensive wines. The most significant review was the annual review in 1998 of Oregon Pinot Noirs by Clive Coates, Master of Wine and Publisher of the "The Vine" where he rated the Company first release of its 1996 Signature Cuvee as the leading Pinot Noir of the 1996 Oregon vintage.


Sales

The price increases, which went into effect September of 1998 resulted in a substantial purchases of product by the Company's distributors in the third quarter of 1998, before the price increases went into effect. These higher prices were eventually reflected into the trade, at the retailer level beginning in April of this year. For our vintage line, particularly Pinot Noir, Pinot Gris, and Chardonnay, out-of-state sales to the retail customer slowed significantly following the price increases. Revenues from out-of-state distributors in the third quarter of 1999 were down 27% and case volume was down 39% as compared to the third quarter of 1998. Revenues per case from out-of-state distributors in the third quarter of 1999 were up 19%
($13.52 per case) and gross profit per case up 28% ($9.64 per case) as compared to the third quarter of 1998.

Sales incentive programs to encourage distributor sales representatives to present the Company's products have resulted in higher sales in October (FOB sales $291,000 in 1999 vs. $120,000 in 1998) with some short term sacrifice in gross margin.

Since the price increases were adopted in Oregon, in July of last year, the quarter to quarter review is more comparable. Cases sold in the state of Oregon in the third Quarter of 1999 were down 3%, revenues up 14% ($9.91 per case) and gross profit per case up 15% ($5.98 per case) as compared to the same period in 1998.

The Griffin Creek brand, the Company's new and most expensive wines, are selling at a rate of 147% ahead of plan and have been placed on allocation to distributors and accounts. The production of these wines is growing. Since 1997, the Griffin Creek label has produced 1,460 cases from its 1996 vintage, 3,457 cases from its 1997 vintage, and 8,790 cases from its 1998 vintage.

The new estate grown brand, Tualatin Estate, is also experiencing higher than budgeted sales for its Gewurztraminer, Pinot Blanc, and Semi-Sparkling Muscat. The Tualatin Estate Chardonnay label won the Oregon State Fair Label Design Award in August 1999, and has been recently released. The 1997 Tualatin Estate Pinot Noir was poured at this year's International Pinot Noir Celebration where Decanter magazine wrote, "Tualatin, one of Oregon's oldest vineyards, has returned to top form with its 1997 bottling". This wine is now limited to Tasting Room sales. The re-introduction of the vineyard's Pinot Noir to the general market will be with the 1998 vintage scheduled for May 2000 release.







Wine Inventory

The winery's inventory of high margin wines has never been greater. Successful distribution of these wines will result in higher total revenues and margins. For Example:


                        Cases               Revenue @ FOB
                    @9/30/98  @9/30/99   @9/30/98  @9/30/99
Willamette Valley Vineyards
Founders Pinot Noir   3,143    3,130    $ 553,168  $ 550,880
Vineyard Designate Pinot Noir
                      1,131    2,909      271,440    814,520
Signature Pinot Noir    842    1,117      286,280    402,120
Chardonnay Vintage Series
                      7,936    7,745      706,304    689,305
Pinot Noir Vintage Series
                     18,345   16,732    1,852,845  1,890,716
Pinot Gris Vintage Series
                      5,647    6,713      463,054    617,596

Griffin Creek Label
Merlot                  724      433      140,456    109,116
Syrah                            221                  49,946
Pinot Noir               76    1,232       17,176    278,432
Pinot Gris              902    1,173       90,200    136,068

Tualatin  Estate Label
                      5,400    7,407      475,200    651,816

Subtotal             44,156   48,812    4,856,123  6,190,515


Cases bottled in October 99 not included in totals (Bottling in 1998 was completed by 9/30/98).

Willamette Valley Vineyards
Founders Pinot Noir            2,539                 446,864
Chardonnay Vintage Series        811                  72,179
Pinot Noir Vintage Series      6,679                 754,727
Pinot Gris Vintage Series      2,004                 184,368

Griffin Creek Label
Merlot Syrah                   1,393                 172,036

Total              44,146     62,238    4,856,123  7,820,689

Per Case average of FOB
projected revenue before any discounts    110.00     125.66





Debt Reduction

In order to reduce depreciation and interest charges and increase cash availability, in the third quarter of 1999 the Company embarked on a plan to sell its Tualatin Estate assets and lease back on a long term basis what the Company needed. This necessitated purchasing adjoining property to permit the division of the land into three marketable parcels. These parcels are called Mt. Hood Estate (78 acres) with 63 acres of new vines, Meadow View Estate (75 acres) with 23 acres of mature vineyard, and the Winery Estate (115 acres) with 54 acres of mature vineyard and the winery related buildings. The total aggregate asking price for these parcels is $4.2 million.

The purchase of 33 adjoining acres was completed by July
1999, and financed, in part, by thinning timber out of the remote wooded areas of the property. As a result of this property addition, the plantable acreage at Tualatin Estate has increased to 37 acres. Eighty (80) acres of mature vines were acquired at the time of purchase in April 1997.
An additional 63 acres were planted in 1997 through 1999.
There is now a total of 180 acres of vines and plantable acreage at Tualatin Estate.

The Company has accepted offers of $1.5 million on the Mt. Hood Estate and $800,000 on the Meadow View Estate. The Mt. Hood Estate is in escrow while the interested party conducts his due diligence. Management is negotiating a purchase agreement on the Meadow View Estate and expects to be in escrow in December. The remaining parcel, the Winery Estate, has been recently appraised at the direction of the Company's lender for $1.825 million. Management is actively advertising the winery's availability in the Wine Spectator and Wine Enthusiast magazines and fielding questions from callers and visitors. The options for the Winery Estate are selling the property and leasing back the vineyards and needed buildings; operate the winery as a joint venture to provide for future additional capacity or failing to sell the property, hold it for future use if needed. In any event, the wine grapes from the property are needed for the Company production needs.

The Company intends to leave $900,000 of the $1.3 million long term Tualatin mortgage on the Winery Estate property and use the balance of the sale proceeds to reduce interest expense, and increase liquidity by paying down the credit line and payables. By leasing back the vineyards on a long-term basis, the Company has the benefit of controlling winegrape quality and growing costs.







Revenue

Winery Operations

The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:


                      Three Months ended   Nine Months ended
                        September 30,         September 30,
                      1999         1998    1999        1998

Tasting Room Sales and Rental Income
               $ 293,838   $ 274,378   $ 671,120   $ 652,706
On-site and off-site festivals
                 135,227     131,616     335,562     357,117
In state sales   627,298     530,555   1,540,462   1,532,746
Out of state sales
                 630,668     810,650   1,539,525   1,747,488
Bulk wine sales    6,944          -       36,663     323,645
Total Revenue
              $1,693,975  $1,747,199  $4,123,332  $4,613,702

Less Excise Taxes
                  53,842      68,650     136,558     165,493

Net Revenue
             $1,640,133   $1,678,549  $3,986,774  $4,448,209

Tasting Room sales and rental income for the three months ended September 30, 1999 increased 7% over the same period in 1998. For the first nine months of 1999, the sales increased 3% over the same period in 1998.

On-site and off-site festival sales for the three months ended September 30, 1999 increased 3% over the third quarter of 1998. For the first nine months of 1999, sales in this category decreased 6% over the same period in 1998.

Sales in the state of Oregon, through the Company's independent sales force, increased 18% in the three months ending September 30, 1999 over the same period in 1998. For the first nine months of 1999, the sales increased 1% over the same period in 1998. Beginning July 1, 1998, the Company increased the price of its wine by an average of 8% in state. For the first half of 1999, the Company's revenues were lower due to the 1998 price increase. Results for the three months ending September 30, 1999, however shows that the Company has at least partially recovered from the effect of the mid-1998 price increases.

In the fourth quarter of 1998, the Company introduced its Griffin Creek product line from grapes produced in Southern Oregon. The sales of this high price and high margin wines have grown steadily in the first nine months of 1999. In-state sales for the third quarter of 1999 were $78,000, which represents new sales that did not exist in the third quarter of 1998. For the nine months ending September 30, 1999, in-state sales from the Griffin Creek product line amounted to $98,378 as compared to no sales in the same time period in 1998. The Griffin Creek 1996 Merlot, retailing for $35 per bottle, received a score of "91" from "The Wine Spectator" May 1999 issue. This was the highest score ever received by the winery for one of its wines, until the "93" score on the Willamette Valley Vineyards Late Harvest Viognier received in the June issue.

Out-of-state sales in the three months ending September 30, 1999, decreased 22% over the same period in 1998. For the first nine months ending September 30, 1999, sales decreased 12% over the same period in 1998. Effective September 1 1998, the Company raised it price to all out-of-state distributors, which caused the distributors to make large purchases in August 1998 in anticipation of the price increases. The out-of-state revenues in August 1998 exceeded August 1999 revenues by $36,000. In addition, September 1998 out-of-state revenues exceeded September 1999 out-of-state revenues, by $90,000 due to a one time $102,000 order sold to a Stanford University alumni group.

The May 15, 1998, issue of the Wine Spectator magazine rated the 1996 Willamette Valley Vineyards Chardonnay as a leading "top pick\best buy" in the world class category. The article also quoted Harvey Steiman, editor at large, "Willamette Valley Vineyards, Oregon's second largest winery, is on its way to becoming that state's most reliable producer of widely available wine...The best is yet to come." With that great endorsement, the Company spent a considerable amount of funds in advertising to project the Company's Chardonnay image as a best value in its class. This endorsement came at the time where the Company had significant inventory of Chardonnay. The revenues generated from this article plus the aggressive price and marketing efforts of the Company helped reduce the excessive Chardonnay inventory. Since then, the Company has reduced the amount of Chardonnay it produces to balance the reduced sales the Company expects in 1999. In the months of May through September 1998, the Company sold 3,443 cases of Vintage Chardonnay to out-of-state distributors as compared to 1,210 cases for the same period in 1999. A large part of the Company's sales came from a 1,600 case order from Stanford University.

Bulk wine sales were made in the first half of 1998 to further reduce excess inventories from the large harvest of 1997. No such sales were made in the nine months ending
September 30, 1999.

Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first nine months of 1999 was $136,558. For the same period in 1998, the excise taxes collected was $165,493.

Gross Margin
As a percentage of revenue, gross margin for the winery operations increased to 52% for the quarter ending September 30, 1999 as compared to 51% in the same period in 1998. For the first nine months of 1999, the gross margin increased to 54% as compared to 50% for the first nine months of 1998. After adjusting for the lower margin bulk wine sales, the gross margin would have been 54% for the first nine months of 1999 as compared to 54% for the same period in 1998. In each of the third quarters of 1998 and 1999, the Company wrote off $10,000 of idle plant expense on its inactive Tualatin production facility. The idle plant expense is charged directly to cost of goods. Also, in the third quarter of 1999, the Company sold $44,000 of product to its sales agents in England and Japan at a lower gross margin. In the third quarter of 1999, the Company offered special promotional allowances on its product, which amounted to a revenue reduction of $30,000 or nearly one percent of gross margin. In the past few years, the Company has experienced higher production costs, specifically in the price of grapes that it purchases from other vineyards. In order to keep margin's at a sustained level, the Company has expanded its marketing efforts to sell higher priced wines, which have a greater profit margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 6% to $693,557 in the third quarter of 1999 from $654,270 in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expenses increased 8% to $2,018,667 from $1,861,344 for the same period in 1998. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 42% in the third quarter of 1999 from 39% in the third quarter of 1998. For the first nine months of 1999, as a percentage of revenue from winery operations, selling, general and administrative expenses increased to 51% in 1999 from 42% in 1998. In the third quarter of 1999, the Company sponsored two major events in 1999, which they did not sponsor in 1998. The Company spent $6,000 for the MT Hood Jazz Festival and $8,000 for the Portland Rose Festival. The Company is "rolling-out" the new Griffin Creek brand, its new higher quality Signature Cuvee and Single Vineyard Designate and the re-introduction of the Tualatin Estate brand resulting in higher sales costs.

At the beginning of 1999, the Company hired a new West Coast Sales Manager and an East Coast Sales Manager, each of whom replaced several different sales agents who were paid by commissions on collected revenue. In the six months of 1999, as the agents were phased out, the Company had the expense of commissions paid to the agents and the expenses paid to the new managers. The direct travel expense for the new managers was up $42,000 in the first six months of 1999 from 1998 as the new managers traveled to the majority of the Company's distributors throughout the United States.


Interest Income, Other Income and Expense
Interest income/other income decreased to $2,132 for the third quarter of 1999 from $5,549 for the third quarter of 1998 because the Company no longer receives interest income from invested funds set aside for the completion of the storage facility. For the first nine months of 1999, interest income/other income decreased to $6,639 from $22,218 for the same period in 1998.

Interest expense increased to $124,201 in the third quarter of 1999 from $123,555 for the same period in 1998. For the first nine months of 1999, interest expense decreased to $356,632 from $373,311 for the first nine months of 1998. Interest costs have been lower in 1999 because the Company paid additional interest fees in 1998 to renegotiate its long-term loans to lower its rates over the term of the loans. Also, in the first nine months of 1999, the Company capitalized $22,796 of interest cost to vineyard development
for money borrowed to plant grapes at Tualatin Estate.   It
is the Company's goal to reduce its debt over time to ease the heavy burden of interest cost and provide better financial flexibility.

Other income in the third quarter of 1999 was $57,166 due to the sale of timber from a thinning operation on its Tualatin Estate property. This increased the other income for the nine-month period in 1999 to $58,188 as compared to $3,647 for the first nine months of 1998.

Income Taxes

The Company has operated at a loss for the first nine months of 1999 and has not booked any income tax expense at this time.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1999, the Company had a working capital balance of $2.4 million and a current ratio of 1.7:1. At
December 31, 1998, the Company had a working capital balance of $2.5 million and a current ratio of 1.9:1.

The Company had a cash balance of $104,560 at September 30, 1999. Of the total cash available, the Company has held $60,000 in reserve to complete the development of newly planted 60 acres at Tualatin Vineyards. This amount remained from a $1.3 million loan taken out in April of 1997 to purchase Tualatin Vineyards and to plant additional acreage at Tualatin.

On March 31, 1999, the Company obtained an increase in its line of credit from Farm Credit Services. At September 30, 1999, the line of credit balance was $2,257,667. The Company raised the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in March 2000.

At September 30,1999, inventory was at $5,164,263 as compared to $3,782,246 for the same time period in 1998. The increase is mainly due to planned buildup of higher price and higher margin wines.

As of September 30, 1999, the Company had a total long-term debt balance of $4,302,384 with the majority owed to Farm
Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31,
1998, the Company was in violation of one of its debt coverage covenants. Farm Credit Services has temporarily released the Company from complying with this one covenant.
Farm Credit Services has notified the Company that unless the Company is able to comply with the debt coverage covenant and reduce borrowing under the line of credit from its balance at September 30, 1999, of $2,257,667 to $1,900,000 at December 31, 1999, that Farm Credit Services can make no assurances for continued financing under the line of credit beyond the May 1, 2000 operating loan maturity date.

At September 30, 1999, the Company has paid all grape contracts due for the 1998 fall production crop and has contracted approximately $800,000 for the 1999 harvest.

At September 30, 1999, the Company owed $214,674 payable to a grape grower for the 1997 and 1998 harvest, which will be paid on a quarterly basis for wine sold during that quarter. This payable is a reflection of a joint effort by a Rogue Valley wine grower and the Company to develop a market for high quality Bordeaux and Rhone varieties under the label owned by the Company called Griffin Creek.








PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.


Other

(a) Status of Computer Software for the year 2000.


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

In November of 1998, the Company's outside computer consultants identified each of the different computer based systems, which support the Company's business and production needs. Once the equipment was identified, tests were performed to determine which equipment passed or failed the Y2K compliance testing. A list of the equipment was made and the Company started to replace the critical equipment immediately. From its plan, the Company replaced the majority of the effected equipment by the year 2000. At this date, there are only two pieces of equipment that are completely Y2K compliant. These are the telephone system and the tank control system. The Company expects that both systems will operate after January 1, 2000. The manufacturers warn that erroneous or nonsense dates could be generated, which could obscure the Company's ability to collect data with the correct date displayed.

All critical items on the equipment list have been addressed, including the financial reporting, networking communications, Point-of-Sale system in the tasting room, and production monitoring equipment. As of September 30, 1999, the Company has spent $20,000 on software and hardware upgrades and expects to spend an additional $20,000 in 1999 to ensure that its basic needs are taken care of by December 31, 1999. All personnel computers will be replaced by December 15, 1999 making them compliant by the end of the year.

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

The Company has prepared a short survey to mail to its primary vendors and all distributors to inquire as to their abilities for compliance in the year 2000. The surveys were sent out in the first part of May 1999 and the Company has received most of the surveys back from its vendors. From the returned surveys, the Company will determine any critical needs to be met by the end of the year. The majority of the Company's customers in the state of Oregon are on a cash-collected-at-delivery basis so there is no need to see if their payable software is compliant for the year 2000. The out-of-state customers pose the most significant problem since the Company must be aware that all of their distributors have the means to conduct normal business after 2000. All of the survey returned have indicated that all respondents are Y2K compliant or will be by December 31, 1999.


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