Form 10KSB
period 1999-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2000-03-30
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

                                      As of December 31, 1999

Issuer's revenues for its most recent fiscal year:    $5,914,208

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $8,506,862

Number of shares of Common Stock outstanding:      4,253.431

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

The Company owns 50 acres of planted vineyards--42 acres producing Acres and 8 acres in development, which includes a grafting of 8 acres to Pinot Noir in 1999. In April 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards, Inc.
(TVI), adding 83 acres of producing vineyard, 60 more plantable acres and an additional 20,000 cases of wine making capacity. The purchase price paid by the Company to the Tualatin Valley shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards' current assets minus their current and long-term liabilities as reflected in their balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601 paid to the Tualatin Vineyard, Inc. shareholders.

In December 1999, the Company sold one parcel of three parcels offered for sale at its Tualatin Estate Vineyard. The Company entered into an agreement with the new owners to lease back the land for farming the grapes for use in the Company's Estate bottling program. The final purchase price paid was $1,500,000 for the 80 acre parcel. The lease is for twenty years with three 5 year renewals at the Company's option. The Company continues to offer the two remaining properties and equipment on the same type of sale/leaseback arrangement. One parcel contains 75 acres priced at $808,700 and the last parcel, which contains the Tualatin Estate winery plus 115 acres, is priced at $1,825,000.

The Company also leases O'Connor Vineyards on a ten-year contract adding an additional 54 producing acres. All of these highly regarded vineyards are within the Willamette Valley Appellation.


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:
Pinot Noir, the Company's flagship and its largest selling varietal in 1999; Chardonnay, Pinot Gris, Riesling, Dry Riesling, Gewurztraminer and Oregon Blossom (blush blend). As a convenience to our restaurant customers, the Company produces some of its products in larger sized packages.

The Company currently produces and sells small quantities of Oregon's Nog(a seasonal holiday product) and Edelweiss under a "Made in Oregon Cellars" label.

In November 1998, the Company released a new label under the Griffin Creek brand name. This represents a joint effort between the Company and Quail Run Vineyards to develop a new brand of wines from the Southern Oregon growing region. Currently, the Company has several varieties under this label; Merlot, Syrah, Pinot Gris, Chardonnay, Viognier, and Pinot Noir.


Market Overview

Wine Consumption Trends: Wine consumption in the United States declined from 1987 to 1994 due to increased consumer health concerns and a growing awareness of alcohol abuse. That decline was led by sharp reductions in the low-cost non-varietal ("jug") wine and wine cooler segments of the market, which, prior to 1987, were two of the fastest growing market segments. Beginning in 1994, per capita wine consumption began to rise. The Company estimates that premium, super premium and ultra premium wine consumption will experience a moderate increase over the next few years. Consumers have restricted their drinking of alcoholic beverages and view premium, super premium and ultra premium wines as a beverage of moderation. The Company believes this change in consumer preference from low quality, inexpensive wines to premium, super premium and ultra premium wines reflects, in part, a growing emphasis on health and nutrition as a principal element of the contemporary lifestyle as well as an increased awareness of the risks associated with alcohol abuse.

The Oregon Wine Industry. Oregon is a relatively new wine producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 1999, there were 136 commercial wineries licensed in Oregon and over 9,800 acres of wine grape vineyards, 7,400 acres of which are currently producing. Total production of Oregon wines in 1999 is estimated by the Company to be approximately 735,000 cases. Oregon's entire 1999 production would have an estimated retail value of approximately $74 million, assuming a retail price of $100 per case, and a FOB value of approximately one-half of the retail value, or $37 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon's Pinot Noir and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon wine producers enjoy certain cost advantages over their California and French competitors due to lower costs for grapes, vineyard land and winery sites. For example, the average cost of unplanted vineyard land in Napa County, California is approximately $40,000 per acre as compared to approximately $6,000 per acre in Oregon. In the Burgundy region of France, virtually no new vineyard land is available for planting.

Oregon does have certain disadvantages, however. As a new wine producing region, Oregon's wines are relatively little known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages. Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains were to occur just prior to the autumn grape harvest, the quality of harvested grapes could materially diminish thereby affecting that year's wine quality. Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 1999, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the Third Quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the O'Connor Vineyard for which the Company has a 10 year lease. Any care and training of new plants at the O'Connor will not be at the expense of the Company.

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

In 1994, the largest development in the Oregon wine industry is King Estate Winery was completed. The facility, which is located 22 miles southwest of Eugene, is approximately 100,000 square feet in size surrounded by a 180 acre vineyard. The Company estimated King Estate's wine production in 1996 to be 250,000 gallons. King Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls. The Benziger family created the huge Glen Ellen wine brand in California, before selling it off to Brown-Forman. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased international recognition to the quality of Oregon wines.

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

The Company's marketing and selling strategy is to sell its premium, super premium and ultra premium cork finished wine through a combination of (i) direct sales at the Winery, (ii) self-distribution to local and regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible. Most of the Company's wines are sold under its Willamette Valley Vineyards label.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 37 acres producing which includes 17 acres of Pinot Noir and 8 acres of Riesling grape vines planted in 1985, which were grafted to Pinot Noir in 1999. The Company planted 8 acres of Pinot Gris vines in May 1992 and 6 acres of Chardonnay (Espiguette clone) vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot Gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

The purchase of Tualatin Valley Vineyards,Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December 1999) added 83 acres of additional producing vineyards and some 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir, which is the Company's flagship varietal. All of the new planting will be available to harvest in the next two to four years.

Also in 1997, the Company entered into a 10 year lease with O'Connor Vineyards (54 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards.

The Company now controls 247 acres (including 41 acres planted in 1998) of vineyard land. At full production, these vineyards should enable the Company to grow approximately 30% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

Grape Supply. In 1999, the Company's 37 acres of producing estate vineyard yielded approximately 100 tons of grapes for the Winery's eleventh crush. Tualatin Vineyards produced 201 tons of grapes in 1999. O'Connor Vineyards produced 114 tons of which about 16% were sold to other wineries because of previous commitments. In 1999, the Company purchased an additional 969 tons of grapes from other growers. The Company expects to produce 205,420 gallons in 2000 (86,402 cases) from its 1999 crush. The Winery's 1999 total wine production was 192,739 gallons (81,068 cases) from its 1998 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See "CERTAIN TRANSACTIONS."

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

Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris. The Company believes that the Vineyard's growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in some of the famous viticultural regions of France. Western Oregon's latitude (42-46 North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except the great wine grape regions of Northern Europe. The Company's property is located at the same latitude as the famous Haut Brion vineyards in Bordeaux, France.

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


Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 1999, the Winery produced 192,739 gallons (81,068 cases) of wine from its 1998 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility has now been converted to barrel storage in 1998 in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

In 1997, the Company constructed a 20,000 square foot storage building to store all of its bottled product at an approximate cost of $750,000. Previously, the Company rented a storage facility with an annual rental cost to the Company of $96,000.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it will add 20,000 cases of wine production capacity to the Company which the Company felt at the time of purchase was needed. However due to lower sales forecasts of higher priced wines, the facility is not needed at this time. The Company decided to move current production to its Turner site to meet short-term production requirements. The capacity at Tualatin is still available to the Company to meet any future production expansion needs.

Construction of Hospitality Facility. In May 1995, the Company completed construction of a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center enables visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center is joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

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

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $3,584,123 at December 31, 1999 and $4,237,387 at December 31,1998. The
mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,801,984 on December 31, 1999. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $782,139 on December 31, 1999, after the Company made an additional payment of approximately $471,000 in December, 1999. The additional payment was made as a result of the Company selling a parcel of the Tualatin Valley property under a sale-leaseback agreement.

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

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

            Tons of
            Grapes        Production               Cases
Crush Year  Crushed         Year                 Produced

1989          203
1990          206           1990                  13,200
1991          340           1991                  13,400
1992          565           1992                  22,100
1993          633           1993                  38,237
1994          590           1994                  41,145
1995          885           1995                  40,411
1996         1290           1996                  53,693
1997         1426           1997                  91,793
1998         1109           1998                  77,064
1999         1383           1999                  81,068

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

The Company holds four major festivals and events at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given. Numerous private parties, wedding receptions, political and other events are also held at the Winery. Finally, the Company participates in many wine and food festivals throughout Oregon. Each of these events results in direct sales of the Company's wines and promotion of its label to event attendees.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 1999, direct sales make up approximately 25% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located primarily in Oregon. The self-distribution program is currently carried out by 18 sales representatives who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 1999. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 1999, approximately 41% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated a knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.

Shareholders. As a consumer-owned company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,500 shareholders of record, which represents approximately 5,000 wine consumers since many shares are held jointly by family members. The Company believes its shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

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


Employees

As of December 31, 1999 the Company had 40 full-time employees and 15 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The
Company believes its relations with its employees are good.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 1999.


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the NASDAQ Small Cap
Market under the symbol "WVVI." As of December 31, 1999, there were 3,523 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ
Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

                             Quarter Ended

            3/31/99       6/30/99       9/30/99         12/31/99
High        $2.13          $2.13         $2.25           $2.50
Low         $1.50          $1.57         $1.63           $2.00

                             Quarter Ended

            3/31/98       6/30/98       9/30/98         12/31/98
High        $1.94          $3.63         $2.88           $2.25
Low         $1.38          $1.56         $1.75           $1.50

The Company has not paid any dividends on the Common Stock, and it is not anticipated that any dividends will be paid by the Company in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statement

This Management's discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes",
"seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, for example, statements regarding general market trends, predictions regarding growth and other future trends in the Oregon wine industry, expected availability of adequate grape supplies, expected positive impact of the Company's Hospitality Center on direct sales effort, expected positive impacts on future operating results from restructuring efforts, expected increases in future sales, expected improvements in gross margin. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10KSB and from time to time in the Company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.


OVERVIEW


RESULTS OF OPERATION

The Company continues to implement its five year plan developed following the return in September, 1997, of the Company's Founder, Jim Bernau, as operator of the business. Management is implementing its plan to reduce its bank debt and payables, and improve its cash position.

Wine Quality

The Company's wine ratings are the highest in its history. In the June 30, 1999 issue, The Wine Spectator magazine gave the Willamette Valley Vineyards 1997 Late Harvest Viognier a "93" with senior editor Harvey Steiman calling it a "stunner". The Tualatin Estate 1997 Late Harvest Gewurztraminer received a "90" from the Wine Spectator's June 30, 1999, issue. Also, the Griffin Creek 1996 Merlot received a "91" from the Wine Spectator's May 31, 1999, issue. The Magazine rated the Merlot the top scoring red from Oregon in 1999.

The Willamette Valley Vineyard 1996 Founders' Reserve Chardonnay won the "Best of the Best" award at the Northwest Wine Summit held at Timberline Lodge in May 1999, and the 1996 Estate Chardonnay was rated a "90" by Wine Enthusiast magazine in the February 1999 issue. The 1998 Tualatin Estate Semi-Sparkling Muscat received a Double Gold at the San Francisco International Wine Competition in July, 1999, and gold medals at the Los Angeles County Fair in June, 1999, and Grand Harvest Awards in January 1999, sponsored by Vineyard & Winery magazine. The editor of the Wine Spectator wrote a feature story in the February 1999, issue about our Semi-Sparkling Muscat and how Joe Dobbes, our winemaker, pioneered the style. The 1998 Muscat received a score of "89" from the Wine Spectator.

The Griffin Creek 1997 Pinot Noir won the Gold medal for its variety at the 1999 Dallas Morning News Competition in Texas and was named one of the best of the vintage at Atwaters' (a premier Oregon restaurant), Annual Pinot Noir Dinner in Portland, Oregon.

The Beverage Testing Institute, which provides ratings to Epicurious, the website for Gourmet and Bon Appetite magazines gave our new release, the 1997 Griffin Creek Merlot a "91" rating in July 1999. Whereas the Company was previously known for its great values and "Best Buys", it is now receiving recognition for most expensive wines. the most significant review was the annual review in 1998 of Oregon Pinot Noirs by Clive Coats, Master of Wine and Publisher of the "The Vine" where he rated the Company first release of its 1996 Signature Cuvee as the leading Pinot Noir of the 1996 Oregon vintage.



Sales

Revenues on the sale of finished wine were up 3% in 1999 from the previous year. Unit sales were down 6% due to price increases, discontinuing higher velocity lower priced, lower margin wines and the introduction of new brands and products at higher prices and margins. Expenses were higher due to the costs related to making these changes. Management expects to incur additional brand and new product introduction costs in the year 2000 with the prospect of achieving higher average margins on sales over time.

The price increases, which went into effect September of 1998 resulted in a substantial purchases of product by the Company's distributors before the price increases went into effect in the third Quarter of 1998. These higher prices were eventually reflected into the trade, at the retailer level beginning in April of this year. For our vintage line, particularly Pinot Noir, Pinot Gris, and Chardonnay, out-of-state sales to the retail customer slowed significantly following the price increases.

Sales incentive programs to encourage distributor sales representatives to present the Company's products have resulted in higher sales in the Fourth Quarter of 1999 with some short term sacrifice in gross margin.

The Griffin Creek brand, the Company's new and most expensive wines, are selling at a rate of 147% ahead of plan and have been placed on allocation to distributors and accounts. The production of these wines is growing. Since 1997, the Griffin Creek label has produced 1,460 cases from its 1996 vintage, 3,457 cases from its 1997 vintage, and 8,790 cases from its 1998 vintage.

The new estate grown brand, Tualatin Estate, is also experiencing higher than budgeted sales for its Gewurztraminer, Pinot Blanc, and Semi-Sparkling Muscat. The Tualatin Estate Chardonnay label won the Oregon State Fair Label Design Award in August 1999, and has been recently released. The 1997 Tualatin Estate Pinot Noir was poured at this year's International Pinot Noir Celebration where Decanter magazine wrote, "Tualatin, one of Oregon's oldest vineyards, has returned to top form with its 1997 bottling".
This wine is now limited to Tasting Room sales.    The re-
introduction of the vineyard's Pinot Noir to the general market will be with the 1998 vintage scheduled for May 2000 release.

The Company is experiencing higher costs for winegrapes, vineyard and production labor. Higher grape costs are a result of the lower 1998 harvest yield and higher prices required by growers due to increased demand for winegrapes. Higher vineyard costs are resulting from an unfavorable vineyard lease which the Company entered into in early 1997 and additional effort expended in the vineyard to improve winegrape quality. Higher production costs are resulting from additional qualified staffing to make high quality wines and improvements in packaging to project the quality changes in the wine. Management expects these costs to hold down increases in gross margin until sales volume of the higher quality and margin wines increase significantly.

Competitive pressure is also affecting gross margins. One large Oregon winery has dropped the price of their Pinot Gris significantly due to the volume they produced causing the Company to lose some sales of its Pinot Gris and respond by reducing margins. One large Washington producer has increased their Riesling sales activities in Oregon with a significantly lower priced product, causing the Company to respond by reducing margins on its Riesling.


Wine Inventory

The winery's inventory of high margin wines has never been greater. Successful distribution of these wines will result in higher total revenues and margins. For Example:



                           Cases           Revenue @ FOB
                       @1998  @1999      @1998      @1999
Willamette Valley Vineyards
Founders Pinot Noir    4,292  5,890    $ 755,392  $ 1,036,640
Vineyard Designate
   Pinot Noir          3,311  5,929      794,640    1,660,120
Signature Pinot Noir   1,678  1,995      570,520      718,200
Chardonnay Vintage
   Series              6,928  8,154      616,592      725,706
Pinot Noir Vintage
   Series             16,094 20,930    1,625,494    2,365,090
Pinot Gris             4,710  6,929      386,220      637,468

Griffin Creek Label
Merlot                   498    335       62,748       42,210
Syrah                      0    201            0       22,713
Pinot Noir               148  2,472       16,724      279,336
Pinot Gris               845    708       84,500       82,128

Tualatin  Estate Label 7,393  8,700      650,584      765,600

Total                 45,897 62,243    5,563,414     8,335,211



Debt Reduction

In order to reduce depreciation and interest charges and increase cash available, in the third quarter of 1999 the Company embarked on a plan to sell its Tualatin Estate assets and lease back on a long term basis what the Company needed. This necessitated purchasing adjoining property to permit the division of the land into three marketable parcels. These parcels are called Mt. Hood Estate (78 acres) with 63 acres of new vines, Meadow View Estate (75 acres) with 23 acres of mature vineyard, and the Winery Estate (115 acres) with 54 acres of mature vineyard and the winery related buildings. The total aggregate asking price for these parcels is $4.2 million.

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

The Company has completed the sale of one of the parcels for $1.5 million. Management is actively advertising the winery's availability in the Wine Spectator and Wine Enthusiast magazines and fielding questions from callers and visitors. The plan for the Winery Estate is selling the property and lease back the vineyards and the winery buildings the Company needs to operate the winery as a joint venture when the Company needs additional capacity or failing to sell the property, hold it for future use if needed. In any event, the wine grapes from the property are needed for the Company production needs. By leasing back the vineyards on a long term basis, the Company has the benefit of controlling winegrape quality and growing costs.


Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss or modest net income during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2000. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues from Winery operations for each of the last eight fiscal quarters:

          Fiscal 1999 Quarter Ended    Fiscal 1998 Quarter Ended
               (in thousands)               (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $150  $227  $294   $302  $155  $224  $274   $284
On-site and off-site
festivals        114    86   135    168   118   108   132    207
In-state sales   416   497   627    872   426   575   530    747
Bulk/Grape sales  17    13     7     32   235    88     0    131
Out-of-state
sales            458   451   631    629   437   500   811    376
Total winery
revenues       1,155 1,274 1,694  2,003 1,371 1,495 1,747  1,745


Period to Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

                                      Year Ended December 31
                                          (in thousands)
                                    1999        1998        1997
Tasting room and retail sales      $ 973      $  937       $ 868
On-site and off-site festivals       503         565         500
In-state sales                     2,412       2,278       2,158
Bulk /Grape Sales                     69         454         465
Out-of-state sales                 2,169       2,124       1,935
Revenues from winery operations   $6,126      $6,358      $5,926

Less Excise Taxes                    212         226         212

Net  Revenue                      $5,914      $6,132      $5,714

1999 Compared to 1998.

Tasting room sales for the year ended December 31, 1999 increased 4% to $973,028 from $936,585 for the same period in 1998. In 1996 and early 1997 the previous management allowed the Wholesale Division to sell wine that in previous years has been exclusively sold in the tasting room. In 1998, the Company returned to the practice of selling certain exclusive wines in the tasting room at higher profit margins. The tasting room had additional higher value products added in 1998. Specifically, a Founders' Pinot Noir, a Merlot from Griffin Creek and a Founder Reserve Cabernet were available to the customers at higher average prices. In 1999, the tasting room added a Syrah and Viognier from Griffin Creek along with a Signature Cuvee Pinot Noir from the Winemaker and several Vineyard Designate Pinot Noirs, all retail at over $35 per bottle. The Company has made an effort to build its brand by the offering these higher quality wines in the tasting room. The Company experienced an increase in revenue during 1999 in Hospitality rental income of $227,452(included in the tasting room and retail sales category) over $209,856 in the same period in 1998.

On-site and off-site festival sales and telephone sales for the year ended December 31, 1999 decreased 11% to $502,960 from $564,828 for the same period in 1998. The Company had a decrease in its sales by phone solicitation from $252,000 in 1998 to $183,000 in 1999. The Company eliminated several on and off-site festivals by analyzing each event to determine if the event was going to return a certain profit percentage. The Company eliminated all on-site and off-site events which were not profitable.

Wholesale sales in the state of Oregon for the year ended December 31, 1999, through the Company's independent sales force, increased 6% to $2,412,266 from $2,277,676 for the same period in 1998.
This increase is not as significant as in previous years due to the 1998 price increases, but the Company still maintains a strong presence in its own home state. Costco, a large retailer, remains the largest in-state customer of the Company. The sales to Costco were $639,000 in 1999, up from $463,000 in 1998. The Company's first sales to Costco were a two-pack White Riesling. Since then, the Company has expanded it products to include higher-priced higher-profit Founders Reserve Chardonnay, Barrel Select Pinot Noir and Griffin Creek Merlot. Beginning July 1, 1998, the Company increased the price of its wine by an average of 8% in state. The Company's average sales price increased due to its successful introduction of its higher-priced, higher-margin Griffin Creek product line. However, this was offset by a decrease in the number of cases sold in Oregon. For the year 1999, the total number of cases sold was 30,440 as compared to 32,412 in 1998. The decrease was related to the elimination of the Company's lower-priced, lower-margin "Oregon Trail and Lot 27/28" Pinot Noir and Chardonnay from its product line. Both of these products were replaced by the Company's Vintage series in the grocery stores and restaurants throughout Oregon.

The Company contracted in early 1997 for more grapes than needed to meet the revised sales forecasts in the next few years. The
Company sold some of its own grapes and some of its contracted grapes for $465,030 in 1997 and $454,281 in 1998. It sold approximately $22,000 of grapes under contract in 1999.

Out-of-state sales for the year ended December 31, 1999, increased 2% to $2,168,897 from $2,124,826 for the same period in 1998. The The Pinot Noir variety led sales in 1999. The total cases sold decreased from 26,921 cases in 1998 to 22,637 cases in 1999. The Vintage and Whole Cluster Pinot Noir products decreased in case sales 14% in 1999 over 1998 yet the revenue only decreased 3% between the two years. Pinot Noir, which now constitutes about one-third of the Company's production,is among the fastest growing wine varietals. Positive press, regarding the healthful use of wine, continues to stimulate demand. The Company expects demand for its wines to continue to increase. However, the Company notes that new formidable entries into the Oregon wine industry from out of state will increase competition and put additional pressure on Pinot Noir grape supplies.

In 1999, vintage Chardonnay sales to distributors decreased from 2,813 cases in 1998 to 2,112 cases in 1999. A large part of the decrease was due to favorable pricing offered to distributors to reduce the Company's excess inventory in 1998.

The total excise taxes collected in 1999 were $211,824 as compared to $225,842 in 1998. Before 1996, excise taxes were included in the "selling, general, and administrative expenses". Sales data in the discussion above is quoted before the exclusion of excise taxes.


Gross Margin

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 54% for fiscal year 1999 as compared to 50% for 1998. The sales of bulk juice and grapes at harvest at a slim margin reduced the gross margin in 1998. After adjusting for these sales, the gross margin would be 54% in 1999 as compared to 54% in 1998. Even though the average sales price increased in 1999 as compared to 1998, the gross margin remained the same for both periods. The Company has seen significant rises in the cost of grapes, packaging and labor cost in the past several years.

Selling, general, and administrative expenses for the year ended December 31, 1999, increased to $2,901,594 compared to $2,694,488 for the same period in 1998. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 49% in 1999 as compared to 44% in 1998. The selling, general, and administrative expenses increased 6% in 1999 against expenses recorded in 1998.

The largest part of the increase in expenses in 1999 over 1998 was the addition of several key managers in 1999. West Coast and East Coast Sales Managers were hired to bring about a change in the Company's sales management team. Beginning in 1999, the Company changed its sales force from shareholder-commissioned sales agents, who relied solely on selling lower margin product, to a professional sales manager force dividing up the country. As the Company has moved its image to the higher-priced, higher-margin products like Griffin Creek label plus its own vineyard designate series, the Company felt it also needed to change its sales force. Along with these additions, the Company hired a retail manager to boost sales in the retail department.

The Company also incurred some additional expenses in 1999 which did not occur in 1998. Bad debt allowance increased by $24,000 as the Accounts Receivable balance has increased over the past few years. With the sales of one parcel of Tualatin Estate, the Company wrote-off $22,584 which had been capitalized when the Company purchased Tualatin Vineyards, Inc. in 1997. The Company also incurred $16,800 in legal and other expenses evaluating a proposal of merger with a Napa Valley winery.
Other income for the year ended December 31, 1999 was $85,963 as compared to $10,013 for the year ended December 31, 1998. This increase was from the sale of timber on its Tualatin Estate land in 1999. Interest income decreased to $7,807 in fiscal year 1999 from $22,967 in fiscal year 1998. Interest expense decreased to $483,723 in fiscal year 1999 from $493,901 in fiscal year 1998.

The provision for income taxes and the Company's effective tax rate were $(22,880) and (20)% in fiscal year 1999 with $(27,581) or (28)% of pre-tax income recorded for fiscal year 1998.

As a result of the above factors, net income/(loss) decreased to $(92,232) in fiscal 1999 from $(71,980) for the fiscal year of 1998. Earnings per share were $(.02),$(.02),and $.02, in fiscal years 1999, 1998, and 1997, respectively.


1998 Compared to 1997.

Tasting room sales for the year ended December 31, 1998 increased 8% to $936,585 from $868,531 for the same period in 1997. The Company has begun to track the buying habits of the customers who visit the tasting room. In the past several years, the Company did not track customers buying habits which means the tasting room did not focus on a targeted group of customers to increase its sales. In 1996 and early 1997 the previous management allowed the Wholesale Division to sell wine that in previous years has been exclusively sold in the tasting room. In 1998, the Company returned to the practice of selling certain exclusive wines in the tasting room at higher profit margins. The tasting room had additional higher value products added in 1998. Specifically, a Founders' Pinot Noir, a Merlot from Griffin Creek and a Founder Reserve Cabernet were available to the customers at higher average prices. In 1998, the Company contracted its hospitality and catering services to an outside company. This allowed the Company to reduce one full time position and offer a more complete set of services. The Company experienced an increase in revenue during 1998 in Hospitality rental income (included in the tasting room and retail sales category) over the same period in 1997. The total of rental income and related wine sales was $209,856 in 1998 as compared to $187,257 in 1997. This rental income came primarily through weddings, business meetings and educational conferences held at the Winery's Hospitality Center.

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

Wholesale sales in the state of Oregon for the year ended December 31, 1998, through the Company's independent sales force, increased 6% to $2,277,676 from $2,157,896 for the same period in 1997.
This increase is not as significant as in previous years due to the 1998 price increases but the company still maintains a strong presence in its own home state. Costco, a large retailer, remains the largest in-state customer of the Company. The sales to Costco were $463,000 in 1998, up from $409,000 in 1997. During the last part of 1997, the Company added an in-state sales manager whose main focus was to increase in-state sales. Beginning July 1, 1998, the Company increased the price of its wine by an average of 8% in state. In July and August of 1998, sales decreased 7% and 8% respectively over 1997. In the Fourth Quarter of 1998, the sales were down by 10%. Part of the decrease in sales in the Fourth Quarter was due to the Company's decision to reduce production of its lower priced Holiday wine. Its sales for this product decreased from nearly 4,000 cases in 1997 to 2,100 cases in 1998.

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

Effective September 1st 1998, the Company raised its price to all out-of-state distributors which caused the distributors to make large purchases in August to beat the price increase. The out-of-state revenue in August 1998 exceeded August 1997 by $262,000. The price increase was followed by declining out-of-state revenues in the fourth quarter of 1998.


The total excise taxes collected in 1998 were $225,842 as compared to $212,402 in 1997. Sales data in the discussion above is quoted before the exclusion of excise taxes.


Gross Margin

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 50% for fiscal year 1998 as compared to 51% for 1997. The sales of bulk juice and grapes at harvest at a slim margin reduced the gross margin in 1997 and 1998. After adjusting for these sales, the gross margin would be 54% in 1998 as compared to 54% in 1997. The sales of existing Tualatin product at lower margins reduced the margin in 1997 and 1998, as well as did promotional pricing of certain Willamette Valley products to reduce inventory in late 1997 and the first half of 1998.

Selling, general, and administrative expenses for the year ended December 31, 1998, increased to $2,694,488 compared to $2,434,867 for the same period in 1997. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 44% in 1998 as compared to 43% in 1997. The management took significant steps to control expenses in this category in 1998.

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

As a result of the above factors, net income/(loss) decreased to $(71,980) in fiscal 1998 from $67,862 for the fiscal year of 1997. Earnings per share were $(.02), and $.02 in fiscal years 1998 and 1997, respectively.


Liquidity and Capital Resources

Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company was organized on May 2, 1988, and sold its first wine in late April 1990. Prior to April 1990, the Company's working capital and Vineyard development and Winery construction costs were principally funded by cash contributed by James Bernau and Donald Voorhies, the Company's co-founders, and by $1,301,354 in net proceeds received from the Company's first public stock offering, which began in September 1988 and was completed in June 1989 with the sale of 882,352 shares at a price of $1.70 per share.

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

In 1992, the Company conducted two stock offerings. The Company commenced an offering on July 18, 1992 which was completed on September 30, 1992, with the sale of 428,216 shares of Common Stock at a price of $3.42 per share and net proceeds to the Company of $1,290,364. On October 2, 1992, as a result of the oversubscription of the first offering in 1992, the Company commenced another offering of Common Stock which was completed on October 31, 1992 with the sale of 258,309 shares at a price of $3.42 per share, resulting in net proceeds to the Company of $775,726.

Cash and cash equivalents increased to $219,041 at December 31, 1999 from $149,401 at December 31, 1998.

Inventories increased 33% as of December 31, 1999, to $6,142,697 from the December 31, 1998 level of $4,601,808. The Company has seen a significant increase in its higher cost wines as its ramps up to improve the quality of its wine and thus the price of its wine as shown below:

                                   In Cases units
                                      12/31/98    12/31/99
Willamette Valley Vineyards
Founders Pinot Noir                     4,292       5,890
Vineyard Designate Pinot Noir           3,311       5,929
Signature Pinot Noir                    1,678       1,995

Griffin Creek Label
Merlot                                    498         335
Syrah                                                 201
Pinot Noir                                148       2,472
Pinot Gris                                845         708

Tualatin  Estate Label                  7,393        8,700

Total                                   18,165      26,230

Property, plant, and equipment, net, decreased 6% as of December 31, 1999,to $6,402,023 from $6,790,985 as of December 31,
1998.

Long term debt decreased to $3,796,509 as of December 31, 1999, from $4,292,948 as of December 31, 1998. This decrease was due to retiring $471,000 of debt when the Company sold one parcel of Tualatin Estate.

The Company has a line of credit from Farm Credit Services with a limit of $2,500,000. As of December 31, 1999 the outstanding balance of the line was $1,685,584 as compared to $1,652,667 in 1998. These funds were used to meet operational expenditures primarily to fund the increase in the inventory. The Company received a new line of credit of $2,500,000 in May of 1999 up $500,000 from the old line of credit. Farm Credit Services has established credit line targets based upon the Company's cash flow plan and will increase the interest rate on the credit line if those targets were not met in August and December of 1999. The Company did not meet its August target but did meet its December target. Because of this Farm Credit Services also increased their lending rate .5% above their base rate for 1999. The Company was not in compliance with 2 of 5 debt covenants, but obtain a waiver letter from Farm Credit Services at December 31, 1999.


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

 .

The Company feels, due to the nature of the winemaking business, most of the critical needs have been fulfilled. The Company tested all temperature control systems for its stainless steel tanks and found no problems on January 1, 2000. As of this date, all computer software and hardware is fully operational and the Company sees no need to expend any additional financial resources to upgrade any of its systems. All vendors and suppliers have met their deadlines and the Company has not witnessed any interruption of productions. All customers have responded in a positive matter thus alleviating any need to change our current distribution method.




ITEM 7.     FINANCIAL STATEMENTS

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors, nominees for election as a director, and each such person's age at June 30, 2000 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      46
James L. Ellis ***               Secretary and Director      55
Betty M. O'Brien*                Director                    57
Delna L. Jones**  ****           Director                    60
Stan G. Turel * **  ***    ****  Director                    52
William H. Malkmus *             Director                    65
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

Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee which, during the year ended December 31, 1999, conducted one meeting. The elected members of the Audit Committee are Delna L. Jones and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 1999, the Compensation Committee held four meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and William Malkmus. In 1994, the Board of Directors created an Affiliated Transactions Committee that reviewed transactions deemed to involve a conflict of interest between the Company and its former affiliates, current members of the Affiliated Transaction Committee are Delna Jones and Stan Turel. The Committee held no meetings in 1999. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee met four times during 1999.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau
(the "named executive officer") for the years ending December 31, 1997, 1998, and 1999.

Name and Principle Position      Year      Annual Compensation
                                           Salary ($)    Bonus

James W. Bernau
President and Chairperson of     1997      19,385           -
the Board of Directors           1998      84,865      10,000
                                 1999      91,512

Bernau Employment Agreement
The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $90,000 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property. Mr. Bernau and his family live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.


Stock Options

In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily directly issue shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by NASDAQ at the time the option is granted. The options vest to the employee over time. Three months following termination of the employee's employment with the Company, any and all unexercised options terminate. Stock options were granted to Mr Bernau during the year ended December 31, 1999 under the Company's 1992 Stock Incentive Plan.

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 1999.

                 Options          Number of            Value of
                Exercised        Securities          Unexercised
               in the last       Underlying         In-the-Money
               fiscal year      Unexercised          Options
             Number   Value    Options at FY-End    at FY-End(2)
Name       of shares Realized(1) Exer- Unexer- -   Exer-  Unexer-
                               cisable cisable   cisable  cisable
James W. Bernau -0-    -0 -  37,500  37,500($1.65) 13,125  13,125
                                  0   1,500($1.81)      0     285
_____
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 1999 ($2.00 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option ($3.42 per share), multiplied by the applicable number of options.


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1999, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company
(iii) each of the Company's named executive officers, and
(iv) all directors and executive officers as a group.

                                     Shares Beneficially Owned
        .                         Number of           Percent of
                                  Shares       Outstanding Stock


James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                 1,034,350.5 (1)       24.3%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                     32,523  (2)          **
Milwaukie, OR  97222

Delna L. Jones      Director
PO Box 5969                              4,700  (3)          **
Aloha, OR  97006

Betty M. O'Brien    Director
22500 Ingram Lane NW                     9,950  (4)          **
Salem, OR  97304

Stan G. Turel       Director
13909 S.E. Stark Street                127,885   (6)        3.1%
Portland, OR  97233

William H. Malkmus   Director
415 Manzanita Way                      173,328              4.1%
Woodside, CA  94062

Donald Voorhies
78356 Golden Reed Dr                   212,518              5.0%
Palm Desert, CA   92211

All Directors, executive             1,595,257             37.5%
officers and persons owning
5% or more as a group (7 persons)
______________________________
**         Less than one percent.

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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1999 and 1998, the Company purchased grapes from Elton
Vineyards for $62,068 and $77,097 respectively. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton
Vineyards.

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

During 1997, the Company had transactions with affiliated entities Related to various shared administrative services. Charges to the Company aggregated $164,716; amounts charged by the Company aggregated
$92,601 for the year ended December 1997.

On December 3, 1992, James W. Bernau borrowed $100,000 from the
Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 1999, the outstanding balance of the loan was $48,204 including accrued interest.

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

                               WILLAMETTE VALLEY VINEYARDS, INC.
                              (Registrant)


Date: March 30, 2000.       By:__________________________________
                               James W. Bernau,
                               Chairperson of the Board,
                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_____________________  Chairperson of the Board,   March 30, 2000
James W. Bernau        President
                       (Principal Executive Officer)

_____________________  Controller                  March 30, 2000
John E. Moore          (Principal Accounting Officer)



_____________________  Director and Vice-President March 30, 2000
James L. Ellis         and Secretary

_____________________  Director                    March 30, 2000
Betty M. O'Brien

_____________________  Director                    March 30, 2000
Stan G. Turel

_____________________  Director                    March 30, 2000
William H. Malkmus

_____________________  Director                    March 30, 2000
Delna Jones














Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997



















Willamette Valley Vineyards, Inc.
Index to Financial Statements


Report of Independent Accountants                          F-1

Balance Sheet                                              F-2

Statement of Operations                                    F-3

Statement of Shareholders' Equity                          F-4

Statement of Cash Flows                                    F-5

Notes to Financial Statements                              F-6






               Report of Independent Accountants


To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Portland, Oregon
March 8, 2000





















Willamette Valley Vineyards, Inc.
Balance Sheet
December 31, 1999 and 1998

          ASSETS                        1999           1998
Current Assets:
 Cash and cash equivalents          $  219,041     $  149,401
 Accounts receivable, net (Note 3)     429,495        371,537
 Income taxes receivable (Note 11)           -         24,436
 Inventories (Note 4)                6,142,697      4,601,808
 Prepaid expenses and
   Other current assets                 79,102         86,986
 Deferred income taxes (Note 11)       100,798        101,457
                                     ---------      ---------
    Total current assets             6,971,133      5,335,625

Vineyard development costs, net
                        (Note 1)     1,381,163      1,892,538
Property and equipment, net
                  (Note 1,2 and 5)   6,402,023      6,790,985
Investments (Note 6)                     4,974          4,974
Note receivable (Note 12)               52,975         46,937
Debt issuance costs                     72,107        119,244
Other assets                           141,655         67,813
                                    ----------      ---------
                                   $15,026,030    $14,258,116
                                   ===========    ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit (Note 7)           $ 1,685,584    $ 1,652,667
 Current portion of long-term debt
  and capital lease obligations
  (Note 8)                             213,502        191,176
 Accounts payable                      960,479        315,185
 Accrued commissions and payroll costs 126,375        213,210
 Income taxes payable                   42,429              -
 Grape payables (Note 12)              827,843        581,294
                                       -------        -------
    Total current liabilities        3,856,212      2,953,532
Long-term debt and capital lease
   Obligations (Note 8)              3,583,007      4,101,772
Deferred gain (Note 2)                 508,054              -
Deferred income taxes (Note 11)        100,798        167,337
                                     ---------       --------
                                     8,048,071      7,222,641
                                     =========      =========
Commitments and contingencies (Note 13)

Shareholders' equity (Notes 9 and 10):
 Common stock, no par value -
  10,000,000 Shares authorized,
  4,253,431 and 4,232,681 shares
  issued and outstanding at
  December 31, 1999 and 1998         6,815,972     6,781,256
 Retained earnings                     161,987       254,219
                                     ---------     ---------
    Total shareholders' equity       6,977,959     7,035,475
                                     ---------     ---------
                                   $15,026,030   $14,258,116
                                   ===========   ===========


Willamette Valley Vineyards, Inc.
Statement of Operations
For the Years Ended December 31, 1999, 1998 and 1997


                            1999         1998         1997
Net revenues             $5,914,208   $6,132,355   $5,714,132

Cost of goods sold        2,737,773    3,076,507    2,813,764
                          ---------    ---------    ---------
    Gross margin          3,176,435    3,055,848    2,900,368

Selling, general and
 Administrative expenses  2,901,594    2,694,488    2,434,867
                          ---------    ---------    ---------
Income from operations      274,841      361,360      465,501
                          ---------    ---------    ---------
Other income (expenses):
 Interest income              7,807       22,967       31,296
 Interest expense (Note 1) (483,723)    (493,901)    (396,118)
 Other income                85,963       10,013       19,471
                           --------      --------    --------
                           (389,953)    (460,921)    (345,351)
                           --------      --------    ---------
  Income (loss) before
   income taxes            (115,112)     (99,561)     120,150
Income tax (benefit)
 Provision (Note 11)        (22,880)     (27,581)      52,288
                           ---------     -------      -------
Net income (loss)         $ (92,232)   $ (71,980)    $ 67,862
Basic net income (loss)   ==========    ========     ========
 Per common share (Note 1) $   (.02)   $   (.02)     $    .02
                          ==========    ========     ========
Diluted net income (loss)
 Per common share (Note 1) $   (.02)   $   (.02)     $    .02
                          ==========    ========     ========
The accompanying notes are an integral part of these financial statements.








Willamette Valley Vineyards, Inc.
Statement of Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997

                      Common stock      Retained
                     Shares   Dollars   earnings      Total
Balances at
December 31, 1996  3,785,356  $5,369,868  $258,337  $5,628,205

Stock issuance for
Purchase of Tualatin
Valley Vineyard     444,825    1,406,699         -   1,406,699

Stock issuance for
 Compensation         1,250        2,500         -       2,500

Net income                -           -     67,862      67,862
                   ---------   --------   --------     -------
Balances at
December 31, 1997  4,231,431   6,779,067   326,199   7,105,266

Stock issuance for
 compensation          1,250       2,189         -       2,189

Net loss                   -           -   (71,980)   (71,980)
                   ---------   ---------   --------   --------
Balances at
December 31, 1998  4,232,681  6,781,256    254,219   7,035,475

Stock issuance for
 Compensation         20,750     34,716          -      34,716

Net loss                  -           -    (92,232)    (92,232)
                    --------   --------    --------     ------
Balances at
December 31, 1999  4,253,431 $6,815,972   $161,987  $6,977,959
                   ========= ==========   ========  ==========












Willamette Valley Vineyards, Inc.
Statement of Cash Flows
Years Ended December 31, 1999, 1998 and 1997

                                1999        1998         1997
Cash flow from operating
Activities:
 Net income (loss)          $ (92,232)  $ (71,980)   $ 67,862
  Reconciliation of net
  income (loss) to net cash
  (used for) provided by
  operating activities:       729,770     657,536     533,444
 Deferred income taxes        (65,880)    (27,581)     90,872
 Bad debt expense              27,730      83,148      44,384
 Stock issued for compensation 13,622           -           -
Changes in assets and
Liabilities:
 Accounts receivable          (85,688)    365,841    (519,198)
 Inventories               (1,519,795)   (428,593)   (953,956)
 Prepaid expenses and other
 current assets                 7,884      (8,693)     29,041
 Notes receivable              (6,038)    101,511      (9,937)
 Other assets                       -     (67,813)          -
 Accounts payable             645,294     (48,234)     90,133
 Accrued commissions and
 payroll costs                (86,835)    (12,087)     16,593
 Income taxes receivable       24,436           -     (24,436)
 Income taxes payable          42,429           -           -
 Grapes payable               246,549      80,056     (49,776)
                             --------     -------     --------
Net cash (used for)
 Operating activities        (118,754)    623,111    (684,974)
                             =========    =======     ========
Cash flows from investing
activities:
 Additions to property and
 equipment                   (484,249)   (458,805) (1,101,354)
 Vineyard development
 expenditures                (283,483)   (445,507)   (165,794)
 Cash received upon sale of
 investments                        -     100,066      10,178
 Payments to acquire
 Tualatin Valley Vineyards          -           -    (684,624)
 Proceeds form sale of
 property and equipment     1,490,706           -       6,000
                            ---------     -------    --------
  Net cash used for
   Investing activities       722,974   (804,246)  (1,935,594)
                            ---------    --------   ---------
Cash flows from
financing activities:
 Debt issuance costs          (71,058)    (6,707)     (74,285)
 Net increase in line of
 credit balance                32,917    135,370    1,037,671
 Issuance of long-term debt   157,731    312,760      982,164
 Repayments of long-term debt(654,170)  (124,428)    (107,221)
                             --------    -------      --------
  Net cash provided by
  financing activities       (534,580)   316,995    1,838,329
                             --------    -------    ---------
  Net (decrease) increase  in cash and cash equivalents 69,640
135,860     (782,239)

Cash and cash equivalents:
 Beginning of year            149,401     13,541      794,885
                              -------    -------      -------
 End of year                 $219,041   $149,401     $ 12,646
                             ========   ========     ========




Willamette Valley Vineyards, Inc.
Notes to financial Statements

1.  Summary of Operations, Basis of Presentation and Significant
Accounting Policies

Organization and operations
Willamette Valley Vineyards, Inc. (the Company) owns and operates vineyards and a winery located in the State of Oregon, and produces and distributes premium and super premium wines, primarily pinot noir, chardonnay, and riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the State of Oregon through the Company's sales force. During fiscal year 1999, revenues derived from one customer of $639,466 represented 11% of the Company's revenues, which is reportable under Statement of Financial Accounting Standards 131 (SFAS 131) as an operating segment with revenues greater than 10% of combined revenue. The Company did not have such operating segments in 1998 or 1997. Out-of-state and foreign sales represented approximately 37%, 35%, and 33% of revenues for 1999, 1998, and 1997. The Company also sells its wine from the tasting room at its winery.

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

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of cost or market by variety and vintage to determine the first-in, first-out (FIFO) cost of inventories. In accordance with general practices in the wine industry, wine inventories are included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.



1.  Summary of Operations, Basis of Presentation and Significant
Accounting Policies (Continued)

Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $206,903 and $176,067 at December 31, 1999 and 1998, respectively.

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

Income taxes
The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files stand-alone federal and state income tax returns.

Basic and diluted net income per share
The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, in 1997. SFAS 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS
128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year.


Summary of Operations, Basis of Presentation and Significant
Accounting Policies (Continued)
                      1999
                     Weighted
                     Average
                     Shares     Earnings
            Loss   Outstanding  per share
Basic    $ (92,232) 4,253,431    $ (.02)
Options          -          -          -
Warrants         -          -          -
          ---------  --------    -------
Diluted  $ (92,232) 4,253,431    $ (.02)
          ========= =========    =======
                      1998
                     Weighted
                     Average
                     Shares     Earnings
            Loss   Outstanding  per share
Basic    $ (71,980) 4,232,578    $ (.02)
Options          -          -          -
Warrants         -          -          -
          --------  ---------     ------
Diluted  $ (71,980) 4,232,578    $ (.02)
          ========= =========    =======
                      1997
                     Weighted
                     Average
                     Shares     Earnings
            Loss   Outstanding  per share
Basic    $  67,862  4,103,669    $  .02
Options          -        638          -
Warrants         -          -          -
          --------  ---------     ------
Diluted  $  67,862  4,104,307    $  .02
         =========  =========   ========



Basic and diluted net income per share
Options to purchase 474,000 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive due to the Company's loss in 1999. Options to purchase 402,000 and 173,000 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share in 1998 or 1997 because the effect would have been anti-dilutive due to the Company's loss in 1998, and because the options' exercise prices were greater than the average market price of the common shares at December 31, 1997. In addition, the warrant outstanding since 1992 (see Note 9) was not included in the computation of diluted earnings per share in 1999, 1998 or 1997 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.

Statement of cash flows
Supplemental disclosure of cash flow information:

                                  1999       1998        1997
Interest paid                   $492,000   $556,000   $321,000
Income taxes paid                                 -     15,000
Supplemental schedule of
 noncash investing and
 financing activities:
  Capital leases                      -      59,673          -
  Assets transferred from
   related companies                              -     19,279
  Issurance of common stock
   Awards (Note 9)                21,094      2,188      2,500
  Acquisition of Tualatin
    Valley, Inc:
   Common stock issued in
    connection with acquisition:
    Issued to stockholders of TVI      -          -  1,292,591
    Fee to Acquisitions Northwest, Inc.-          -    114,108
   Tangible assets acquired,
   net of cash paid:
    Fixed assets                       -          -    143,376
    Vineyard development               -          -    996,000
   Other assets acquired,
   net of cash acquired:
    Accounts receivable                -          -     56,807
    Inventory                          -          -    371,518
    Prepaids                           -          -        156
   Liabilities assumed:
    Accounts payable                   -          -    269,966
    Accrued liabilities                -          -          -



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

  Reclassifications
  Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with financial statement presentation for the year ended
  December 31, 1999. These reclassifications have no effect on previously reported results of operations or shareholders' equity.


2.  Tualatin Valley Vineyard

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
                                        1997
                                     (unaudited)
Net revenues                          5,874,733
Gross margin                          2,972,077
Net loss                                (53,395)


  In December 1999, under a sale-leaseback agreement, the Company sold a portion of the vineyard property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash. Annual payments under the operating lease agreement are $115,000. The gain of approximately $500,000 is being amortized over the 20 year term of the lease.

3.  Accounts Receivable

  Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 1998 accounts receivable included an outstanding balance of approximately $81,000 from a European customer to which extended credit terms were granted. Due to a bankruptcy filing, the entire receivable of $81,000 has been written off in 1999. At December 31, 1999 and 1998, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $54,000 and $111,000, respectively.


4.  Inventories

Inventories consist of:
                                         1999          1998
Winemaking and packaging materials  $  276,571   $  211,550
Work-in-process (costs relating
 to unprocessed and/or unbottled
 wine products)                      2,463,709    1,923,852
Finished goods (bottled wine and
 Related products)                   3,402,417    2,466,406
                                     ---------    ---------
                                    $6,142,697   $4,601,808
                                    ==========   ==========

5.  Property and Equipment

                                      1999           1998
Land and improvements               $ 938,990    $1,041,326
Winery building and hospitality
 center                             4,527,573     4,539,821
Equipment                           4,089,297     3,715,612
                                    ---------     ---------
                                    9,555,860     9,296,759
Less accumulated depreciation      (3,153,837)   (2,505,774)
                                    ---------    -----------
                                   $6,402,023    $6,790,985
                                    =========    ==========

During 1998, the Company entered into two capital lease arrangements for certain winery equipment. The cost of the leased equipment and related accumulated amortization aggregated $59,673 and $11,522, respectively, at December 31, 1999. Minimum lease payments in 2000 through 2002 approximate $13,000 per year. Subsequent minimum lease payments aggregate approximately $8,000 per year through 2005.


6.  Investments

Investments consist of:


                            1999             1998
  Farm Credit Securities  $ 3,000          $ 3,000
  Other                     1,974            1,974
                          -------           ------
                          $ 4,974           $4,974
                          =======           ======

  Farm Credit Securities investments are required as a condition of the Northwest Farm Credit Service loan and line of credit facility (see Note 7). These investments are classified as held-to-maturity investments and are recorded at historical cost.


7.  Line of Credit Facility

  The Company has a $2,500,000 credit facility with Northwest
  Farm Credit Services. Borrowings under this facility bear interest at 9.2% and are collateralized by inventory and accounts receivable. At December 31, 1999 and 1998,
  $1,685,584 and $1,652,667 were outstanding under this facility, respectively.


8.  Long-Term Debt

  Long-term debt consists of:
                                         1999         1998
 Northwest Farm Credit Services Loan $3,598,209 $4,237,134 Real property loan, 8.5% interest,
  Monthly payments of $1,055 through
  2019                                   121,249            -
 Capital lease obligations                48,150       55,814
 Vehicle financing                        28,901            -
                                       ---------    ---------
                                       3,796,509    4,292,948

 Less current portion                   (213,502)    (191,176)
                                        ---------     -------
                                      $3,583,007   $4,101,772
                                      ==========   ==========

8.  Long-Term Debt (Continued)

  The Company has an agreement with Northwest Farm Credit Services (NWFCS) containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants which require the Company to maintain certain financial ratios and balances. At December 31, 1999, the Company was not in compliance with these covenants but has obtained a waiver letter thereon.

  The Company also entered into an agreement with a private party in 1999 for a note bearing interest at a rate of 8.5%.
  This note requires monthly payments of $1,055 until the note is fully repaid in 2019.

  Future minimum principal payments of long-term debt mature as follows:

  Year ending
  December 31,
     2000                 $ 213,502
     2001                   213,847
     2002                   225,927
     2003                   238,204
   Thereafter             2,905,029
                          ---------
                         $3,796,509
                          =========

9.  Shareholders' Equity

  The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

  On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (see Notes 7 and 8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 1999 and 1998, no warrants had been exercised.

  In each of the years ended December 31, 1999 and 1998, the Company granted 12,500 shares and 1,250 shares of stock valued at $21,094 and $2,188, respectively, as compensation. The cost of these grants were capitalized as inventory. The effects of these non-cash transactions have been excluded from the cash flow statements in both periods.


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

  At December 31, 1999, 1998 and 1997, the following transactions related to stock options occurred:
                                          1999        .
                                                Weighted
                                                average
                                                exercise
                                      Shares     price
Outstanding at beginning of year     402,000    $1.73
  Granted                            120,500     1.83
  Exercised                                -        -
  Forfeited                          (48,500)    1.75
                                     -------    ------
Outstanding at end of year           474,000     1.75
                                     =======    ======

                                          1998        .
                                                Weighted
                                                average
                                                exercise
                                      Shares     price
Outstanding at beginning of year     173,000    $2.94
  Granted                            229,000     1.71
  Exercised                                -        -
  Forfeited                                -        -
                                     -------    -----
Outstanding at end of year           402,000     1.73
                                     =======    =====

                                          1997        .
                                                Weighted
                                                average.
                                                exercise
                                      Shares     price
Outstanding at beginning of year     246,500    $2.87
  Granted                            100,000     2.63
  Exercised                                -        -
  Forfeited                         (173,500)    2.66
                                    --------    -----
Outstanding at end of year           173,000     2.94
                                    ========    =====
  Weighted average options outstanding and exercisable at December 31, 1999 are as follows:

                          Options outstanding
                                 Weighted
               Number            average     Weighted
             Outstanding at     remaining    average
Exercise     December 31,       contractual  exercise
 Price           1999              life        price
$    1.50     155,890              6.34       $1.50
     1.65      75,000              8.00        1.65
     1.75      95,000              9.25        1.75
     1.81      85,500              9.75        1.81
     1.88      35,000              9.37        1.88
     2.50       1,350              7.67        2.50
     2.75       9,500              7.50        2.75
     3.00      10,760              7.08        3.00
     3.62       4,000              6.56        3.62
     4.50       2,000              5.08        4.50
------------  -------              -----      ------
$1.50 -$4.50  474,000              8.08       $1.75
============  =======              =====      ======

                          Options exercisable
               Number           Weighted
             Exercisable at     average
Exercise     December 31,       exercise
 Price           1999            price
$    1.50     155,890            $1.50
     1.65      75,000             1.65
     1.75      47,500             1.75
     1.81      42,750             1.81
     1.88      17,500             1.88
     2.50       1,350             2.50
     2.75       9,500             2.75
     3.00      10,760             3.00
     3.62       4,000             3.62
     4.50       2,000             4.50
------------  -------            -----
$1.50 -$4.50  366,000            $1.74
============  =======            ======



10.  Stock Incentive Plan (Continued)

  The Company adopted Statement of Financial Accounting
  Standards No. 123 (SFAS 123) in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by
  SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during each of the three years ended December 31, 1999 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1999, 1998 and 1997:

                            1999       1998        1997
Risk-free interest rate     5.56%      5.54%       6.31%
Expected dividend yield        -          -           -
Expected lives                8 years   8 years     8 years
Expected volatility           70%        70%         57%

  Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1999, 1998 and 1997, the total value of the options granted was computed to be $173,815, $192,540 and $146,700, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

  For the years ended December 31, 1999, 1998 and 1997, the weighted average fair value of options granted was computed to be $1.44, $0.85 and $1.47, respectively.


  Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows:

                           1999         1998         1997
Net income (loss)-
 As reported           $ (92,232)   $ (71,980)    $ 67,682
Per share:
  Basic                     (.02)        (.02)         .02
  Diluted                   (.02)        (.02)         .02
Net income (loss)-
 Pro forma              (181,201)    (175,860)      41,838
Per share:
  Basic                     (.04)        (.04)         .01
  Diluted                   (.04)        (.04)         .01


  The effects of applying SFAS 123 for providing pro forma disclosures for the three years ended December 31, 1999 are not likely to be representative of the effects on reported net income and earnings per share for future years, because options vest over several years and additional awards generally are made each year.


11.  Income Taxes

  The provision for income taxes consists of:

                                  1999      1998       1997
Current tax expense:
  Federal                       $43,000
  State
                                 ------
                                 43,000
Deferred tax expense (benefit)
  Federal                       (68,319)  $(24,291)  $46,530
  State                          (8,761)    (3,290)    5,758
                                 ------    -------    ------
                                (77,080)   (27,581)   52,288
                                 ------    -------   -------
Increase in valuation allowance  11,200          -         -
                                 ------    -------   -------
   Total                       $(22,880)  $(27,581)  $52,288
                               ========   =========  =======

  The effective income tax rate differs from the federal statutory rate as follows:

                                 Year ended December 31,
                                 1999     1998      1997
Federal statuatory rate         (34.0)%  (34.0)%    34.0%
State taxes, net of federal
  Benefit                        (4.4)    (4.4)      4.4
Permanent differences            13.2      9.3       3.8
Increase in valuation allowance   9.7        -         -
Other, primarily effect of
  Alternative minimum tax rates  (4.4)     1.4       1.3
                                ------   ------     -----
                                (19.9)%  (27.7)%    43.5%
                                ======   ======    ======
  Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.



11. Income Taxes (Continued)

  Deferred tax assets and (liabilities) consist of:

                                      December 31,
                                    1999       1998
Accounts receivable               $20,714   $42,580
Inventory                          60,857    38,368
Other                              19,227    20,509
                                  -------   -------
  Net current deferred tax assets 100,798   101,457
                                  -------   -------
Depreciation                     (440,071) (300,083)
Net operating loss carryforwards  112,583   132,746
Deferred gain on sale-leaseback   194,890         -
Alternative minimum tax credit
  Carryforward                     43,000         -
                                  -------   -------
   Net noncurrent deffered tax
    Liability                     (89,598) (167,337)
                                  -------- ---------
   Net deferred tax asset          11,200   (65,880)
Valuation allowance               (11,200)        -
                                  -------- --------
   Total                          $     -  $(65,880)
                                  ========  ========

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the tax credit carryforwards. The Company's net operating loss carryforwards expire between 2013 and 2019.

12.  Related Parties

  During 1999, 1998 and 1997, the Company purchased grapes from other shareholders at an aggregate price of $61,499, $105,332 and $262,795, respectively. At December 31, 1999,
  1998 and 1997, grape payables included $26,586, $52,667 and $130,893, respectively, owed to these shareholders.

  On December 3, 1992, the Company issued a loan to its president with a balance of $48,204 at December 31, 1999.
  The loan was due on December 3, 1993, bearing interest at 7.35%. On March 14, 1994, the loan was extended to March 14, 2009. The loan is secured by the common stock of the Company held by its president. This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.

  During 1997, the Company had transactions with affiliated entities related to various shared administrative services. Charges to the Company aggregated $164,716; amounts charged by the Company aggregated $92,601 for the year ended December 1997.



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

  Operating leases
  The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. The Company is also committed to lease payments for various office equipment. As of December 31, 1997, the Company was obligated under various long-term operating leases requiring future minimum lease payments as follows:

 Year ending
 December 31,
     2000               $  187,908
     2001                  190,544
     2002                  193,485
     2003                  196,499
     2004                  202,289
    Thereafter           2,484,885
                        ----------
      Total             $3,455,610
                        ==========

  Total rental expense for all operating leases excluding the vineyards, amounted to $27,372, $30,647, and $17,827 in 1999, 1998, and 1997, respectively. In addition, payments for the leased vineyards have been included in inventory and aggregate approximately $81,300, $77,000, and $60,000, respectively, for each of the years ended
  December 31, 1999, 1998, and 1997.

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