Form 10KSB/A
period 1999-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2000-04-20
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB-A1

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

The V2ineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it will increase production and improve grape quality over traditional designs.

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

We believe sales incentive programs to encourage distributor sales representatives to present the Company's products have resulted in higher sales in the Fourth Quarter of 1999 with some short term sacrifice in gross margin.

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


Wine Inventory

We currently have a substantial inventory of premium, super premium, ultra premium wines like Riesling, Vintage Pinot Noir and Single Vineyard Designated Pinot Noir. Of course, there are many factors that will affect our successful marketing of this wine, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from us and other sources will put downward pressure on prices, whether consumer tastes will shift to varieties not produced by the Company, as well as other factors, many of which we cannot control. In addition, factors that affect our ability to successfully market these wines. If we can successfully address these factors and their affects, however, we believe we can profitably market these wines. For example, the table below shows the potential revenue from the sales of these wines if we could have sold these wines in 1998 and 1999 at the then-prevailing prices. While there can be no assurance that we would have been able to sell these wines for the prices assumed in 1998 and 1999, that the prices set forth in the table will be maintained in subsequent years or that even if marketed at these prices, the wines will be profitable, we believe the table below does give some indication of the value of these wines.



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

James L. Ellis. Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997. Mr. Ellis has served as the Company's Director of Human Resources from January 1993, and was appointed Vice-President of Corporate in 1998.. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

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

Stan G. Turel. Mr. Turel has served as a Director since November of 1994. Mr. Turel is part owner and the CEO of Columbia Turel, Inc., (formerly Columbia Bookkeeping, Inc.) a position he has held since 1974. Columbia Turel, Inc. has sixteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on 2a number of advisory boards and panels.

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

                               WILLAMETTE VALLEY VINEYARDS, INC.
                              (Registrant)


Date: April 18, 2000.       By:__________________________________
                               James W. Bernau,
                               Chairperson of the Board,
                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_____________________  Chairperson of the Board,   April 18, 2000
James W. Bernau        President
                       (Principal Executive Officer)

_____________________  Controller                  April 18, 2000
John E. Moore          (Principal Accounting Officer)



_____________________  Director and Vice-President April 18, 2000
James L. Ellis         and Secretary

_____________________  Director                    April 18, 2000
Betty M. O'Brien

_____________________  Director                    April 18, 2000
Stan G. Turel

_____________________  Director                    April 18, 2000
William H. Malkmus

_____________________  Director                    April 18, 2000
Delna Jones














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

 Susceptibility of vineyards to disease
  The Tualatin vineyard purchased during 1997 and the leased vineyards are known to be infested with phylloxera, an aphid-like insect which can destroy vines. Although management has begun planting with phylloxera-resistant rootstock, a portion of the vines at the Tualatin vineyard are susceptible to phylloxera. The Company has not detected any phylloxera at its Turner vineyards.