Form 10QSB
period 2000-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2000-05-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2000

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2000
4,253,431 shares, no par value

Transitional Small Business Disclosure
                                           [  ] YES        [X] NO





WILLAMETTE VALLEY VINEYARDS, INC.
INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1--Balance Sheet

Statement of Operations

Cash Flow

Notes to Consolidated Financial Statements

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 4--Exhibits and Reports of Form 8-K

Signature









 Item 1 FINANCIAL STATEMENTS

                               WILLAMETTE VALLEY VINEYARDS
                                  Balance Sheet


                                        March 31,         December 31,
                                           2000                1999
ASSETS.                                  (unaudited)       ____________
Current Assets:
  Cash and cash equivalents               $  1,102          $  219,041
  Accounts receivable trade, net           437,574             429,495
  Inventories                            6,180,002           6,142,697
  Prepaid expenses and other
  current assets                            90,072              79,102
  Deferred income taxes                    100,798             100,798
                                         _________            _________
Total current assets                     6,809,548           6,971,133

Vineyard development cost, net           1,372,597           1,381,163
Property and equipment, net              6,249,679           6,402,023
Investments                                  4,974               4,974
Notes receivable                            49,166              52,975
Debt issuance costs, net                    63,701              72,107
Other assets                               141,655             141,655
                                         _________           _________
Total assets                       $    14,691,320        $ 15,026,030

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                     $   2,240,584        $  1,685,584
  Current portion of long term debt        198,618             213,502
  Accounts payable                         686,590             960,479
  Accrued commissions and payroll           99,285             126,375
  Income Taxes payable                           -              42,429
  Grapes payable                           431,945             827,843
                                          ________            ________
Total current liabilities                3,657,022           3,856,212

Long-term debt                           3,534,308           3,583,007
Deferred gain                              501,703             508,054
Deferred income taxes                   ___100,798          ___100,798
Total liabilities                        7,793,831           8,048,071

Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized,4,253,431 shares issued
  outstanding                            6,815,972           6,815,972
Retained earnings                           81,517             161,987
                                       ___________          __________
Total shareholders' equity               6,897,489           6,977,959

Total liabilities and shareholders'
equity                               $  14,691,320       $  15,026,030
The accompanying notes are an integral part of this financial statement





                                    WILLAMETTE VALLEY VINEYARDS, INC.
                                         Statement of Operations
                                             (Unaudited)


                                            Three months ended March 31,
                                             2000               1999

Net Revenues
  Case Revenue                            $   1,257,421     $  1,116,236
  Bulk Revenue                                        -                -
Total Revenue                                 1,257,421        1,116,236


Cost of Sales
  Case                                          634,369          501,705
  Bulk                                                -                -
Total Cost of Sales                             634,369          501,705

Gross Margin                                    623,052          614,531


Selling, general and
  administrative expense                        592,322          646,009

Net operating income                             30,730         (31,478)

Other income (expense)
  Interest income                                   961           2,026
  Interest expense                             (119,176)       (109,923)
  Other income                                    7,015             189

Net loss before income taxes                    (80,470)       (139,186)

Income tax                                             -               -

Net loss                                        (80,470)       (139,186)

Retained earnings beginning of
  period                                         161,987         254,219
Retained earnings end of period                   81,517         115,033

Basic gain (loss) per common share                  (.02)          (.03)
Diluted loss per common share                       (.02)          (.03)

Weighted average number of
basic common shares
outstanding                                    4,253,431       4,237,231


                                     WILLAMETTE VALLEY VINEYARDS, INC.
                                          Statement of Cash Flows
                                                 (unaudited)
                                        Three Months Ended March 31,

                                               2000                 1999

Cash flows from operating activities:
  Net loss                                  $  (80,470)      $ (139,186)
Reconciliation of net loss to net cash used
for operating activities:
  Depreciation and amortization                185,852          176,686

Changes in assets and liabilities:
  Accounts receivable trade                     (8,079)          10,759
  Inventories                                  (37,305)        (219,194)
  Prepaid expenses                             (10,970)         (22,616)
  Grape payable                               (395,898)         (61,931)
  Accounts payable                            (273,889)         204,087
  Income tax payable                           (42,429)               -
  Accrued liabilities                          (27,089)        (105,049)

Net cash provided (used) by operating
 activities                                   (690,277)        (156,444)


Cash Flow from investing activities
  Construction expenditures and purchases
  of equipment                                 (23,344)        (115,735)
  Vineyard development expenditures             (1,599)         (45,903)
  Cash received for investments                      -                -
  Notes receivable                               3,809             (851)

Net cash used by investing activities          (21,134)        (162,489)


Cash Flows from financing activities:
  Line of credit borrowings (repayment)        555,000          300,000
  Debt issuance cost                             8,406            2,583
  Equity change                                      -            7,800
  Change in deferred gain                       (6,351)               -
  Increase (decrease) in long term debt        (63,583)         (12,281)

Net cash provided by financing activities      493,472          298,102

Net increase in cash and cash equivalents     (217,939)         (20,831)

Cash and cash equivalents:
  Beginning of period                          219,041          149,401

  End of period                                  1,102          128,570

The accompanying notes are an integral part of this financial statement



NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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


Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.




2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:


                                              March 31,     December 31,
                                                2000              1999
Winemaking and packaging materials            $  519,646      $  276,571
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                                2,352,912       2,463,709
Finished goods (bottled wines                  3,307,444       3,402,417
 and related products                          _________      __________
                                           $   6,180,002      $6,142,697
                                               =========       =========


3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                March 31,   December 31,
                                                  2000          1999

Land and improvements                  	       $  938,990    $   938,990
Winery building and hospitality center         4,527,573      4,527,573
Equipment                          	            4,112,642      4,089,297
                                               _________      __________
                                           $   9,579,205     $9,555,860

Less accumulated depreciation                 (3,329,526)    (3,153,837)
                                   	            _________      _________
                                 	          $   6,249,679     $6,402,023
                                  	             =========      =========


4) SUBSEQUENT EVENTS:


None.



ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operation



While the Company has always produced a net loss in the First Quarter, the weakest quarter in the industry, these losses are lower than the previous year due to reductions in sales expenses. The first quarter of the previous year marked the beginning of the Company's introduction of it's re-positioned core brand, Willamette Valley Vineyards and two new estate brands, Tualatin Estate Vineyards and Griffin Creek into national distribution. Management expects to experience additional brand introduction expenses as new varieties complete their aging periods and become ready to market.

During this first quarter, the Wine Spectator magazine, rated the Company's '96 Griffin Creek Merlot the number one red wine from Oregon in 1999. The publication also released a series of ratings on Oregon wine which included a "89" for the Company's '98 Griffin Creek Pinot Gris, a "89" for the Tualatin Estate '98 Semi-Sparkling Muscat, a "88" for the Tualatin Estate '97 Chardonnay and an "87" and "Best in Market" designation for the '98 Willamette Valley Vineyards Pinot Noir.

Due to overly ambitious multiple year grape contracts signed in 1996 and early 1997 by previous management, the Company continues to find ways of dealing with certain varieties of excess fruit. This quarter shows several very large sales made to institutional buyers below standard margins to reduce excess inventory of lower priced white wine.










RESULTS OF OPERATIONS


Revenue



Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                                   Three Months Ended
                                                         March 31,
                                                   2000           1999

Tasting Room sales & Rental Income             $ 146,411       $ 150,497
On-site and off-site festivals                   133,046         114,415
In state sales                                   443,056         415,895
Out of state sales                               578,034         457,619
Bulk wine /misc sales                          ___ 6,280       ___16,965
Gross Revenue                                 	$1,306,827     $ 1,155,391

Less Excise Taxes                                 49,406          39,155

Net Revenues                                   1,257,421       1,116,236
                                              ==========      ==========

Tasting Room sales and rental income for the three months ended March 31, decreased 3% to $146,411 in 2000 from $150,497 for the same period in 1999. Sales in the tasting room increased slightly during the first quarter of 2000. However, the rental income received during the quarter from the Company's Hospitality Facility decreased by $14,000 in the first quarter of 2000 over the same period in 1999. The Company contracts out its hospitality and catering service in order to reach a greater number of clientele and to service the customer with a wider variety of products. The Company felt that the decrease in revenue in the first quarter of 2000 was due to added competition from two new facilities in the local area.

On-site and off-site festival sales for the first quarter of 2000 increased 16% to $133,046 from $114,415 over the first quarter of 1999. In January 2000, the Company held a successful Crab Festival at its facility to pair its wines with crab and local seafood. The Company also joined forces with a local seafood restaurant to educate its customers on the pairing of wine with a popular seafood founded at local restaurants. The result of festival increased revenue for on-site festivals in January by $16,000. Off-site revenues were up slightly to $26,395 in the first quarter of 2000 over the same period in 1999.

Sales in the state of Oregon, through the Company's independent sales force, increased 7% to $443,056 in the first quarter of 2000 from $415,895 over the first quarter of 1999. Sales in cases of the Company's Riesling variety continues to grow compared to last year. For the first quarter of 2000, 1227 cases of Riesling were sold as compared to 1046 cases in the first quarter of 1999. Although the cases sales increased the dollar revenue increased only $4,000 because the Company was forced to lower its case price on the Riesling to keep its strong hold in the market. A Washington competitor has used aggressive discounted pricing in an attempt to increase its market share. Also, sales in the Griffin Creek higher-priced and higher-margin wines grew from 85 cases ($12,108) in the first quarter in 1999 to 218 cases ($31,443) in the first quarter of 2000.

Out-of-state sales in the first quarter of 2000 increased 26% to $578,034 from $457,619 over the first quarter of 1998. In the first quarter of 2000, the Company made several large sales to institutional buyers. One of these buyer purchased 2,688 cases of Pinot Gris at a price below the Company's FOB standard price. This increased the number of cases of Pinot Gris sold in the first quarter of 2000 over 1999 plus brought an infusion of $148,000 of cash into the Company. The Company also sold 926 cases of its 1997 Tualatin Estate Riesling at a substantially lower margin.



Excise taxes
The Company's excise taxes increased in the first quarter of 2000 to $49,406 from $39,155 the same period in 1999. This was due to the increase of case depletions in the first quarter of 2000.

Gross Profit
Winery Operations
As a percentage of revenue, gross profit for the winery operations decreased to 50% in the first quarter of 2000 as compared to 55% in the first quarter of 1999. After adjusting for the sale of lower margin Pinot Gris and Tualatin Estate Riesling wines to institutional buyers as described above, the gross margin would have been 55% in the first quarter of 2000. The Company expects the gross margins in 2000 will be lower than 1999. This will reduce the Company's inventory in 2000 to bring it to what it considers a desirable operation level.

Selling, General and Administrative Expense
Selling, general and administrative expenses decreased 8% to $592,322 in the first quarter of 2000 from $646,273 in the first quarter of 1999. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 47% in the first quarter of 2000 from 58% in the first quarter of 1999. The Company reduced its spending in the first quarter of 2000 in several categories. In the first quarter of 2000, the Company reduced it sales and marketing traveling expenses by $25,000 by reducing the number of trips to its distributors. The Company also reduced its commissions paid to its independent sales brokers on sales outside the State of Oregon. This saved the Company approximately $22,000 in the first quarter of 2000 over the same period in 1999.

The Company also implemented significant cost saving measures in the first quarter of 2000 for its on-site events. This resulted in a savings of $16,000 in direct expense for the on-site events plus a reduction of $13,000 in printing charges over the same quarter in 1999.



Interest Income, Other Income and Expense

Interest income decreased to $961 for the first quarter of 2000 from $2,026 for the first quarter of 1999. Interest expense increased to $119,176 in the first quarter of 2000 from $109,923 in 1999. Interest costs were higher because the Company paid additional interest on a higher balance on its line of credit and also the interest rate for its line of credit was higher in the first quarter of 2000 as compared to 1999. . In the first quarter of 1999, the Company also capitalized $7,258 of interest cost to vineyard development for money borrowed to plant grapes at Tualatin Estate which did not occur in the first quarter of 2000. Other income increased to $7,055 for the first quarter 2000 from $1,022 for the first quarter of 1999.

Income Taxes

As in prior years, the Company has operated with a net loss for the first three months in 2000. Therefore, no income tax expense was accrued in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.9:1. At December 31, 1999, the Company had a working capital balance of $3.1 million and a current ratio of 1.8:1.

The Company had a cash balance of $1,102 at March 31, 2000.

At March 31, 2000, the line of credit balance was $2,240,584. On March 31, 1999, the Company obtained an increase in its line of credit from Farm Credit Services. The Company increased the maximum amount that may be borrowed under the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in May 2000. As of this date, Farm Credit Services has agreed to extend the Company's line of credit until February 1, 2001. The interest rate will be 10% as compared to a current base of 8.25%. The maximum amount that may be borrowed under the line of credit will be increased to $2,750,000 from $2,500,000 less $50,000 commitment. The Company is subject to two borrowing deadlines. If the balance on the line is greater than $2,273,000 on September 30, 2000, the lender will increase the rate by
 .5% to 10.5%. If the balance on the line is greater than $2,292,000 on December 31, 2000, the interest rate will continue at 11%. If the Company meets this loan requirements it will not be charged the additional interest rate. If the balance on the line of credit is less than the amounts set forth above on the applicable dates, the interest rate will remain at 10%.

As of March 31, 2000, the Company had a total long term debt balance of $3,732,926 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 1999, the Company was in violation of one of its debt coverage covenants. Farm Credit Services has released the Company from complying with this one covenant.

In December 1999, the Company sold one partial of land and leased it back from the purchaser. This result created a liability account called deferred gain of $508,054. According to general accepted accounting rules, this gain must be recognized over the life of the 20 year lease. This allows the Company to record $6,350 as other income each quarter for the duration of the 20 year lease.

At March 31, 2000, the Company owed $431,945 on grape contracts. The Company pays one grape grower as product is sold according to an agreement with that particular grape grower.










PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

(a)
)        Exhibits

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


        (10)         Material Contract

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



             (m) Acquisition of Tualatin Vineyards, Inc. dated April 15, 1997. (File No.

                (n)      Sale and leaseback agreement with Fifty Eight
                         Acres, Inc.



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date:                         By /s/ James W Bernau
                                  James W Bernau
                                  President


Date:                          By /s/ John More
                                  John More
                                  Controller





SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                         ____________
                       By  James W Bernau

                           President



Date:                           ___________
                       By John Moore

                          Controller