Form 10QSB
period 2000-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2000-08-14
CIK 838875

US SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2000

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

                                             [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2000
4,253,431 shares, no par value

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

Signature























811709                      WILLAMETTE VALLEY VINEYARDS, INC.
ITEM 1

Balance Sheet


                                          June 30,         December 31,

                                            2000              1999
ASSETS
                                         (unaudited)     ____________
Current Assets:
      Cash and cash equivalents       $       2,265      $    219,041
      Accounts receivable trade, net        587,066           429,495
      Inventories                         6,208,069         6,142,697
      Prepaid expenses and other
      Current assets                         54,117            79,102
      Deferred income taxes                 100,798           100,798
                                          _________         _________
Total current assets                      6,952,315         6,971,133

Vineyard development cost, net            1,436,267         1,381,163
Property and equipment, net               6,105,440         6,402,023
Investments                                   4,974             4,974
Notes receivable                             50,002            52,975
Debt issuance costs, net                     63,298            72,107
Other assets                                141,655           141,655
                                           ________         _________
Total assets                           $ 14,753,951      $ 15,026,030

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
      Line of credit                   $  2,400,584      $  1,685,584
      Current portion of long term debt     198,618           213,502
      Accounts payable                      644,289           960,479
      Accrued commissions and payroll        97,743           126,375
      Income tax payable                        185            42,429
      Grapes payable                        402,696           827,843
                                           ________          ________
Total current liabilities                 3,744,115         3,856,212

Long-term debt                            3,484,654         3,583,007
Deferred Gain                               486,978           508,054
Deferred income taxes                       100,798           100,798
                                          _________          ________
Total liabilities                         7,816,545         8,048,071

Shareholders' equity
      Common stock, no par value - 10,000,000
      shares authorized, 4,237,481 shares issued
      outstanding                         6,815,972         6,815,972

Retained earnings                           121,434           161,987
                                           ________           ________
Total shareholders' equity                6,937,406         6,977,959

Total liabilities and shareholders'
equity                                $  14,753,951     $  15,026,030

The accompanying notes are an integral part of this financial statement.





                      WILLAMETTE VALLEY VINEYARDS, INC.
                           Statement of Operations
                                 (Unaudited)


                           Three months ended,       Six months ended
                                June 30,                   June 30,
                           2000         1999        2000         1999

Net Revenues
  Case Revenue       $ 1,583,302  $ 1,230,405  $ 2,840,723  $ 2,346,641
  Bulk Revenue                 -            -            -            -
Total Revenue          1,583,302    1,230,405    2,840,723    2,346,641


Cost of Sales
  Case                   771,593      528,741    1,405,962    1,030,446
  Bulk                         -            -            -            -
Total Cost of Sales      771,593      528,741    1,405,962    1,030,446

Gross Margin             811,709      701,664    1,434,761    1,316,195

Selling, general and
administrative expense   649,049      678,432    1,241,372    1,324,441

Net operating income
 (loss)                  162,660       23,232      193,389       (8,246)

Other income (expense)
  Interest income            961        2,480        1,922        4,506
  Interest expense      (130,359)    (122,507)    (249,535)    (232,430)
  Other income             6,655          833       13,671        1,022

Net income (loss) before
Income taxes              39,917      (95,962)     (40,553)    (235,148)

Income tax benefit             -            -            -            -

Net income (loss)         39,917     (95,962)      (40,553)    (235,148)

Retained earnings beginning of
  period                  81,517      115,033      161,987     254,219

Retained earnings end of
period                   121,434       19,071      121,434      19,071

Basic gain (loss) per
 common share                 .01        (.02)         (.01)       (.06)

Diluted gain (loss) per
 common share                 .01        (.02)         (.01)       (.06)

Weighted average number of
basic common shares
outstanding              4,253,431    4,237,231    4,253,431  4,237,231



                           WILLAMETTE VALLEY VINEYARDS, INC.
                                Statement of Cash Flows
                                     (unaudited)

                                              Six Months Ended June 30,
                                                    2000           1999
 .
Cash flows from operating activities:
  Net loss                                     $  (40,553)  $  (242,589)
Reconciliation of net loss to net cash used
  for operating activities:
  Depreciation and amortization                   376,599       361,948
  Equity Change                                         -         7,800

Changes in assets and liabilities:
  Accounts receivable trade ,net                 (157,571)      133,933
  Inventories                                     (65,372)     (478,214)
  Prepaid expenses and other current               24,986         8,554
  Grapes payable                                 (425,147)     (366,620)
  Accounts payable                               (316,190)      322,604
  Income Tax payable                              (42,244)            -
  Accrued commissions and payables                (28,632)      (31,042)

Net cash provided (used) by
 operating activities                            (674,124)     (283,626)


Cash Flow from investing activities
  Construction expenditures and purchases
  of equipment                                    (50,217)     (192,381)
  Vineyard development expenditures               (84,903)      (72,730)
  Cash received for investments                         -             -
  Notes receivable                                  2,973       (1,710)

Net cash used by investing activities            (132,147)     (266,821)

Cash Flows from financing activities:
  Line of credit borrowings                       715,000       600,000
  Debt issuance cost                                8,809          (969)
  Deferred gain                                   (21,077)            -
  Increase (decrease) in long term debt          (113,237)      (62,059)

Net cash provided by financing activities         589,495       536,972

Net increase (decrease) in cash and
cash equivalents                                 (216,776)      (13,475)

Cash and cash equivalents:
  Beginning of period                             219,041       149,401

  End of period                                     2,265       135,926

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

2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:


                                            June 30,       December 31,
                                              2000             1999

Winemaking and packaging materials          $   269,910    $   276,571
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                               2,642,210      2,463,709
Finished goods (bottled wines                 3,295,949      3,402,417
  and related products)
                                              _________      __________
                                            $ 6,208,069     $ 6,142,697



3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                             June 30,       December 31,
                                               2000             1999

Land and improvements                        $   938,990     $ 938,990
Winery building and hospitality
  center                                       4,534,385     4,527,573
Equipment                                      4,132,703     4,089,297
                                               _________     _________
                                               9,606,078     9,555,860
Less accumulated depreciation                 (3,500,638)   (3,153,837)
                                               _________     _________
                                             $ 6,105,440   $ 6,402,023





                   Management's Discussion and Analysis of
                Financial Condition and Results of Operation


RESULTS OF OPERATIONS


The Company's positive Second Quarter results stem from a combination of the following:

-	elimination of the two Sales Manager positions (West Coast and
East Coast) which reduced payroll, travel and entertainment expenses. A portion of this sales effort was replaced by adding lower cost, in-office sales administrative support. The CEO and Winemaker are now traveling to the Company's distributors' trade shows and making in-market sales presentations.

-	increased sales focus resulting from stronger administrative staff support.

-	the introduction of the much anticipated '98 vintage of Pinot
Noir, the Company's flagship varietal. A sixty day introductory period where the new vintage is offered at the current price caused some distributors to make large purchases to obtain a savings before the price increase became effective July 1 for the new vintage.

-
-	cost savings by hiring a Marketing Director to supervise retail operations and expenditures. This change allowed the company to internalize preparation of the majority of its marketing materials, resulting in significant savings.

Management is uncertain about the negative effect the '98 vintage price increase may have upon depletions from wholesale to retail. Through the first six months depletions are ahead of the previous year for the same period by 16%, where last year they were down 9% from the previous year. The Company is experiencing increases in wholesaler to retailer depletions with its flagship Pinot Noir and decreases with Chardonnay and Pinot Gris. Management has been successful in finding institutional buyers for the Pinot Gris which increased winery depletions but at lower than standard margins.



Winery Operations

The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:


                               Three Months ended     Six Months ended
                                      June 30,              June 30,
                                2000       1999         2000       1999

Tasting Room Sales
and Rental Income         $  255,016  $  226,785  $  401,427  $  377,282
On-site and off-site
 festivals                    76,443      85,920     209,489     200,335
In state sales               722,473     497,269   1,165,529     913,164
Out of state sales           587,385     451,238   1,165,419     908,857
Bulk wine/ Misc. sales             -      12,754       6,280      29,719
Total Revenue            $ 1,641,317 $ 1,273,966 $ 2,948,144 $ 2,429,357

Less Excise Taxes             58,015      43,561     107,421      82,716

Net Revenue              $ 1,583,302 $ 1,230,405 $ 2,840,723 $ 2,346,641

Tasting Room sales and rental income for the three months ended June 30, 2000, increased 12% over the same period in 1999. For the first six months of 2000, the sales increased 6% over the same period in 1999. Retail sales in the tasting room increased in the second quarter of 2000 which helped bring the total revenue in the first six months of 2000 over last years total. The Company has hired a Preferred Customer Representative who is solely responsible to contact and promote sale of wine to valued customers who have made significant purchases in the past.



On-site and off-site festival sales for the three months ended June 30, 2000 decreased 11% over the second quarter of 1999. For the first half of 2000, sales in this category increased 5% over the same period in 1999. During the first half of 2000, the Company's revenue from its two largest festivals increased over last year. In January 2000, the Company held a successful Crab and Chowder Festival at its facility to pair its wines with crab and local seafood. The Company also joined forces with a local seafood restaurant to educate its customers on the pairing of wine with popular seafood found at local restaurants. The result of festival increased revenue for on-site festivals in January by $16,000. The other largest event, Memorial Day Weekend, increased to $24,000 in 2000 from $20,000 in 1999.



Sales in the state of Oregon, through the Company's independent sales force, increased 45% in the three months ending June 30, 2000 over the same period in 1999. For the first half of 2000, the sales increased 28% over the same period in 1999. The number of White Riesling cases sold in the first half of 2000, increased significantly over the same period in 1999. Also, sales in the Griffin Creek higher-priced and higher-margin wines grew from $32,823 in the first six months of 1999 to $90,728 in the first six months of 2000.



Out-of-state sales in the three months ending June 30, 2000, increased 30% over the same period in 1999. For the first half of 2000,out-of-state sales increased 28% over the same period in 1999. In the month of June 2000, the Company sold 1,897 cases of 1998 vintage Pinot Noir which was one of its largest month in sales for this product in the history of the winery. In June 2000, the Company offered its out-of-state distributors a sixty day lower price for the 1998 vintage because the Company raised the price of Pinot Noir over the 1997 vintage. This resulted in a large buy-in by the distributors to beat the new price increases.

Also in the first half of 2000, the Company made several large sales to institutional buyers. One of these buyers purchased 3,328 cases of Pinot Gris at a price below the Company's FOB standard price. This increased the number of cases of Pinot Gris sold in the first quarter of 2000 over 1999. The Company also sold 926 cases of its 1997 Tualatin Estate Riesling at a substantially lower margin. This wine had been moving slowly due to the fact that it directly competed with the more popular Willamette Valley brand of Riesling.




Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first half of 2000 was $107,421. For the same period in 1999, the excise taxes collected was $82,716.

Gross Margin

Winery Operations

As a percentage of revenue, gross margin for the winery operations decreased to 51% for the quarter ending June 30, 2000 as compared to 57% in the second quarter of 1999. For the first half of 2000, the gross margin decreased to 51% as compared to 56% for the first half of 1999. In the first six months of 2000, the Company sold a significant amount of Pinot Gris and Tualatin Estate Riesling at a price lower than its standard FOB price thus lowering the overall gross margin. The lower-priced White Riesling also contributed to the lower margin in the first six months of 2000 as compared to the same period in 1999.


Selling, General and Administrative Expense
Selling, general and administrative expenses decreased 4% to $649,049 in the second quarter of 2000 from $678,432 in the second quarter of 1999. For the first half of 2000, selling, general and administrative expenses decreased 6% to $1,241,372 from $1,324,441 in the first half of 1999..


As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 41% in the second quarter of 2000 from 55% in the second quarter of 1999. For the first half of 2000, as a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 44% from 56% in the second quarter of 1999.


The company experienced savings in its selling, general, and administrative expenses in two significant categories. By the elimination of its East and West Coast sales managers, the Company reduces its related travel and entertainment cost in the first half of 2000 compared to the same six months period in 1999. The Company saved a total of $53,000 in the first six months of 2000 over the same period in 1999. The other category was in the saving in the expenses arising from on-site events held at the winery. By closing monitoring its revenues verses expenses for each on-site event, the Company was able to reduce its spending by $27,000 in the first six months of 2000 as compared to the same six months in 1999.


Interest Income, Other Income and Expense

Interest income/other income increased to $7,616 for the second quarter of 2000 from $3,313 for the second quarter of 1999. For the six months of 2000, interest income/other income increased to $15,593 from $5,528 for the first half of 1999.

Interest expense increased to $130,359 in the second quarter of 2000 from $122,507 in 1999. For the first six months of 2000, interest expense increased to $249,535 from $232,430 for the second half of 1999.






LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.9:1. At December 31, 1999, the Company had a working capital balance of $3.1 million and a current ratio of 1.8:1.

The Company had a cash balance of $2,265 at June 30, 2000.


At June 30, 2000, the line of credit balance was $2,400,584. On March 31, 1999, the Company obtained an increase in its line of credit from Farm Credit Services. The Company increased the maximum amount that may be borrowed under the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in May 2000. In March of 2000, Farm Credit Services has agreed to extend the Company's line of credit until February 1, 2001. The interest rate will be 10% as compared to the old base of 8.25%. The maximum amount that may be borrowed under the line of credit was increased to $2,750,000 from $2,500,000 less $50,000 commitment. The Company is subject to two borrowing deadlines. If the balance on the line is greater than $2,273,000 on September 30, 2000, the lender will increase the rate by .5% to 10.5%. If the balance on the line is greater than $2,292,000 on December 31, 2000, the interest rate will be at 11%. If the Company meets these loan requirements it will not be charged the additional interest rate. If the balance on the line of credit is less than the amounts set forth above on the applicable dates, the interest rate will remain at 10%.


As of June 30, 2000, the Company had a total long-term debt balance of $3,484,654 owed with the majority owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 1999, the Company was in violation of one of its debt coverage covenants.
Farm Credit Services has temporarily released the Company from complying with this one covenant. The covenants will be reviewed for compliance at the end of the year.

In December 1999, the Company sold one partial of land and leased it back from the purchaser. This result created a liability account called deferred gain of $486,978. According to general accepted accounting rules, this gain must be recognized over the life of the 20-year lease. This allows the Company to record $6,350 as other income each quarter for the duration of the 20-year lease.


At June 30, 2000, the Company owed $402,696 on grape contracts. A large portion is owed to a grape grower, which will be paid as the wine is sold.



At June 30, 2000, the Company has contracted or is in the final stage to contract the purchase of approximately $1 million of grapes for its 2000 harvest.










PART II.  OTHER INFORMATION

Other


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