Form 10QSB
period 2000-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2000-11-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000

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

								[X] YES       [  ] NO

Number of shares of common stock outstanding as of September 30, 2000 4,237,481 shares, no par value

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

Signature























                    WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

                                     September 30,            December 31,
                                         2000                     1999
ASSETS
                                     (unaudited)               _________
Current Assets:
    Cash and cash equivalents            $2,471                 $219,041
    Accounts receivable trade, net      489,222                  429,495
    Inventories                       6,316,199                6,142,697
    Prepaid expenses                     47,903                   79,102
    Deferred income taxes               100,798                  100,798
	                                _________                _________
Total current assets                  6,956,594                6,971,133

Vineyard development cost, net        1,389,399                1,381,163
Property and equipment, net           6,055,429                6,402,023
Investments                               4,974                    4,974
Notes receivable                         50,974                   52,975
Debt issuance costs, net                 61,882                   72,107
Other Assets                            141,655                  141,655
                                      _________                _________
Total assets                        $14,660,907              $15,026,030

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Line of credit                   $2,400,584               $1,685,584
    Current portion of long term debt   198,618                  213,502
    Accounts payable                    733,282                  960,479
    Accrued commissions and payroll     104,886                  126,375
    Income Tax Payable	                    (71)                  42,429
    Grapes payable                      346,999                  827,843
                                      _________                _________
Total current liabilities             3,784,298                3,856,212

Long-term debt                        3,464,265                3,583,007
Deferred Gain                           454,306                  508,054
Deferred income taxes                   100,798                  100,798
                                      _________                _________
Total liabilities                     7,803,667                8,048,071

Shareholders' equity
    Common stock, no par value - 10,000,000
    shares authorized, 4,237,481 shares issued
    outstanding                       6,815,972                6,815,972

Retained earnings                        41,268                  161,987
                                      _________                _________
Total shareholders' equity            6,857,240                6,977,959

Total liabilities and shareholders'
equity                             $ 14,660,907             $ 15,026,030


The accompanying notes are an integral part of this financial statement.





                        WILLAMETTE VALLEY VINEYARDS, INC.
                             Statement of Operations
                                   (Unaudited)


                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                 2000          1999        2000         1999

Net Revenues
    Case Revenue              $1,469,903    $1,640,133  $4,310,626   $3,986,774
    Bulk Revenue                 112,655             -     112,655            -
Total Revenue                  1,582,558     1,640,133   4,423,281    3,986,774

Cost of Sales
    Case                         743,897       786,726   2,149,784    1,816,503
    Bulk                         170,774             -     170,849            -
Total Cost of Sales              914,671       786,726   2,320,633    1,816,503

Gross Margin                     667,887       853,407   2,102,648    2,170,271

Selling, general and
administrative expense           730,366       693,557   1,971,737    2,018,667

Net operating income (loss)      (62,479)      159,850     130,911      151,604

Other income (expense)
    Interest income                  971         2,132       2,893        6,639
    Interest expense            (137,027)     (124,201)   (386,562)    (356,632)
    Other income	               118,453	      57,166     134,481       58,188
    Other expense                                           (2,263)

Net income (loss) before
income taxes                     (80,082)       94,947    (120,540)    (140,201)

Income tax                           (79)            -         (79)           -

Net income (loss)                (80,161)       94,947    (120,619)    (140,201)

Retained earnings beginning of
period                           121,429        19,071     161,987      254,219

Retained earnings end of period   41,268       114,018      41,268      114,018

Basic gain (loss) per common share  (.02)          .02        (.03)        (.03)

Diluted gain (loss) per common share(.02)          .02        (.03)        (.03)

Weighted average number of
basic common shares
outstanding                    4,253,431     4,237,481   4,253,431    4,237,481



                            WILLAMETTE VALLEY VINEYARDS, INC.
                                 Statement of Cash Flows
                                       (unaudited)

                                                Nine Months Ended September 30,
                                                     2000            1999

Cash flows from operating activities:
    Net income (loss)                           $(120,620)      $(140,201)
    Reconciliation of net income (loss) to net cash used
    for operating activities:
        Depreciation and amortization             570,093         538,377
        Equity change                                               7,800
        Changes in assets and liabilities:
            Accounts receivable trade             (59,728)        (13,732)
            Other receivable                            0               0
            Inventories                          (173,502)       (562,453)
            Prepaid expenses                       31,199          18,117
            Grapes payable                       (480,844)       (355,474)
            Accounts payable                     (227,297)        379,237
            Taxes payable                         (42,500)              -
            Accrued liabilities                   (21,488)        (28,267)

    Net cash provided (used)
    by operating activities                      (524,687)       (156,596)


Cash Flow from investing activities
    Construction expenditures and
    purchases of equipment                       (173,430)       (333,190)
    Vineyard development expenditures             (58,306)        (93,719)
    Cash received for investments                       0               0
    Notes receivable                                2,001          (4,676)

    Net cash used by investing activities        (229,735)       (431,585)


Cash Flows from financing activities:
    Line of credit borrowings                     715,000         605,000
    Capitalized loan fee                           10,226         (71,096)
    Deferred gain	                                (53,748)
    Increase in long term debt                   (133,626)          9,436

Net cash provided by financing activities         537,852         543,340

Net increase in cash and cash equivalents        (216,570)        (44,841)

Cash and cash equivalents:
    Beginning of period                           219,041         149,401
    End of period                                   2,471         104,560

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

2)  INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:


                                            September 30,   December 31,
                                                2000           1999

Winemaking and packaging materials          $   614,104    $   276,571
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products                               2,471,615      2,463,709
Finished goods (bottled wines                 3,230,480      3,402,417
  and related products)
                                              _________      __________
                                            $ 6,208,069    $ 6,142,697



3)  PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                             June 30,       December 31,
                                               2000             1999

Land and improvements                        $   938,990     $ 938,990
Winery building and hospitality
  center                                       4,540,878     4,527,573
Equipment                                      4,249,422     4,089,297
                                               _________     _________
                                               9,729,290     9,555,860
Less accumulated depreciation                 (3,673,861)   (3,153,837)
                                               _________     _________
                                             $ 6,055,429   $ 6,402,023





                   Management's Discussion and Analysis of
                Financial Condition and Results of Operation


Third Quarter results are summarized as follows:

-	Total revenues were ahead of budget with sales from the Company's distribution force to Oregon retail and restaurant accounts increasing by 22% over the prior year.

-	A significant, unexpected loss of $58,000 resulted from the sale of bulk wine below cost. Early in 1997, the Company's previous management contracted for grapes on a long-term basis at above market prices and far in excess of the Company's sales history. The present management has dealt with this over supply by selling the bulk wine between harvests. This is the first time the Company has been faced with falling bulk market prices for these varieties. These grape contracts will end by 2001 with the remaining over supply resulting from white varieties off of a leased vineyard, entered into in early 1997 with a ten-year term.

-	Sales to out-of-state distributors were lower this quarter compared to the previous quarter and the same quarter of the previous year. This was expected as the new vintage of the Company's flagship Pinot noir was introduced last quarter with prices increasing this quarter, causing distributors to place substantial orders in the Second Quarter. Last year, the buy-in made by distributors was in the Third Quarter with prices increasing in the Fourth Quarter.

-	Retail sales relating to off-site events were lower than the previous year due to poor weather during an important weekend, reducing customer turnout and purchases. Hospitality revenues are lower due to increased competition from several new facilities recently opened in the area.


The Company is continuing to demonstrate progress on its key initiatives. Wine quality advancements have been reflected in wine consumer publications like the Wine Spectator where recent submissions of two of the Company's new Single Vineyard Designated Pinot Noirs received scores of 90. The Signature Cuvee Pinot noir received a score of 93 by the Wine Enthusiast and a listing among the top 100 wines in the world for this year. Hugh Johnson, in his Pocketbook Encyclopedia of Wine for 2000 selected three wines from Oregon to feature: a Domaine Drouhin Chardonnay, a Panther Creek Pinot noir and the Willamette Valley Vineyards Joe Dobbes Signature Cuvee Pinot noir.


Through the first nine months distributor depletions to their retail customers are ahead of the previous year for the same period by 20%, where last year they were down 9% from the previous year. The Company is experiencing increases in wholesaler to retailer depletions with its flagship Pinot Noir and decreases with Chardonnay and Pinot Gris.

Due to improved cash flow over the previous year, the management has strengthened its Portland area sales force to improve placements of it high-end wines in key restaurants and bottle shops. While this new effort has increased sales expenses relative to total sales, it addresses an important long term objective of capturing high margin sales in the key "brand positioning" accounts in the state's major population area.




Winery Operations

The Company's revenues from winery operations before the deduction of excise taxes are summarized as follows:


                               Three Months ended     Nine Months ended
                                   September 30,          September 30,
                                2000       1999         2000       1999

Tasting Room Sales
and Rental Income         $  279,168  $  293,838  $  680,594  $  671,120
On-site and off-site
 festivals                    64,114     135,227     273,603     335,562
In state sales               766,312     627,298   1,931,841   1,540,462
Out of state sales           442,155     630,668   1,639,663   1,539,525
Bulk wine/ Misc. sales       112,655       6,944     118,935      36,663
Total Revenue            $ 1,664,403 $ 1,693,975 $ 3,964,042 $ 4,123,332

Less Excise Taxes             57,707      53,842     165,128     136,558

Net Revenue              $ 1,606,696 $ 1,640,133 $ 3,798,914 $ 3,986,774

Tasting Room sales and rental income for the three months ended September 30, 2000, decreased 5% over the same period in 1999. For the first nine months of 2000, the sales increased 1.5% over the same period in 1999. Retail sales in the tasting room decreased in the third quarter of 2000 but continue to bring the total revenue in the first nine months of 2000 over last years total. The Company has hired a Preferred Customer Representative who is solely responsible to contact and promote sale of wine to valued past customers who have made significant purchases in the past.



On-site and off-site festival sales for the three months ended September
30, 2000 decreased 52% over the third quarter of 1999. For the first nine months of 2000, sales in this category decreased 18% over the same period in 1999.



Sales in the state of Oregon, through the Company's independent sales force, increased 22% in the three months ending September 30, 2000 over the same period in 1999. For the first nine months of 2000, the sales increased 25% over the same period in 1999. In the third quarter of 2000, the Company took steps to grow its largest in-state market, the Portland Area, by improving self-distribution in the market. The Company hired a high quality Sales Manager to spearhead the push in the market. Additionally, the Company continued to identify the biggest retail outlets in the state and began to offer tastes and promoting the product to the wine consumers. The number of cases sold in the first three quarters of 2000, increased to 6,510 cases against sales of 4,332 cases for the same period in 1999. Also, sales in the Griffin Creek higher-priced and higher-margin wines grew from 257 cases ($32,823) in the first six months of 1999 to 646 cases ($90,728) in the first six months of 2000.



Out-of-state sales in the three months ending September 30, 2000, decreased 30% over the same period in 1999. For the first nine months of 2000,out-of-state sales increased 6% over the same period in 1999. This was expected with prices increasing this quarter on the new vintage of the Company's flagship Pinot noir, distributors placed substantial orders in the Second Quarter to take advantage of a buy in at the lower previous years prices. In 1999, the same buy-in made by distributors was in the Third Quarter, increasing sales then, with prices increasing in the Fourth Quarter.


Excise taxes
The Company reports its excise taxes as a deduction of sales revenue to equal net revenue (as shown on the Statement of Operations). The amount for the first nine months of 2000 was $165,128. For the same period in 1999, the excise taxes collected was $136,558.


Gross Margin

Winery Operations

As a percentage of revenue, gross margin for the winery operations decreased to 42% for the quarter ending September 30, 2000 as compared to 52% in the third quarter of 1999. For the first three quarters of 2000, the gross margin decreased to 48% as compared to 54% for the first three quarters of 1999. In the third quarter of 2000 the company sold a significant amount of excess bulk Pinot Gris below cost to free up winemaking capacity for the 2000 vintage. These sales drastically lowered the overall gross margin for the quarter, and had a significant impact on lowering the margin compared to the same period in 1999.


Selling, General and Administrative Expense
Selling, general and administrative expenses increased 5% to $730,366 in the third quarter of 2000 from $693,557 in the third quarter of 1999. For the first nine months of 2000, selling, general and administrative expenses decreased 2% to $1,971,737 from $2,018,667 in the first nine months of 1999.


As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 46% in the third quarter of 2000 from 42% in the third quarter of 1999. For the three quarters of 2000, as a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 45% from 51% in the third quarter of 1999.


The company experienced increases in its selling, general, and administrative expenses in two significant categories. By the retirement of the controller and the hiring of a new controller, the Company increased its accounting services expenses during a transitional phase when the new controller had begun working and the outgoing controller was consulting, essentially doubling expenses temporarily. The other category was in the development of the Portland sales team. A new sales manager was hired to spearhead efforts to increase visibility and distribution within the Portland area. Additionally, a delivery truck was leased and a full time driver was hired to service the accounts. By investing in high quality management, and providing delivery services, the Company hopes to build a lucrative market in the Portland area. Also, by closing monitoring its revenues verses expenses for the Portland market, the Company will be able to analyze the overall contribution of its new strategy.


Interest Income, Other Income and Expense

Interest income/other income increased to $119,424 for the third quarter of 2000 from $60,101 for the third quarter of 1999. For the nine months of 2000, interest income/other income increased to $137,374 from $65,630 for the first three quarters of 1999.

Interest expense increased to $137,027 in the third quarter of 2000 from $124,200 in 1999. For the first nine months of 2000, interest expense increased to $386,562 from $356,062 for the first nine months of 1999.




LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.8:1. At December 31, 1999, the Company had a working capital balance of $3.1 million and a current ratio of 1.8:1.

The Company had a cash balance of $2,471 at September 30, 2000.


At September 30, 2000, the line of credit balance was $2,400,584. On March 31, 1999, the Company obtained an increase in its line of credit from Farm Credit Services. The Company increased the maximum amount that may be borrowed under the line of credit to $2,500,000 from $2,000,000 to meet the Company cash needs in 1999 until renewal in May 2000. In March of 2000, Farm Credit Services has agreed to extend the Company's line of credit until February 1, 2001. The interest rate will be 10% as compared to the old base of 8.25%. The maximum amount that may be borrowed under the line of credit was increased to $2,750,000 from $2,500,000 less $50,000 commitment. The Company is subject to two borrowing deadlines. If the balance on the line is greater than $2,273,000 on September 30, 2000, the lender will increase the rate by .5% to 10.5%. If the balance on the line is greater than $2,292,000 on December 31, 2000, the interest rate will continue at 11%. If the Company meets these loan requirements it will not be charged the additional interest rate. If the balance on the line of credit is less than the amounts set forth above on the applicable dates, the interest rate will remain at 10%.


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

At September 30, 2000, the Company owed $346,999 on grape contracts. A large portion is owed to a grape grower, which will be paid as the wine is sold.













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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date:                         By /s/ James W Bernau
                                  James W Bernau
                                  President


Date:                          By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller