Form 10KSB
period 2000-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2001-04-04
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
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

                                      As of December 31, 2000

Issuer's revenues for its most recent fiscal year:    $6,716,857

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $6,248,982

Number of shares of Common Stock outstanding:      4,254.481

Transitional Small Business Disclosure Format:     YES [ ] No [X]


                 DOCUMENTS INCORPORATED BY REFERENCE
ITEM 1.     DESCRIPTION OF BUSINESS

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company's wines are made from grapes grown at its vineyard (the "Vineyard") and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. The Company's Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.

The Company owns 146 acres of vineyard land. Fifty acres of planted vineyards-42 acres producing and 8 acres in development, which includes a grafting of 8 acres to Pinot Noir in 1999 at the Turner site. In April 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards, Inc. (TVI), adding 83 acres of producing vineyard, 60 more plantable acres and an additional 20,000 cases of winemaking capacity. The purchase price paid by the Company to the Tualatin Valley shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards' current assets minus their current and long-term liabilities as reflected in their balance sheet dated April 15, 1997. The
Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601 paid to the Tualatin Vineyard, Inc. shareholders.

In December 1999, the Company sold one parcel of three parcels offered for sale at its Tualatin Estate Vineyard. The Company entered into an agreement with the new owners to lease back the land for farming the grapes for use in the Company's Estate bottling program. The final purchase price paid was $1,500,000 for the 80-acre parcel. The lease is for twenty years with three 5-year renewals at the Company's option. The Company continues to offer the two remaining properties and equipment on the same type of sale/leaseback arrangement. One parcel contains 75 acres priced at $808,700 and the last parcel, which contains the Tualatin Estate winery plus 115 acres, is priced at $1,825,000.

The Company also leases O'Connor Vineyards on a ten-year contract adding an additional 54 producing acres. All of these highly regarded vineyards are within the Willamette Valley Appellation.


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship and its largest selling varietal in 2000, from $15 to $60 per bottle; Chardonnay, from $14 to $25 per bottle; Pinot Gris, $14 per bottle; Riesling, Gewurztraminer and Oregon Blossom (blush blend), $9 per bottle. As a convenience to our restaurant customers, the Company produces some of its products in larger sized packages. This brand's mission is to become the premier producer of Pinot noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, under a "Made in Oregon Cellars" label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:
Pinot Noir, the brand's flagship, $28 per bottle; Chardonnay, $14 per bottle; Semi-Sparkling Muscat, $15 per bottle; Gewurztraminer, $9 per bottle; and Pinot Blanc, $14 per bottle. This brand's mission is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

In November 1998, the Company released a new label under the Griffin Creek brand name, which the company owns. This represents a joint effort between the Company and Quail Run Vineyards to develop a new brand of wines from the Southern Oregon growing region. Currently, the Company has several varieties under this label: Merlot, the brand's flagship, $35 per bottle; Syrah, $35 per bottle; Cabernet Sauvignon, $40 per bottle; Pinot Gris, $18 per bottle; Chardonnay, $30 per bottle; Viognier, $30 per bottle; and Pinot Noir, $27 per bottle. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.



Market Overview

Wine Consumption Trends: Wine consumption in the United States declined from 1987 to 1994 due to increased consumer health concerns and a growing awareness of alcohol abuse. That decline was led by sharp reductions in the low-cost non-varietal ("jug") wine and wine cooler segments of the market, which, prior to 1987, were two of the fastest growing market segments. Beginning in 1994, per capita wine consumption began to rise. The Company estimates that premium; super premium and ultra premium wine consumption will experience a moderate increase over the next few years. Consumers have restricted their drinking of alcoholic beverages and view premium, super premium and ultra premium wines as a beverage of moderation. The Company believes this change in consumer preference from low quality, inexpensive wines to premium, super premium and ultra premium wines reflects, in part, a growing emphasis on health and nutrition as a principal element of the contemporary lifestyle as well as an increased awareness of the risks associated with alcohol abuse.

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 2000, there were 133 commercial wineries licensed in Oregon and over 10,500 acres of wine grape vineyards, 8,100 acres of which are currently producing. Total production of Oregon wines in 2000 is estimated by the Company to be approximately 774,000 cases. Oregon's entire 2000 production would have an estimated retail value of approximately $154.8 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $77.4 million.

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

Oregon does have certain disadvantages, however. As a new wine-producing region, Oregon's wines are relatively little known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages. Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains were to occur just prior to the autumn grape harvest, the quality of harvested grapes could materially diminish thereby affecting that year's wine quality. Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2000, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the Third Quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the O'Connor Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the O'Connor vineyard will not be at the expense of the Company.

Several significant developments in the Oregon wine industry have taken place over the past ten years. Robert J. Drouhin, a well-known producer of French wines, purchased vineyard land near Dundee, Oregon on which he has planted a vineyard and constructed a winery. Napa Valley's Girard and Stag's Leap Wineries have formed a partnership and purchased vineyard land in the Willamette Valley where they have planted a vineyard and begun harvesting Pinot Noir grapes. Brian Croser (a noted Australian winemaker), in partnership with Cal Knudsen (an original investor in Erath Vineyards) and the French Champagne firm, Taittinger, established the Dundee Wine Company. Their wines, under the Argyle label, have received recognition for sparkling wines, Dry Riesling, Chardonnay and Pinot Noir. In 1992, a California vineyard investor planted a vineyard consisting of over 200 acres of Pinot Noir grapes across Interstate 5 and within sight of the Company's Winery.

In 1994, the largest development in the Oregon wine industry, King Estate Winery, was completed. The facility, which is located 22 miles southwest of Eugene, is approximately 100,000 square feet in size surrounded by a 180-acre vineyard. King
Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls. The Benziger family created the huge Glen Ellen wine brand in California, before selling it off to Grand Metropolitan. Well known California winemaker Tony Soter is making Oregon Pinot noir under the Etude label. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased international recognition to the quality of Oregon wines.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 42 acres producing which includes 17 acres of Pinot Noir and 8 acres of Riesling grape vines planted in 1985, which were grafted to Pinot Noir in 1999. The Company planted 8 acres of Pinot Gris vines in May 1992 and
6 acres of Chardonnay (Espiguette clone) vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot Gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December 1999) added 83 acres of additional producing vineyards and some 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir, which is the Company's flagship varietal. All of the new planting will be available to harvest in the next two to four years.

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards (54 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and use the lot line adjustment to create three separate land parcels at Tualatin Estate.

The Company now controls 280 acres of vineyard land. At full production, these vineyards should enable the Company to grow approximately 50% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

Grape Supply. In 2000, the Company's 42 acres of producing estate vineyard yielded approximately 109 tons of grapes for the Winery's twelfth crush. Tualatin Vineyards produced 173 tons of grapes in 2000. O'Connor Vineyards produced 129 tons of which about 7% were sold to other wineries because of previous commitments. In 2000, the Company purchased an additional 822 tons of grapes from other growers. The Winery's 2000 total wine production was 214,206 gallons (90,097 cases) from its 1999 crush, and 21,015 gallons (8,839 cases) from its 2000 crush. The Company expects to produce an additional 175,588 gallons in 2001 (73,854 cases) from its 2000 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See "CERTAIN
TRANSACTIONS."

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

Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris. The Company believes that the Vineyard's growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon's latitude (42o-46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except the great wine grape regions of Northern Europe.
The Company's property is located at the same latitude as the famous Haut Brion vineyards in Bordeaux, France.

The Vineyard's soil type is Jory/Nekia, a dark reddish-brown silky clay loam over basalt bedrock noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

The Vineyard's elevation ranges from 533 feet to 700 feet above sea level with slopes from 2 percent to 30 percent (predominately 12-20 percent). The Vineyard's slope is oriented to the south, southwest and west. Average annual precipitation at the Vineyard is 41.3 inches; average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year's frost-free season averages from 190 to 210 days. These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions, which produce high quality wine grapes.

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


Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons).
It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level.
It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 2000, the Winery produced 214,206 gallons (90,097 cases) of wine from its 1999 crush, and 21,015 gallons (8,839 cases) from its 2000 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility was converted to barrel storage in 1998 in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.
The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

In 1997, the Company constructed a 20,000 square foot storage building to store all if its bottled product at an approximate cost of $750,000. Previously, the Company rented a storage facility with an annual rental cost to the Company of $96,000.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it adds 20,000 cases of wine production capacity to the Company, which the Company felt at the time of purchase was needed. To date, production and sales volumes have not expanded enough to necessitate the utilization of the Tualatin facilities. The Company decided to move current production to its Turner site to meet short-term production requirements. The capacity at Tualatin is available to the Company to meet any future production expansion needs.

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

Just outside the Hospitality Center, the Company has planned a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle. As designed, a removable fabric top making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events can cover the quadrangle.

The Company believes the addition of the Hospitality Center and the park and quadrangle has made the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $3,228,752 at December 31, 2000 and $3,584,123 at December 31, 1999. The mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012.
After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,510,484 on December 31, 2000. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $718,268 on December 31, 2000, after the Company made an additional payment of approximately $471,000 in December 1999. The additional payment was made as a result of the Company selling a parcel of the Tualatin Valley property under a sale-leaseback agreement.

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

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

Tons of
Grapes      Production                            Cases
Crush Year   Crushed        Year                 Produced

1989          203
1990          206           1990                  13,200
1991          340           1991                  13,400
1992          565           1992                  22,100
1993          633           1993                  38,237
1994          590           1994                  41,145
1995          885           1995                  40,411
1996         1290           1996                  53,693
1997         1426           1997                  91,793
1998         1109           1998                  77,064
1999         1383           1999                  81,068
2000         1223           2000                  98,936

The quantity of grapes crushed in 1997 does not include 228 tons of grapes that were purchased and resold on the open market because the Company had contracted for more grapes than were needed. The Company was unable to sell 270 tons of grapes before crush; this tonnage converts to 44,000 gallons of bulk wine that the Company sold in 1998.


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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2000, direct sales make up approximately 20% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located primarily in Oregon. Eighteen sales representatives who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis currently carry out the self-distribution program. A few of these sales representatives are supported by Company provided trucks and delivery drivers. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 2000. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 2000, approximately 42% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.

Shareholders. As a consumer-owned company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,173 shareholders of record, which represents approximately 5,000 wine consumers since family members hold many shares jointly. The Company believes its shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

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

The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park that, in 1985, was Oregon's eleventh most visited tourist attraction (fifth among those charging admission). The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 200,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. The Company believes that some of the visitors to the Enchanted Forest and RV Park do visit the Winery. More importantly, the Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors.

Competition

The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California and Washington, which, like the Company, produce premium, super premium, and ultra premium wines. Wine production in the United States is dominated by large California wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. Several Oregon wineries, however, are older and better established and have greater label recognition than the Company.

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


Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax; payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines will be sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater; the Oregon Department of Environmental Quality regulates it. The Company has secured all necessary permits to operate its business.

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


Employees

As of December 31, 2000 the Company had 53 full-time employees and 17 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The
Company continues to believe it maintains positive relations with its employees.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2000.

5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the NASDAQ Small Cap
Market under the symbol "WVVI." As of December 31, 2000, there were 3,173 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/00       6/30/00       9/30/00         12/31/00
High        $2.25          $2.00         $2.28           $2.06
Low         $1.50          $1.50         $1.50           $1.47

Quarter Ended

           3/31/99       6/30/99       9/30/99         12/31/99
High        $2.13          $2.13         $2.25           $2.50
Low         $1.50          $1.57         $1.63           $2.00

The Company has not paid any dividends on the Common Stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future.


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


OVERVIEW


RESULTS OF OPERATIONS

The Management is continuing the transition to higher quality, higher margin wines. A careful selection and recruitment of top Oregon winegrowers has lead to quality improvements in purchased grapes and in the offering of Single Vineyard Designated bottlings. The recent plantings of new Pinot Noir clones at Tualatin Estate, Willamette Valley Vineyards, and O'Connor Vineyards are nearing maturity. Improvements in production staffing and barrels, and discontinuing high volume, lower priced product lines have sharpened winemaking focus on the Company's flagship wines. A higher level of professionalism in the sales staff has improved the Company's ability to present and sell high quality, high margin wines.

In fiscal year 2000, the Retail, Self-Distribution, and FOB Departments showed increases in net contribution, after direct departmental expenses, of 25%, 13%, and 44%, respectively, from the previous year. These increases resulted from careful management of selling activities. Profits were depressed by higher general and administrative expenses, particularly accounting expenses, professional fees, and bulk wines sales, resulting in significant losses on those sales. Although sales are increasing, they have not reached the level to warrant a restart of the Tualatin Winery facility or equipment.

Wine Quality

The Company's wine ratings are among the highest given to Oregon produced wines. In the January 2000 issue, "The Wine Enthusiast" magazine rated the Willamette Valley Vineyard Signature Cuvee Pinot Noir among the top 100 wines in the world with a score of "93".

The annual review of Oregon Pinot Noirs by Clive Coates, Master of Wine and Publisher of the "The Vine" rated the Willamette Valley Vineyards Hoodview Single Vineyard Designate as the leading Pinot Noir of the 1998 Oregon vintage. Both the "Wine Spectator" and "Wine Enthusiast" gave this wine a score of "90".

Sales

Finished wine revenues increased 12% in 2000 from the previous year. Unit sales increased 22% from the previous year. Case depletions from the Winery increased from 71,886 in 1999 to 88,045 in 2000. The significant increase in case depletions is due to Management's efforts to reduce low demand white wine inventories resulting from long-term grape contracts. The Company's distributors experienced a collective increase of 18% in depletions of Company products to their retail customers in 2000. Sales expenses decreased due to continued efforts to improve efficiencies. Management expects to continue to reduce costs incurred in the year 2001 with the prospect of achieving higher average margins on sales over time. Long-term grape contracts caused the Company to pay high prices for lower demand white wines. These contracts expired at the end of 2000. As these wines were sold in bulk or as finished case goods, they reduced average margins.

Wine Inventory

The Company has built a substantial inventory of '98, '99 and '00 vintage super premium, and ultra premium wines like Vintage Pinot Noir, Single Vineyard Designated Pinot Noirs, and Griffin Creek Bordeaux and Rhone varietals. Total finished wine inventory increased to 93,821 cases by year-end 2000 from 79,371 the previous year. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which Management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2001. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2000 Quarter Ended  Fiscal 1999 Quarter Ended
                     (in thousands)          (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $146  $255  $253   $284  $150  $227  $294   $302
On-site and off-site
festivals        133    77    91    149   114    86   135    168
In-state sales   418   715   755  1,011   416   497   627    872
Bulk/Grape sales   6     0   113    144    17    13     7     32
Out-of-state
sales            572   636   483    714   458   451   631    629
Total winery
revenues       1,275 1,683 1,695  2,302 1,155 1,274 1,694  2,003


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2000        1999        1998
Tasting room and retail sales      $ 938       $ 973       $ 937
On-site and off-site festivals       450         503         565
In-state sales                     2,899       2,412       2,278
Bulk /Grape Sales                    263          69         454
Out-of-state sales                 2,405       2,169       2,124
Revenues from winery operations   $6,955      $6,126      $6,358

Less Excise Taxes                    238         212         226

Net  Revenue                      $6,717      $5,914      $6,132

2000 Compared to 1999.

Tasting room sales for the year ended December 31, 2000 decreased 3.6% to $938,303 from $973,028 for the same period in 1999.
By offering higher quality wines in the tasting room and discontinuing events with low net returns, the net contribution, after direct departmental expenses, from the Retail Department increased by $70,024 in 2000. The Company experienced a decrease in revenue during 2000 in Hospitality rental income of $160,826 (included in the tasting room and retail sales category) over $227,452 in the same period in 1999.

On-site and off-site festival sales and telephone sales for the year ended December 31, 2000 decreased 11% to $449,558 from $502,960 for the same period in 1999. The Company eliminated several on and off-site festivals by analyzing each event to determine if the event was going to return a certain profit percentage. The Company eliminated all on-site and off-site events that were not profitable. Despite greater competition from new event establishments,and a reduction in retail revenues, the net contribution from the Retail Department improved by 25%.

Wholesale sales in the state of Oregon for the year ended December 31, 2000, through the Company's independent sales force, increased 20% to $2,898,870 from $2,412,266 for the same period in 1999. Oregon's retail wine environment is dominated by large chain retailers. For example, one large retailer, remains the largest in-state customer of the Company. The sales to this retailer were $979,755 in 2000, up from $639,000 in 1999. The net contribution, after direct expenses, from the In-state Self Distribution Department increased by $71,360, an increase of 13%.

Out-of-state sales for the year ended December 31, 2000, increased 11% to $2,404,863 from $2,168,897 for the same period in 1999. The Pinot Noir variety led sales in 2000. Higher sales and lower related expenses produced an increase in the net contribution of $232,172 from the FOB Department, an increase of 44% from the prior year.

The Company contracted in early 1997 on a long-term basis for more grapes than needed to meet the revised sales forecasts in the following few years. The Company sold some of its own grapes and some of its contracted grapes for $465,030 in 1997, $454,281 in 1998 and $22,000 in 1999. It sold $18,526 of grapes under contract in 2000. These long-term grape contracts expired at the end of 2000. What the Company couldn't sell as grapes was produced as bulk wine. The losses the Company suffered from bulk wine sales totaled $104,888 in 2000. The only remaining winegrape production that exceeds sales plans is Chardonnay from the leased O'Connor Vineyard and the purchased Tualatin Vineyard. The significance of this imbalance between fruit and sales forecasts is now reduced to approximately 3,000 cases of Chardonnay, annually.

The total excise taxes collected in 2000 were $238,072 as compared to $211,824 in 1999. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 47% for fiscal year 2000 as compared to 54% for 1999.
The sales of bulk wine at a loss and grapes at harvest at a slim margin reduced the gross margin in 2000. After adjusting for these sales, the gross margin would be 55% in 2000 compared to 54% in 1999. Even though the sales price increased in 2000 for many varieties, the average sales price decreased due to the sale of low demand inventory to institutional buyers at significant reductions from frontline pricing. The Company has seen significant increases in the cost of grapes, packaging and labor cost in the past several years.

Selling, general, and administrative expenses for the year ended December 31, 2000, decreased to $2,775,782 compared to $2,901,594 for the same period in 1999. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 41% in 2000 as compared to 49% in 1999. The selling, general, and administrative expenses decreased 4.3% in 2000 against expenses recorded in 1999.
The largest part of the decrease in expenses in 2000 over 1999 was improved management of sales expenses. The retirement of our Controller of 8 years lead to temporary increases in accounting costs of $90,000 as the new
Controller transitioned and instituted new accounting systems.

Other income for the year ended December 31, 2000 was $169,305 as compared to $85,963 for the year ended December 31, 1999.
This increase was due in part to the settlement of litigation regarding cork failures, and to rebates received from Farm Credit Services. Interest income decreased to $3,894 in fiscal year 2000 from $7,807 in fiscal year 1999. Interest expense increased to $547,216 in fiscal year 2000 from $483,723 in fiscal year 1999.

The provision (benefit) for income taxes and the Company's effective tax rate were $19,595 and 57% of pre-tax income in fiscal year 2000 with $(22,880) or (20)% of pre-tax loss recorded for fiscal year 1999.

As a result of the above factors, net income/(loss) increased to $15,062 in fiscal 2000 from $(92,232) for fiscal year of 1999. Earnings/(loss) per share were $.00, $(.02), and $(.02), in fiscal years 2000, 1999, and 1998, respectively.


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

On-site and off-site festival sales and telephone sales for the year ended December 31, 1999 decreased 11% to $502,960 from $564,828 for the same period in 1998. The Company had a decrease in its sales by phone solicitation from $252,000 in 1998 to $183,000 in 1999. The Company eliminated several on and off-site festivals by analyzing each event to determine if the event was going to return a certain profit percentage. The Company eliminated all on-site and off-site events that were not profitable.

Wholesale sales in the state of Oregon for the year ended December 31, 1999, through the Company's independent sales force, increased 6% to $2,412,266 from $2,277,676 for the same period in 1998. This increase is not as significant as in previous years due to the 1998 price increases, but the Company still maintains a strong presence in its own home state. As the Oregon wine retail market is dominated by large chain retailers, one large retailer, remains the largest in-state customer of the Company. The sales to this retailer were $639,000 in 1999, up from $463,000 in 1998. Beginning July 1, 1998, the Company increased the price of its wine by an average of 8% in state. The Company's average sales price increased due to its successful introduction of its higher-priced, higher-margin Griffin Creek product line. However, this was offset by a decrease in the number of cases sold in Oregon. For the year 1999, the total number of cases sold was 30,440 as compared to 32,412 in 1998. The decrease was related to the elimination of the Company's lower-priced, lower-margin "Oregon Trail and Lot 27/28" Pinot Noir and Chardonnay from its product line. Both of these products were replaced by the Company's Vintage series in the grocery stores and restaurants throughout Oregon.

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

The Company also incurred some additional expenses in 1999 that did not occur in 1998. Bad debt allowance increased by $24,000 as the Accounts Receivable balance has increased over the past few years. With the sale of one parcel of Tualatin Estate, the Company wrote-off $22,584 which had been capitalized when the Company purchased Tualatin Vineyards, Inc. in 1997. The Company also incurred $16,800 in legal and other expenses evaluating a proposal of merger with a Napa Valley winery. Other income for the year ended December 31, 1999 was $85,963 as compared to $10,013 for the year ended December 31, 1998. This increase was from the sale of timber on its Tualatin Estate land in 1999. Interest income decreased to $7,807 in fiscal year 1999 from $22,967 in fiscal year 1998. Interest expense decreased to $483,723 in fiscal year 1999 from $493,901 in fiscal year 1998.

The provision for income taxes and the Company's effective tax rate were $(22,880) and (20)% in fiscal year 1999 with $(27,581) or (28)% of pre-tax income recorded for fiscal year 1998.

As a result of the above factors, net income/(loss) decreased to $(92,232) in fiscal 1999 from $(71,980) for the fiscal year of 1998. Earnings per share were $(.02), $(.02), and $.02, in fiscal years 1999, 1998, and 1997, respectively.


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

In 1992, the Company conducted two stock offerings. The Company commenced an offering on July 18, 1992 that was completed on September 30, 1992, with the sale of 428,216 shares of Common Stock at a price of $3.42 per share and net proceeds to the Company of $1,290,364. On October 2, 1992, as a result of the over-subscription of the first offering in 1992, the Company commenced another offering of Common stock which was completed on October 31, 1992 with the sale of 258,309 shares at a price of $3.42 per share, resulting in net proceeds to the Company of $775,726.

Cash and cash equivalents increased to $252,876 at December 31, 2000 from $219,041 at December 31, 1999.

Inventories increased 13% as of December 31, 2000, to $6,921,014 from the December 31, 1999 level of $6,142,697. As the Company ramps up to improve the quality of its wine, the Company has seen a significant increase in its higher cost wines as shown below:
                                         In Cases units
                                      12/31/99    12/31/00
Willamette Valley Vineyards
Vineyard Designate Pinot Noir           5,929       8,178
Signature Pinot Noir                    1,995       2,731

Griffin Creek Label
Merlot                                    335       1,852
Syrah                                     201         542
Pinot Gris                                708       1,991

Tualatin  Estate Label                  8,700       9,155

Total                                  17,868      24,449

Property, plant, and equipment, net, decreased 6% as of December 31, 2000, to $5,989,169 from $6,402,023 as of
December 31, 1999.

Long-term debt decreased to $3,627,602 as of December 31, 2000, from $3,796,509 as of December 31, 1999.

The Company has a line of credit from Farm Credit Services with a limit of $2,750,000. As of December 31, 2000 the outstanding balance of the line was $2,616,549 as compared to $1,685,584 in 1999. These funds were used to meet operational expenditures primarily to fund the increase in the inventory. The Company received a new line of credit of $2,750,000 in May of 2000 up $250,000 from the old line of credit. Farm Credit Services established credit line targets based upon the Company's sale/lease back plan for a Tualatin Estate parcel and would increase the interest rate on the credit line if those targets were not met in September and December of 2000. The Company did not meet its September target or its December target and Farm Credit Services increased their lending rate
 .5% above their base rate for 2000. The Company was not in compliance with 3 of 5 debt covenants, but obtained a waiver letter from Farm Credit Services at December 31, 2000.

The line of credit expires on May 1, 2001. In light of the Company's current projected earnings and cash flow, cash generated from operations will not be sufficient to pay back the entire bank debt of $2,700,000, on a current basis. Management plans to continue to market some pieces of real estate, the sale of which would generate significant cash to repay the debt. Additionally, management plans to obtain financing from another financial institution. If the Company is unable to sell real estate and/or refinance the debt with another financial institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors, nominees for election as a director, and each such person's age at March 31, 2001 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      47
James L. Ellis * ***             Secretary and Director      56
Betty M. O'Brien*                Director                    57
Delna L. Jones**  ****           Director                    60
Stan G. Turel * **  ***    ****  Director                    53
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee
****Member of the Affiliated Transaction Committee

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

James L. Ellis. Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997. Mr. Ellis has served as the Company's Director of Human Resources from January 1993. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane
& Associates, a Pacific Northwest personnel-consulting firm.
From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

Betty M. O'Brien. Ms. O'Brien has served as a Director since July 1991. Ms. O'Brien is a writer and public relations consultant. Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000.
Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola Hills in Yamhill County, Oregon.
She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O'Brien also serves on several community boards.

Delna L. Jones. Ms. Jones has served as a Director since November 1994. Ms. Jones is semi-retired. Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1990 to 1998.
From 1985 to 1990, Ms. Jones served as Director of
Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee. In addition, Ms. Jones presently serves on many community and business boards and advisory panels.

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


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2000, conducted one meeting. The elected members of the Audit Committee are Delna L. Jones and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2000, the Compensation Committee held four meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and Jim Ellis. In 1994, the Board of Directors created an Affiliated Transactions Committee that reviewed transactions deemed to involve a conflict of interest between the Company and its former affiliates, current members of the Affiliated Transaction Committee are Delna Jones and Stan Turel. The Committee held no meetings in 2000. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee met four times during 2000.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James
W. Bernau (the "named executive officer") for the years ending December 31, 1998, 1999, and 2000.

Name and Principal Position      Year      Annual Compensation
Salary ($) 	  Bonus

James W. Bernau
President and Chairperson of      1998      84,865      10,000
the Board of Directors            1999      91,512         -0-
                                  2000      93,000	   -0-

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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2000.

			     Options exercised in the last fiscal year
Name					 Number		Value
					Of shares      Realized(1)
James W. Bernau		     	          -0-		 -0-

			    Number of Securities Underlying
			     Unexercised Options at FY-End


James W. Bernau	  	 75,000(1.65)
                          1,500(1.81)
                          4,000(1.5625)
                          Exercisable	      Unexercisable

				     Value of Unexercised
			     In-the-Money Options at FY-End(2)

James W. Bernau		     0
                             0
                             0
                          Exercisable       Unexercisable



(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2000 ($1.4688 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


Director Compensation
The members of the Company's Board of Directors do not receive cash compensation for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50 share grant per Director's meeting was discontinued for the year 2000 and beyond.


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                              Number of            Percent of
                    Shares Beneficially Owned  Shares Outstanding Stock

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road          1,038,350.5 (1)      24.4%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road       	 36,523  (2)         **
Milwaukie, OR  97222

Delna L. Jones      Director
PO Box 5969               	  8,700  (3)         **
Aloha, OR  97006

Betty M. O'Brien    Director
22500 Ingram Lane NW   	     	 13,950  (4)         **
Salem, OR  97304

Stan G. Turel       Director
13909 S.E. Stark Street         131,885  (5)         3.1%
Portland, OR  97233

Donald Voorhies Estate
78356 Golden Reed Dr            212,518              5.0%
Palm Desert, CA   92211

All Directors, executive      1,441,927             33.9%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 80,500 shares issuable upon exercise of options.

(2) Includes 29,928.5 shares issuable upon the exercise of options.

(3) Includes 6,100 shares issuable upon the exercise of options.

(4) Includes 8,500 shares issuable upon the exercise of options.

(5) Includes 8,500 shares issuable upon the exercise of options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 2000 and 1999, the Company purchased grapes from Elton
Vineyards for $74,585 and $62,068 respectively.  Betty M.
O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 2000, the outstanding balance of the loan was $56,869 including accrued interest.

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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: March 31, 2001.       By:__________________________________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_____________________  Chairperson of the Board,   March 31, 2001
James W. Bernau        President
    (Principal Executive Officer)

_____________________  Controller                  March 31, 2001
Sean M. Cary           (Principal Accounting Officer)


_____________________  Director and Vice-President March 31, 2001
James L. Ellis         and Secretary

_____________________  Director                    March 31, 2001
Betty M. O'Brien

_____________________  Director                    March 31, 2001
Stan G. Turel

_____________________  Director                    March 31, 2001
Delna Jones









Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998

Willamette Valley Vineyards, Inc.
Index to Financial Statements


Report of Independent Accountants       F-1

Balance Sheets                          F-2

Statements of Operations                F-3

Statements of Shareholders' Equity      F-4

Statements of Cash Flows                F-5

Notes to Financial Statements           F-6



Report of Independent Accountants


To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying 2000 financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 13 to the financial statements, the Company has not renewed its operating line of credit with the bank, which expires May 1, 2001. Management's plans in regard to these matters are also described in Note 13. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP

Portland, Oregon
March 8, 2001


Willamette Valley Vineyards, Inc.
Balance Sheet
December 31, 2000 and 1999

          ASSETS                        2000           1999
Current Assets:
 Cash and cash equivalents          $  252,876     $  219,041
 Accounts receivable, net (Note 2)     564,020        429,495
 Inventories (Note 3)                6,921,014      6,142,697
 Prepaid expenses and
   Other current assets                 45,954         79,102
 Deferred income taxes (Note 10)       118,951         89,598
                                     ---------      ---------
    Total current assets             7,902,815      6,959,933

Vineyard development costs, net
                        (Note 1)     1,608,365      1,396,317
Property and equipment, net
                  (Note 1 and 4)     5,989,169      6,402,023
Investments (Note 5)                     4,974          4,974
Note receivable (Note 11)               56,869         52,975
Debt issuance costs                     50,061         56,953
Other assets                           185,619        141,655
                                    ----------      ---------
                                   $15,797,872    $15,014,830
                                   ===========    ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit (Note 6)           $ 2,616,549    $ 1,685,584
 Current portion of long-term debt and
   capital lease obligations (Note 7)  220,921        213,502
 Accounts payable                      847,883        960,479
 Accrued commissions and payroll costs 143,662        126,375
 Income taxes payable                        -         42,429
 Grape payables                        914,366        827,843
                                       -------        -------
    Total current liabilities        4,743,381      3,856,212
Long-term debt and capital lease
   Obligations (Note 7)              3,406,681      3,583,007
Deferred rent liability                 31,634              -
Deferred gain (Note 12)                474,695        508,054
Deferred income taxes (Note 10)        146,819         89,598
                                     ---------       --------
                                     8,803,210      8,036,871
                                     =========      =========
Commitments and contingencies (Notes 12 and 13)

Shareholders' equity (Notes 8 and 9):
 Common stock, no par value -
  10,000,000 Shares authorized,
  4,254,481 and 4,253,431 shares
  issued and outstanding at
  December 31, 2000 and 1999         6,817,613     6,815,972
 Retained earnings                     177,049       161,987
                                     ---------     ---------
    Total shareholders' equity       6,994,662     6,977,959
                                     ---------     ---------
                                   $15,797,872   $15,014,830
                                   ===========   ===========


Willamette Valley Vineyards, Inc.
Statement of Operations
For the Years Ended December 31, 2000, 1999 and 1998


                            2000         1999         1998
Net revenues             $6,716,857   $5,914,208   $6,132,355

Cost of goods sold        3,532,401    2,737,773    3,076,507
                          ---------    ---------    ---------
    Gross margin          3,184,456    3,176,435    3,055,848

Selling, general and
 Administrative expenses  2,775,782    2,901,594    2,694,488
                          ---------    ---------    ---------
Income from operations      408,674      274,841      361,360
                          ---------    ---------    ---------
Other income (expenses):
 Interest income              3,894        7,807       22,967
 Interest expense          (547,216)    (483,723)    (493,901)
 Other income               169,305       85,963       10,013
                           --------      --------    --------
                           (374,017)    (389,953)    (460,921)
                           --------      --------    ---------
  Income (loss) before
   income taxes              34,657     (115,112)     (99,561)
Income tax (benefit)
 Provision (Note 10)         19,595      (22,880)     (27,581)
                           ---------     -------      -------
Net income (loss)         $  15,062    $ (92,232)   $ (71,980)
Basic net income (loss)   ==========    ========     ========
 Per common share          $      -     $   (.02)    $   (.02)
                          ==========    ========     ========
Diluted net income (loss)
 Per common share          $      -     $   (.02)    $   (.02)
                          ==========    ========     ========


The accompanying notes are an integral part of these financial statements.




Willamette Valley Vineyards, Inc.
Statement of Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998

                        Common stock      Retained
                     Shares     Dollars   earnings      Total
Balances at
December 31, 1997  4,231,431   6,779,067   326,199   7,105,266

Stock issuance for
 compensation          1,250       2,189         -       2,189

Net loss                   -           -   (71,980)    (71,980)
                   ---------   ---------   --------   --------
Balances at
December 31, 1998  4,232,681   6,781,256   254,219   7,035,475

Stock issuance for
 Compensation         20,750     34,716          -      34,716

Net loss                  -           -    (92,232)    (92,232)
                    --------   --------    --------     ------
Balances at
December 31, 1999  4,253,431 $6,815,972   $161,987  $6,977,959

Stock issuance for
 Compensation          1,050      1,641          -       1,641

Net loss                  -           -     15,062      15,062
                    --------   --------   --------     -------
Balances at
December 31, 2000  4,254,481 $6,817,613   $177,049  $6,994,662
                   ========= ==========   ========  ==========



Willamette Valley Vineyards, Inc.
Statement of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

                                2000        1999         1998
Cash flow from operating
Activities:
 Net income (loss)          $  15,062   $ (92,232)  $ (71,980)
  Reconciliation of net
  income (loss) to net cash
  (used for) provided by
  operating activities:
 Depreciation and
   amortization               719,046     729,770     657,536
 Deferred income taxes         27,868     (65,880)    (27,581)
 Bad debt expense                   -      27,730      83,148
 Stock issued for compensation  1,641      13,622           -
Changes in assets and
Liabilities:
 Accounts receivable         (134,525)    (85,688)    365,841
 Inventories                 (778,317) (1,519,795)   (428,593)
 Prepaid expenses and other
 current assets                33,148       7,884      (8,693)
 Notes receivable              (3,894)     (6,038)    101,511
 Other assets                 (43,964)          -     (67,813)
 Accounts payable            (112,596)    645,294     (48,234)
 Accrued commissions and
 payroll costs                 17,287     (86,835)    (12,087)
 Income taxes receivable            -      24,436           -
 Income taxes payable         (42,429)     42,429           -
 Grape payables                86,523     246,549      80,056
 Deferred rent liability       31,634           -           -
 Deferred gain                (33,359)
                             --------     -------     -------
Net cash (used for)
 Operating activities        (216,875)   (118,754)    623,111
                             =========    =======     =======
Cash flows from investing
activities:
 Additions to property and
 equipment                   (214,855)   (484,249)   (458,805)
 Vineyard development
 expenditures                (267,233)   (283,483)   (445,507)
 Cash received upon sale of
   investments                      -           -     100,066
 Proceeds from sale of
   property and equipment           -   1,490,706           -
                            ----------  ---------    --------
  Net cash provided by (used for)
   Investing activities      (482,088)    722,974   (804,246)
                            ----------   --------   ---------
Cash flows from
financing activities:
 Debt issuance costs                -     (71,058)    (6,707)
 Net increase in line of
    credit balance            930,965      32,917    135,370
 Issuance of long-term debt     3,034     157,731    312,760
 Repayments of long-term debt(201,201)   (654,170)  (124,428)
                             ---------   ---------  ---------
  Net cash provided by (used for)
    financing activities      732,798    (534,580)   316,995
                             --------    ---------   -------
  Net increase in cash and cash
    equivalents                33,835      69,640    135,860

Cash and cash equivalents:
  Beginning of year           219,041     149,401     13,541
                              -------     -------    -------
 End of year                 $252,876    $219,041   $149,401
                             ========    ========   ========



1.  Summary of Operations, Basis of Presentation and
Significant Accounting Policies

Organization and operations
Willamette Valley Vineyards, Inc. (the Company) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily Pinot Noir, Chardonnay, and Riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. During fiscal years 2000 and 1999, revenues derived from one customer of $979,755 and $639,466, respectively, represented 15% and 11% of the Company's revenues. The Company did not derive more than 10% of revenues from any one customer in 1998. Out-of-state and foreign sales represented approximately 36%, 37%, and 35% of revenues for 2000, 1999 and 1998. The Company also sells its wine from the tasting room at its winery.

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

Cash and cash equivalents
Cash and cash equivalents include short-term investments with an original maturity of less than 90 days.

Revenue recognition
The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (FIFO) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $262,148 and $206,903 at December 31, 2000 and 1999, respectively.

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

Income taxes
The Company accounts for income taxes using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

Other income
Other income in the year ended December 31, 2000 includes approximately $65,000 related to the settlement of legal proceedings in favor of the Company.

Basic and diluted net income per share
Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. Options to purchase 510,670 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at December 31, 2000. Options to purchase 474,000 and 402,000 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive due to the Company's losses in those years. In addition, the warrant outstanding since 1992 (Note 8) was not included in the computation of diluted earnings per share in 2000, 1999, or 1998 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.

                      2000
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 15,062   4,254,481        -
Options         -           -
Warrants        -           -
         --------   ---------   ------
Diluted  $ 15,062   4,254,481   $    -
         ========   =========   ======

                      1999
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $(92,232)   4,253,431   (.02)
Options         -          -
Warrants        -          -
         ---------   ---------  ------
Diluted  $(92,232)   4,253,431  $(.02)
         =========   =========  ======

                      1998
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $(71,980)   4,232,578   (.02)
Options         -          -
Warrants        -          -
         ---------   ---------  ------
Diluted  $(71,980)   4,232,578  $(.02)
         =========   =========  ======

Statement of cash flows
Supplemental disclosure of cash flow information:

                              2000      1999      1998
Interest paid               $547,000  $492,000  $556,000
Income tax refund received     8,344         -         -
Supplemental schedule of
 noncash investing and
 financing activities:
  Capital lease               29,260         -    59,673
  Issuance of common stock
   awards (Note 8)             1,641    21,094     2,188


Fair market value of financial instruments
The fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

Deferred rent liability
The Company leases land under a sale-leaseback agreement
(Note 12).  The long-term operating lease has minimum lease
payments that escalate every year.  	For accounting purposes,
rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2000, rent cost recognized in excess of amounts paid totaled $31,634, which has been capitalized into vineyard development costs and inventory.

Reclassifications
Certain reclassifications have been made to the 1998 and 1999 financial statements to conform with financial statement presentation for the year ended December 31, 2000. These reclassifications have no effect on previously reported results of operations or shareholders' equity.


2.  Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 2000 and 1999, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $41,660 and $54,000, respectively.


3.  Inventories

Inventories consist of:
                                           2000         1999

Winemaking and Packaging Materials $ 273,189 $ 276,571 Work-in-process(costs relating to unprocessed and/or unbottled wine
 products)                              2,415,006    2,463,709
Finished goods (bottled wine and
 related products)                      4,232,819    3,402,417
                                       ----------   ----------
                                       $6,921,014   $6,142,967
                                       ==========   ==========

4.  Property and Equipment
                                           2000         1999

Land and improvements                  $  965,309   $  938,990
Winery building and hospitality center  4,549,081    4,527,573
Equipment                               4,285,585    4,089,297
                                       ----------   ----------
                                        9,799,975    9,555,860

Less accumulated depreciation          (3,810,806)  (3,153,837)
                                       -----------  -----------
                                       $5,989,169   $6,402,023
                                       ===========  ===========

During 1998 and 2000, the Company entered into capital lease arrangements for certain winery equipment and vehicles.
Future minimum capital lease payments as of December 31, 2000 are:

2001                               $   22,684
2002                                   22,858
2003                                   16,558
2004                                   12,899
2005                                    6,107
                                   -----------
Total minimum lease payments           81,106

Less interest portion                 (13,397)
                                   -----------
Capital Lease Obligation (note 7)      67,709

Less portion due within one
 year (Note 7)                        (16,701)
                                   -----------
                                   $   51,008
                                   ===========

The cost of the Company's leased equipment and related accumulated depreciation aggregated $88,933 and $19,320, respectively, at December 31, 2000.


5.  Investments

Investments consist of:
                                            2000         1999

Farm Credit securities                 $    3,000   $    3,000
Other                                       1,974        1,974
                                       ----------   ----------
                                            4,974        4,974
                                       ==========   ==========

Farm Credit securities investments are required as a condition of the Northwest Farm Credit Service loan and line of credit facility (Note 6). These investments are classified as held-to-maturity investments and are recorded at historical cost.


6.  Line of Credit Facility

The Company has a $2,750,000 credit facility with Northwest Farm Credit Services. Borrowings under this facility bear interest at 11% and are collateralized by inventories and accounts receivable. At December 31, 2000 and 1999, $2,616,549 and $1,685,584 were outstanding under this facility, respectively. This line of credit facility expires on May 1, 2001. In addition, Northwest Farm Credit Services has informed the Company that they should look for another lender (Note 13).


7.  Long-Term Debt

Long-term debt consists of:

                                         2000         1999

Northwest Farm Credit Service Loan $3,422,675 $3,598,209 Real property loan, 8.5% interest,
 monthly payments of $1055 through 2019   117,938      121,249
Capital lease obligations                  67,709       48,150
Vehicle financing                          19,280       28,901
                                       ----------   ----------
                                        3,627,602    3,796,509

Less current portion                     (220,921)    (213,502)
                                       -----------  -----------
                                       $3,406,681   $3,583,007
                                       ===========  ===========


The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants which require the Company to maintain certain financial ratios and balances. At December 31, 2000, the Company was not in compliance with these covenants but has obtained a waiver letter thereon (Note 13).

Future minimum principal payments of long-term debt mature as follows:

Year Ending
December 31,
    2001                        $   220,921
    2002                            233,693
    2003                            246,470
    2004                            257,878
    2005                            271,887
 Thereafter                       2,396,753
                                -----------
                                $ 3,627,602
                                ===========


8.  Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (Notes 6 and 7). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2000 and 1999, no warrants had been exercised.

In each of the years ended December 31, 2000 and 1999, the Company granted 1,050 shares and 12,500 shares of stock valued at $1,641 and $21,094, respectively, as compensation. The cost of these grants were capitalized as inventory. The effects of these non-cash transactions have been excluded from the cash flow statements in both periods.


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

At December 31, 2000, 1999 and 1998, the following transactions related to stock options occurred:

                                          2000       .
                                                Weighted
                                                average.
                                                exercise
                                      Shares     price
Outstanding at beginning of year     474,000    $1.75
  Granted                            135,900     1.62
  Exercised                                -        -
  Forfeited                          (99,230)    1.75
                                    --------    -----
Outstanding at end of year           510,670     1.72
                                    ========    =====
                                          1999        .
                                                Weighted
                                                average
                                                exercise
                                      Shares     price
Outstanding at beginning of year     402,000    $1.73
  Granted                            120,500     1.83
  Exercised                                -        -
  Forfeited                          (48,500)    1.75
                                     -------    ------
Outstanding at end of year           474,000     1.75
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
                                     =======    =====


Weighted average options outstanding and exercisable at December 31, 2000 are as follows:

                          Options outstanding
                                 Weighted
               Number            average     Weighted
             Outstanding at     remaining    average
Exercise     December 31,       contractual  exercise
 Price           2000              life        price
$    1.50     115,710              6.04       $1.50
     1.56      74,500              9.41        1.56
     1.65      75,000              7.00        1.65
     1.69      57,000              9.50        1.69
     1.75     105,000              8.25        1.75
     1.81      35,500              8.71        1.81
     1.88      25,000              8.71        1.88
     2.75       7,200              6.50        2.75
     3.00       9,260              6.08        3.00
     3.62       4,000              5.56        3.62
     4.50       2,000              4.08        4.50
------------  -------              -----      ------
$1.50 -$4.50  510,670              7.67       $1.72
============  =======              =====      ======

                          Options exercisable
               Number           Weighted
             Exercisable at     average
Exercise     December 31,       exercise
 Price           2000            price
$    1.50     115,710            $1.50
     1.56      29,500             1.56
     1.65      75,000             1.65
     1.69      12,000             1.69
     1.75      84,400             1.75
     1.81      20,500             1.81
     1.88       5,000             1.88
     2.75       4,600             2.75
     3.00       7,831             3.00
     3.62       4,000             3.62
     4.50       2,000             4.50
------------  -------            -----
$1.50 -$4.50  360,541            $1.71
============  =======            ======


The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during each of the three years ended December 31, 2000 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2000, 1999 and 1998:

                            2000        1999        1998
Risk-free interest rate     6.12%       5.56%       5.54%
Expected dividend yield        -          -           -
Expected lives              8 years     8 years     8 years
Expected volatility         70%         70%         70%



Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2000, 1999 and 1998, the total value of the options granted was computed to be $173,689, $173,815 and $192,540, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

For the years ended December 31, 2000, 1999 and 1998, the weighted average fair value of options granted was computed to be $1.30, $1.44 and $0.85, respectively.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows:

                           2000         1999         1998
Net income (loss)-
 As reported           $  15,062      (92,232)   $ (71,980)
Per share:
  Basic                        -         (.02)        (.02)
  Diluted                      -         (.02)        (.02)
Net income (loss)-
 Pro forma              (112,570)    (181,201)    (175,860)
Per share:
  Basic                     (.03)        (.04)        (.04)
  Diluted                   (.03)        (.04)        (.04)


The effects of applying SFAS 123 for providing pro forma disclosures for the three years ended December 31, 2000 are not likely to be representative of the effects on reported net income and earnings per share for future years, because options vest over several years and additional awards generally are made each year.




10.  Income Taxes

The provision (benefit) for income taxes consists of:

                                   2000       1999       1998
Current tax expense:
  Federal                       $  (8,273)  $ 43,000           -
  State                                 -          -           -
                                ----------  ---------  ---------
                                   (8,273)    43,000           -
                                ----------  ---------  ---------
Deferred tax expense (benefit)
  Federal                          34,628    (68,319)  $(24,291)
  State                             4,440     (8,761)    (3,290)
                                ----------  ---------  ---------
                                   39,068    (77,080)   (27,581)
                                ----------  ---------  ---------
(Decrease) increase in
 valuation allowance              (11,200)    11,200           -
                                ----------  ---------  ---------
   Total                        $  19,595    (22,880)  $(27,581)
                                ==========  =========  =========



The effective income tax rate differs from the federal statutory rate as follows:

                                 Year ended December 31,
                                 2000     1999      1998
Federal statuatory rate          34.0%   (34.0)%   (34.0)%
State taxes, net of federal
  Benefit                         4.4     (4.4)     (4.4)
Permanent differences            29.0     13.2       9.3
(Decrease) increase in
 valuation allowance            (32.3)     9.7         -
Other, primarily prioryear taxes 21.3     (4.4)      1.4
                                ------   ------     -----
                                 56.4%   (19.9)%   (27.7)%
                                ======   ======    ======

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.


Deferred tax assets and (liabilities) consist of:

                                      December 31,
                                    2000      1999
Accounts receivable               $15,981    20,714
Inventory                          76,717    60,857
Other                              26,253    19,227
                                  -------   -------
  Net current deferred tax assets 118,951   100,798
                                  -------   -------
Depreciation                     (430,786) (440,071)
Net operating loss carryforwards   63,347   112,583
Deferred gain on sale-leaseback   182,093   194,890
Alternative minimum tax credit
  Carryforward                     38,527    43,000
                                  -------   -------
   Net noncurrent deffered tax
    Liability                    (146,819)  (89,598)
                                  -------- ---------
   Net deferred tax asset         (27,868)   11,200
Valuation allowance                     -   (11,200)
                                  -------- --------
   Total                         $(27,868)        -
                                  ======== ========


The Company's net operating loss carryforwards, which are approximately $165,000, expire between 2015 and 2020.


11.  Related Parties

During 2000, 1999 and 1998, the Company purchased grapes from certain shareholders at an aggregate price of $73,958, $61,499 and $105,332, respectively. At December 31, 2000, 1999 and 1998, grape payables included $37,293, $26,586 and $52,667, respectively, owed to these shareholders.

The Company has a loan to its president with a balance of $56,869 at December 31, 2000. The loan was due on December 3, 1993, bearing interest at 7.35%. On March 14, 1994, the loan was extended to March 14, 2009. The loan is collateralized by the common stock of the Company held by its president. This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.




12.  Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect of the Company's financial position or results of operations, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

Operating leases
The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20 year operating lease agreement.
The gain of approximately $500,000 is being amortized over the 20 year term of the lease.

As of December 31, 2000, future minimum lease payments are as follows:

Year ending
 December 31,
     2001               $  190,544
     2002                  193,485
     2003                  196,499
     2004                  202,289
     2005                  205,289
    Thereafter           2,279,428
                        ----------
      Total             $3,267,534
                        ==========


The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $14,364, $27,372 and $30,647 in 2000, 1999, and 1998, respectively. In addition, payments for the leased vineyards have been included in inventory and vineyard developments costs and aggregate approximately $196,308, $81,300, and $77,000, respectively, for each of the years ended December 31, 2000, 1999, and 1998.

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


13.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the line of credit facility with Northwest Farm Credit Services expires May 1, 2001. In addition, Northwest Farm Credit Services has informed the Company that they should look for another lender. As discussed in Note 7, the Company's loan agreements with Northwest Farm Credit Services contain covenants that require the Company to maintain certain financial ratios and balances. The Company was not in compliance with certain of these covenants at December 31, 2000 but had received waivers thereon. In light of the Company's current projected earnings and cash flow, cash generated from operations will not be sufficient to pay back the bank debt on a current basis. Management plans to continue to market some pieces of real estate, the sale of which would generate significant cash to repay the debt. Additionally, management plans to obtain financing from another financial institution. If the Company is unable to sell real estate and/or refinance the debt with another institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.