Form 10QSB
period 2001-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2001-05-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2001
4,256,981 shares, no par value

Transitional Small Business Disclosure
                                           [  ] YES        [X] NO




                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1-Financial Statements

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Consolidated Financial Statements

Item 2--Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II - Other Information

Item 1--Exhibits and Reports of Form 8-K

Signatures







PART 1              FINANCIAL INFORMATION
ITEM 1
                     Financial Statements

                  WILLAMETTE VALLEY VINEYARDS
                        Balance Sheet
                         (unaudited)
                                          March 31,         December 31,
                                            2001                2000
ASSETS.                                                    ____________
Current Assets:
  Cash and cash equivalents               $ 14,541          $  252,876
  Accounts receivable trade, net           827,290             564,020
  Inventories                            6,662,728           6,921,014
  Prepaid expenses and other
  current assets                           123,427              45,954
  Deferred income taxes                    118,951             118,951
                                         _________            _________
Total current assets                     7,746,937           7,902,815

Vineyard development cost, net           1,616,858           1,608,365
Property and equipment, net              5,839,858           5,989,169
Investments                                  4,974               4,974
Notes receivable                            57,899              56,869
Debt issuance costs, net                    48,273              50,061
Other assets                               229,482             185,619
                                         _________           _________
Total assets                       $    15,544,281        $ 15,797,872

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                     $   2,700,000        $  2,616,549
  Current portion of long term debt        220,921             220,921
  Accounts payable                         916,693             847,883
  Accrued commissions and payroll          129,486             143,662
  Grapes payable                           620,048             914,366
                                          ________            ________
Total current liabilities                4,587,148           4,743,381

Long-term debt                           3,351,817           3,406,681
Deferred rent liability                     38,824              31,634
Deferred gain                              468,449             474,695
Deferred income taxes                   ___146,819          ___146,819
Total liabilities                        8,593,057           8,803,210

Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,256,981 and 4,254,481
  shares issued and outstanding at March 31,
  2001 and December 31, 2000             6,821,597           6,817,613
Retained earnings                          129,627             177,049
                                        __________          __________
Total shareholders' equity               6,951,224           6,994,662

Total liabilities and shareholders'
equity                               $  15,544,281       $  15,797,872

The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (unaudited)

                                            Three months ended March 31,
                                                2001               2000

Net Revenues
  Case Revenue                            $   1,477,278     $  1,257,421
  Bulk Revenue                                  210,355                -
Total Revenue                                 1,687,633        1,257,421


Cost of Sales
  Case                                          717,246          634,369
  Bulk                                          180,316                -
Total Cost of Sales                             897,562          634,369

Gross Margin                                    790,071          623,052


Selling, general and
  administrative expense                        718,960          592,322

Net operating income                             71,111           30,730

Other income (expense)
  Interest income                                 1,030              961
  Interest expense                             (125,966)        (119,176)
  Other income                                    6,403            7,015

Net loss before income taxes                    (47,422)         (80,470)

Income tax                                            -                -

Net loss                                        (47,422)         (80,470)

Retained earnings beginning of
  period                                         177,049         161,987

Retained earnings end of period                  129,627          81,517

Basic gain (loss) per common share                  (.01)          (.02)

Diluted loss per common share                       (.01)          (.02)

Weighted average number of
basic common shares
outstanding                                    4,256,981       4,253,431

The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Cash Flows
                            (unaudited)
                                           Three Months Ended March 31,

                                                 2001             2000

Cash flows from operating activities:
  Net loss                                  $  (47,422)      $  (80,470)
Reconciliation of net loss to net cash used
for operating activities:
  Depreciation and amortization                186,489          185,852
  Stock issued for compensation                  3,984                -

Changes in assets and liabilities:
  Accounts receivable trade                   (263,270)          (8,079)
  Inventories                                  258,286          (37,305)
  Prepaid expenses and other current assets    (77,473)         (10,970)
  Notes receivable                              (1,030)           3,809
  Other assets                                 (43,863)         (27,089)
  Accounts payable                              68,810         (273,889)
  Accrued commissions and payroll              (14,176)               -
  Income tax payable                                 -          (42,429)
  Grapes payable                              (294,318)        (395,898)
  Deferred rent liability                        7,190                -
  Deferred gain                                 (6,246)          (6,351)

Net cash used for operating activities        (223,039)        (692,819)


Cash Flow from investing activities
  Construction expenditures and purchases
  of equipment                                 (19,733)         (23,344)
  Vineyard development expenditures            (24,150)          (1,599)

Net cash used by investing activities          (43,883)         (24,943)


Cash Flows from financing activities:
  Line of credit borrowings (repayment)         83,451          555,000
  Debt issuance cost                                 -            8,406
  Increase (decrease) in long term debt        (54,864)         (63,583)

Net cash provided by financing activities       28,587          499,823

Net increase (decrease)in cash and
  cash equivalents                            (238,336)        (217,939)

Cash and cash equivalents:
  Beginning of period                          252,876          219,041

  End of period                                 14,541            1,102

The accompanying notes are an integral part of this financial statement.


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






2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:


                                                March 31,    December 31,
                                                  2001           2000
Winemaking and packaging materials            $  481,608     $  273,189
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                               2,003,253      2,415,006
Finished goods (bottled wines                  4,177,867      4,232,819
  and related products)                        _________     __________
                                           $   6,662,728     $6,921,014
                                               =========     ==========




3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                March 31,   December 31,
                                                  2001         2000

Land and improvements                  	      $  965,309    $  965,309
Winery building and hospitality center         4,552,321     4,549,081
Equipment                          	       4,302,078     4,285,585
                                               _________    __________
                                           $   9,819,708    $9,799,975

Less accumulated depreciation                 (3,979,850)   (3,810,806)
                                   	       _________    __________
                                 	   $   5,839,858    $5,989,169
                                  	       =========    ==========


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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

While the Company has always produced a net loss in the First Quarter, the weakest quarter in the industry, our losses are lower than the previous year due to improved sales in Oregon and in other states. Management expects continued improvements in sales volumes during the remainder of the year, particularly in states other than Oregon.

The first quarter of 2001 marked the Company's transition from numerous independent distributors supported by a network of brokers to a single network of affiliated distributors in over half of the national market. The Company has experienced numerous growing pains from this transition, including increased sales salary and travel expenses, high distributor bill-backs resulting from the termination of the old distributors and final billings from terminated brokers. However, the Company has seen the benefits of the new relationship in the increased out of state sales achieved in the quarter.

During this first quarter, our products received numerous accolades. The Company's '98 Willamette Valley Vineyards Hoodview Vineyard Pinot Noir received a Gold Medal, and a first ever Best of Show, at the McMinnville Wine Classic. The Company's '00 Tualatin Estate Vineyards (TEV) Semi-sparkling Muscat also received a Gold Medal at the McMinnville Wine Classic. At the Newport Seafood and Wine Festival, the '00 Whole Cluster Pinot Noir, the '99 Pinot Gris, and the '98 Tualatin Estate Vineyards Pinot Blanc received Gold Medals, as well as the Best of Show for the TEV Pinot Blanc.

The Company continued to deal with the issue of white wine grape contracts established in early 1997 which were in excess of sales distribution capabilities. The sale of bulk Pinot Gris in early 2001 resulted in a sales margin below normal, but still at a profit. The first quarter of 2001 marked the end of numerous multiple year grape contracts that contributed to the problem and management believes there will be fewer problems regarding excess grapes in the future.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                                   Three Months Ended
                                                         March 31,
                                                   2001           2000

Tasting Room sales & Rental Income             $ 163,959       $ 146,411
On-site and off-site festivals                   109,512         133,046
In state sales                                   614,686         443,056
Out of state sales                               633,356         578,034
Bulk wine /misc sales                            210,355           6,280
                                               _________       _________
Gross Revenue                                 $1,731,868     $ 1,306,827

Less Excise Taxes                                 44,235          49,406

Net Revenues                                   1,687,633       1,257,421
                                              ==========      ==========

Tasting Room sales and rental income for the three months ending March 31, increased 12% to $163,959 in 2001 from $146,411 for the same period in 2000. Sales in the tasting room increased during the first quarter of 2001 due in part to management's focus on the retail performance.

On-site and off-site festival sales for the first quarter of 2001 decreased 18% to $109,512 from $133,046 over the first quarter of 2000. In January 2001, the Company continued the tradition of holding its successful Crab Festival at its winery to pair its wines with crab and local seafood. The Company also joined forces with a local seafood restaurant to educate its customers on the pairing of wine with popular seafood found at local restaurants.

Sales in the state of Oregon, through the Company's independent sales force, increased 39% to $614,687 in the first quarter of 2001 from $443,056 in the first quarter of 2000. The increase was due in part to a large buy-in by customers before the price for Riesling was increased, and in part to the continued strong efforts of management to motivate the independent sales force to improve.

Out-of-state sales in the first quarter of 2001 increased 10% to $633,356 from $578,034 in the first quarter of 2000. In the first quarter of 2001, the Company began a transition to a new network of affiliated nationwide distributors. This change included the hiring of a new Executive Vice-President of Sales to oversee the distributor relationship, increasing out of state sales expenses by 51%.
Expenses also increased due to the termination of old distributors as many distributors sent in invoices in their efforts to become current on all of the depletion and sample allowances owed them by
the Company.   The Company also sold 784 cases of its 1997 Tualatin
Estate Riesling at a substantially lower margin. This wine had been moving slowly due to its direct competition with the more popular Willamette Valley brand of Riesling. The net effect of this sale was to generate an additional $24,000 in cash.

Excise taxes

The Company's excise taxes decreased in the first quarter of 2001 to $44,235 from $49,406 the same period in 2000. This was due in part to the increased sales of high margin products, and decreased case depletions of lower margin products in the first quarter of 2001, decreasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations decreased to 47% in the first quarter of 2001 as compared to 50% in the first quarter of 2000. After adjusting for the sale of bulk Pinot Gris and 1997 TEV Riesling as described above, the gross margin would have been 52% in the first quarter of 2001. The Company expects the gross margins in 2001 to be higher than in 2000 due to the Company's focus on, and improved distribution of, higher margin products. The Company plan to continue to eliminate some of its problem inventory by accepting lower margins and turning the inventory into cash. This will help bring inventory to what management considers a desirable operation level, but could depress the gross margin.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 21% to $718,960 in the first quarter of 2001 from $592,322 in the first quarter of 2000. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 43% in the first quarter of 2001 from 47% in the first quarter of 2000. The Company increased its spending in the first quarter of 2001 in several categories. In the first quarter of 2001, the Company invested in its new distribution agreement through increased sales payroll expenditures, and sales and marketing travel expenses.


Interest Income, Other Income and Expense

Interest income increased to $1,030 for the first quarter of 2001 from $961 for the first quarter of 2000. Interest expense increased to $125,966 in the first quarter of 2000 from $119,176 in 2000. Interest costs were higher because the Company paid additional interest on a higher balance on its line of credit. Other income decreased to $6,403 for the first quarter 2001 from $7,015 for the first quarter of 2000.

Income Taxes

As in prior years, the Company experienced a net loss for the first three months in 2001. Therefore, no income tax expense was accrued.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital balance of $3.2 million and a current ratio of 1.7:1. At December 31, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.7:1.

The Company had a cash balance of $14,541 at March 31, 2001.

At March 31, 2001, the line of credit balance was $2,700,000.
On February 1, 2001, the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from February 1, 2001 to May 1, 2001. As of this date, Farm Credit Services has extended the Company's line of credit until August 1, 2001. The Company is researching alternate financing sources and expects to have a new line of credit in place by the August 1, 2001, the maturity date of the current line of credit.

As of March 31, 2001, the Company had a total long-term debt balance of $3,572,738 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At
December 31, 2000, the Company was in violation of 3 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants.

At March 31, 2001, the Company owed $620,048 on grape contracts.
A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.



PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

(a) No Exhibits


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date:                         By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date:                          By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller