Form 10QSB
period 2001-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2001-08-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2001
4,356,981 shares, no par value

Transitional Small Business Disclosure
                                           [  ] YES        [X] NO




                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1--Financial Statements

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Consolidated Financial Statements

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1--Exhibits and Reports of Form 8-K

Item 5--Other Information

Signatures








PART 1              FINANCIAL INFORMATION
ITEM 1

                     Financial Statements


                  WILLAMETTE VALLEY VINEYARDS
                        Balance Sheet
                         (unaudited)
                                          June 30,          December 31,
                                            2001                2000
ASSETS.                                                    ____________
Current Assets:
  Cash and cash equivalents               $184,190          $  252,876
  Accounts receivable trade, net           654,265             564,020
  Inventories                            6,573,070           6,921,014
  Prepaid expenses and other
   current assets                          112,520              45,954
  Deferred income taxes                    118,951             118,951
                                         _________            _________
Total current assets                     7,642,996           7,902,815

Vineyard development cost, net           1,609,742           1,608,365
Property and equipment, net              5,706,769           5,989,169
Investments                                  9,974               4,974
Notes receivable                            71,984              56,869
Debt issuance costs, net                    58,485              50,061
Other assets                               211,878             185,619
                                         _________           _________
Total assets                       $    15,311,828        $ 15,797,872

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                     $   1,350,000        $  2,616,549
  Notes Payable                          1,500,000                  -
  Current portion of long term debt        220,921             220,921
  Accounts payable                         546,806             847,883
  Accrued commissions and payroll          105,087             143,662
  Grapes payable                           566,971             914,366
                                          ________            ________
Total current liabilities                4,289,785           4,743,381

Long-term debt                           3,296,594           3,406,681
Deferred rent liability                     46,013              31,634
Deferred gain                              462,203             474,695
Deferred income taxes                   ___146,819          ___146,819
Total liabilities                        8,241,414           8,803,210

Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,356,981 and 4,254,481
  shares issued and outstanding at June 30,
  2001 and December 31, 2000             6,980,597           6,817,613
Retained earnings                           89,817             177,049
                                        __________          __________
Total shareholders' equity               7,070,414           6,994,662

Total liabilities and shareholders'
equity                               $  15,311,828       $  15,797,872

The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (unaudited)



                           Three months ended,       Six months ended
                                June 30,                   June 30,
                           2001         2000        2001         2000

Net Revenues
  Case Revenue       $ 1,519,404  $ 1,583,302  $ 2,996,682  $ 2,840,723
  Bulk Revenue                 -            -      210,355            -
Total Revenue          1,519,404    1,583,302    3,207,037    2,840,723


Cost of Sales
  Case                   710,638      771,593    1,427,884    1,405,962
  Bulk                         -            -      180,316            -
Total Cost of Sales      710,638      771,593    1,608,200    1,405,962

Gross Margin             808,766      811,709    1,598,837    1,434,761

Selling, general and
 administrative expenses 732,151      649,049    1,451,110    1,241,372

Net operating income      76,615      162,660      147,727      193,389

Other income (expense)
  Interest income          1,130          961        2,160        1,922
  Interest expense      (127,418)    (130,359)    (253,384)    (249,535)
  Other income             9,863        6,655       16,265       13,671

Net income (loss) before
 Income taxes            (39,810)      39,917      (87,232)     (40,553)

Income tax benefit             -            -            -            -

Net income (loss)        (39,810)      39,917      (87,232)     (40,553)

Retained earnings beginning of
 period                  129,627       81,517      177,049      161,971

Retained earnings end of
 period                   89,817      121,434       89,817      121,434

Basic gain (loss) per
 common share               (.01)         .01         (.02)        (.01)

Diluted gain (loss) per
 common share               (.01)         .01         (.02)        (.01)

Weighted average number of
 basic common shares
 outstanding           4,356,981    4,253,431    4,281,981    4,253,431

The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Cash Flows
                            (unaudited)


                                              Six Months Ended June 30,

                                               2001                 2000

Cash flows from operating activities:
  Net loss                                  $  (87,232)      $  (40,553)
Reconciliation of net loss to net cash used
for operating activities:
  Depreciation and amortization                352,651          376,599
  Stock issued for compensation                  3,984                -

Changes in assets and liabilities:
  Accounts receivable trade                    (90,245)        (157,571)
  Inventories                                  347,944          (65,372)
  Prepaid expenses and other current assets    (66,566)          24,986
  Other assets                                 (26,259)               -
  Accounts payable                            (301,077)        (316,190)
  Accrued commissions and payroll              (38,575)         (28,632)
  Income tax payable                                 -          (42,244)
  Grapes payable                              (347,395)        (425,147)
  Deferred rent liability                       14,379                -
  Deferred gain                                (12,492)         (21,077)

Net cash used for operating activities        (250,883)        (692,228)


Cash flow from investing activities
  Construction expenditures and purchases
  of equipment                                 (46,963)         (50,217)
  Vineyard development expenditures            (33,089)         (84,903)
  Notes receivable                             (15,115)           2,973
  Investments                                   (5,000)               -


Net cash used by investing activities         (100,167)        (135,120)


Cash flows from financing activities:
  Line of credit borrowings (repayment)     (1,266,549)         715,000
  Notes Payable                              1,500,000
  Debt issuance cost                                 -            8,809
  Proceeds from issuance of common stock       159,000                -
  Decrease in long term debt                  (110,087)        (113,237)

Net cash provided by financing activities      282,364          610,572

Net decrease in cash and
  cash equivalents                             (68,686)        (216,776)

Cash and cash equivalents:
  Beginning of period                          252,876          219,041

  End of period                                184,190            2,265

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






2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:


                                                June 30,    December 31,
                                                  2001           2000
Winemaking and packaging materials            $  654,937      $  273,189
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                               1,906,874       2,415,006
Finished goods (bottled wines                  4,011,259       4,232,819
  and related products)                        _________      __________
                                           $   6,573,070      $6,921,014
                                               =========      ==========




3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                June 30,    December 31,
                                                  2001          2000

Land and improvements                  	      $  965,909    $   965,309
Winery building and hospitality center         4,552,321      4,549,081
Equipment                                      4,328,708      4,285,585
                                               _________      __________
                                           $   9,846,938     $9,799,975

Less accumulated depreciation                 (4,140,169)    (3,810,806)
                                               _________      __________
                                 	   $   5,706,769     $5,989,169
                                  	       =========      ==========


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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

While the Company produced a net loss in the Second Quarter, we made positive gains in gross profit due to improved sales of higher margin products. Management expects sales volumes to improve during the remainder of the year, particularly in states other than Oregon, continuing the increase in gross profit.

The first half of 2001 marked the Company's transition from numerous independent distributors supported by a network of brokers to a single network of affiliated distributors in over half of the national market. The Company created a new top management position of National Sales Manager to oversee the new distribution network and filled the position in January increasing sales salary, travel, and marketing expenses. The Company has seen some benefits of the new relationship in the increased out of state sales achieved in the quarter, though not in the volumes expected.

Management considers the adoption of the consolidated distribution network to be a very positive shift in our business practices. This shift will provide the Company a central focus on product sales, and shared perspective on problems and solutions. This change, though positive, does involve risks. Weaknesses in revenue generation will develop should the distributors fail to perform; this impact will be magnified due to the large portion of the market covered by the new network.

During this second quarter, our products continued to garner numerous accolades. The Company's '98 Willamette Valley Vineyards Hoodview Vineyard Pinot Noir and Estate Chardonnay received Gold Medals at the Tasters Guild International Wine Judging. The Company's '98 Willamette Valley Vineyards Estate Vineyard Pinot Noir received a Silver Medal at the Northwest Wine Summit.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                               Three Months ended     Six Months ended
                                      June 30,              June 30,
                                2001       2000         2001       2000

Tasting Room Sales
and Rental Income         $  314,239  $  255,016  $  537,290  $  401,427
On-site and off-site
 festivals                    48,886      76,443      99,306     209,489
In state sales               595,234     722,473   1,209,921   1,165,529
Out of state sales           597,132     587,385   1,230,487   1,165,419
Bulk wine/ Misc. sales        13,446           -     223,801       6,280
Total Revenue            $ 1,568,937 $ 1,641,317 $ 3,300,805 $ 2,948,144

Less Excise Taxes             49,533      58,015      93,768     107,421

Net Revenue              $ 1,519,404 $ 1,583,302 $ 3,207,037 $ 2,840,723


Tasting Room sales and rental income for the three months ending June 30, increased 23% to $314,239 in 2001 from $255,016 for the same period in 2000. For the first six months of 2001, sales increased 34% over the same period in 2000. Retail sales increased during the second quarter of 2001 due in part to improved over-the-phone sales of the Preferred Customer Representatives who are solely responsible to contact and promote sale of wine to valued customers who have made significant purchases in the past.

On-site and off-site festival sales for the second quarter of 2001 decreased 36% to $48,886 from $76,443 over the second quarter of 2000. During the first half of 2001, sales in this category decreased 53% over the same period in 2000. This decrease in festival revenues is primarily due to a change in focus from event driven sales to retail outlet sales. The Company has focused on retail sales that provide higher margins and lower associated costs.

Sales in the state of Oregon, through the Company's independent sales force, increased 1% to $518,903 in the second quarter of 2001 from $513,074 in the second quarter of 2000. The Company's direct instate sales to our largest customer decreased 63% to $76,331 from $209,399 in 2000. This decrease was primarily the result of a price increase for Riesling because of the low 2000 harvest, due to a late frost, and resulting lack of volume. For the first half of 2001, in-state sales increased 4% over the same period in 2000. This increase is due primarily to the buy-in on Riesling during the first quarter prior to the price increase.

Out-of-state sales in the second quarter of 2001 increased 2% to $597,132 from $587,385 in the second quarter of 2000. In the second quarter of 2001, the Company continued to experience growing pains from the transition to a new sales structure and distribution network. During the first quarter of 2001, the Company began a transition to a new network of affiliated nationwide distributors. This change included the hiring of a new Executive Vice-President of Sales to oversee the distributor relationship, increasing out of state sales expenses by 51%.


Excise taxes

The Company's excise taxes decreased in the second quarter of 2001 to $49,533 from $58,015 the same period in 2000. For the first half 2001, excise taxes decreased to $93,768 from $107,421 for the same period in 2000. This was due in part to the increased sales of high margin products and decreased case depletions of lower margin products in the first half of 2001, decreasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations increased to 53% in the second quarter of 2001 as compared to 51% in the second quarter of 2000. This increase is a result of the lower sales of lower margin products, such as Riesling, and higher sales of higher margin products like Pinot Noirs. The Company expects the gross margins in 2001 to be higher than in 2000 due to the Company's focus on, and improved distribution of, higher margin products. The Company plans to continue to eliminate some of its problem inventory by accepting lower margins and turning the inventory into cash. This will help bring inventory to what management considers a desirable operation level, but could depress gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% to $732,151 in the second quarter of 2001 from $649,049 in the second quarter of 2000. For the first half of 2001, selling, general and administrative expenses increased 17% to $1,451,110 from $1,241,372 in the first half of 2000.
As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 48% in the second quarter of 2001 from 41% in the second quarter of 2000. The Company increased its spending in the first half of 2001 in several categories. In the first half of 2001, the Company invested in its new distribution agreement through increased sales payroll expenditures, and sales and marketing travel expenses.


Interest Income, Other Income and Expense

Interest income increased to $1,130 for the second quarter of 2001 from $961 for the second quarter of 2000. Interest expense decreased to $127,418 in the second quarter of 2001 from $130,359 in 2000. Interest costs were lower because the Company paid lower interest rates on its line of credit, and because the company paid down half of its line of credit during the quarter. Other income increased to $9,863 for the second quarter 2001 from $6,655 for the second quarter of 2000.


Income Taxes

The Company experienced a net loss for the first six months in 2001. No income tax benefit has been recorded.


Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital balance of $3.4 million and a current ratio of 1.8:1. At December 31, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.7:1.

The Company had a cash balance of $184,190 at June 30, 2001.

At June 30, 2001, the line of credit balance was $1,350,000. On May 2, 2001, the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from May 1, 2001 to August 1, 2001. As of this date, Farm Credit Services has extended the Company's line of credit until October 1, 2001. The Company is finalizing alternate financing and expects to have a new line of credit in place by October 1, 2001, the maturity date of the current line of credit.

As of June 30, 2001, the Company had a total long-term debt balance of $3,517,515 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2000, the Company was in violation of 3 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants.

At June 30, 2001, the Company owed $566,971 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.



PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

(a) No Exhibits

Item 5 - Other Information

In connection with its ongoing transition to a national network of affiliated distributors, the Company has entered into an agreement with fourteen affiliated distributors under which the Company's products will be distributed in certain states. As part of that agreement, the Company has agreed to pay the distributors incentive compensation if certain sales goals are met over the next five years. The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributors meet certain sales goals, the distributors will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.



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