Form 10QSB
period 2001-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2001-11-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of September 30, 2001 4,456,981 shares, no par value

Transitional Small Business Disclosure
                                           [  ] YES        [X] NO




                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1--Financial Statements

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Financial Statements

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1--Exhibits and Reports of Form 8-K

Item 5--Other Information

Signatures







PART 1              FINANCIAL INFORMATION
ITEM 1
                     Financial Statements


                  WILLAMETTE VALLEY VINEYARDS
                        Balance Sheet
                                       September 30,        December 31,
                                            2001                2000
                                        (unaudited)
ASSETS.                                  _________           _________
Current Assets:
  Cash and cash equivalents             $  347,358          $  252,876
  Accounts receivable trade, net           897,237             564,020
  Inventories                            6,604,900           6,921,014
  Prepaid expenses and other
   current assets                          106,951              45,954
  Deferred income taxes                    118,951             118,951
                                         _________           _________
Total current assets                     8,075,397           7,902,815

Vineyard development cost, net           1,594,818           1,608,365
Property and equipment, net              5,731,215           5,989,169
Investments                                  9,974               4,974
Notes receivable                            72,131              56,869
Debt issuance costs, net                    66,698              50,061
Other assets                               206,507             185,619
                                        __________          __________
Total assets                       $    15,756,740        $ 15,797,872

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Line of credit                     $   1,350,000        $  2,616,549
  Notes Payable                          1,500,000                  -
  Current portion of long term debt        220,921             220,921
  Accounts payable                         794,279             847,883
  Accrued commissions and payroll          155,021             143,662
  Grapes payable                           540,865             914,366
                                         _________           _________
Total current liabilities                4,561,086           4,743,381

Long-term debt                           3,274,279           3,406,681
Deferred rent liability                     53,203              31,634
Deferred gain                              455,957             474,695
Deferred income taxes                      146,819             146,819
                                         _________           _________
Total liabilities                        8,491,344           8,803,210

Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,356,981 and 4,254,481
  shares issued and outstanding at June 30,
  2001 and December 31, 2000             7,139,597           6,817,613
  Retained earnings                        125,799             177,049
                                        __________          __________
Total shareholders' equity               7,265,396           6,994,662

Total liabilities and shareholders'
equity                               $  15,756,740       $  15,797,872

The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (unaudited)



                           Three months ended,       Nine months ended
                              September 30,            September 30,
                           2001         2000        2001         2000

Net Revenues
  Case Revenue       $ 1,792,161  $ 1,469,903  $ 4,775,397  $ 4,310,626
  Bulk Revenue           121,810      112,655      345,611      112,655
                       _________    _________    _________    _________
Total Revenue          1,913,971    1,582,558    5,121,008    4,423,281


Cost of Sales
  Case                   898,648      743,897    2,326,532    2,149,784
  Bulk                   116,783      170,774      297,099      170,849
                       _________     ________    _________    _________
Total Cost of Sales    1,015,431      914,671    2,623,631    2,320,633

Gross Margin             898,540      667,887    2,497,377    2,102,648

Selling, general and
 administrative expenses 771,544      730,366    2,222,655    1,971,737
                       _________     ________    _________    _________
Net operating income     126,996      (62,479)     274,722      130,911
                       _________     ________    _________    _________

Other income (expense)
  Interest income          1,304          971        3,464        2,893
  Interest expense       (98,927)    (137,027)    (352,311)    (386,562)
  Other income             6,632      118,453       22,898      134,481
  Other expense              (23)           -          (23)      (2,263)
                       _________     ________    _________    _________

Net income (loss) before
 Income taxes             35,982     (80,082)      (51,250)    (120,540)

Income tax expense            -          (79)            -          (79)
                       _________     ________    _________    _________

Net income (loss)      $  35,982   $ (80,161)    $ (51,250)   $(120,619)
                       _________     ________    _________    _________

Retained earnings beginning of
 period                   89,817      121,429      177,049      161,987

Retained earnings end of
 period                 $125,799     $ 41,368     $125,799     $ 41,368

Basic gain (loss) per
 common share             $  .01       $ (.02)      $ (.01)      $ (.03)

Diluted gain (loss) per
 common share             $  .01       $ (.02)      $ (.01)      $ (.03)

Weighted average number of
 basic common shares
 outstanding           4,516,257    4,253,431    4,323,968    4,253,431

The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Cash Flows
                            (unaudited)
                                         Nine Months Ended September 30,

                                               2001               2000
                                              ________         ________
Cash flows from operating activities:
  Net loss                                  $  (51,250)      $ (120,619)
Reconciliation of net loss to net cash used
for operating activities:
  Depreciation and amortization                549,310          570,092
  Stock issued for compensation                  3,984                -

Changes in assets and liabilities:
  Accounts receivable trade                   (333,217)         (59,728)
  Inventories                                  316,114         (173,502)
  Prepaid expenses and other current assets    (60,997)          31,199
  Other assets                                 (20,888)               -
  Accounts payable                             (53,604)        (227,297)
  Accrued commissions and payroll               11,359          (21,488)
  Income tax payable                                 -          (42,500)
  Grapes payable                              (373,501)        (480,844)
  Deferred rent liability                       21,569                -
  Deferred gain                                (18,738)         (53,748)
                                              ________         ________
Net cash used for operating activities          (9,859)        (578,435)
                                              ________         ________

Cash flow from investing activities
  Construction expenditures and purchases
  of equipment                                (243,385)        (173,430)
  Vineyard development expenditures            (34,424)         (58,306)
  Notes receivable                             (15,262)           2,001
  Investments                                   (5,000)               -
                                              ________         ________
Net cash used by investing activities         (298,071)        (229,735)
                                              ________         ________

Cash flows from financing activities:
  Line of credit borrowings (repayment)     (1,266,549)         715,000
  Notes Payable                              1,500,000
  Debt issuance cost                           (16,637)          10,226
  Proceeds from issuance of common stock       318,000                -
  Decrease in long term debt                  (132,402)        (133,626)
                                              ________         ________
Net cash provided by financing activities      402,412          591,600
                                              ________         ________
Net increase/(decrease) in cash
  And cash equivalents                          94,482         (216,570)

Cash and cash equivalents:
  Beginning of period                          252,876          219,041
                                              ________         ________
  End of period                              $ 347,358         $  2,471
                                              ________         ________

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






2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:


                                            September 30,   December 31,
                                                  2001          2000
Winemaking and packaging materials            $  863,084     $  273,189
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                                 802,243      2,415,006
Finished goods (bottled wines                  4,939,573      4,232,819
  and related products)                        _________     __________
                                              $6,604,900     $6,921,014
                                               =========     ==========




3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                             September 30,  December 31,
                                                  2001          2000

Land and improvements               	     $   984,954    $   965,309
Winery building and hospitality center         4,557,839      4,549,081
Equipment                      	               4,500,567      4,285,585
                                               _________      __________
                                             $10,043,360    $ 9,799,975

Less accumulated depreciation                 (4,312,145)    (3,810,806)
                                               _________      __________
                                             $ 5,731,215     $5,989,169
                                               =========      ==========


4) SUBSEQUENT EVENTS:

None.





ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

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


Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's positive Third Quarter results stem from a combination of the following:

- Significantly higher out-of-state sales resulting from the efforts of the new National Sales Manager and new distribution network headed by the Charmer Sunbelt Group, one of the nation's leading wine distributors.
- Significantly higher retail sales due to an expanded key customer service program.
- Both increases in out-of-state and retail sales exceeded a decline in in-state wholesale sales from the previous Third Quarter due to the lack of product availability for direct sales to our largest customer. The Company experienced a short crop of Riesling the previous year due to an unusual spring frost.
- The Company's shift to higher quality, higher margin products and the recognition the winery is receiving for highly rated wines.

The Company continued implementing the new national distribution agreement in the Third Quarter and is now experiencing higher depletions overall from the new network in those markets. While the time required to meet state licensing requirements, transfer inventories and integrate the Company's products into the new distribution network has been lengthy, resulting in high distributor inventories of the Company's products, Management expects significantly higher depletions from the distributors to the retail trade in the future. Management expects a period where the new distribution network will need to sell through its current inventories before the higher sales to retail they are experiencing are reflected in consistently larger orders to the winery.

RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                              Three Months ended       Nine Months ended
                                  September 30,           September 30,
                                2001       2000         2001       2000

Tasting Room Sales
and Rental Income         $  406,326  $  279,168  $  943,616  $  680,594
On-site and off-site
 festivals                    50,868      64,114     150,174     273,603
In state sales               645,963     766,312   1,855,883   1,931,841
Out of state sales           741,703     418,016   1,972,191   1,589,716
Bulk wine/ Misc. sales       121,810     112,655     345,611     112,655
                           _________   _________   _________   _________
Total Revenue              1,966,670   1,640,265   5,267,475   4,588,409

Less Excise Taxes             52,699      57,707     146,467     165,128
                           _________   _________   _________   _________
Net Revenue              $ 1,913,971 $ 1,582,558 $ 5,121,008 $ 4,423,281
                           _________   _________   _________   _________

Tasting Room sales and rental income for the three months ending September 30, increased 46% to $406,326 in 2001 from $279,168 for the same period in 2000. For the first nine months of 2001, sales increased 39% over the same period in 2000. Retail sales increased during the third quarter of 2001 due in part to the Preferred Customer Representatives who are solely responsible to contact and promote sale of wine to valued customers who have made significant purchases in the past.

On-site and off-site festival sales for the third quarter of 2001 decreased 21% to $50,868 from $64,114 over the third quarter of 2000. During the first nine months of 2001, sales in this category decreased 45% over the same period in 2000. This decrease in festival revenues is primarily due to a change in focus from event driven sales to retail outlet sales. The Company has focused on retail sales that provide higher margins and lower associated costs.

Sales in the state of Oregon, through the Company's independent sales force, increased 18% to $577,957 in the third quarter of 2001 from $489,438 in the third quarter of 2000. This increase was the result of a continued effort by management and the Instate Sales Force to increase market share. The Company's direct instate sales to our largest customer decreased 75% to $68,006 from $276,874 in 2000. This decrease was primarily the result of a price increase for Riesling because of the low 2000 harvest, due to a late frost, and resulting lack of volume. For the first nine months of 2001, in-state sales decreased 4% over the same period in 2000. This decrease is due primarily to the decreased sales to the largest instate customer.

Out-of-state sales in the third quarter of 2001 increased 77% to $741,703 from $418,016 in the third quarter of 2000. In the third quarter of 2001, the Company experienced a large increase in sales to the new distribution network. During the first quarter of 2001, the Company began a transition to a new network of affiliated nationwide distributors. The long-term goal of this change was to increase out-of-state sales, and the Company is beginning to see the positive results.

Bulk wine sales increased 8% in the third quarter of 2001 to $121,810 from $112,655. For the first nine months of 2001, sales increased 207% over the same period in 2000. The Company overcame the excess supply of grapes contracted for in previous years through bulk wine sales. These sales, unlike in previous years resulted in positive revenue. Management believes all contracts resulting in excess grapes have ended, with the remaining over supply resulting from white varieties off a leased vineyard, entered into in early 1997 with a ten-year term.

Excise taxes

The Company's excise taxes decreased in the third quarter of 2001 to $52,699 from $57,707 the same period in 2000. For the first nine months of 2001, excise taxes decreased to $146,467 from $165,128 for the same period in 2000. This was due in part to the increased sales of high margin products and decreased case depletions of lower margin products in the first nine months of 2001, decreasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations increased to 47% in the third quarter of 2001 as compared to 42% in the third quarter of 2000. The gross profit for the winery operations, excluding bulk wine sales increased to 50% in the third quarter of 2001 as compared to 49% in the third quarter of 2000. This increase is due in part to the reduction in bulk wine sales, and the profitability of bulk wine sales in 2001. Also, the increase is a result of the lower sales of lower margin products, such as Riesling, and higher sales of higher margin products like Pinot Noirs. The Company expects the gross margins in 2001 to be higher than in 2000 due to the Company's focus on, and improved distribution of, higher margin products. The Company plans to continue to eliminate some of its slow moving inventory by accepting lower margins and turning the inventory into cash. This will help bring inventory to what management considers a desirable operation level, but could depress gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $771,544 in the third quarter of 2001 from $730,366 in the third quarter of 2000. For the first nine months of 2001, selling, general and administrative expenses increased 13% to $2,222,655 from $1,971,737 in the first nine months of 2000. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 40% in the third quarter of 2001 from 46% in the third quarter of 2000. The Company increased its spending in the first nine months of 2001 in several categories. In the first nine months of 2001, the Company invested in its new distribution agreement through increased sales payroll expense, sales, marketing, and travel expenses.

Interest Income and Expense, Other Income and Expense

Interest income increased to $1,304 for the third quarter of 2001 from $971 for the third quarter of 2000. Interest expense decreased to $98,927 in the third quarter of 2001 from $137,027 in 2000. Interest costs were lower because the Company paid lower interest rates on its line of credit, and because the company paid down half of its line of credit during the second quarter of 2001. Other income decreased to $6,632 for the third quarter 2001 from $118,453 for the third quarter of 2000. This large decrease was due to the settlement in the Company's favor of a lawsuit initiated by the company in 2000 that led to $60,000, and rebates from Farm Credit Services for $37,000 of other income.

Income Taxes

The Company experienced a net loss for the first nine months in 2001. No income tax benefit has been recorded.




Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital balance of $3.5 million and a current ratio of 1.8:1. At December 31, 2000, the Company had a working capital balance of $3.2 million and a current ratio of 1.7:1.

The Company had a cash balance of $347,358 at September 30, 2001.

At September 30, 2001, the line of credit balance was $1,350,000. On August 2, 2001, the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from August 1, 2001 to October 1, 2001. As of October 1, 2001, Farm Credit Services has extended the Company's line of credit until December 1, 2001. The Company is exploring alternate financing with the goal to have a new line of credit in place for the new year.

As of September 30, 2001, the Company had a total long-term debt balance of $3,495,200 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2000, the Company was in violation of 3 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants.

At September 30, 2001, the Company owed $540,865 on grape contracts. This amount is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.


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