Form 10KSB
period 2001-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2002-04-16
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

                                      As of December 31, 2001

Issuer's revenues for its most recent fiscal year:    $7,030,791

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $7,817,217

Number of shares of Common Stock outstanding:      4,464,981

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

The Company owns 146 acres of vineyard land, fifty acres of planted vineyards-42 acres producing and 8 acres in development, which includes a grafting of 8 acres to Pinot noir in 1999 at the Turner site. In April 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards, Inc. (TVI), adding 83 acres of producing vineyard, 60 additional plantable acres and an additional 20,000 cases of winemaking capacity. The purchase price paid by the Company to the Tualatin Vineyards' shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards' current assets minus TVI's current and long-term liabilities as reflected in its balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601.

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


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship and its largest selling varietal in 2001, from $15 to $60 per bottle; Chardonnay, from $14 to $25 per bottle; Pinot gris, $14 per bottle; Riesling and Oregon Blossom (blush blend), $9 per bottle. This brand's mission is to become the premier producer of Pinot noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, under a "Made in Oregon Cellars" label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship, $28 per bottle; Chardonnay, $14 per bottle; Semi-Sparkling Muscat, $15 per bottle; Late Harvest Gewurztraminer, $20 per bottle; and Pinot blanc, $14 per bottle. This brand's mission is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

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


The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 2001, there were 164 commercial wineries licensed in Oregon and over 11,100 acres of wine grape vineyards, 8,800 acres of which are currently producing. Total production of Oregon wines in 2001 is estimated by the Company to be approximately 1,396,828 cases. Oregon's entire 2001 production would have an estimated retail value of approximately $209.5 million, assuming a retail price of $150 per case, and a FOB value of approximately one-half of the retail value, or $104.8 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot noir, Chardonnay, Pinot gris and Riesling wine grapes. Some of Oregon's Pinot noir, Pinot gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

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

Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished thereby affecting that year's wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon.
Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2001, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the third quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the O'Connor Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the O'Connor vineyard will not be at the expense of the Company, because under the terms of the lease, it would be the responsibility of the landowner.

Several significant developments in the Oregon wine industry have taken place over the past ten years. Robert J. Drouhin, a well-known producer of French wines, purchased vineyard land near Dundee, Oregon on which he has planted a vineyard and constructed a winery. The former owners of Napa Valley's Girard and Stag's Leap Wineries have formed a partnership and purchased vineyard land in the Willamette Valley where they have planted a vineyard and begun harvesting Pinot noir grapes. Brian Croser (a noted Australian winemaker), in partnership with Cal Knudsen (an original investor in Erath Vineyards) and the French Champagne firm, Taittinger, established the Dundee Wine Company. Their wines, under the Argyle label, have received recognition for sparkling wines, Dry Riesling, Chardonnay and Pinot noir. In 1992, a California vineyard investor planted a vineyard consisting of over 200 acres of Pinot noir grapes across Interstate 5 and within sight of the Company's Winery.

In 1994, the largest development in the Oregon wine industry, King Estate Winery, was completed. The facility, which is located 22 miles southwest of Eugene, is approximately 100,000 square feet in size surrounded by a 180-acre vineyard. King Estate is focused on serving the national market. The Company views King Estate as a welcome addition to the Oregon wine industry and believes they could have the same positive effect on wine exports as St. Michelle Winery has had on the Washington wine industry. The most recent high-profile move in Oregon was the Benziger family's purchase of 65 acres, including 32 producing acres of vineyard, near Scholls. The Benziger family created the Glen Ellen wine brand in California, before selling it to Grand Metropolitan. Well-known California winemaker Tony Soter is making Oregon Pinot noir under the Etude label. The Company believes that further investments by other experienced wine producers will continue, ultimately benefiting the Company and the Oregon wine industry as a whole by bringing increased national and international recognition to the quality of Oregon wines.

As a result of these factors, subject to the risks and uncertainties identified above, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next 20 years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company's.


Company Strategy

The Company, one of the largest wineries in Oregon, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; and (4) effectively distribute and sell its products nationally. The Company's goal is to continue as one of Oregon's largest wineries, and establish a reputation for producing some of Oregon's finest, most sought after wines.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 42 acres producing which includes 17 acres of Pinot noir and 8 acres of Riesling grape vines planted in 1985, which were grafted to Pinot noir in 1999. The Company planted 8 acres of Pinot gris vines in May 1992 and 6 acres of Chardonnay (Dijon and Espiguette clones) vines in 1993.
In 1996, the Company planted its remaining 11 acres in Chardonnay (Dijon clones) and Pinot gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December 1999) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot noir, which is the Company's flagship varietal. All of the new planting will be available to harvest in the next two to four years.

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards (54 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings used lot line adjustments to create three separate land parcels at Tualatin Estate.

The Company now controls 280 acres of vineyard land. At full production, these vineyards should enable the Company to grow approximately 50% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

Grape Supply. In 2001, the Company's 42 acres of producing estate vineyard yielded approximately 205 tons of grapes for the Winery's twelfth crush. Tualatin Vineyards produced 524 tons of grapes in 2001. O'Connor Vineyards produced 187 tons of which about 5% were sold by the Company to other wineries because of previous commitments. In 2001, the Company purchased an additional 836 tons of grapes from other growers. The Winery's 2001 total wine production was 200,340 gallons (84,265 cases) from its 2000 crush, and 3,065 gallons (1,289 cases) from its 2001 crush. The Company expects to produce an additional 260,477 gallons in 2002 (109,559 cases) from its 2001 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See "CERTAIN TRANSACTIONS."


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


Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 2001, the Winery produced 200,340 gallons (84,265 cases) from its 2000 crush, and 3,065 gallons (1,289 cases) from its 2001 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices.
A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility was converted to barrel storage in 1998 in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

In 1997, the Company constructed a 20,000 square foot storage building to store all if its bottled product at an approximate cost of $750,000. Previously, the Company rented a storage facility with an annual rental cost to the Company of $96,000.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it adds 20,000 cases of wine production capacity to the Company, which the Company felt at the time of purchase was needed. To date, production and sales volumes have not expanded enough to necessitate the utilization of the Tualatin facilities. The Company decided to move current production to its Turner site to meet short-term production requirements. The capacity at Tualatin is available to the Company to meet any anticipated future production needs.

Construction of Hospitality Facility. In May 1995, the Company completed construction of a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center is joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

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

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $3,228,749 at December 31, 2001 and $3,422,675 at December 31, 2000. The mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,510,342 on December 31, 2001. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $718,408 on December 31, 2001, after the Company made an additional payment of approximately $471,000 in December 1999. The additional payment was made as a result of the Company selling a parcel of the Tualatin Valley property under a sale-leaseback agreement.

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

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

Tons of
Grapes      Production                            Cases
Crush Year   Crushed        Year                 Produced

1989          203
1990          206           1990                  13,200
1991          340           1991                  13,400
1992          565           1992                  22,100
1993          633           1993                  38,237
1994          590           1994                  41,145
1995          885           1995                  40,411
1996         1290           1996                  53,693
1997         1426           1997                  91,793
1998         1109           1998                  77,064
1999         1383           1999                  81,068
2000         1223           2000                  98,936
2001         1859           2001                  85,554
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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2001, direct sales make up approximately 23% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis, currently carry out the self-distribution program. Company provided trucks and delivery drivers support a few of these sales representatives. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 2001. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 2001, approximately 37% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.

Shareholders. As a public company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,100 shareholders of record, which represents approximately 5,000 wine consumers since family members hold many shares jointly. The Company's shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

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

The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park that, in 1985, was Oregon's eleventh most visited tourist attraction (fifth among those charging admission). The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 200,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery. More importantly, the Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors.


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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received good reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Large production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand for the foreseeable future. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.


Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax; payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business.

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


Employees

As of December 31, 2001 the Company had 54 full-time employees and 13 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company continues to believe it maintains positive relations with its employees.



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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2001.



ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "WVVI." As of December 31, 2001, there were 3,139 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/01       6/30/01       9/30/01         12/31/01
High        $1.75          $2.40         $2.30           $2.30
Low         $1.44          $1.19         $1.80           $1.61

Quarter Ended

           3/31/00       6/30/00       9/30/00         12/31/00
High        $2.25          $2.00         $2.28           $2.06
Low         $1.50          $1.50         $1.50           $1.47

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


SIGNIFICANT ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Willamette Valley Vineyards' consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based upon the information available. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, investments, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company's principle sources of revenue are derived from product sales and distribution of wine. Revenue is recognized from product sales at the time of shipment and passage of title. Our payment arrangements with customers provide primarily 30 day terms and, to a limited extent, 60, 90 or 120 day terms. Shipping and handling costs are included in general and administrative expenses.

The Company values inventories at the lower of actual cost to produce the inventory or market value. We regularly review inventory quantities on hand and adjust our production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.
In the future, if our inventory cost is determined to be greater than the net realizable value of the inventory upon sale, we would be required to recognize such excess costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and, therefore, the carrying value of our inventory and our reported operating results.

We capitalize internal vineyard development costs subsequent to the developing vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs.

In connection with its ongoing transition to a national network of affiliated distributors, the Company has entered into an agreement with fourteen affiliated distributors under which the Company's products are distributed in certain states. As part of that agreement, the distributors paid the company $1,500,000 for a base amount of bottled wine to be retained by the Company, which was not recorded as a sale. The Company recorded a Distributor Obligation liability to recognize the future obligation of the Company to deliver the wine to the distributors, and recorded the wine as an asset at cost. The Company will hold the base amount of $1,500,000 of wine until 2006, when the balance will be depleted on a straight-line basis until 2010. Also as part of that agreement, the Company has agreed to pay the distributors incentive compensation if certain sales goals are met over the next five years. The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributors meet certain sales goals, the distributors will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.


OVERVIEW

RESULTS OF OPERATIONS

The Management is continuing the transition to higher quality, higher gross margin wines. A careful selection and recruitment of top Oregon winegrowers has lead to quality improvements in purchased grapes and in the offering of single vineyard designated bottlings. The recent plantings of new Pinot noir clones at Tualatin Estate, Willamette Valley Vineyards, and O'Connor Vineyards are nearing maturity. Improvements in production staffing and barrels and eliminating high volume, lower priced product lines have sharpened winemaking focus on the Company's flagship wines. A higher level of professionalism in the sales staff has improved the Company's ability to present and sell high quality, high margin wines.

The Company consolidated much of its national wine markets under the Charmer Sunbelt Distribution system at the beginning of 2001. These distributors constitute one of the largest distribution organizations in the country covering over 50% of the nation's wine market. The Company terminated distribution agreements with its former distributors in the states of Arizona, Colorado, Florida, New York, Pennsylvania, South Carolina and Washington D.C. beginning January 1, 2001 and began using the Charmer Sunbelt distribution companies in those markets. The Company opened new markets in Maryland and changed distributors in Massachusetts, Nevada and New Jersey. The Company hired a National Sales Manager to facilitate these distribution changes and to launch the Company's brands in the Charmer Sunbelt system and other new distributors.

The Company experienced an increase in sales expenses from $269,426 in 2000 to $489,096 in 2001, an increase of 82%. These costs relate to the new position of National Sales Manager and related travel and entertainment expenses. The Company experienced significant delays in setting up distribution and launching sales and marketing efforts in some markets due to the scale and complexity of the distribution transfers as well as state licensing requirements.

Depletions (wine sales) from distributor to the retail trade began exceeding the Company's former depletions by September of 2001. As a result of temporary loss of depletions and slower than expected sales during this period, the Company has high inventory levels both at the winery and in the Charmer Sunbelt houses. Management has substantially reduced its fixed sales costs and begun engaging local professional wine brokers, paid on performance, to assist distributors with account placements and local sales programs.

In fiscal year 2001, the Retail, and Out-of-state Sales Departments showed increases in net profit contribution, after direct departmental expenses, of 2%, and 6%, respectively, from the previous year. These increases resulted from increased sales revenues. The Self-Distribution Department showed an increase in sales by its independent sales force of 15% but a decline of 54% from direct shipments by the Company to a large chain retailer. This sales decline was due to a harvest shortage of Riesling faced by the Company caused by an unusual frost during the spring of 2000. Profits were depressed by higher selling, general and administrative expenses, particularly sales salaries and professional accounting fees.


Wine Quality

The Company's wine ratings are among the highest given to Oregon produced wines. In the November 2001 issue, "The Wine Enthusiast" magazine rated the 1998 Willamette Valley Vineyard Freedom Hill Vineyard Pinot Noir a score of "91". The Company's standard bearer, the 1999 vintage Pinot noir, sold in many fine dining establishments and bottle shops across the nation, received a score of "89" from Wine & Spirits magazine and a "87 - Best in Market" rating from the Wine Spectator, in the February 2002 issues.

The 2001 annual review of Oregon Pinot noirs by Clive Coates, Master of Wine and publisher of The Vine rated the Willamette Valley Vineyards Estate and Tualatin Estate bottlings tied for second place among all 1999 Oregon Pinot noirs. The prior year, Coates selected the '98 Willamette Valley Vineyards Hoodview the leading Pinot noir of the 1998 vintage. Both the Wine Spectator and Wine Enthusiast gave this wine a score of "90".


Sales

Finished wine revenues increased 3% in 2001 from the previous year. Unit sales decreased 9% from the previous year. Case sales from the Winery decreased from 88,045 in 2000 to 80,229 in 2001. The decrease in case depletions is due to Management's success in reducing low demand white wine inventories in 2000 and early 2001 resulting from long-term grape contracts in prior years, and the sale of higher margin products. The Company's distributors experienced a collective increase of 3% in sales of Company products to their retail customers in 2001. Sales expenses increased $219,670 (82%) due to the hiring of a National Sales Manager in January 2001, and increased expenses related to setting up new distribution and launching sales and marketing efforts. Management expects to reduce costs incurred in the year 2002 by restructuring the sales organization, and focusing on in-market sales efforts, with the prospect of achieving higher average margins on sales over time. In the past, long-term grape contracts caused the Company to incur high costs for lower demand white wines. These contracts expired at the end of 2000. As these wines were sold in bulk or as finished case goods, they reduced average gross margins.


Wine Inventory

The Company has a substantial inventory of '99, '00 and '01 vintage super premium, and ultra premium wines like Vintage Pinot noir, Single Vineyard Designated Pinot noirs, and Griffin Creek Bordeaux and Rhone varietals. Total finished wine inventory increased to 99,146 cases in 2001 from 93,821 the previous year due to the decrease in case sales from the winery, and the building of inventory items not released until later years. We expect to see this trend of increasing inventories continue through at least 2002. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2002. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2001 Quarter Ended  Fiscal 2000 Quarter Ended

                     (in thousands)          (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $224  $314  $406   $465  $146  $255  $253   $284
On-site and off-site
festivals         50    49    51     56   133    77    91    149
In-state sales   620   597   646    804   418   715   755  1,011
Bulk/Grape sales 210    13   122      8     6     0   113    144
Out-of-state
sales            628   586   742    640   572   636   483    714
Total winery
revenues       1,732 1,559 1,967  1,973 1,275 1,683 1,695  2,302



Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2001        2000        1999
Tasting room and retail sales     $1,409       $ 938       $ 973
On-site and off-site festivals       206         450         503
In-state sales                     2,667       2,899       2,412
Bulk /Grape Sales                    353         263          69
Out-of-state sales                 2,596       2,405       2,169
Revenues from winery operations   $7,231      $6,955      $6,126

Less Excise Taxes                    200         238         212

Net  Revenue                      $7,031      $6,717      $5,914


2001 Compared to 2000.

Tasting room sales for the year ended December 31, 2001 increased 50% to $1,408,955 from $938,303 for the same period in 2000. In 2000, telephone and mail order sales were part of the on-site and off-site festivals category, in 2001 they are accounted for in the tasting room and retail sales category. By adjusting for this difference, the tasting room sales for 2001 increased 13% for the same period in 2000. The Company experienced a decrease in revenue during 2001 in on-site and off-site festivals revenue of $206,187 over $449,558 in the same period in 2000. By adjusting for the difference in the handling of telephone and mail order sales, the on-site and off-site festivals revenue for 2001 decreased 38% from $330,142 for the same period in 2000.
This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.
Telephone and mail order sales for the year ended December 31, 2001 increased 196% to $353,210 from $119,416 for the same period in 2000. By offering higher quality wines in the tasting room and discontinuing events with low net returns, the net contribution, after direct departmental expenses, from the Retail Department increased by $8,390 in 2001, an improvement of over 2%. The focus on telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing profit contribution by the retail department.

Wholesale sales in the state of Oregon for the year ended December 31, 2001, through the Company's independent sales force and through direct sales from the winery, decreased 8% to $2,666,883 from $2,898,870 for the same period in 2000. Large chain retailers dominate Oregon's retail wine environment. For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $452,652 in 2001, down from $979,755 in 2000. This sales decline was due to a harvest shortage of Riesling faced by the Company due to an unusual frost during the spring of 2000. With a very successful 2001 harvest, the Company is refocusing sales efforts on this customer in an attempt to regain the higher sales volumes of the prior year. The net contribution, after direct expenses, from the In-state Self Distribution Department decreased by $15,575, a decrease of 2%.

Out-of-state sales for the year ended December 31, 2001, increased 8% to $2,595,426 from $2,404,863 for the same period in 2000. The Pinot noir variety led sales in 2001. Higher sales and gross margin produced an increase in the net contribution of $43,528 from the FOB Department, an increase of 6% from the prior year.

The Company contracted in early 1997 on a long-term basis for more grapes than needed to meet the Company's then current sales forecasts. The Company subsequently reduced its sales forecasts but had already committed to acquiring the grapes. The Company sold some of its own grapes and some of its contracted grapes for $465,030 in 1997, $454,281 in 1998, $22,000 in 1999, and
$18,526 in 2000. It sold $13,628 of grapes under contract in 2001. These long-term grape contracts expired at the end of 2000. What the Company couldn't sell as grapes was produced as bulk wine. In 2001, the Company's bulk wine sales totaled $332,165, and bulk wine costs totaled $295,101. The Company was also forced to write off $19,305 in 2001 due to a bankruptcy filing by a California bulk wine customer to which extended terms were granted. The only remaining wine grape production that exceeds sales plans is Chardonnay from the leased O'Connor Vineyard and the purchased Tualatin Vineyard. The significance of this imbalance between fruit and sales forecasts is now reduced to approximately 1,500 cases of Chardonnay, annually because the Company began removing 6.9 acres of Chardonnay from the Tualatin Estate Vineyard. This imbalance is expected to continue until the end of the O'Connor Vineyard lease agreement, or until the Company can allocate the resources to replant or graft-over the remaining Tualatin grapes to Pinot noir. The excess inventory created by this imbalance will be sold through normal channels with increased sales allowances to speed distributor case sales. These sales allowances will cause small decreases in gross profit margins until the Company can overcome the imbalance.

The total excise taxes collected in 2001 were $200,078 as compared to $238,072 in 2000. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 49% for fiscal year 2001 as compared to 47% for 2000. The sales of bulk wine at a loss and grapes at harvest at a slim margin reduced the gross margin in 2001. After adjusting for these sales, the gross margin would be 50% in 2001 compared to 51% in 2000. The sales price increased in 2001 for many varieties, though the average sales price did not increase proportionally due to the sale of low demand inventory at significant reductions from frontline pricing to alleviate excess inventories. The Company has seen significant increases in the cost of grapes, packaging and labor cost in the past several years. The Company has taken several steps to decrease all of these costs, and plans to see stabilization during the next several years.

Selling, general, and administrative expenses for the year ended December 31, 2001, increased approximately 7.3% to $2,978,799 compared to $2,775,782 for the same period in 2000. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 42% in 2001 as compared to 41% in 2000. The largest part of the increase in expenses in 2001 over 2000 was increased expenses related to out-of-state sales and increases in professional accounting fees related to the annual audit.

Other income for the year ended December 31, 2001 was $58,539 as compared to $169,305 for the year ended December 31, 2000. Interest income increased to $4,811 in fiscal year 2001 from $3,894 in fiscal year 2000. Interest expense decreased to $441,629 in fiscal year 2001 from $547,216 in fiscal year 2000.

The provision for income taxes and the Company's effective tax rate were $54,015 and 48% of pre-tax income in fiscal year 2001 with $19,595 or 57% of pre-tax income recorded for fiscal year 2000.

As a result of the above factors, net income increased to $58,845 in fiscal 2001 from $15,062 for fiscal year of 2000. Earnings/(loss) per share were $.01, $.00, and $(.02), in fiscal years 2001, 2000, and 1999, respectively.


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

On-site and off-site festival sales and telephone sales for the year ended December 31, 2000 decreased 11% to $449,558 from $502,960 for the same period in 1999. The Company eliminated several on and off-site festivals by analyzing each event to determine if the event was going to return a certain profit percentage. The Company eliminated all on-site and off-site events that were not profitable. Despite greater competition from new event establishments, and a reduction in retail revenues, the net contribution from the Retail Department improved by 25%.

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

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 47% for fiscal year 2000 as compared to 54% for 1999. The sales of bulk wine at a loss and grapes at harvest at a slim margin reduced the gross margin in 2000. After adjusting for these sales, the gross margin would be 51% in 2000 compared to 54% in 1999. Even though the sales price increased in 2000 for many varieties, the average sales price decreased due to the sale of low demand inventory to institutional buyers at significant reductions from frontline pricing. The Company has seen significant increases in the cost of grapes, packaging and labor cost in the past several years.

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


Liquidity and Capital Resources

Prior to April 1990 when it sold its first wine, the Company's working capital and Vineyard development and Winery construction costs were principally funded by cash contributed by James Bernau and Donald Voorhies, the Company's co-founders, and by $1,301,354 in net proceeds received from the Company's first public stock offering, which began in September 1988 and was completed in June 1989 with the sale of 882,352 shares of common stock at a price of $1.70 per share.

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

In 2001, the Company sold 200,000 shares of Common Stock at a price of $1.59 per share and net proceeds to the Company of $316,000.


Cash and cash equivalents increased to $504,510 at December 31, 2001 from $252,876 at December 31, 2000.


Inventories increased 8% as of December 31, 2001, to $7,490,790 from the December 31, 2000 level of $6,921,014. As the Company ramps up to improve the quality of its wine, the Company has seen a significant increase in its higher cost wines as shown below:
                                         In Cases units
                                      12/31/00    12/31/01

Willamette Valley Vineyards
Vineyard Designate Pinot noir           8,178      10,385

Griffin Creek Label
Cabernet Sauvignon                        207       1,509
Merlot                                  1,852       3,338

Total                                  10,237      15,232


Property, plant, and equipment, net, decreased 6% as of December 31, 2001, to $5,652,067 from $5,989,169 as of December 31, 2000.


Long-term debt decreased to $3,426,680 as of December 31, 2001, from $3,627,602 as of December 31, 2000.


The Company has a line of credit from Farm Credit Services with a limit of $1,500,000. As of December 31, 2001 the outstanding balance of the line was $1,352,500 as compared to $2,616,549 in 2000. On December 1, 2001 the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from December 1, 2001 to March 1, 2002. It also reduced the limit from $2,750,000 to $1,500,000. As of this date, Farm Credit Services has extended the Company's line of credit until June 1, 2002. The Company was not in compliance with 1 of 5 debt covenants, but obtained a waiver letter from Farm Credit Services at December 31, 2001. The Company is currently negotiating an agreement with another financial institution and management expects a final agreement to be in place in the near future. Management expects the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also expects the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. If the Company is unable to refinance the debt with another institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.



ITEM 7.     FINANCIAL STATEMENTS

The financial statements required by this item are presented at page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors, nominees for election as a director, and each such person's age at March 31, 2001 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      48
James L. Ellis * ***             Secretary and Director      57
Terry Emmert                     Director                    57
Betty M. O'Brien*                Director                    58
Delna L. Jones**  ****           Director                    61
Stan G. Turel * **  ***    ****  Director                    55
_______________________________

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

Terry W. Emmert. Mr. Emmert has served as a Director since October 2001. Mr. Emmert is founder and President of Emmert Industrial Corporation. The company was founded in 1968. Mr. Emmert has received many letters for recommendation and awards in his industry. These include the Rigging Job of the Year from
Specialized Carriers & Rigging Association.   The Emmert history is
highlighted with innovative solutions to monumental problems. Mr. Emmert currently serves on the Boards of Directors for Christie School, Warehouse Project, Oregon Business Committee for the Arts, and Elected Multnomah County Sheriff Advisory Board, as well as chairing the Police Activity League fundraiser for 2002.

Betty M. O'Brien. Ms. O'Brien has served as a Director since July 1991. Ms. O'Brien is the Executive Director of the Oregon Wine Advisory Board. Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola Hills in Yamhill County, Oregon. She is a member of the Oregon Winegrowers' Association, having previously served as its President and Treasurer and as a director. Ms. O'Brien also serves on several community boards.

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

Stan G. Turel.  Mr. Turel has served as a Director since November of 1994.
Mr. Turel is part owner and the CEO of Columbia Turel, Inc., (formerly Columbia Bookkeeping, Inc.) a position he has held since 1974. Columbia Turel, Inc. has fifteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. In 2001, Columbia Turel, Inc. sold its offices to Fiducial, one of Europe's largest accounting firms. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on a number of advisory boards and panels.


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2001, conducted one meeting. The elected members of the Audit Committee are Delna L. Jones and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2001, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1994, the Board of Directors created an Affiliated Transactions Committee that reviewed transactions deemed to involve a conflict of interest between the Company and its former affiliates, current members of the Affiliated Transaction Committee are Delna Jones and Stan Turel. The Committee held no meetings in 2001. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee held no meetings during 2001.



ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 1999, 2000, and 2001.

Name and Principal Position       Year      Annual Compensation
                                            Salary ($)  Bonus ($)

James W. Bernau
President and Chairperson of      1999      91,512      10,000
the Board of Directors            2000      93,000         -0-
                                  2001      95,357         -0-

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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2001.

Options exercised in the last fiscal year
Name                             Number                 Value
                               Of shares              Realized(1)
James W. Bernau                   -0-                    -0-

                   Number of Securities Underlying
                   Unexercised Options at FY-End

James W. Bernau           75,000(1.65)
                           1,500(1.81)
                           4,000(1.5625)
                         Exercisable         Unexercisable

                                Value of Unexercised
                           In-the-Money Options at FY-End(2)

James W. Bernau		   7,500
                               0
                             750
                         Exercisable       Unexercisable



(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2001 ($1.75 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


Director Compensation
The members of the Company's Board of Directors do not receive cash compensation for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director's meeting was discontinued for the year 2000 and beyond.

Section 16(a) Beneficial Ownership Reporting Compliance

None



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2001, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                                   Number of                 Percent of
                          Shares Outstanding Stock   Shares Beneficially Owned

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road              1,038,350.5 (1)              23.3%
Turner, OR  97392


James L. Ellis      Secretary, Director
7850 S.E. King Road                  52,743   (2)               1.2%
Milwaukie, OR  97222

Terry W. Emmert        Director
11811 SE Highway 212                200,000                     4.5%
Clackamas, OR 97015

Delna L. Jones      Director
44307 Mesquite Drive                  8,700   (3)                **
Indian Wells, CA 92210

Betty M. O'Brien    Director
22500 Ingram Lane NW                 13,950   (4)                **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                   131,885   (5)               3.0%
Vancouver, WA  98683

All Directors, executive          1,445,629                    32.4%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 80,500 shares issuable upon exercise of options.

(2) Includes 47,643 shares issuable upon the exercise of options.

(3) Includes 6,100 shares issuable upon the exercise of options.

(4) Includes 8,500 shares issuable upon the exercise of options.

(5) Includes 8,500 shares issuable upon the exercise of options.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, 2000 and 1999, the Company purchased grapes from Elton Vineyards for $108,672, $74,585 and $62,068 respectively. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 2001, the outstanding balance of the loan was $61,048 including accrued interest.

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

(m) Acquisition of Tualatin Vineyards, Inc. dated April 15, 1997. (File No.)



(b) Reports on Form 8-K

Not applicable.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: April 15, 2002.       By:__/s/ James W. Bernau_____________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date

_/s/ James W. Bernau_  Chairperson of the Board,   April 15, 2002
James W. Bernau        President    (Principal Executive Officer)


_/s/ Sean M. Cary____  Controller                  April 15, 2002
Sean M. Cary           (Principal Accounting Officer)


_/s/ James L. Ellis__  Director and Vice-President April 15, 2002
James L. Ellis         and Secretary


_/s/ Terry W. Emmert_  Director                    April 15, 2002
Terry W. Emmert

_/s/Betty M. O'Brien_  Director                    April 15, 2002
Betty M. O'Brien

_/s/_Stan G. Turel___  Director                    April 15, 2002
Stan G. Turel

_/s/ Delna Jones_____  Director                    April 15, 2002
Delna Jones














CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration
Statement on   Form S-8 (No. 333-69188) of Willamette Valley Vineyards, Inc.
of our report dated March 8, 2002, except for Notes 5,6, and 13, as to which the date is April 15, 2002, relating to the financial statements and financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Portland, OR
April 15, 2002















Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999.









Willamette Valley Vineyards, Inc.
Index to Financial Statements


Report of Independent Accountants .................................... F-1

Balance Sheets ....................................................... F-2

Statements of Operations ............................................. F-3

Statements of Shareholders' Equity.................................... F-4

Statements of Cash Flows.............................................. F-5

Notes to Financial Statements ........................................ F-6.







                     Report of Independent Accountants

To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 13 to the financial statements, the Company has not renewed its operating line of credit with the bank, which expires June 1, 2002. Management's plans with respect to this matter are also described in Note 13. This matter raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Portland, Oregon
March 8, 2002 except for Notes 5, 6 and 13, as to
	Which the date is April 3, 2002






                                     F-1




Willamette Valley Vineyards, Inc.
Balance Sheets
December 31, 2001 and 2000


                                                  2001          2000

         ASSETS
Current assets:
  Cash and cash equivalents                  $    504,510  $    252,876
  Accounts receivable, net (Note 2)               746,678       564,020
  Inventories (Note 3)                          6,905,865     6,921,014
  Prepaid expenses and other current assets        87,512        45,954
  Deferred income taxes (Note 9)                  146,054       118,951
                                               -----------   -----------
    Total current assets                        8,390,619     7,902,815

Vineyard development costs, net (Note 1)        1,697,452     1,608,365
Inventory (Notes 3 and 12)                        584,925            -
Property and equipment, net (Notes 1 and 4)     5,652,067     5,989,169
Note receivable (Note 10)                          77,378        56,869
Debt issuance costs                                64,910        50,061
Other assets                                      205,884       190,593
                                               -----------   -----------
                                             $ 16,673,235  $ 15,797,872
                                               ___________   ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $  1,352,500  $  2,616,549
  Current portion of long-term debt and
    capital lease obligations (Note 6)            242,649       220,921
  Accounts payable                              1,002,501       847,883
  Accrued commissions and payroll costs           138,486       143,662
  Income taxes payable                             17,969            -
  Grape payables                                1,136,487       914,366
                                               -----------   -----------
    Total current liabilities                   3,890,592     4,743,381

Long-term debt and capital lease
  obligations (Note 6)                          3,184,031     3,406,681
Distributor obligation (Note 12)                1,500,000            -
Deferred rent liability                            60,392        31,634
Deferred gain (Note 11)                           449,711       474,695
Deferred income taxes (Note 9)                    209,968       146,819
                                               -----------   -----------
Total liabilities                               9,294,694     8,803,210
                                               -----------   -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,464,981 and
    4,254,481 shares issued and
    outstanding at December 31, 2001
    and 2000, respectively                      7,142,647     6,817,613
  Retained earnings                               235,894       177,049
                                               -----------   -----------
Total shareholders' equity                      7,378,541     6,994,662
                                               -----------   -----------
                                             $ 16,673,235  $ 15,797,872
                                               ___________   ___________


    The accompanying notes are an integral part of the financial statements.
                                     F-2



Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999


                                            2001         2000         1999

Net revenues                            $ 7,030,791  $ 6,716,857  $ 5,914,208
Cost of goods sold                        3,560,853    3,532,401    2,737,773
                                        ------------ ------------ ------------
    Gross margin                          3,469,938    3,184,456    3,176,435

Selling, general and
  administrative expenses                 2,978,799    2,775,782    2,901,594
                                        ------------ ------------ ------------
    Income from operations                  491,139      408,674      274,841
                                        ------------ ------------ ------------
Other income (expenses):
  Interest income                             4,811        3,894        7,807
  Interest expense                         (441,629)    (547,216)    (483,723)
  Other income                               58,539      169,305       85,963
                                        ------------ ------------ ------------
                                           (378,279)    (374,017)    (389,953)
                                        ------------ ------------ ------------

    Income (loss) before income taxes       112,860       34,657     (115,112)

Income tax (benefit) provision (Note 9)      54,015       19,595      (22,880)
                                        ------------ ------------ ------------

Net income (loss)                       $    58,845  $    15,062  $   (92,232)
                                        ____________ ____________ ____________

Basic net income (loss)
  per common share                      $       .01  $        -   $      (.02)
                                        ____________ ____________ ____________
Diluted net income (loss)
  per common share                      $       .01  $        -   $      (.02)
                                        ____________ ____________ ____________




    The accompanying notes are an integral part of the financial statements.
                                     F-3.






Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ---------- -----------
Balances at December 31, 1998  4,232,681  $ 6,781,256  $ 254,219  $ 7,035,475

Stock issuance for compensation   20,750       34,716         -        34,716

Net loss                              -            -      (92,232)    (92,232)
                              ----------- ------------ ---------- -----------

Balances at December 31, 1999  4,253,431    6,815,972    161,987    6,977,959

Stock issuance for compensation    1,050        1,641         -         1,641

Net income                            -            -      15,062       15,062
                              ----------- ------------ ---------- -----------

Balances at December 31, 2000  4,254,481    6,817,613    177,049    6,994,662

Stock issuance for compensation    2,500        3,985         -         3,985

Common stock issued and
  options exercised              208,000      321,049         -       321,049

Net income                            -            -      58,845       58,845
                              ----------- ------------ ---------- -----------

Balances at December 31, 2001  4,464,981  $ 7,142,647  $ 235,894  $ 7,378,541
                              ___________ ____________ __________ ___________



    The accompanying notes are an integral part of the financial statements.
                                     F-4




Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999


                                            2001         2000         1999

Cash flows from operating activities:
  Net income (loss)                      $ 58,845     $ 15,062    $ (92,232)
  Reconciliation of net income (loss)
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization       778,752      719,046      729,770
      Gain on disposal of fixed assets     (3,043)          -            -
      Deferred income taxes                36,046       27,868      (65,880)
      Bad debt expense                         -            -        27,730
      Stock issued for compensation            -            -        13,622
      Changes in assets and liabilities:
        Accounts receivable              (182,658)    (134,525)     (85,688)
        Inventories                      (565,791)    (776,676)  (1,519,795)
        Prepaid expenses and
          other current assets            (41,558)      33,148        7,884
        Note receivable                    (7,169)      (3,894)      (6,038)
        Other assets                      (15,291)     (43,964)          -
        Accounts payable                  154,618     (112,596)     645,294
        Accrued commissions and
          payroll costs                    (5,176)      17,287      (86,835)
        Income taxes receivable/payable    17,969      (42,429)      66,865
        Grape payables                    222,121       86,523      246,549
        Deferred rent liability            28,758       31,634           -
        Deferred gain                     (24,984)     (33,359)          -
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      operating activities                451,439     (216,875)    (118,754)
                                        ------------ ------------ ------------

Cash flows from investing activities:
  Additions to property and equipment    (379,953)    (214,855)    (484,249)
  Vineyard development expenditures      (153,930)    (267,233)    (283,483)
  Proceeds from sale of property
    and equipment                              -            -     1,490,706
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      investing activities               (533,883)    (482,088)     722,974
                                        ------------ ------------ ------------

Cash flows from financing activities:
  Debt issuance costs                     (22,000)          -       (71,058)
  Net increase in line of
    credit balance                     (1,264,049)     930,965       32,917
  Proceeds from distributor obligation  1,500,000           -            -
  Proceeds from common stock issued
    and stock options exercised           321,049           -            -
  Issuance of long-term debt               33,909        3,034      157,731
  Repayments of long-term debt           (234,831)    (201,201)    (654,170)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      financing activities                334,078      732,798     (534,580)
                                        ------------ ------------ ------------

Net increase in cash and cash equivalents 251,634       33,835       69,640


Cash and cash equivalents:
  Beginning of year                       252,876      219,041      149,401
                                        ------------ ------------ ------------

  End of year                             504,510    $ 252,876    $ 219,041
                                        ____________ ____________ ____________

    The accompanying notes are an integral part of the financial statements.
                                     F-5




Willamette Valley Vineyards, Inc.
Notes to Financial Statements


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies


Organization and operations
Willamette Valley Vineyards, Inc. (the Company) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily Pinot Noir, Chardonnay, and Riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. During fiscal years 2000 and 1999, revenues derived from one customer of $979,755 and $639,466, respectively, represented 15% and 11% of the Company's revenues.
In 2001, no one customer represented more than 10% of revenues. Out-of-state and foreign sales represented approximately 44%, 36%, and 37% of revenues for 2001, 2000 and 1999. The Company also sells its wine from the tasting room at its winery.


Basis of presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.


Cash and cash equivalents
Cash and cash equivalents include short-term investments with an original maturity of less than 90 days.


Revenue recognition
The Company recognizes revenue when the product is shipped and title passes to the customer. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail locations is recognized at the time of sale.


Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (FIFO) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year(see Note 3).



                                     F-6.



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)


Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $326,991 and $262,148 at December 31, 2001 and 2000, respectively.


Property and equipment
Property and equipment are stated at cost or the historical cost basis of the contributing shareholders, as applicable, and are depreciated on the straight-line basis over their estimated useful lives as follows:

     Land improvements 15 years
     Winery building 30 years
     Equipment 5-7 years

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations. The Company reviews the carrying value of investments for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable.


Debt issuance costs
Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt.


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



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)


Basic and diluted net income per share
Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.


Options to purchase 475,170 shares of common stock were outstanding at December 31, 2001 and diluted weighted-average shares outstanding at December 31, 2001 include the effect of 47,903 stock options. Options to purchase 510,670 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at December 31, 2000. Options to purchase 474,000 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive due to the Company's loss in that year. In addition, the warrant outstanding since 1992 (Note 8) was not included in the computation of diluted earnings per share in 2001, 2000 or 1999 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.


                      2001
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 58,845    4,345,941     .01
Options        -        47,903      -
Warrants       -            -       -
         ---------   ---------   ------
Diluted  $ 58,845    4,393,844   $ .01
         =========   =========   ======

                      2000
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 15,062    4,254,481      -
Options        -            -       -
Warrants       -            -       -
         --------    ---------   ------
Diluted  $ 15,062    4,254,481   $  -
         ========    =========   ======

                      1999
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $(92,232)   4,253,431    (.02)
Options        -            -       -
Warrants       -            -       -
         ---------   ---------   ------
Diluted  $(92,232)   4,253,431   $(.02)
         =========   =========   ======




Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)


Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2001         2000         1999

Interest paid                           $ 442,000    $ 547,000    $ 492,000
Income tax refund received                     -         8,344           -
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                         16,740       29,260           -
    Issuance of common stock
      awards (Note 8)                       3,985        1,641       21,094
    Notes receivables issued in sale
      of fixed assets                      13,340           -            -


Fair market value of financial instruments
The fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.


Deferred rent liability
The Company leases land under a sale-leaseback agreement (Note 12). The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2001 and 2000, rent cost recognized in excess of amounts paid totaled $28,758 and $31,634, respectively, which has been capitalized into vineyard development costs and inventory.


Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation. These reclassifications have no effect on previously reported results of operations or shareholders' equity.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


2. Accounts Receivable
Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 2001 and 2000, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $41,885 and $41,660, respectively.


3. Inventories

Inventories consist of:
                                                  2001          2000

Winemaking and packaging materials            $   252,828   $   273,189
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               2,941,755     2,415,006
Finished goods (bottled wine
  and related products)                         4,296,207     4,232,819
                                               -----------   -----------
                                              $ 7,490,790   $ 6,921,014

Less: amounts designated for
distributor (Note 12)                            (584,925)           -
                                               -----------   -----------
Current inventories                           $ 6,905,865   $ 6,921,014
                                               ___________   ___________





4. Property and Equipment
                                                  2001          2000

Land and improvements                         $   984,954   $   965,309
Winery building and hospitality center          4,561,118     4,549,081
Equipment                                       4,599,377     4,285,585
                                               -----------   -----------
                                               10,145,449     9,799,975

Less accumulated depreciation                  (4,493,382)   (3,810,806)
                                               -----------   -----------
                                              $ 5,652,067   $ 5,989,169
                                               ___________   ___________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


4. Property and Equipment (Continued)
The Company has capital lease arrangements for certain winery equipment and vehicles. Future minimum capital lease payments as of December 31, 2001 are:

  2002                                                $ 22,677
  2003                                                  16,557
  2004                                                  12,899
  2005                                                   5,499
                                                      ---------
      Total minimum lease payments                      57,632

  Less interest portion                                 (7,414)
                                                      ---------
      Capital lease obligation (Note 7)                 50,218

  Less portion due within one year (Note 7)            (18,319)
                                                      ---------
                                                      $ 31,899
                                                      _________

The cost of the Company's leased equipment and related accumulated depreciation aggregated $88,933 and $31,899, respectively, at December 31, 2001 and $88,933 and $19,320, respectively, at December 31, 2000.


5. Line of Credit Facility
The Company has a $1,500,000 credit facility with Northwest Farm Credit Services (Farm Credit). Borrowings under the facility bear interest at 6.5% and are collateralized by inventories and accounts receivable. At December 31, 2001 and 2000, $1,352,500 and $2,616,549 were outstanding, respectively. This line of credit facility expired on May 1, 2001 and has been renewed until June 2002, pending refinancing with another financial institution (see Note 13). The Company is currently negotiating an agreement with another financial institution and management expects a final agreement to be in place in the near future. Management expects the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also expects the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage.



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


6. Long-Term Debt
Long-term debt consists of:
                                                  2001          2000

Northwest Farm Credit Services Loan           $ 3,212,489   $ 3,422,675
Real property loan, 8.5% interest,
  monthly payments of $1,055 through 2019         115,198       117,938
Capital lease obligations                          50,218        67,709
Vehicle financing                                  48,775        19,280
                                               -----------   -----------
                                                3,426,680     3,627,602

Less current portion                             (242,649)     (220,921)
                                               -----------   -----------
                                              $ 3,184,031   $ 3,406,681
                                               ___________   ___________

The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2001, the Company was not in compliance with one of these covenants but has obtained a waiver letter thereon (Note 13).


Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,
   2002                                             $   242,649
   2003                                                 244,662
   2004                                                 264,780
   2005                                                 273,979
   2006                                                 266,285
Thereafter                                            2,124,325
                                                     -----------
                                                    $ 3,426,680
                                                     ___________


7. Shareholders' Equity
The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.




Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


7. Shareholders' Equity(Continued)

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit services (Notes 6 and 7). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2001 and 2000, no warrants had been exercised.

In each of the years ended December 31, 2001, 2000 and 1999, the Company granted 2,500, 1,050 and 12,500 shares of stock valued at $3,985, $1,641, and $21,094, respectively, as compensation to employees. The cost of these grants were capitalized as inventory. The effects of these non-cash transactions have been excluded from the cash flow statements in each period.


8. Stock Incentive Plan
In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees and directors of the Company under the plan. In 1996, 1998 and 2001, the Board of Directors reserved an additional 150,000, 275,000 and 300,000 shares, respectively. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

At December 31, 2001, 2000 and 1999, the following transactions related to stock options occurred:

                                2001              2000            1999
                           _______________ _________________  ________________
                                  Weighted          Weighted          Weighted
                                   average           average           average
                                  exercise          exercise          exercise
                           Shares   price    Shares   price    Shares   price

Outstanding at
    beginning of year     510,670  $ 1.72   474,000  $ 1.75   402,000  $ 1.73
  Granted                   5,500    1.65   135,900    1.62   120,500    1.83
  Exercised                (8,000)   1.56        -       -         -       -
  Forfeited               (33,000)   1.62   (99,230)   1.75   (48,500)   1.75
                          --------          --------          --------
Outstanding at
    end of year           475,170  $ 1.73   510,670  $ 1.72   474,000  $ 1.75
                          ________          ________          ________



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


8. Stock Incentive Plan (Continued)
Weighted-average options outstanding and exercisable at December 31, 2001 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2001           life           price       2001          price

  $ 1.50      115,710          6.04         $ 1.50      115,710       $ 1.50
    1.56       49,500          9.41           1.56       29,500         1.56
    1.60        3,000          9.29           1.60        1,000         1.60
    1.65       75,000          7.00           1.65       75,000         1.65
    1.69       41,000          9.50           1.69       11,000         1.69
    1.70        2,500          9.96           1.70          500         1.70
    1.75      105,500          8.25           1.75       84,400         1.75
    1.81       35,500          8.71           1.81       25,500         1.81
    1.88       25,000          8.71           1.88        5,000         1.88
    2.75        7,200          6.50           2.75        5,100         2.75
    3.00        9,260          6.08           3.00        7,868         3.00
    3.62        4,000          5.56           3.62        4,000         3.62
    4.50        2,000          4.08           4.50        2,000         4.50
   ------    ---------        ------         ------     --------       ------
$ 1.50-4.50   475,170          7.56         $ 1.73      366,578       $ 1.72

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS
123) in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during each of the three years ended December 31, 2001 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2001, 2000 and 1999:

                                            2001         2000         1999
Risk-free interest rate                     5.38 %       6.12 %       5.56 %
Expected dividend yield                       -            -            -
Expected lives                             10 years      8 years      8 years
Expected volatility                           55 %         70 %         70 %

Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2001, 2000 and 1999, the total value of the options granted was computed to be $6,445, $173,689 and $173,815, respectively, which would be amortized on the straight-line basis over the vesting period of the options.



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


8. Stock Incentive Plan (Continued)
For the years ended December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was computed to be $1.17, $1.30 and $1.44, respectively.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows:
                                            2001         2000         1999

Net income (loss) - as reported            $ 58,845     $ 15,062    $ (92,232)
Per share:
  Basic                                         .01           -          (.02)
  Diluted                                       .01           -          (.02)

Net income (loss) - pro forma                (8,824)    (112,570)    (181,201)
Per share:
  Basic                                          -          (.03)        (.04)
  Diluted                                        -          (.03)        (.04)


9. Income Taxes
The provision (benefit) for income taxes consists of:
                                            2001         2000         1999

Current tax expense (benefit):
  Federal                                  $ 17,969     $ (8,273)    $ 43,000
                                        ------------ ------------ ------------
                                             17,969       (8,273)      43,000
                                        ------------ ------------ ------------
Deferred tax expense (benefit):
  Federal                                    31,949       34,628      (68,319)
  State                                       4,097        4,440       (8,761)
                                        ------------ ------------ ------------
                                             36,046       39,068      (77,080)
                                        ------------ ------------ ------------
(Decrease) increase in valuation allowance       -       (11,200)      11,200
                                        ------------ ------------ ------------
    Total                                  $ 54,015     $ 19,595    $ (22,880)
                                        ____________ ____________ ____________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


9. Income Taxes (Continued)
The effective income tax rate differs from the federal statutory rate as follows:
                                                Year ended December 31,
                                            2001         2000         1999

Federal statutory rate                      34.0 %       34.0 %      (34.0) %
State taxes, net of federal benefit          4.4          4.4         (4.4)
Permanent differences                        8.0         29.0         13.2
(Decrease) increase in valuation allowance     -        (32.3)         9.7
Other, primarily prior year taxes            1.5         21.3         (4.4)
                                        ------------ ------------ ------------
                                            47.9 %       56.4 %      (19.9) %
                                        ____________ ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) consist of:
                                                     December 31,
                                                  2001          2000

Accounts receivable                           $    16,067   $    15,981
Inventories                                        96,852        76,717
Other                                              33,135        26,253
                                               -----------   -----------
Net current deferred tax asset                    146,054       118,951
                                               -----------   -----------

Depreciation                                     (442,663)     (430,786)
Net operating loss carryforwards                    3,690        63,347
Deferred gain on sale-leaseback                   172,509       182,093
Alternative minimum tax credit carryforward        56,496        38,527
                                               -----------   -----------
Net noncurrent deferred tax liability            (209,968)     (146,819)
                                               -----------   -----------
Net deferred tax liability                    $   (63,914)  $   (27,868)
                                               ___________   ___________

The Company's net operating loss carryforwards, which are approximately $10,000, expire between 2015 and 2020.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


10. Related Parties

During 2001, 2000 and 1999, the Company purchased grapes from certain shareholders for an aggregate price of $108,672, $74,585 and $62,068, respectively. At December 31, 2001 and 2000, grape payables included $54,336 and $37,293, respectively, owed to these shareholders.

The Company has a loan to its president with a balance of $61,048 at December 31, 2001. The loan was due on December 3, 1993, bearing interest at 7.35%. On March 14, 1994, the loan was extended to March 14, 2009. The loan is collateralized by the common stock of the Company held by its president. This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.


11. Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect of the Company's financial position or results of operations, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

Operating leases
The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the 20-year term of the lease.

As of December 31, 2001, future minimum lease payments are as follows:

    Year ending
    December 31,
       2002                                          $   201,625
       2003                                              204,199
       2004                                              210,089
       2005                                              213,257
       2006                                              216,503
    Thereafter                                         2,074,932
                                                      ===========
         Total                                       $ 3,120,605


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


11. Commitments and Contingencies (Continued)

Operating leases (continued)
The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $9,891, $14,364 and $27,372 in 2001, 2000, and 1999, respectively.
In addition, payments for the leased vineyards have been included in inventory and vineyard developments costs and aggregate approximately $187,769 and $196,308, respectively, for each of the years ended December 31, 2001 and 2000.

Susceptibility of vineyards to disease
The Tualatin Vineyard purchased during 1997 and the leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. Although management has begun planting with phylloxera-resistant rootstock, a portion of the vines at the Tualatin vineyard are susceptible to phylloxera. The Company has not detected any phylloxera at its Turner Vineyard.


12. Distributor Obligation
During 2001, the Company entered into a distribution agreement with a national wine distributor group(the distributor), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine with an approximate cost of 585,000. The agreement calls for the Company to retain possession of this base amount of wine, with any draw-downs by the distributor to be simultaneously replenished by another purchase. The Company has recorded a Distributor Obligation liability to recognize the future obligation to deliver this amount of wine to the distributor. The agreement calls for the base amount of prepaid wine the Company holds for the distributor to remain at $1,500,000 until 2006, when the balance is depleted to the following levels in the following years:

           2006                                       $ 1,200,000
           2007                                           900,000
           2008                                           600,000
           2009                                           300,000
           2010                                                -

Also as part of that agreement, the Company has agreed to pay the distributor incentive compensation if certain sales goals are met over the next five years and if a certain transaction occurs. The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributor meets certain sales goals, the distributor will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.



13. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's $1.5 million credit facility with Farm Credit expired May 1, 2001 and has been renewed until June 1, 2002, pending refinancing with another financial institution. In addition, the Company was not in compliance with one of the Farm Credit financial covenants, but has received a waiver thereon. In light of the Company's current projected earnings and cash flow, cash generated from operations will not be sufficient to pay back the bank debt on a current basis. The Company is currently negotiating an agreement with another financial institution and management expects a final agreement to be in place in the near future. Management expects the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also expects the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. If the Company is unable to refinance the debt with another institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.




