Form 10QSB
period 2002-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2002-05-16
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2002
4,466,981 shares, no par value

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

Part II - Other Information

Item 1--Exhibits and Reports on Form 8-K

Signatures







PART 1                 FINANCIAL INFORMATION
ITEM 1
                         Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2002                2001
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   185,192         $   504,510
  Accounts receivable trade, net           718,478             746,678
  Inventories                            7,029,528           6,905,865
  Prepaid expenses and other
  current assets                            69,938              87,512
  Deferred income taxes                    146,054             146,054
                                        __________          __________
Total current assets                     8,149,190           8,390,619

Vineyard development cost, net           1,702,404           1,697,452
Inventories                                584,925             584,925
Property and equipment, net              5,493,910           5,652,067
Notes receivable                            67,155              77,378
Debt issuance costs, net                    63,122              64,910
Other assets                               201,424             205,884
                                        __________          __________
Total assets                           $16,262,130         $16,673,235
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,500,000         $ 1,352,500
  Current portion of long term debt        242,649             242,649
  Accounts payable                         901,978           1,002,501
  Accrued commissions and payroll          119,856             138,486
  Income taxes payable                      17,969              17,969
  Grapes payable                           813,356           1,136,487
                                        __________          __________
Total current liabilities                3,595,808           3,890,592

Long-term debt                           3,120,293           3,184,031
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                     66,845              60,392

Deferred gain                              443,465             449,711
Deferred income taxes                      209,968             209,968
                                        __________          __________
Total liabilities                        8,936,379           9,294,694
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,466,981 and 4,464,981
  shares issued and outstanding at March 31,
  2002 and December 31, 2001             7,153,222           7,142,647
Retained earnings                          172,529             235,894
                                        __________          __________
Total shareholders' equity               7,325,751           7,378,541
                                        __________          __________
Total liabilities and shareholders'
equity                                 $16,262,130         $16,673,235
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)



                                         Three months ended March 31,
                                            2002                2001
                                        __________          __________
Net Revenues
  Case Revenue                         $ 1,257,640         $ 1,477,278
  Bulk Revenue                                   -             210,355
                                        __________          __________
Total Revenue                            1,257,640           1,687,633

Cost of Sales
  Case                                     595,787             717,246
  Bulk                                           -             180,316
                                        __________          __________
Total Cost of Sales                        595,787             897,562

Gross Margin                               661,853             790,071

Selling, general and
  administrative expense                   643,977             718,960
                                        __________          __________
Net operating income                        17,876              71,111

Other income (expense)
  Interest income                            1,106               1,030
  Interest expense                         (88,593)           (125,966)
  Other income                               6,246               6,403
                                        __________          __________
Net loss before income taxes               (63,365)            (47,422)

Income tax                                       -                   -
                                        __________          __________
Net loss                                   (63,365)            (47,422)

Retained earnings beginning of
  period                                   235,894             177,049
                                        __________          __________
Retained earnings end of period        $   172,529         $   129,627
                                        ==========          ==========
Basic loss per common share            $      (.01)        $      (.01)

Diluted loss per common share          $      (.01)        $      (.01)

Weighted average number of
basic common shares
outstanding                              4,466,981           4,393,844

The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2002                2001
                                        __________          __________
Cash flows from operating activities:
  Net loss                             $   (63,365)        $   (47,422)
Reconciliation of net loss to net cash used
for operating activities:
  Depreciation and amortization            188,397             186,489
  Stock issued for compensation                  -               3,984

Changes in assets and liabilities:
  Accounts receivable trade                 28,200            (263,270)
  Inventories                             (123,663)            258,286
  Prepaid expenses and other
    current assets                          17,574             (77,473)
  Notes receivable                          10,223              (1,030)
  Other assets                               4,460             (43,863)
  Accounts payable                        (100,523)             68,810
  Accrued commissions and payroll          (18,630)            (14,176)
  Grapes payable                          (323,131)           (294,318)
  Deferred rent liability                    6,453               7,190
  Deferred gain                             (6,246)             (6,246)
                                        __________          __________
Net cash used for operating activities    (380,251)           (223,039)
                                        __________          __________

Cash flows from investing activities;
  Construction expenditures and purchases
    of equipment                           (11,534)            (19,733)
  Vineyard development expenditures        (21,870)            (24,150)
                                        __________          __________
Net cash used by investing activities      (33,404)            (43,883)
                                        __________          __________

Cash flows from financing activities:
  Line of credit borrowings                147,500              83,451
  Proceeds from options exercised           10,575                   -
  Decrease in long term debt               (63,738)            (54,864)
                                        __________          __________
Net cash provided by financing activities   94,337              28,587
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (319,318)           (238,336)

Cash and cash equivalents:
  Beginning of period                      504,510             252,876
                                        __________          __________
  End of period                        $   185,192         $    14,541
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


2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:


                                          March 31,         December 31,
                                            2002                2001

Winemaking and packaging materials     $   223,492         $   252,828
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         3,137,767           2,941,755
Finished goods (bottled wines            4,253,194           4,296,207
  and related products)                 __________          __________

     Total                               7,614,453           7,490,790

Less: amounts designated for distributor  (584,925)           (584,925)
                                        __________          __________

     Current inventories               $ 7,029,528         $ 6,905,865
                                        ==========          ==========


3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          March 31,         December 31,
                                            2002                2001

Land and improvements                  $   984,954         $   984,954
Winery building and hospitality center   4,561,118           4,561,118
Equipment                                4,610,910           4,599,377
                                        __________          __________
                                        10,156,982          10,145,449

Less accumulated depreciation           (4,663,072)         (4,493,382)
                                        __________          __________
                                       $ 5,493,910         $ 5,652,067
                                        ==========          ==========


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

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, "Accounting for the Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company expects to adopt this statement during 2002. Management believes that the adoption of SFAS 145 would not have an impact on the Company's consolidated financial statements as of March 31, 2002.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company has always produced a net loss in the First Quarter, the weakest quarter in the industry, and the First Quarter of 2002 was no exception. The Company made positive gains in gross profit as a percentage of sales during the First Quarter over the prior year. Management expects sales volumes to improve during the remainder of the year, particularly in states other than Oregon, continuing the increase in gross profit.

During the first quarter of 2002 the trend of higher depletions (wine sales) from distributor to the retail trade, continued. This helped the Company and its distributors sell through much of the excess inventories resulting from lower than expected depletions in the prior year. Management expects the higher depletions to equate to higher sales volumes during the remainder of the year, particularly in states other than Oregon.

Our products continued to receive numerous accolades during this first quarter. The Company's '99 Willamette Valley Vineyards Hoodview Vineyard Pinot Noir, and '01 Tualatin Estate Vineyards (TEV) Semi-sparkling Muscat received Gold Medals at the McMinnville Wine Classic. The Company's '99 Willamette Valley Vineyards Estate Vineyard Pinot Noir also received a Silver Medal at the McMinnville Wine Classic. At the Newport Seafood and Wine Festival, the '00 Founders Reserve Pinot Gris received a Gold Medal. At the Dallas Morning News National Wine Competition in Dallas, Texas, the Company's '00 Griffin Creek Viognier received a gold Medal, and '99 Griffin Creek Syrah received a Bronze Medal.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2002                2001
                                        __________          __________

Tasting Room sales & Rental Income     $   340,062         $   223,301
On-site and off-site festivals              45,826              50,170
In state sales                             540,008             614,686
Out of state sales                         367,878             633,356
Bulk wine /misc sales                            -             210,355
                                        __________          __________
Gross Revenue                            1,293,774           1,731,868

Less Excise Taxes                           36,134              44,235
                                        __________          __________
Net Revenues                           $ 1,257,640         $ 1,687,633
                                        ==========          ==========

Tasting room and retail sales, and rental income for the three months ending March 31, increased 52% to $340,062 in 2002 from $223,301 for the same period in 2001. Tasting room and retail sales increased during the first quarter of 2002 due in part to management's focus on retail performance, and the continued success of the Key Customer Service program.

On-site and off-site festival sales for the first quarter of 2002 decreased 9% to $45,826 from $50,170 over the first quarter of 2001. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, decreased 12% to $540,008 in the first quarter of 2002 from $614,686 in the first quarter of 2001. The decline was due to a 65% decrease in sales to one large retailer from $195,781 in 2001, to $68,281 in the first quarter of 2002. This sales decline was due to a harvest shortage of Riesling faced by the Company due to an unusual frost during the spring of 2000. With a very successful 2001 harvest, the Company is refocusing sales efforts on this customer in an attempt to regain the higher sales volumes of the prior year. Sales through the Company's independent sales force for the first quarter of 2002 increased 13% to $471,727 from $418,905 over the first quarter of 2001.

Out-of-state sales in the first quarter of 2002 decreased 42% to $367,878 from $633,354 in the first quarter of 2001. As a result of temporary loss of depletions and slower than expected sales during 2001, the Company had high inventory levels in its distribution houses that resulted in lower sales from the winery. The Company's distributors experienced higher depletions during the first quarter of 2002 and worked through much of their excess inventories.
 Management has begun engaging local professional wine brokers, paid on performance, to assist distributors with account placements, local sales programs, and continued increased depletions.

Excise taxes

The Company's excise taxes decreased in the first quarter of 2002 to $36,134 from $44,235 the same period in 2001. This was due in part to the increased sales of high margin products, and decreased case depletions of lower margin products in the first quarter of 2002, decreasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations increased to 53% in the first quarter of 2002 as compared to 47% in the first quarter of 2001. After adjusting for the sale of bulk Pinot Gris in the first quarter of 2001, the gross margin would have been 51% in the first quarter of 2001. The Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs. The Company was able to eliminate some of its problem inventory in 2001 by accepting lower margins and turning the inventory into cash. This helped bring inventory closer to what management considers a desirable operation level, and improved the gross margin for the first quarter of 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 10% to $643,977 in the first quarter of 2002 from $718,960 in the first quarter of 2001. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 51% in the first quarter of 2002 from 43% in the first quarter of 2001. The Company decreased its spending in the first quarter of 2002 in several categories. In the first quarter of 2002, the Company substantially reduced its fixed sales costs by eliminating the national sales manager position, thereby reducing sales payroll expenditures, and sales and marketing travel expenses.

Interest Income, Other Income and Expense

Interest income increased to $1,106 for the first quarter of 2002 from $1,030 for the first quarter of 2001. Interest expense decreased to $88,593 in the first quarter of 2002 from $125,966 in 2001. Interest costs were lower because the Company paid interest on a lower balance on its line of credit. Other income decreased to $6,246 for the first quarter 2002 from $6,403 for the first quarter of 2001.

Income Taxes

As in prior years, the Company experienced a net loss for the first three months in 2002. Therefore, no income tax expense was accrued.

Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital balance of $4.5 million and a current ratio of 2.3:1. At December 31, 2001, the Company had a working capital balance of $4.5 million and a current ratio of 2.2:1.

The Company had a cash balance of $185,192 at March 31, 2002.

At March 31, 2002, the line of credit balance was $1,500,000. On March 1, 2002, the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from March 1, 2002 to June 1, 2002. The Company is currently negotiating an agreement with another financial institution and management expects a final agreement to be in place in the near future. Management expects the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also expects the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage.

As of March 31, 2002, the Company had a total long-term debt balance of $3,362,942 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2001, the Company was in violation of 1 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants.

At March 31, 2002, the Company owed $813,356 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. As discussed above the Company is currently negotiating with a financial institution to refinance the existing line of credit. The Company is also negotiating the sale/leaseback for a parcel of Tualatin Estate, the sale of which would generate significant cash to meet the Company's liquidity requirements for the next 12 months. If the Company is unable to extend or refinance the Farm Credit Services debt with another institution and/or sell the real estate, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.

PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

(a) No Exhibits


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 15, 2002             By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 15, 2002             By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller