Form 10QSB
period 2002-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2002-08-20
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2002
4,469,444 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                        Balance Sheet
                                          June 30,          December 31,
                                            2002                2001
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   120,836         $   504,510
  Accounts receivable trade, net           397,814             746,678
  Inventories                            7,076,381           6,905,865
  Prepaid expenses and other
  current assets                            18,894              87,512
  Deferred income taxes                    146,054             146,054
                                        __________          __________
Total current assets                     7,759,979           8,390,619

Vineyard development cost, net           1,685,140           1,697,452
Inventories                                584,925             584,925
Property and equipment, net              5,345,290           5,652,067
Notes receivable                            68,273              77,378
Debt issuance costs, net                    61,334              64,910
Other assets                               246,990             205,884
                                        __________          __________
Total assets                           $15,751,931         $16,673,235
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,500,000         $ 1,352,500
  Current portion of long term debt        242,649             242,649
  Accounts payable                         723,329           1,002,501
  Accrued commissions and payroll           93,403             138,486
  Income taxes payable                      17,969              17,969
  Grapes payable                           561,823           1,136,487
                                        __________          __________
Total current liabilities                3,139,173           3,890,592

Long-term debt                           3,060,764           3,184,031
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                     73,298              60,392
Deferred gain                              437,219             449,711
Deferred income taxes                      209,968             209,968
                                        __________          __________
Total liabilities                        8,420,422           9,294,694
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,469,444 and 4,464,981
  shares issued and outstanding at June 30,
  2002 and December 31, 2001             7,155,163           7,142,647
Retained earnings                          176,346             235,894
                                        __________          __________
Total shareholders' equity               7,331,509           7,378,541
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,751,931         $16,673,235
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (unaudited)

                  Three months ended June 30,  Six months ended June 30,
                      2002          2001         2002          2001
                   __________    __________   __________    __________
Net Revenues
  Case Revenue    $ 1,341,378   $ 1,519,404  $ 2,599,018   $ 2,996,682
  Bulk Revenue         28,215             -       28,215       210,355
                   __________    __________   __________    __________
Total Revenue       1,369,593     1,519,404  $ 2,627,233     3,207,037

Cost of Sales
  Case                580,199       710,638    1,175,985     1,427,884
  Bulk                 28,405             -       28,405       180,316
                   __________    __________   __________    __________
Total Cost of Sales   608,604       710,638    1,204,390     1,608,200

Gross Margin          760,989       808,766    1,422,843     1,598,837

Selling, general and administrative
  expense             675,377       732,151    1,319,354     1,451,110
                   __________    __________   __________    __________
Net operating
  income               85,612        76,615      103,489       147,727

Other income (expense)
  Interest income       1,288         1,130        2,394         2,160
  Interest expense    (89,350)     (127,148)    (177,944)     (253,384)
  Other income          6,267         9,863       12,513        16,265
                   __________    __________   __________    __________
Net income (loss) before
  income taxes          3,817       (39,810)     (59,548)      (87,232)

Income tax                  -             -            -             -
                   __________    __________   __________    __________
Net income (loss)       3,817       (39,810)     (59,548)      (87,232)

Retained earnings beginning of
  period              172,529       129,627      235,894       177,049
                   __________    __________   __________    __________
Retained earnings
  end of period   $   176,346   $    89,817  $   176,346        89,817
                   ==========    ==========   ==========    ==========
Basic gain (loss) per
  common share    $       .00   $      (.01) $      (.01)  $      (.02)

Diluted gain (loss) per
  common share    $       .00   $      (.01) $      (.01)  $      (.02)

Weighted average number of
basic common shares
outstanding         4,469,444     4,356,981    4,468,110     4,281,981

The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Cash Flows
                            (unaudited)
                                            Six months ended June 30,
                                            2002                2001
                                        __________          __________

Cash flows from operating activities:
  Net loss                             $   (59,548)        $   (87,232)
Reconciliation of net loss to net cash (used
 for) provided by operating activities:
  Depreciation and amortization            379,265             352,651
  Stock issued for compensation              3,941               3,984
  Changes in assets and liabilities:
    Accounts receivable trade              348,864             (90,245)
    Inventories                           (170,516)            347,944
    Prepaid expenses and other
     current assets                         68,618             (66,566)
    Notes receivable                         9,105             (15,115)
    Other assets                             8,920             (26,259)
    Accounts payable                      (279,172)           (301,077)
    Accrued commissions and payroll costs  (45,083)            (38,575)
    Grape payables                        (574,664)           (347,395)
    Deferred rent liability                 12,906              14,379
    Deferred gain                          (12,492)            (12.792)
                                        __________          __________
Net cash used for operating activities    (309,856)           (265,998)
                                        __________          __________

Cash flow from investing activities
  Additions to property and equipment      (34,730)            (46,963)
  Vineyard development expenditures        (21,870)            (33,089)
  Investments                              (50,026)             (5,000)
                                        __________          __________
Net cash used by investing activities     (106,626)            (85,052)
                                        __________          __________

Cash flows from financing activities:
  Net increase (decrease) in line of
   credit balance                          147,500          (1,266,549)
  Proceeds from distributor obligation           -           1,500,000
  Proceeds from common stock issued
   and options exercised, net                8,575             159,000
  Repayments of long-term debt            (123,267)           (110,087)
                                        __________          __________
Net cash provided by financing activities   32,808             282,364
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (383,674)            (68,686)

Cash and cash equivalents:
  Beginning of period                      504,510             252,876
                                        __________          __________
  End of period                        $   120,836         $   184,190
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


2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:

                                          June 30,          December 31,
                                            2002                2001
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $   135,086         $   252,828
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,970,262           2,941,755
Finished goods (bottled wines            4,555,958           4,296,207
  and related products)                 __________          __________
                                       $ 7,661,306         $ 7,490,790

Less: amounts designated for distributor  (584,925)           (584,925)
                                        __________          __________

Current inventories                    $ 7,076,381         $ 6,905,865
                                        ==========          ==========




3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          June 30,          December 31,
                                            2002                2001
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   984,954         $   984,954
Winery building and hospitality center   4,561,118           4,561,118
Equipment                                4,634,107           4,599,377
                                        __________          __________
                                       $10,180,179         $10,145,449

Less accumulated depreciation           (4,834,889)         (4,493,382)
                                        __________          __________
                                       $ 5,345,290         $ 5,652,067
                                        ==========          ==========


4) SUBSEQUENT EVENTS:

None.

ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on Management's current expectations, estimates and projections about the Company's business, and on beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended in part to help identify such forward-looking statements. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: our ability to avoid a declaration of a default on our loan agreements, availability of additional financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

While the Company produced only a small profit for the Quarter, significant gains were made in fundamental aspects of its operations. Given the slower than expected sales of wines sold to out-of-state distributors and the high inventory balances they held at the end of 2001, management reduced fixed sales costs by eliminating the national sales manager position and his remote office, embarked on extensive distributor sales staff training in the field conducted principally by the CEO, and retained, in selected markets, local, professional wine brokers paid on case depletions made by the distributor to retail accounts.

In 2001, the Company entered into a national distribution agreement with one of the nation's largest wine distributors, the Charmer Sunbelt Group with the expectation of achieving significantly more product placements and resulting sales. A national sales manager was hired to implement this major distribution change, which increased sales costs for compensation, office expenses, travel and entertainment. At the beginning of 2001, the Company's previous distributors were terminated, older inventories they had held were returned to the winery for refund, and large orders of current vintages were shipped to the new distribution system. Due to a variety of factors, the new distribution houses were delayed in distributing the Company's wine and after beginning distribution were slower than expected in making placements. Management determined the slow response was due in part to the need for Company personnel to increase travel to each new distributor, provide training to their sales staffs and assist them in making product presentations and placements to their retail customers. In 2002 through July, the CEO has traveled to sixteen regional markets and with the assistance of winery staff will cover an additional eleven regional markets this year.

Depletions from the Company's distributors to their retail accounts increased 12% for the Second Quarter over the second quarter of last year, and increased 18% for the six months of 2002. The Company expects distributor orders to increase when their current inventories are drawn down by sales to their retail customers.

Improvements were also made in retail operations with increases in net contribution of 40% for the quarter, and the Company's In-state Self Distribution System with increases in net contribution of 29% for the quarter.

Management is planning to shrink wine inventories and its accompanying credit line requirements by reducing this year's crush, and to focus its production operations by reducing the number of products to those that contribute most to the reputation of its core brand and product, Willamette Valley Vineyards vintage pinot noir and the Company's earnings and sales growth.

RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2002          2001         2002          2001
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   382,516   $   314,239  $   722,579   $   537,290
On-site and off-site
 festivals             33,037        48,886       78,863        99,306
In state sales        579,255       595,234    1,119,263     1,209,921
Out of state sales    388,749       597,132      756,626     1,230,487
Bulk wine/
 Misc. sales           28,215        13,446       28,215       223,801
                   __________    __________   __________    __________
Total Revenue     $ 1,411,772   $ 1,568,937  $ 2,705,546   $ 3,300,805

Less Excise Taxes      42,179        49,533       78,313        93,768
                   __________    __________   __________    __________
Net Revenue       $ 1,369,593   $ 1,519,404  $ 2,627,233   $ 3,207,037
                   ==========    ==========   ==========    ==========

Tasting room sales, and rental income for the three months ending June 30, increased 22% to $382,516 in 2002 from $314,239 for the same period in 2001. For the first six months of 2002, sales increased 35% over the same period in 2001. Retail sales increased during the second quarter of 2002 due in part to the continued success of over-the-phone sales of the Preferred Customer Representatives who are solely responsible to contact and promote sale of wine to valued customers who have made significant purchases in the past, and in part to management's focus on higher margin retail sales.

On-site and off-site festival sales for the second quarter of 2002 decreased 32% to $33,037 from $48,886 over the second quarter of 2001. During the first half of 2002, sales in this category decreased 21% over the same period in 2001. This decrease is due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in Oregon, through the Company's independent sales force, decreased less than 1% to $517,726 in the second quarter of 2002 from $518,903 in the second quarter of 2001. The Company's direct instate sales to our largest customer decreased 19% to $61,529 from $76,331 in 2001. This decline was primarily a continued result of a price increase for Riesling in 2001, and the decline in sales to one large customer. The Company is continuing to work with this customer in an attempt to regain higher sales volumes.

Out-of-state sales in the second quarter of 2002 decreased 35% to $388,749 from $597,132 in the second quarter of 2001. As a continuing result of slower than expected sales during 2001, the Company's distributors continued to work through their excess inventories, producing slow sales from the winery. The Company has refocused sales efforts during the first six months of 2002 by engaging local professional wine brokers, who are paid on performance, to assist distributors with account placements, local sales programs, and continued increased depletions. Also, the Company has been facilitating and attending brand sales kickoff events at the distributors and working with local sales forces to improve brand knowledge and recognition.

Excise taxes

The Company's excise taxes decreased in the second quarter of 2002 to $42,179 from $49,533 the same period in 2001. For the first half 2002, excise taxes decreased to $78,313 from $93,768 for the same period in 2001. This was due in part to the decreased overall sales, and the continued increased sales of high margin products and decreased case depletions of lower margin products in the first half of 2002, decreasing overall sales volumes and taxes paid by volume.

Gross Profit

As a percentage of revenue, gross profit for the winery operations increased to 56% in the second quarter of 2002 as compared to 53% in the second quarter of 2001. This increase is a result of the higher sales of higher margin products like Pinot Noirs, and the lower costs of goods attributed to the very successful crush of 2001. The Company expects the gross margins in 2002 to be higher than in 2001 due to the Company's focus on, and improved distribution of, higher margin products, as well as the continued movement of the lower cost products of the 2001 vintage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $675,377 in the second quarter of 2002 from $732,151 in the second quarter of 2001. For the first half of 2002, selling, general and administrative expenses decreased 9% to $1,319,354 from $1,451,110 in the first half of 2001. The decrease was due in part to the elimination of the national sales manager position, as well as strong cost control efforts. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 49% in the second quarter of 2002 from 48% in the second quarter of 2001.

Interest Income, Other Income and Expense

Interest income increased to $1,288 for the second quarter of 2002 from $1,130 for the second quarter of 2001. Interest expense decreased to $89,350 in the second quarter of 2002 from $127,148 in 2001. Interest costs were lower because the Company paid lower interest rates on its line of credit, and because the company paid down half of its line of credit during 2001. Other income decreased to $6,267 for the second quarter of 2002 from $9,863 for the second quarter of 2001.

Income Taxes

The Company experienced a net loss for the first six months in 2001. No income tax benefit has been recorded.

Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital balance of $4.6 million and a current ratio of 2.5:1. At December 31, 2001, the Company had a working capital balance of $4.5 million and a current ratio of 2.2:1.

The Company had a cash balance of $120,836 at June 30, 2002 compared with $504,510 at December 31,2001. This decrease is due primarily to the pay down of accounts payable and grape payables.

At June 30, 2002, the line of credit balance was $1,500,000. On July 26, 2002, the Company obtained an extension of its line of credit from Farm Credit Services. This extended the maturity date of the line of credit from June 1, 2002 to September 1, 2002. The Company is currently negotiating an agreement with another financial institution and management expects a final agreement to be in place in the near future. Management expects the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also expects the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. If the Company is unable to refinance the debt with another institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.

As of June 30, 2002, the Company had a total long-term debt balance of $3,303,413 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2001, the Company was in violation of one of five of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants through December 31, 2002.

At June 30, 2001, the Company owed $561,823 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, "Accounting For Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. . The Company does not expect the provisions of SFAS 143 to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Statement did not have an impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In June 2001, the FASB issued SFAS 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2001. SFAS 142 requires companies to review annually or more frequently if impairment indicators arise. . The Company does not expect the provisions of SFAS 141 and SFAS 142 to have a material impact on its financial position or results of operations.


PART II.               OTHER INFORMATION

Item 1
               Exhibits and Reports on Form 8-K.

(a) No Exhibits

Item 5 - Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2002:

     - Income tax advisory services related to: income tax returns; acquisitions; and formation and liquidation of foreign subsidiaries


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

                 WILLAMETTE VALLEY VINEYARDS, INC.




Date:                         By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date:                          By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.


By:	 /s/ James W. Bernau
Name: James W. Bernau
Title:   Chief Executive Officer

I, Sean M. Cary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.


By:    /s/ Sean M. Cary
Name: Sean M. Cary
Title:   Controller