Form 10QSB
period 2002-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2002-11-14
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of September 30, 2002 4,469,444 shares, no par value

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

Item 3--Controls and Procedures

Part II - Other Information

Item 1--Exhibits and Reports of Form 8-K

Item 5--Other Information

Signatures







PART 1              FINANCIAL INFORMATION
ITEM 1
Financial Statements

                  WILLAMETTE VALLEY VINEYARDS
                        Balance Sheet
                                       September 30,       December 31,
                                            2002                2001
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   112,631         $   504,510
  Accounts receivable trade, net           447,144             746,678
  Inventories                            7,366,984           6,905,865
  Prepaid expenses and other
  current assets                             1,451              87,512
  Deferred income taxes                    146,054             146,054
                                        __________          __________
Total current assets                     8,074,264           8,390,619

Vineyard development cost, net           1,646,204           1,697,452
Inventories                                584,925             584,925
Property and equipment, net              5,187,151           5,652,067
Notes receivable                            69,403              77,378
Debt issuance costs, net                    59,546              64,910
Other assets                               242,732             205,884
                                        __________          __________
Total assets                           $15,864,225         $16,673,235
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
  Line of credit                       $ 1,500,000         $ 1,352,500
  Current portion of long term debt        242,649             242,649
  Accounts payable                         780,416           1,002,501
  Accrued commissions and payroll          135,848             138,486
  Income taxes payable                      17,969              17,969
  Grapes payable                           553,020           1,136,487
                                        __________          __________
Total current liabilities                3,229,902           3,890,592

Long-term debt                           3,000,715           3,184,031
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                     79,751              60,392
Deferred gain                              430,973             449,711
Deferred income taxes                      209,968             209,968
                                        __________          __________
Total liabilities                        8,451,309           9,294,694
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,469,444 and 4,464,981
  shares issued and outstanding at September 30,
  2002 and December 31, 2001             7,155,163           7,142,647
Retained earnings                          257,753             235,894
                                        __________          __________
Total shareholders' equity               7,412,916           7,378,541
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,864,225         $16,673,235
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Operations
                            (unaudited)

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2002          2001         2002          2001
                   __________    __________   __________    __________
Net Revenues
  Case Revenue    $ 1,511,502   $ 1,792,161  $ 4,110,832   $ 4,775,397
  Bulk Revenue              -       121,810       28,215       345,611
                   __________    __________   __________    __________
Total Revenue       1,511,502     1,913,971  $ 4,139,047     5,121,008

Cost of Sales
  Case                697,352       898,648    1,873,337     2,326,532
  Bulk                      -       116,783       28,405       297,099
                   __________    __________   __________    __________
Total Cost of Sales   697,352     1,015,431    1,901,742     2,623,631

Gross Margin          814,150       898,540    2,237,305     2,497,377

Selling, general and administrative
  expense             651,145       771,544    1,970,811     2,222,655
                   __________    __________   __________    __________
Net operating
  income              163,005       126,996      266,494       274,722

Other income (expense)
  Interest income       1,333         1,304        3,727         3,464
  Interest expense    (89,177)      (98,927)    (267,120)     (352,311)
  Other income          6,246         6,632       18,758        22,898
  Other expense                         (23)                       (23)
                   __________    __________   __________    __________
Net income (loss) before
  income taxes         81,407        35,982       21,859       (51,250)

Income tax                  -             -            -             -
                   __________    __________   __________    __________
Net income (loss)      81,407        35,982       21,859       (51,250)

Retained earnings beginning of
  period              176,346        89,817      235,894       177,049
                   __________    __________   __________    __________
Retained earnings
  end of period   $   257,753   $   125,799  $   257,753       125,799
                   ==========    ==========   ==========    ==========
Basic gain (loss) per
  common share    $       .02   $       .01  $       .01   $      (.01)

Diluted gain (loss) per
  common share    $       .02   $       .01  $       .01   $      (.01)

Weighted average number of
basic common shares
outstanding         4,469,444     4,516,257    4,468,560     4,323,968

Weighted average number of
diluted common shares
outstanding         4,469,444     4,623,359    4,473,457     4,323,968

The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                      Statement of Cash Flows
                            (unaudited)
                                         Nine months ended September 30,
                                            2002                2001
                                        __________          __________

Cash flows from operating activities:
  Net income (loss)                    $    21,859         $   (51,250)
Reconciliation of net loss to net cash (used
 for) provided by operating activities:
  Depreciation and amortization            572,045             549,310
  Stock issued for compensation              3,941               3,984
  Changes in assets and liabilities:
    Accounts receivable trade              299,534            (333,217)
    Inventories                           (461,119)            316,114
    Prepaid expenses and other
     current assets                         86,061             (60,997)
    Notes receivable                         7,975             (15,262)
    Other assets                            13,380             (20,888)
    Accounts payable                      (222,085)            (53,604)
    Accrued commissions and payroll costs   (2,638)             11,359
    Grape payables                        (583,467)           (373,501)
    Deferred rent liability                 19,359              21,569
    Deferred gain                          (18,738)            (18.738)
                                        __________          __________
Net cash used for operating activities    (263,893)            (25,121)
                                        __________          __________

Cash flow from investing activities
  Additions to property and equipment      (50,517)           (243,385)
  Vineyard development expenditures              -             (34,424)
  Investments                              (50,228)             (5,000)
                                        __________          __________
Net cash used by investing activities     (100,745)           (282,809)
                                        __________          __________

Cash flows from financing activities:
  Net increase (decrease) in line of
   credit balance                          147,500          (1,266,549)
  Proceeds from distributor obligation           -           1,500,000
  Debt issuance costs                                          (16,637)
  Proceeds from common stock issued
   and options exercised, net                8,575             318,000
  Repayments of long-term debt            (183,316)           (132,402)
                                        __________          __________
Net cash (used) provided by
 financing activities                      (27,241)            402,412
                                        __________          __________
Net (decrease) increase in
 cash and cash equivalents                (391,879)             94,482

Cash and cash equivalents:
  Beginning of period                      504,510             252,876
                                        __________          __________
  End of period                        $   112,631         $   347,358
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


2) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:

                                       September 30,        December 31,
                                            2002                2001
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    19,579         $   252,828
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,044,302           2,941,755
Finished goods (bottled wines            5,888,028           4,296,207
  and related products)                 __________          __________
                                       $ 7,951,909         $ 7,490,790

Less: amounts designated for distributor  (584,925)           (584,925)
                                        __________          __________

Current inventories                    $ 7,366,984         $ 6,905,865
                                        ==========          ==========




3) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                       September 30,       December 31,
                                            2002                2001
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   984,954         $   984,954
Winery building and hospitality center   4,567,076           4,561,118
Equipment                                4,643,936           4,599,377
                                        __________          __________
                                       $10,195,966         $10,145,449

Less accumulated depreciation           (5,008,815)         (4,493,382)
                                        __________          __________
                                       $ 5,187,151         $ 5,652,067
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


Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

The Company produced its second consecutive profitable quarter, following negative First Quarter results and a profitable 2001 calendar year. The Third Quarter gains were sufficient to erase the losses incurred in the First Quarter, which has traditionally been the weakest financial period for the Company and wine industry as a whole.

The 2002 Third Quarter produced stronger net profits, rising one hundred twenty six percent as compared to the previous year, even though sales to the Company's largest out-of-state distribution network were down significantly. These positive results came from the sale of higher margin products resulting in the gross margin rising from 47 percent to 54 percent, and a 16 percent reduction in selling, general, and administrative expenses as compared with the Third Quarter of the previous year. These higher product margins are the result of fixed production costs being spread over the larger than expected 2001 harvest.

The largest single factor in lower sales revenues was decreased out-of-state sales to distributors, with the second being no bulk wine sales were made in the Third Quarter. Due to high inventories of bulk wine in the industry generally, the Company has to date been unsuccessful marketing bulk wines as it had in the Third Quarter of the previous year.

In 2001, the Company entered into a national distribution agreement with one of the nation's largest wine distributors, the Charmer Sunbelt Group, with the expectation of achieving significantly more product placements and resulting sales. Large amounts of wine inventory were sold into this distribution network in 2001, much of which is still being sold into the retail trade. Due to the slower than expected implementation of distribution and slower than expected sales, the management does not expect sales to rise to the Charmer Sunbelt network until their inventories have been sold down. Our CEO and staff have traveled to out-of-state markets twenty nine times this year making account sales calls and presentations to distributor sales forces to increase distributor sales to their customers.

Depletions from the Company's distributors to their retail accounts increased sixteen percent for the Third Quarter over the previous year, same period and twelve percent for the nine-month period.

Management reduced the 2002 crush to 1,091 tons down from the record 1,856 tons the previous year, in order to reduce inventories and the need for additional borrowing to finance new inventory.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2002          2001         2002          2001
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   410,659   $   406,326  $ 1,133,550   $   943,616
On-site and off-site
 festivals             46,161        50,868      125,023       150,174
In state sales        617,156       645,963    1,736,419     1,855,883
Out of state sales    490,438       741,703    1,247,064     1,972,191
Bulk wine/
 Misc. sales                -       121,810       28,215       345,611
                   __________    __________   __________    __________
Total Revenue     $ 1,564,414   $ 1,966,670  $ 4,270,271   $ 5,267,475

Less Excise Taxes      52,912        52,699      131,224       146,467
                   __________    __________   __________    __________
Net Revenue       $ 1,511,502   $ 1,913,971  $ 4,139,047   $ 5,121,008
                   ==========    ==========   ==========    ==========

Tasting room sales, and rental income for the three months ending September 30, increased 1% to $410,659 in 2002 from $406,326 for the same period in 2001. For the first nine months of 2002, sales increased 20% over the same period in 2001. Retail sales increased during the third quarter of 2002 due in part to the continued success of management's focus on higher margin retail sales.

On-site and off-site festival sales for the third quarter of 2002 decreased 10% to $46,161 from $50,868 over the third quarter of 2001. During the first nine months of 2002, sales in this category decreased 17% over the same period in 2001. This decrease is due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in Oregon, through the Company's independent sales force, decreased 8% to $529,330 in the third quarter of 2002 from $577,957 in the third quarter of 2001. The Company's direct instate sales to our largest customer increased 29% to $87,826 from $68,006 in 2001. The Company is continuing to work with this customer in an attempt to regain historical higher sales volumes.

Out-of-state sales in the third quarter of 2002 decreased 34% to $490,438 from $741,703 in the third quarter of 2001. As a continuing result of slower than expected sales during 2001, the Company's distributors continued to work through their excess inventories, producing slow sales from the winery. The Company has refocused sales efforts during the first nine months of 2002 by engaging local professional wine brokers, who are paid on performance, to assist distributors with account placements, local sales programs, and continued increased depletions. Also, the Company has been facilitating and attending brand sales kickoff events at the distributors and working with local sales forces to improve brand knowledge and recognition.

Excise taxes

The Company's excise taxes increased slightly in the third quarter of 2002 to $52,912 from $52,699 in the same period in 2001. For the nine months of 2002, excise taxes decreased to $131,224 from $146,467 for the same period in 2001. This was due in part to the decreased overall sales, and the continued increased sales of high margin products and decreased case depletions of lower margin products in the first nine months of 2002, decreasing overall sales volumes and taxes which are paid based on volume.

Gross Profit

As a percentage of revenue, gross profit for the winery operations increased to 54% in the third quarter of 2002 as compared to 47% in the third quarter of 2001. This increase is a result of the higher sales of higher margin products like Pinot Noirs, and the lower costs of goods attributed to the very successful crush of 2001, as well as the lack of low margin bulk sales in 2002. The Company expects the gross margins in 2002 to be higher than in 2001 due to the Company's focus on, and improved distribution of, higher margin products, as well as the continued movement of the lower cost products of the 2001 vintage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16% to $651,145 in the third quarter of 2002 from $771,544 in the third quarter of 2001. For the first nine months of 2002, selling, general and administrative expenses decreased 11% to $1,970,811 from $2,222,655 in the first nine months of 2001. The decrease was due in part to the elimination of the national sales manager position, as well as strong cost control efforts. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 43% in the third quarter of 2002 from 40% in the third quarter of 2001.

Interest Income, Other Income and Expense

Interest income increased to $1,333 for the third quarter of 2002 from $1,304 for the third quarter of 2001. Interest expense decreased to $89,177 in the third quarter of 2002 from $98,927 in 2001. Interest costs were lower because the Company paid lower interest rates on its line of credit. Other income decreased to $6,246 for the third quarter of 2002 from $6,632 for the third quarter of 2001.

Income Taxes

No income tax expense has been recorded due to the utilization of net operating loss carry forwards.

Liquidity and Capital Resources

At September 30, 2002, the Company had a working capital balance of $4.8 million and a current ratio of 2.5:1. At December 31, 2001, the Company had a working capital balance of $4.5 million and a current ratio of 2.2:1.

The Company had a cash balance of $112,631 at September 30, 2002 compared with $504,510 at December 31,2001. This decrease is due primarily to the pay down of accounts payable and grape payables.

At September 30, 2002, the line of credit balance was $1,500,000. On October 31, 2002, the Company obtained an extension of the maturity date of its line of credit from Northwest Farm Credit Services from September 1, 2002 to December 1, 2002. The Company is currently negotiating an agreement with another financial institution and management anticipates a final agreement to be in place in the near future. Management anticipates the financing agreement to provide for maximum borrowings of $2,700,000 with an interest rate of the bank's prime plus .8 percent. Management also anticipates the agreement to include, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. If the Company is unable to refinance the debt with another institution, the Company may be unable to continue its normal operations, except to the extent permitted by Northwest Farm Credit Services.

As of September 30, 2002, the Company had a total long-term debt balance of $3,243,364 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2001, the Company was in violation of one of five of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for these covenants through December 31, 2002.

At September 30, 2002, the Company owed $553,020 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

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

In June 2001, the FASB issued SFAS 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2001. SFAS 142 requires companies to review annually or more frequently if impairment indicators arise. The Company does not expect the provisions of SFAS 141 and SFAS 142 to have an impact on its financial position or results of operations.

ITEM 3

Controls and Procedures

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

b) There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.               OTHER INFORMATION
ITEM 1
Exhibits and Reports on Form 8-K.

(a) No Exhibits

ITEM 5
Other Information

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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: November 14, 2002        By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: November 14, 2002        By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:	 /s/ James W. Bernau
Name: James W. Bernau
Title:   Chief Executive Officer

I, Sean M. Cary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:    /s/ Sean M. Cary
Name: Sean M. Cary
Title:   Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Willamette Valley Vineyards Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James W. Bernau
    James W. Bernau
    Chief Executive Officer



I, Sean M. Cary, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Willamette Valley Vineyards Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sean M. Cary
    Sean M. Cary
    Chief Financial Officer