Form 10KSB
period 2002-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2003-04-16
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                    Commission File No


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

                                      As of December 31, 2002

Issuer's revenues for its most recent fiscal year:    $5,989,456

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $6,704,166

Number of shares of Common Stock outstanding:      4,469,444

Transitional Small Business Disclosure Format:     YES [ ] No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE





ITEM 1.     DESCRIPTION OF BUSINESS

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines
(i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was original ly established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983 .. The Company's wines are made from grapes grown at its vineyard (the "Vineyard") and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. The Company's Vineyard and Winery are located on
75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.

The Company owns 146 acres of vineyard land, fifty acres of planted vineyards-42 acres producing and 8 acres in development at the Turner site. In April 1997, the Company acquired 100 percent of the outstanding stock of Tualatin Vineyards, Inc. (TVI), adding 83 acres of producing vineyard, 60 additional plantable acres and an additional 20,000 cases of winemaking capacity. The purchase price paid by the Company to the Tualatin Vineyards' shareholders in exchange for their shares was $1,824,000 plus Tualatin Vineyards' current assets minus TVI's current and long-term liabilities as reflected in its balance sheet dated April 15, 1997. The Company paid 35 percent of the purchase price in the form of cash with the balance paid through the issuance of shares of the Company's common stock at an agreed price per share. The final purchase price was $1,988,601.

In December 1999, the Company sold one parcel of three parcels offered for sale at its Tualatin Estate Vineyard. The Company entered into an agreement with the new owners to lease back the land for growing grapes for use in the Company's Estate bottling program. The final purchase price paid was $1,500,000 for the 80-acre parcel. The lease is for twenty years with three 5-year renewals at the Company's option. The Company continues to offer the two remaining properties and equipment on the same type of sale/leaseback arrangement. One parcel contains 75 acres priced at $808,700 and the last parcel, which contains the Tualatin Estate winery plus 115 acres, is priced at $1,825,000.

The Company also leases O'Connor Vineyards on a ten-year contract adding an additional 59 producing acres. All of these vineyards are within the Willamette Valley Appellation.


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship and its largest selling varietal in 2002, from $15 to $60 per bottle; Chardonnay, from $14 to $25 per bottle; Pinot gris, $14 per bottle; Riesling and Oregon Blossom (blush blend), $9 per bottle. The Company's mission for this brand is to become the premier producer of Pinot noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $9 per bottle, under a "Made in Oregon Cellars" label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship, $28 per bottle; Chardonnay, $14 per bottle; Semi-Sparkling Muscat, $15 per bottle; Late Harvest Gewurztraminer, $20 per bottle; and Pinot blanc, $14 per bottle. The Company's mission for this brand is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

In November 1998, the Company released a new label under the Griffin Creek brand name, which the Company owns. This represents a joint effort between the Company and Quail Run Vineyards to develop a new brand of wines from the Southern Oregon growing region. Currently, the Company has several varieties under this label: Merlot, the brand's flagship, $35 per bottle; Syrah, $35 per bottle; Cabernet Sauvignon, $40 per bottle; Cabernet Franc, $35 per bottle;
The Griffin (a Bordeaux blend), $70 per bottle; Pinot gris, $18 per bottle; Chardonnay, $30 per bottle; Viognier, $30 per bottle; and Pinot noir, $27 per bottle. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.


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

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 2002, there were over 170 commercial wineries licensed in Oregon and over 12,100 acres of wine grape vineyards, 9,400 acres of which are currently producing. Total production of Oregon wines in 2002 is estimated to be approximately 1,317,567 cases. Oregon's entire 2002 production would have an estimated retail value of approximately $197.6 million, assuming a retail price of $150 per case, and a FOB value of approximately one-half of the retail value, or $98.8 million.

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

Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year's wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2002, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site.
Since the third quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the O'Connor Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the O'Connor vineyard will not be at the expense of the Company, because under the terms of the lease, it would be the responsibility of the landowner.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 40 acres producing which includes 17 acres of Pinot noir and 6 acres of Riesling grape vines planted in 1985, which were grafted to Pinot noir in 1999. The Company planted 8 acres of Pinot gris vines in May 1992 and 6 acres of Chardonnay vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay and Pinot gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

Beginning in 1997, The Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa California where winemakers believe the variety adopted to the warmer climate over the many years it was grown there.

These new French clones are called "Dijon clones" after the University in Burgundy who assisted in their selection and shipment to a US government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new clones are numbered 113, 114, 115, 667 and
777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been graphed onto 8 acres of self rooted, non disease resistant vines at the Company's Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot noir into Oregon also arranged by the University of Dijon, which were planted at the Company's Estate Vineyard on disease resistant rootstock.


The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December 1999) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot noir, which is the Company's flagship varietal. All of the new planting will be available to harvest in the next two to three years.

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards (59 acres) located near Salem to manage and obtain the supply of grapes from O'Connor Vineyards.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate.

The Company now controls 280 acres of vineyard land. At full production, these vineyards should enable the Company to grow approximately 50% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

Grape Supply. In 2002, the Company's 40 acres of producing estate vineyard yielded approximately 184 tons of grapes for the Winery's twelfth crush. Tualatin Vineyards produced 473 tons of grapes in 2002. O'Connor Vineyards produced 125 tons of grapes in 2002. In 2002, the Company purchased an additional 309 tons of grapes from other growers. The Winery's 2002 total wine production was 261,675 gallons (110,063 cases) from its 2001 crush. The Company expects to produce 168,600 gallons in 2003 (70,915 cases) from its 2002 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See "CERTAIN TRANSACTIONS."

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


Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 2002, the Winery produced 261,675 gallons (110,063 cases) from its 2001 crush. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility was converted to barrel storage in 1998 in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

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

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $3,021,376 at December 31, 2002 and $3,228,749 at December 31, 2001. The mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012.
After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,340,140 on December 31, 2002. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $681,236 on December 31, 2002, after the Company made an additional payment of approximately $471,000 in December 1999. The additional payment was made as a result of the Company selling a parcel of the Tualatin Valley property under a sale-leaseback agreement.

Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

Tons of
Grapes      Production                            Cases
Crush Year   Crushed        Year                 Produced

1989          203
1990          206           1990                  13,200
1991          340           1991                  13,400
1992          565           1992                  22,100
1993          633           1993                  38,237
1994          590           1994                  41,145
1995          885           1995                  40,411
1996         1290           1996                  53,693
1997         1426           1997                  91,793
1998         1109           1998                  77,064
1999         1383           1999                  81,068
2000         1223           2000                  98,936
2001         1859           2001                  85,554
2002         1091           2002                 110,063

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2002, direct sales make up approximately 28% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who market the Company's wine exclusively, take wine orders and make deliveries on a commission-only basis, currently carry out the self-distribution program. Company provided trucks and delivery drivers support a few of these sales representatives. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,000 restaurant and retail accounts established as of December 31, 2002. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 2002, approximately 42% of the Company's net revenues were attributable to self-distribution.

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

Tourists. Oregon wineries are experiencing an increase in on-site visits by consumers. In California, visiting wineries is a very popular leisure time activity. Napa Valley is one of California's largest tourist attractions with over 3.4 million visitors in 2001. Wineries in Washington are also experiencing strong interest from tourists. Chateau Ste. Michelle, located near Woodinville, Washington, attracts approximately 200,000 visitors per year.

The Winery is located less than one mile from The Enchanted Forest, a gingerbread village/forest theme park that, in 2002, was Oregon's twentieth most visited tourist attraction. The Enchanted Forest, which operates from March 15 to September 30 each year, attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery. More importantly, the Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors.

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


Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax; payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business. The Company estimates that its costs of compliance with federal and state environmental laws is $3,000 per year.

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


Employees

As of December 31, 2002 the Company had 38 full-time employees and 22 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company continues to believe it maintains positive relations with its employees.

Additional Information

The Company files quarterly and annual reports with the Securities and Exchange Commission. The public may read and copy any material that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As the Company is an electronic filer, filings may be obtained via the SEC website at (www.sec.gov.). Also visit the Company's website (www.wvv.com) for links to stock position and pricing.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2002.

5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "WVVI." As of December 31, 2002, there were 3,110 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/02       6/30/02       9/30/02         12/31/02
High        $1.94          $1.84         $1.60           $1.77
Low         $1.51          $1.10         $1.18           $1.00

Quarter Ended

           3/31/01       6/30/01       9/30/01         12/31/01
High        $1.75          $2.40         $2.30           $2.30
Low         $1.44          $1.19         $1.80           $1.61

The Company has not paid any dividends on the Common Stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future. The Company intends to use its earnings to grow the distribution of its brands, improve quality and reduce debt. The Management does not intend to use earnings to pay dividends and if it chooses to recommend to the Board it approve such an action, management would first seek approval of it lender providing the credit facility.


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




CRITICAL ACCOUNTING POLICIES

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

The Company's principal sources of revenue are derived from sales and distribution of wine. Revenue is recognized from wine sales at the time of shipment and passage of title. Our payment arrangements with customers provide primarily 30 day terms and, to a limited extent, 60, 90 or 120 day terms. Shipping and handling costs are included in general and administrative expenses.

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

OVERVIEW


RESULTS OF OPERATIONS

The Company's net income is primarily a result of increased gross margins from the sale of wines that have lower production costs. Under the Company's costing procedures, wines prior to bottling accumulate cost from production expenses and depreciation until they are bottled. The wines made from the large crush of 2001 had a lower per unit cost due to the cost spreading of this higher volume. Since the Company intends to reduce production volumes to reduce bottled wine inventories, per unit production costs will increase in the future, reducing gross margins and net income per case sold. Management expects to adjust to these higher per unit costs by reducing to the extent advisable production costs and increasing sales efforts.

By itself, the reduction in gross revenues from $7,030,791 in 2001 to $5,989,456 in 2002 can be misleading. Depletions of wine through the Company's independent sales force directly to retail licensees and from the Company's distributors to their customers actually increased in 2002, 3% and 20% respectively. The primary reason for the reduction in gross sales in 2002 compared to 2001 was that in 2001 the Company's leading network of distributors acquired a substantial amount of wine, which was held in their inventory and sold in 2002. This network of distributors alone acquired $769,925 less in wine in 2002 compared with 2001. At the same time this distributor network increased its sales to the networks customers by 47% in 2002. We expect that these distributors will purchase more wine from the Company in 2003 because of the substantial depletion in their inventories in 2002.

The large 2001 crop harvested throughout Oregon created an over-supply of bulk wine that negatively affected Company bulk wine sales in 2002. These sales have historically been made to reduce low demand, lesser quality wine inventories and were priced to recover costs rather than serve as an integral part of a profit-making endeavor. The Company has reduced production volumes and anticipates little need to sell bulk wines in the future.

The Company reduced its sales expense by relying principally upon the CEO, who traveled to 26 out-of-state markets during 2002 making sales presentations to distributor sales forces and directly to retail licensees.

In 2002, the Retail and Oregon Wholesale (Self-distribution) Departments showed increases in net profit contribution, after direct departmental expenses, of 36% and 12%, respectively, from the previous year. The FOB (out-of-state) Distributor Sales Department showed a decline of 20% due to the lower sales to the Company's largest distributor network.

Management is planning to reduce wine inventories and its accompanying credit line requirements by reducing the 2003 and 2004 crush volumes from historic highs and focus its production operations by reducing the number of products to those that most contribute to the reputation of its core brand and product, Willamette Valley Vineyards vintage Pinot noir and the Company's earnings and sales growth.

The Company is increasing its representation of brands other than its own through its Oregon sales force. This distribution enterprise is called Bacchus Fine Wines and is led by a new General Sales Manager who has successful experience in managing a wine marketing and sales force. The Company expects to increase its inventories of these wines, which will place additional demands on the use of cash. The Company is protecting the loyalty and focus of its sales force by limiting representation of only Oregon brands the Company owns and out-of-state brands which fill other product needs of retail licensees the Company does not produce. The Company is engaging in this strategy to provide more value to its retail licensees, improve sales management and representation and increase profits.


Wine Quality

The Company's wine ratings are among the highest given to Oregon produced wines. By focusing on expanding vineyard plantings at Tualatin Estate over the last several years, the Company has greatly enhanced control over producing high quality fruit in that unique microclimate.

Plantings of the new French Pinot noir clones (113, 114, 115, 667 & 777) on selected resistant rootstock have accelerated ripening and improved flavor attributes. The Company now has 55 acres of young, closely spaced Pinot noir vines, including these new clones on computer controlled drip irrigation at the Forest Grove vineyard, and 8 acres of 667 & 777 clones on self-rooted, grafted vines at the Turner vineyard. The management believes this investment will begin to be realized as these vines mature and their fruit find there way into the market through the distribution of Willamette Valley Vineyards Pinot noir. The Tualatin Estate Pinot noir is made from a small, designated block of 25-year-old Pommard clone vines and a designated block in the new French clone planting.

As noted below, the following publications review wines according to the testing procedures described.

WINE SPECTATOR
The Wine Spectator is one of the most popular magazines for wine connoisseurs. It is a monthly magazine with thorough reports on wineries, restaurants and travel, along with a highly reputable wine rating system. The wine writers are among the most experienced and knowledgeable and their goals are to cover every aspect of wine, from buying to tasting, with descriptions of different varietals and wine-growing regions.
Their wine rating system is as follows:
95-100: Classic
90-94: Outstanding
85-89: Very good
80-84: Good
70-79: Average
Below 70: Below Average

WINE ENTHUSIAST
As the fastest growing wine publication in the world today, Wine Enthusiast's mission is to promote the wine "lifestyle" and to educate its readers on how to buy, taste, and appreciate wine. It is also a catalog, which sells anything related to wine, from cellars to cork screws. They provide and in-depth wine descriptions and a reputable rating scale. Within their rating system, they note their "Best Buys", which incorporates both price and taste, to ensure the best value. Both wine novices and experience connoisseurs enjoy and respect this monthly publication.
Rating system:
96-100: Classic, Highest Recommendation
90-95: Superb, Highly Recommended
85-89: Very good, Recommended
There are over 100,000 paid subscriptions to Wine Enthusiast today.

BEVERAGE TESTING INSTITUTE
This is a journal strictly for wine ratings. They have a very technical rating system and numerous tasters are involved in one score. First they start with a 4-point scale:
1) <80: Not recommended (self-explanatory)
2) 80-84: Recommended (sound, commercial)
3) 85-89: Highly recommended (very good)
4) 90+: Potentially outstanding

All wines given a 4 are reviewed again and rated on the following scale:
88-89: Very good, but not outstanding
90-92: Excellent, a wine of distinction
93-95: Outstanding, short of world class
96-100: World-class, unparalleled

The ratings are designed to depict the general quality of the wines, considering color, ageability, and intensity. All tastings are blind and the reviews are published bimonthly.

THE VINE
The Vine is the world's leading independent wine magazine. Written out of London, England, author Clive Coates was a wine executive for 20 years before becoming an author and winning awards including Wine Writer of the Year. He as written for nearly all major wine publications and wine books, which are considered "classics". The Vine concentrates on fine wines only and is written from personal tasting experience. Coates focuses on many aspects of wine, such as when to buy and consume, and tasting comparisons. He rates wines from 1 to 20, 20 being a perfect score:
14 - Average
15 - Good
16 - Very Good
17.5 - A fine one
18 and up - Grande Annee

Please note the following list of some of the Company's wines that are currently in distribution:

Willamette Valley Vineyards

Red Wines
1996 Signature Cuvee Pinot Noir           #1 out of 57 rated Oregon Pinots -
                                             The Vine

1998 Signature Cuvee Pinot Noir           93 points, Top 100 - Wine Enthusiast

1999 Estate Vineyard Pinot Noir           92 points - Beverage Tasting
                                             Institute
                                          Top 10 out of 76 rated Oregon Pinots
                                             - The Vine

1998 O'Connor Vineyard Pinot Noir         91 points - Wine Enthusiast

1998 Freedom Hill Vineyard Pinot Noir     91 points - Wine Enthusiast

1999 Signature Cuvee Pinot Noir           91 points, Cellar Selection - Wine
                                             Enthusiast

1998 Karina Vineyard Pinot Noir           90 points - Wine Spectator

1999 Karina Vineyard Pinot Noir           90 points - Wine Enthusiast

1998 Hoodview Vineyard Pinot Noir         90 points - Wine Spectator
                                          Top 3 out of 83 rated Oregon Pinots
                                             - The Vine

1999 Hoodview Vineyard Pinot Noir         90 points - Wine Spectator

1998 Estate Vineyard Pinot Noir           89 points - Wine Spectator

2000 Whole Cluster Pinot Noir             87 points & Best in Market - Wine
                                             Spectator

2001 Whole Cluster Pinot Noir             87 points & Best Buy - Wine
                                             Enthusiast

White Wines
1998 Estate Vineyard Chardonnay           90 points - Wine Spectator

2000 Founders' Reserve Pinot Gris         88 points - Wine Enthusiast

2000 Pinot Gris                           87 points, Best in Market - Wine
                                             Spectator

2001 Pinot Gris                           87 points - Wine Spectator


Tualatin Estate Vineyards

Red Wines
1999 Pinot Noir                           88 points - Wine Enthusiast
                                          Top 10 out of 76 rated Oregon Pinots
                                             - The Vine
White Wines
1999 Late Harvest Gewurztraminer          91 points - Wine Spectator

2000 Late Harvest Gewurztraminer          88 points - Wine Spectator

1999 Pinot Blanc                          88 points, Best Buy - Wine
                                             Enthusiast

1998 Chardonnay                           87 points - Wine Spectator


Griffin Creek

Red Wines
1996 Merlot                               91 points - Wine Spectator

1997 Merlot                               91 points - Beverage Tasting
                                             Institute

1999 Merlot                               90 points - Wine Spectator

1998 Merlot                               89 points - Wine Spectator

1999 Cabernet Sauvignon                   89 points - Wine Spectator

1999 Pinot Noir                           88 points - Wine Spectator


Sales

Finished wine revenues decreased 11% in 2002 from the previous year. Unit sales decreased 5% from the previous year. Case sales from the Winery decreased from 80,229 in 2001 to 75,840 in 2002. The decrease in case depletions is due to Management's success in reducing low demand white wine inventories in 2000 and early 2001 resulting from long-term grape contracts in prior years, and the sale of higher margin products. The Company's distributors experienced a collective increase of 20% in sales of Company products to their retail customers in 2002. This helped the distributors sell through the substantial volume of wines they acquired in 2001, reducing the amount of wines held in their inventory to be sold in 2003. We expect higher cases sales to the distributors in 2003 because of the depletion in their inventories. Sales expenses decreased $94,417 (19%) due to the restructuring of the sales organization, and focusing on in-market sales efforts, with the prospect of achieving higher average margins on sales over time. In the past, long-term grape contracts caused the Company to incur high costs for lower demand white wines. These contracts expired at the end of 2000. As the Company sells through the remainder of these wines in bulk or as finished case goods, they will reduce average gross margins.

Wine Inventory

The Company has a substantial inventory of '99, '00, '01 and '02 vintage super premium, and ultra premium wines like Vintage Pinot noir, Single Vineyard Designated Pinot noirs, and Griffin Creek Bordeaux and Rhone varietals. Total finished wine inventory increased to 133,369 cases in 2002 from 99,146 the previous year due to the decrease in case sales from the winery, and the building of inventory items not released until later years.
We expect to see this trend of increasing inventories to level off, or perhaps slightly decline in 2003. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2003. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2002 Quarter Ended  Fiscal 2001 Quarter Ended
                     (in thousands)          (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $340  $383  $411   $432  $224  $314  $406   $465
On-site and off-site
festivals         46    33    46     19    50    49    51     56
In-state sales   540   579   617    879   620   597   646    804
Bulk/Grape sales   -    28     -      2   210    13   122      8
Out-of-state
sales            368   389   490    578   628   586   742    640
Total winery
revenues       1,294 1,412 1,564  1,910 1,732 1,559 1,967  1,973


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2002        2001        2000
Tasting room and retail sales     $1,566      $1,409       $ 938
On-site and off-site festivals       144         206         450
In-state sales                     2,615       2,667       2,899
Bulk /Grape Sales                     30         353         263
Out-of-state sales                 1,825       2,596       2,405
Revenues from winery operations   $6,180      $7,231      $6,955

Less Excise Taxes                    191         200         238

Net  Revenue                      $5,989      $7,031      $6,717

2002 Compared to 2001.

Tasting room sales for the year ended December 31, 2002 increased 11% to $1,566,349 from $1,408,955 for the same period in 2001. In 2000, telephone and mail order sales were part of the on-site and off-site festivals category, in 2001 and 2002 they are accounted for in the tasting room and retail sales category. The Company experienced a decrease in revenue during 2002 in on-site and off-site festivals revenue of $143,887 over $206,187 in the same period in 2001. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales. Telephone and mail order sales for the year ended December 31, 2002 increased 13% to $398,360 from $353,210 for the same period in 2001. By offering higher quality wines in the tasting room and discontinuing events with low net returns, the net contribution, after direct departmental expenses, from the Retail Department increased by $131,963 in 2002, an improvement of over 36%. The focus on telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing profit contribution by the retail department.


Wholesale sales in the state of Oregon for the year ended December 31, 2002, through the Company's independent sales force and through direct sales from the winery, decreased 2% to $2,615,018 from $2,666,883 for the same period in 2001. Large chain retailers dominate Oregon's retail wine environment.
For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $343,876 in 2002, down from $452,652 in 2001. This sales decline was due to a change in the product mix sold in the retailer starting in 2001, due to an unusual frost during the spring of 2000, the 2000 Riesling harvest was very small, which resulted in a shortage of Riesling to sell at high volumes through this retailer. Once the Company lost the placement in the retailer, the Company focused on the placement of other varieties in an attempt to regain the higher sales volumes of the prior years. This change has resulted in declining gross sales but improved margins, and the Company plans to continue to focus on the retailer in order to improve sales. The slight decline in sales for 2002 was offset by the decrease in the cost of goods sold, resulting in an increased net contribution, after direct expenses, from the In-state Self Distribution Department of $74,067, an increase of over 12%.

Out-of-state sales for the year ended December 31, 2002, decreased 30% to $1,825,501 from $2,595,426 for the same period in 2001. The Pinot noir variety led sales in 2002. Lower sales produced a decrease in the net contribution of $157,815 from the FOB Department, a decrease of 20% from the prior year.

The Company contracted in early 1997 on a long-term basis for more grapes than needed to meet the Company's then current sales forecasts. The Company subsequently reduced its sales forecasts but had already committed to acquiring the grapes. The Company sold some of its own grapes and some of its contracted grapes for $465,030 in 1997, $454,281 in 1998, $22,000 in
1999, $18,526 in 2000, and $13,628 in 2001. These long-term grape contracts expired at the end of 2000. What the Company couldn't sell as grapes was produced as bulk wine. In 2002, the Company's bulk wine sales totaled $30,026, and bulk wine costs totaled $28,405. The only remaining wine grape production that exceeds sales plans is Chardonnay from the leased O'Connor Vineyard and the purchased Tualatin Vineyard. The significance of this imbalance between fruit and sales forecasts is now reduced to approximately 1,500 cases of Chardonnay, annually because the Company removed approximately
6.5 acres of Chardonnay from the Tualatin Estate Vineyard. This imbalance is expected to continue until the end of the O'Connor Vineyard lease agreement, or until the Company can allocate the resources to replant or graft-over the remaining Tualatin grapes to Pinot noir. The excess inventory created by this imbalance will be sold through normal channels with increased sales allowances to speed distributor case sales. These sales allowances will cause small decreases in gross profit margins until the Company can overcome the imbalance.

The total excise taxes collected in 2002 were $191,325 as compared to $200,078 in 2001. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 54% for fiscal year 2002 as compared to 49% for 2001. The sales of bulk wine at a loss and grapes at harvest at a slim margin reduced the gross margin in 2001. After adjusting for these sales, the gross margin would be 54% in 2002 compared to 50% in 2001. The cost of sales decreased in 2002 for many varieties, though the average sales price did not change. The Company has seen significant decreases in the cost of production as a result of the highly successful 2001 crush. As the Company sells through products from this vintage, the cost of goods will result in improved margins. The Company has taken several steps to emulate the low cost of the 2001 vintage products including purchasing fewer grapes, and purchasing the fruit from lower cost growers. Also, the Company plans to provide custom crush services to help offset the fixed costs of production by increasing the tonnage of grapes crushed without increasing the Company's inventory.

Selling, general, and administrative expenses for the year ended December 31, 2002, decreased approximately 10% to $2,685,023 compared to $2,978,799 for the same period in 2001. During 2002 the Company disposed of approximately
6.5 acres of unproductive vines at the Tualatin Estate Vineyard and recorded an expense of $35,465 included in selling, general and administrative expenses. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 45% in 2002 as compared to 42% in 2001. The largest part of the decrease in expenses in 2002 over 2001 was decreased expenses related to out-of-state sales and tight restrictions on all aspects of spending due to the lack of a line of credit.

Other income for the year ended December 31, 2002 was $30,678 as compared to $58,539 for the year ended December 31, 2001. Interest income decreased to $4,469 in fiscal year 2002 from $4,811 in fiscal year 2001. Interest expense decreased to $357,444 in fiscal year 2002 from $441,629 in fiscal year 2001.

The provision for income taxes and the Company's effective tax rate were $90,837 and 40% of pre-tax income in fiscal year 2002 with $54,015 or 48% of pre-tax income recorded for fiscal year 2001.

As a result of the above factors, net income increased to $136,475 in fiscal 2002 from $58,845 for fiscal year of 2001. Earnings per share were $.03, $.01, and $.00, in fiscal years 2002, 2001, and 2000, respectively.


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

In 1992, the Company conducted two public stock offerings. The Company commenced an offering on July 18, 1992 that was completed on September 30, 1992, with the sale of 428,216 shares of Common Stock at a price of $3.42 per share and net proceeds to the Company of $1,290,364. On October 2, 1992, as a result of the over-subscription of the first offering in 1992, the Company commenced another offering of Common stock which was completed on October 31, 1992 with the sale of 258,309 shares at a price of $3.42 per share, resulting in net proceeds to the Company of $775,726.

Cash and cash equivalents increased to $632,183 at December 31, 2002 from $504,510 at December 31, 2001.

Inventories increased 9% as of December 31, 2002, to $7,550,291 from the December 31, 2001 level of $6,905,865. As the Company moves through the significant 2001 vintage products, the inventory should begin to decline and come into balance with sales.

Property, plant, and equipment, net, decreased 11% as of December 31, 2002, to $5,046,893 from $5,652,607 as of December 31, 2001.

The Company has a line of credit from GE Commercial Distribution Finance Corporation, formerly known as Deutsche Financial Services Corporation, which provides for maximum borrowings of $2,700,000.00 for operations. The agreement calls for an interest rate equal to the Prime Rate plus eighty one hundredths of one percent (0.80%) per year. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. The borrowings are collateralized by the bulk and case goods inventory, and the proceeds from the sales thereof, as well as a second lien against the Turner, OR property. The agreement replaced the existing $1,500,000.00 line of credit the Company had with Northwest Farm Credit Services. As of December 31, 2002 the outstanding balance of the GE Commercial Distribution Finance line was $2,050,171 as compared to $1,352,500 for the Northwest Farm Credit Services line in 2001. The outstanding balance of the GE Commercial Distribution Finance line as of December 31, 2002 was offset by a $197,178 depository cash balance in a depository cash account maintained by the Company in the name of GE Commercial Distribution Finance.

The Company's ability to fund operations and obtain financing on the line of credit facility could be impaired due to a variety of factors including unanticipated capital expenditures, fluctuations in operating results, financing activities and inventory management. To the extent any one of these factors causes the Company to be unable to fund its operations or borrow on all or part of the line of credit, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company's failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company s business, financial condition and results of operations. However, management believes existing cash and cash flow from operations, combined with the Company's $2,700,000 line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2003.

Long-term debt decreased to $3,182,349 as of December 31, 2002, from $3,426,680 as of December 31, 2001. The Company has a loan agreement with Farm Credit Services that contains certain restrictive financial covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2002, the Company was not in compliance with 1 of 5 debt covenants, but has obtained a waiver letter from Farm Credit Services. The Company was in noncompliance with the debt covenant requiring a debt to equity ratio of not greater than 1.1 to 1.

The Company's contractual obligations as of December 31, 2002, including long-term debt, grape payables, commitments for future payments under non-cancelable lease arrangements, and commitments for future payments under the Distributor Obligation, are summarized below:

                                     Payments Due by Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Long-term debt and
 capital lease
 obligations      $ 3,182,349 $   237,838 $   542,624 $   606,043 $ 1,795,844
Grape Payables        870,058     341,555     200,000     200,000     128,503
Operating Leases    2,881,065     197,872     405,092     343,806   1,934,295
Distributor
 Obligation         1,500,000           -           -     600,000     900,000
                   __________  __________  __________  __________  __________
Total Contractual
 Obligations      $ 8,433,472 $   777,265 $ 1,147,716 $ 1,749,849 $ 4,758,642
                   ==========  ==========  ==========  ==========  ==========



                            Amount of Commitment Expiration Per Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Operating Line
 of credit        $ 2,050,171 $         - $ 2,050,171 $         - $         -
                   __________  __________  __________  __________  __________
Total Commercial
 Commitments      $ 2,050,171 $         - $ 2,050,171 $         - $         -
                   ==========  ==========  ==========  ==========  ==========



ITEM 7.     FINANCIAL STATEMENTS

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors, nominees for election as a director, and each such person's age at March 31, 2002 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      49
James L. Ellis * ***             Secretary and Director      58
Terry Emmert                     Director                    58
Betty M. O'Brien*                Director                    59
Stan G. Turel * **  ***    ****  Director                    56
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee
****Member of the Affiliated Transaction Committee

All directors hold office until the next annual meeting of Shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. Mr. Bernau currently serves as the President of the Oregon Winegrowers Association and the Treasurer of the association's Political Action Committee (PAC). Mr. Bernau also serves as the Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon's agency dedicated to the development of the industry.

James L. Ellis. Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997. Mr. Ellis has served as the Company's Director of Human Resources from January 1993, and Vice President/Corporate since 1998. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

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

Stan G. Turel.  Mr. Turel has served as a Director since November of 1994.
Mr. Turel is the CEO of Columbia Turel, Inc., (formerly Columbia Bookkeeping, Inc.) a position he has held since 1974. Columbia Turel, Inc. has fifteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. In 2001, Columbia Turel, Inc. sold its offices to Fiducial, one of Europe's largest accounting firms. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on a number of advisory boards and panels.


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2002, conducted one meeting. The elected members of the Audit Committee are Terry W. Emmert and Stan G. Turel. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2002, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee held no meetings during 2002.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 2000, 2001, and 2002.

Name and Principal Position      Year      Annual Compensation
Salary ($) 	  Bonus

James W. Bernau
President and Chairperson of      2000      93,000         -0-
the Board of Directors            2001      95,357         -0-
                                  2002      97,027         -0-

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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2002.

			     Options exercised in the last fiscal year
Name                            Number            Value
                               Of shares        Realized(1)
James W. Bernau	                   -0-              -0-

			    Number of Securities Underlying
			     Unexercised Options at FY-End
                         Exercisable             Unexercisable

James W. Bernau	         75,000(1.65)
                          1,500(1.81)
                          4,000(1.5625)
                         30,000(1.507)

				     Value of Unexercised
			     In-the-Money Options at FY-End(2)

                         Exercisable             Unexercisable

James W. Bernau		      0
                              0
                              0
                              0


 (1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2002 ($1.50 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2002, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                                         Number of              Percent of
                                     Shares Beneficially    Shares Outstanding
                                           Owned

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                    1,069,660.5 (1)            23.9%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                        52,743   (2)             1.2%
Milwaukie, OR  97222

Terry W. Emmert        Director
11811 SE Highway 212                      281,200                   6.3%
Clackamas, OR 97015

Betty M. O'Brien    Director
22500 Ingram Lane NW                       13,950   (4)              **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                         131,885   (5)             3.0%
Vancouver, WA  98683

All Directors, executive                1,549,439                  34.7%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 110,500 shares issuable upon exercise of options.

(2) Includes 47,643 shares issuable upon the exercise of options.

(3) Includes 6,100 shares issuable upon the exercise of options.

(4) Includes 8,500 shares issuable upon the exercise of options.

(5) Includes 8,500 shares issuable upon the exercise of options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 2002, 2001, 2000 and 1999, the Company purchased grapes from Elton Vineyards for $120,589, $108,672, $74,585 and $62,068 respectively. Betty M.
O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

On November 26, 2002, the Company granted Mr. Bernau a warrant to purchase 30,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Line of Credit from GE Commercial Distribution Finance pursuant to which the Company borrowed up to $2.7 million. The warrant is exercisable anytime through November 26, 2012, at an exercise price of $1.507 per share.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 2002, the outstanding balance of the loan was $56,648 including accrued interest.

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

(l) Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Daniel
S. Smith and Piper Jaffray & Hopwood, Inc. dated July 7, 1992 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(m) Acquisition of Tualatin Vineyards, Inc. dated April 15, 1997. (File No. 000-21522)

(n) Business Financing Agreement dated July 2, 2002 by and between GE Commercial Distribution Finance and Willamette Valley Vineyards, Inc. (File No. 000-21522)


(b) Reports on Form 8-K

Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: April 15, 2003.       By:_/s/ James W. Bernau____________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_/s/ James W. Bernau_  Chairperson of the Board,   April 15, 2003
James W. Bernau        President
                 (Principal Executive Officer)

_/s/ Sean M. Cary____  Controller                  April 15, 2003
Sean M. Cary           (Principal Accounting Officer)


_/s/ James L. Ellis__  Director and Vice-President April 15, 2003
James L. Ellis         and Secretary

_/s/ Terry W. Emmert_  Director                    April 15, 2003
Terry W. Emmert

_/s/ Betty M. O'Brien  Director                    April 15, 2003
Betty M. O'Brien

_/s/ Stan G. Turel___  Director                    April 15, 2003
Stan G. Turel




CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Willamette Valley Vineyards Inc. on Form 10-KSB for the annual period ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-K fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:	 /s/ James W. Bernau
Name: James W. Bernau
Title:   Chief Executive Officer

I, Sean M. Cary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the annual period ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-K fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:    /s/ Sean M. Cary
Name: Sean M. Cary
Title:   Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify that:
1. I have reviewed this annual report on Form 10-KSB of Willamette Valley Vineyards Incorporated.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ James W. Bernau
    James W. Bernau
			          Chief Executive Officer


I, Sean M. Cary, certify that:
1. I have reviewed this annual report on Form 10-KSB of Willamette Valley Vineyards Incorporated.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ Sean M. Cary
    Sean M. Cary
			          Chief Financial Officer




Exhibit 23.1

Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-69188) of our report dated March 25, 2003 relating to the financial statements of Willamette Valley Vineyards, which appears in Willamette Valley Vineyard's Annual Report on Form 10-KSB for the year ended December 31, 2002.


PricewaterhouseCoopers LLP

April 14, 2003





Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000.








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

Balance Sheets ....................................................... F-2

Statements of Operations ............................................. F-3

Statements of Shareholders' Equity.................................... F-4

Statements of Cash Flows.............................................. F-5

Notes to Financial Statements ........................................ F-6






Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000.








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

Statements of Cash Flows.............................................. F-5

Notes to Financial Statements ........................................ F-6







                     Report of Independent Accountants

To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon
March 25, 2003






                                     F-1




Willamette Valley Vineyards, Inc.
Balance Sheets
December 31, 2002 and 2001


                                                  2002          2001

         ASSETS
Current assets:
  Cash and cash equivalents                  $    632,183  $    504,510
  Accounts receivable, net (Note 2)               519,861       746,678
  Inventories (Note 3)                          7,550,291     6,905,865
  Prepaid expenses and other current assets        47,908        87,512
  Deferred income taxes (Note 9)                  148,212       146,054
                                               -----------   -----------
    Total current assets                        8,898,455     8,390,619

Vineyard development costs, net (Note 1)        1,707,274     1,697,452
Inventory (Notes 3 and 12)                        520,408       584,925
Property and equipment, net (Notes 1 and 4)     5,046,893     5,652,067
Note receivable (Note 10)                          61,948        77,378
Debt issuance costs                                73,628        64,910
Other assets                                      238,647       205,884
                                               -----------   -----------
                                             $ 16,547,253  $ 16,673,235
                                               ___________   ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $  2,050,171  $  1,352,500
  Current portion of long-term debt and
    capital lease obligations (Note 6)            237,838       242,649
  Accounts payable                                371,253     1,002,501
  Accrued commissions and payroll costs           214,029       138,486
  Income taxes payable                            111,837        17,969
  Grape payables                                  870,058     1,136,487
                                               -----------   -----------
    Total current liabilities                   3,855,186     3,890,592

Long-term debt and capital lease
  obligations (Note 6)                          2,944,511     3,184,031
Distributor obligation (Note 12)                1,500,000     1,500,000
Deferred rent liability                            86,203        60,392
Deferred gain (Note 11)                           424,727       449,711
Deferred income taxes (Note 9)                    209,095       209,968
                                               -----------   -----------
Total liabilities                               9,019,722     9,294,694
                                               -----------   -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,469,444 and
    4,464,981 shares issued and
    outstanding at December 31, 2002
    and 2001, respectively                      7,155,162     7,142,647
  Retained earnings                               372,369       235,894
                                               -----------   -----------
Total shareholders' equity                      7,527,531     7,378,541
                                               -----------   -----------
                                             $ 16,547,253  $ 16,673,235
                                               ___________   ___________


    The accompanying notes are an integral part of the financial statements.
                                     F-2



Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000


                                            2002         2001         2000

Net revenues                            $ 5,989,456  $ 6,030,791  $ 6,716,857
Cost of goods sold                        2,754,824    3,560,853    3,532,401
                                        ------------ ------------ ------------
    Gross margin                          3,234,632    3,469,938    3,184,456

Selling, general and
  administrative expenses                 2,685,023    2,978,799    2,775,782
                                        ------------ ------------ ------------
    Income from operations                  549,609      491,139      408,674
                                        ------------ ------------ ------------
Other income (expenses):
  Interest income                             4,469        4,811        3,894
  Interest expense                         (357,444)    (441,629)    (547,216)
  Other income                               30,678       58,539      169,305
                                        ------------ ------------ ------------
                                           (322,297)    (378 279)    (374,017)
                                        ------------ ------------ ------------

    Income before income taxes              227,312      112,860       34,657

Income tax provision (Note 9)                90,837       54,015       19,595
                                        ------------ ------------ ------------

Net income                              $   136,475  $    58,845  $    15,062
                                        ____________ ____________ ____________

Basic net income
  per common share                      $      0.03  $      0.01  $        -
                                        ____________ ____________ ____________
Diluted net income
  per common share                      $      0.03  $      0.01  $        -
                                        ____________ ____________ ____________




    The accompanying notes are an integral part of the financial statements.
                                     F-3.






Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ---------- -----------
Balances at December 31, 1999  4,253,431  $ 6,815,972  $ 161,987  $ 6,977,959

Stock issuance for compensation    1,050        1,641         -         1,641

Net income                            -            -       15,062      15,062
                              ----------- ------------ ---------- -----------

Balances at December 31, 2000  4,254,481    6,817,613    177,049    6,994,662

Stock issuance for compensation    2,500        3,985         -         3,985

Common stock issued and
  options exercised              208,000      321,049         -       321,049

Net income                            -            -      58,845       58,845
                              ----------- ------------ ---------- -----------

Balances at December 31, 2001  4,464,981    7,142,647    235,894    7,378,541

Stock issuance for compensation    2,463        3,941         -         3,941

Common stock issued and
  options exercised                2,000        8,574         -         8,574

Net income                            -            -     136,475      136,475
                              ----------- ------------ ---------- -----------

Balances at December 31, 2002  4,469,444  $ 7,155,162  $ 372,369  $ 7,527,531
                              ___________ ____________ __________ ___________



    The accompanying notes are an integral part of the financial statements.
                                     F-4




Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000


                                            2002         2001         2000

Cash flows from operating activities:
  Net income                             $136,475     $ 58,845    $  15,062
  Reconciliation of net income
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization       763,077      778,752      719,046
      Gain on disposal of fixed assets         -        (3,043)          -
      Loss on disposal of vines            35,465           -            -
      Deferred income taxes                (3,031)      36,046       27,868
      Bad debt expense                     (8,303)          -            -
      Stock issued for compensation         3,941           -            -
      Changes in assets and liabilities:
        Accounts receivable               235,120     (182,658)    (134,525)
        Inventories                      (579,909)    (565,791)    (776,676)
        Prepaid expenses and
          other current assets             39,604      (41,558)     33,148
        Note receivable                    15,430       (7,169)      (3,894)
        Other assets                      (32,763)     (15,291)     (43,964)
        Accounts payable                 (631,248)     154,618     (112,596)
        Accrued commissions and
          payroll costs                    75,543       (5,176)      17,287
        Income taxes receivable/payable    93,868       17,969      (42,429)
        Grape payables                   (266,429)     222,121       86,523
        Deferred rent liability            25,811       28,758       31,634
        Deferred gain                     (24,984)     (24,984)     (33,359)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      operating activities               (122,333)     451,439     (216,875)
                                        ------------ ------------ ------------

Cash flows from investing activities:
  Additions to property and equipment     (77,087)    (379,953)    (214,855)
  Vineyard development expenditures      (114,443)    (153,930)    (267,233)
                                        ------------ ------------ ------------
    Net cash used in
      investing activities               (191,530)    (533,883)    (482,088)
                                        ------------ ------------ ------------

Cash flows from financing activities:
  Debt issuance costs                     (20,378)     (22,000)          -
  Net increase (decrease) in line of
    credit balance                        697,671   (1,264,049)     930,965
  Proceeds from distributor obligation         -     1,500,000           -
  Proceeds from common stock issued
    and stock options exercised             8,574      321,049           -
  Issuance of long-term debt                   -        33,909        3,034
  Repayments of long-term debt           (244,331)    (234,831)    (201,201)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      financing activities                441,536      334,078      732,798
                                        ------------ ------------ ------------

Net increase in cash and cash equivalents 127,673      251,634       33,835


Cash and cash equivalents:
  Beginning of year                       504,510      252,876      219,041
                                        ------------ ------------ ------------

  End of year                             632,183    $ 504,510    $ 252,876
                                        ____________ ____________ ____________

    The accompanying notes are an integral part of the financial statements.
                                     F-5




Willamette Valley Vineyards, Inc.
Notes to Financial Statements


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies


Organization and operations
Willamette Valley Vineyards, Inc. (the Company) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily Pinot Noir, Chardonnay, and Riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. During fiscal year 2000, revenues derived from one customer of $979,755, represented 15% of the Company's revenues. In 2002 and 2001 no one customer represented more than 10% of revenues. Out-of-state and foreign sales represented approximately 30%, 37% and 36% of revenues for 2002, 2001 and 2000. The Company also sells its wine from the tasting room at its winery.

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

Revenue recognition
The Company recognizes revenue when the product is shipped and title passes to the customer. The Company's standard terms are FOB shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenues. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail locations is recognized at the time of sale.

Cost of goods sold
Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.




                                     F-6.



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)


Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place.

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (FIFO) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year (see also Note 3).

Vineyard development costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $396,147 and $326,991 at December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company disposed of approximately
6.5 acres of vines. These vines were determined to be unproductive due to an infestation of phylloxera, an aphid-like insect (see Note 11). As a result of this disposal, the Company recorded a loss on vineyard development costs in the amount of $35,465. This loss is included in selling, general and administrative expenses in the statement of operations. The Company intends to replant this land with phylloxera resistant rootstock.

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




Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)


Property and equipment (continued)
Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations. The Company reviews the carrying value of investments for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable.

Shipping costs
Shipping costs are included in selling, general and administrative expenses and totaled $145,189, $130,899 and $94,928 for the years ended 2002, 2001 and
2000, respectively.

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

Financing
The Company's ability to fund operations and obtain financing on the line of credit facility discussed in Note 5 could be impaired due to a variety of factors including unanticipated capital expenditures, fluctuations in operating results, financing activities and inventory management. To the extent any one of these factors causes the Company to be unable to fund its operations or borrow on all or part of the line of credit, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company's failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company's business, financial condition and results of operations. However, management believes existing cash and cash flow from operations, combined with the Company's $2,700,000 line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2003.




Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)

Stock based compensation
The Company accounts for the employee and director stock options in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures as required under SFAS No. 123, Accounting for Stock Based Compensation, and as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, are presented below (see Note 8).

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (see Note 8 for certain assumptions with respect to this computation):

                                            2002         2001         2000

Net income as reported                 $  136,475   $   58,845   $   15,062
Deducted total stock based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects              (23,527)     (67,669)    (127,632)
                                        ------------ ------------ ------------

Pro Forma net income (loss)            $   112,948  $   (8,824)  $ (112,570)
                                        ____________ ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.03  $     0.01   $       -
  Basic - pro forma                           0.03          -         (0.03)

  Diluted - as reported                       0.03        0.01           -
  Diluted - pro forma                         0.03          -         (0.03)


Basic and diluted net income per share
Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

Options to purchase 421,670 shares of common stock were outstanding at December 31, 2002 and diluted weighted-average shares outstanding at December 31, 2002 include the effect of 2,745 stock options. Options to purchase 475,170 shares of common stock were outstanding at December 31, 2001 and diluted weighted-average shares outstanding at December 31, 2001 include the effect of 47,903 stock options. Options to purchase 510,670 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices were greater than




Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)

Basic and diluted net income per share (continued) the average market price of the common shares at December 31, 2000. In addition, the warrant outstanding since 1992 was not included in the computation of diluted earnings per share in 2002, 2001 or 2000 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.


                      2002
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $136,475    4,468,783    0.03
Options        -         2,745      -
Warrants       -            -       -
         ---------   ---------   ------
Diluted  $136,475    4,471,528   $0.03
         =========   =========   ======

                      2001
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 58,845    4,345,941    0.01
Options        -        47,903      -
Warrants       -            -       -
         ---------   ---------   ------
Diluted  $ 58,845    4,393,844   $0.01
         =========   =========   ======

                      2000
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 15,062    4,254,481      -
Options        -            -       -
Warrants       -            -       -
         --------    ---------   ------
Diluted  $ 15,062    4,254,481   $  -
         ========    =========   ======


Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2002         2001         2000

Interest paid                           $ 357,000    $ 442,000    $ 547,000
Income tax refund received                     -            -         8,344
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                         18,479       16,740       29,260
    Issuance of common stock
      awards (Note 8)                       3,941        3,985        1,641
    Notes receivables issued in sale
      of fixed assets                          -        13,340           -


Fair market value of financial instruments
The fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

Deferred rent liability
The Company leases land under a sale-leaseback agreement (Note 11). The long-term operating lease has minimum lease payments that escalate every year.
For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


1. Summary of Operations, Basis of Presentation and Significant Accounting Policies (Continued)

Deferred rent liability (continued)
paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2002, 2001 and 2000, rent expense recognized in excess of amounts paid totaled $26,057, $28,758 and $31,634, respectively, which has been capitalized into vineyard development costs and inventory.


2. Accounts Receivable
Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 2002 and 2001, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $41,885.

Changes in the allowance for doubtful accounts is as follows:

                   Balance at  Charged to  Charged to  Write-offs  Balance at
                   Beginning   costs and     other       net of      end of
                   Of period    expenses    accounts   recoveries    period
                   __________  __________  __________  __________  __________

Fiscal year ended December 31, 2000:
Allowance for
 Doubtful accounts  $  54,000   $       -   $       -   $ (12,340)  $  41,660
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2001:
Allowance for
 Doubtful accounts  $  41,660   $     225   $       -   $       -   $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2002:
Allowance for
 Doubtful accounts  $  41,885   $       -   $       -   $       -   $  41,885
                   ==========  ==========  ==========  ==========  ==========



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


3. Inventories

Inventories consist of:
                                                  2002          2001

Winemaking and packaging materials            $    96,123   $   252,828
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               2,773,750     2,941,755
Finished goods (bottled wine
  and related products)                         5,200,826     4,296,207
                                               -----------   -----------
                                              $ 8,070,699   $ 7,490,790

Less: amounts designated for
distributor (Note 12)                            (520,408)     (584,925)
                                               -----------   -----------
Current inventories                           $ 7,550,291   $ 6,905,865
                                               ___________   ___________





4. Property and Equipment
                                                  2002          2001

Land and improvements                         $   984,954   $   984,954
Winery building and hospitality center          4,567,076     4,561,118
Equipment                                       4,670,506     4,599,377
                                               -----------   -----------
                                               10,222,536    10,145,449

Less accumulated depreciation                  (5,175,643)   (4,493,382)
                                               -----------   -----------
                                              $ 5,046,893   $ 5,652,067
                                               ___________   ___________

The Company has capital lease arrangements for certain winery equipment and vehicles. Future minimum capital lease payments as of December 31, 2001 are:

  2003                                                  16,557
  2004                                                  12,899
  2005                                                   5,454
                                                      ---------
      Total minimum lease payments                      34,910

  Less interest portion                                 (3,170)
                                                      ---------
      Capital lease obligation (Note 6)                 31,740

  Less portion due within one year (Note 6)            (14,413)
                                                      ---------
                                                      $ 17,327
                                                      _________

The cost of the Company's leased equipment and related accumulated depreciation aggregated $72,733 and $36,772, respectively, at December 31, 2002 and $88,933 and $31,899, respectively, at December 31, 2001.



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


5. Line of Credit Facility
At December 31, 2001, the Company had borrowings of $1,500,000 through a revolving line of credit agreement with the Northwest Farm Credit Services (Farm Credit). This agreement allowed for borrowings of up to $1,500,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line of credit had an interest rate of 6.5%.

In July 2002 the Company entered into a revolving line of credit agreement with GE Commercial Distribution Finance Corporation (GE) that allows borrowings of up to $2,700,000 against eligible accounts receivable inventories and equipment as defined in the agreement. This agreement replaced the line of credit agreement with Farm Credit. The new revolving line bears interest at prime, plus 0.80%, and is payable monthly. The interest rate was 5.55% at December 31, 2002. The Company's president has guaranteed up to $1,000,000 of this credit facility. At December 31, 2002, there were borrowings of $2,050,171 on the revolving line of credit.

The new line of credit agreement includes various covenants, which among other things, require the Company to maintain minimum amounts of tangible net worth, debt-to-equity, debt service coverage as defined and limits the level of acquisitions of property and equipment. As of December 31, 2002, the Company was in compliance with these covenants.

The Company maintains a depository cash account that is in the name of GE. For the year ended December 31, 2002, the line of credit balance was offset by a depository cash balance of $197,178.


6. Long-Term Debt
Long-term debt consists of:
                                                  2002          2001

Northwest Farm Credit Services Loan           $ 3,003,720   $ 3,212,489
Real property loan, 8.5% interest,
  monthly payments of $1,055 through 2019         112,215       115,198
Capital lease obligations                          31,740        50,218
Vehicle financing                                  34,674        48,775
                                               -----------   -----------
                                                3,182,349     3,426,680

Less current portion                             (237,838)     (242,649)
                                               -----------   -----------
                                              $ 2,944,511   $ 3,184,031
                                               ___________   ___________



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


6.	Long-Term Debt (Continued)

The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances, including a debt to tangible net worth ratio of no more than 1.1 to 1. At December 31, 2002, the Company was not in compliance with this covenant but has obtained a waiver thereon.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,
   2003                                             $   237,838
   2004                                                 264,770
   2005                                                 277,854
   2006                                                 293,222
   2007                                                 312,821
Thereafter                                            1,795,844
                                                     -----------
                                                    $ 3,182,349
                                                     ___________


7. Shareholders' Equity
The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (Notes 6 and 8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2002, no warrants had been exercised.

In each of the years ended December 31, 2002, 2001 and 2000, the Company granted 2,463 2,500 and 1,050 shares of stock valued at $3,941, $3,985 and $1,641, respectively, as compensation to employees. The cost of these grants was capitalized as inventory. The effects of these non-cash transactions have been excluded from the cash flow statements in each period.





Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


8. Stock Incentive Plan
In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees and directors of the Company under the plan. In 1996, 1998 and 2001, the Board of Directors reserved an additional 150,000, 275,000 and 300,000 shares, respectively. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. As of December 31, 2002, there are approximately 468,330 shares available for future issuance under this plan.

At December 31, 2002, 2001 and 2000, the following transactions related to stock options occurred:


                                2002              2001            2000
                           _______________ _________________  ________________
                                  Weighted          Weighted          Weighted
                                   average           average           average
                                  exercise          exercise          exercise
                           Shares   price    Shares   price    Shares   price

Outstanding at
    beginning of year     475,170  $ 1.73   510,670  $ 1.72   474,000  $ 1.75
  Granted                  30,000    1.51     5,500    1.62   135,900    1.62
  Exercised                (2,000)   1.56    (8,000)   1.56        -       -
  Forfeited               (81,500)   1.76   (33,000)   1.62   (99,230)   1.75
                          --------          --------          --------
Outstanding at
    end of year           421,670  $ 1.71   475,170  $ 1.73   510,670  $ 1.72
                          ________          ________          ________

Weighted-average options outstanding and exercisable at December 31, 2001 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2002           life           price       2002          price

  $ 1.50      115,710          5.39         $ 1.50      115,710       $ 1.50
    1.51       30,000          9.90           1.51       30,000         1.51
    1.56       40,000          7.59           1.56       36,000         1.56
    1.60        3,000          9.29           1.60        1,800         1.60
    1.65       75,000          7.00           1.65       75,000         1.65
    1.69        8,000          9.50           1.69        8,000         1.69
    1.70        2,500          9.96           1.70          500         1.70
    1.75       82,000          8.25           1.75       82,000         1.75
    1.81       21,000          8.71           1.81       18,000         1.81
    1.88       25,000          8.71           1.88        7,500         1.88
    2.75        7,200          6.50           2.75        5,500         2.75
    3.00        6,260          6.08           3.00        6,260         3.00
    3.62        4,000          5.56           3.62        4,000         3.62
    4.50        2,000          4.08           4.50        2,000         4.50
   ------    ---------        ------         ------     --------       ------
$ 1.50-$4.50  421,670          5.82         $ 1.83      392,270       $ 1.69





Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


8. Stock Incentive Plan(Continued)
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS No. 123, the Company has computed for pro forma disclosure purposes (see Note 1) the value of options granted during each of the three years ended December 31, 2002 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2002, 2001 and 2000:

                                            2002         2001         2000
Risk-free interest rate                     4.37 %       5.38 %       6.12 %
Expected lives                             10 years     10 years      8 years
Expected volatility                           53 %         55 %         70 %

Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2002, 2001 and 2000, the total value of the options granted was computed to be $27,300, $6,445 and $173,689, respectively, which would be amortized on the straight-line basis over the vesting period of the options.

For the years ended December 31, 2002, 2001 and 2000, the weighted average fair value of options granted was computed to be $0.91, $1.17 and $1.30, respectively.

On November 26, 2002, the Company granted its President 30,000 options from the Stock Incentive Plan for his personal guarantee of $1,000,000 of the line of credit with GE Commercial Distribution Finance (see Note 5). The options are exercisable through November 27, 2012 at an exercise price of $1.51 per


9. Income Taxes
The provision (benefit) for income taxes consists of:
                                            2002         2001         2000

Current tax expense (benefit):
  Federal                                  $ 66,029     $ 17,969     $ (8,273)
  State                                      27,839           -            -
                                        ------------ ------------ ------------
                                             93,868       17,969       (8,273)
                                        ------------ ------------ ------------
Deferred tax expense (benefit):
  Federal                                    (2,686)      31,949       34,628
  State                                        (345)       4,097        4,440
                                        ------------ ------------ ------------
                                             (3,031)      36,046       39,068
                                        ------------ ------------ ------------
(Decrease) increase in valuation allowance       -            -       (11,200)
                                        ------------ ------------ ------------
    Total                                  $ 90,837     $ 54,015    $  19,595
                                        ____________ ____________ ____________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


9. Income Taxes (Continued)
The effective income tax rate differs from the federal statutory rate as follows:
                                                Year ended December 31,
                                            2002         2001         2000

Federal statutory rate                      34.0 %       34.0 %       34.0  %
State taxes, net of federal benefit          6.3          4.4          4.4
Permanent differences                        3.6          8.0         29.0
(Decrease) increase in valuation allowance     -            -        (32.3)
Other, primarily prior year taxes           (3.9)         1.5         21.3
                                        ------------ ------------ ------------
                                            40.0 %       47.9 %       56.4  %
                                        ____________ ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) consist of:
                                                     December 31,
                                                  2002          2001

Accounts receivable                           $    16,067   $    16,067
Inventories                                       129,268        96,852
Other                                               2,877        33,135
                                               -----------   -----------
Net current deferred tax asset                    148,212       146,054
                                               -----------   -----------

Depreciation                                     (372,020)     (442,663)
Net operating loss carryforwards                       -          3,690
Deferred gain on sale-leaseback                   162,925       172,509
Alternative minimum tax credit carryforward            -         56,496
                                               -----------   -----------
Net noncurrent deferred tax liability            (209,095)     (209,968)
                                               -----------   -----------
Net deferred tax liability                    $   (60,883)  $   (63,914)
                                               ___________   ___________


10. Related Parties
During 2002, 2001 and 2000, the Company purchased grapes from certain shareholders for an aggregate price of $120,589, $108,672 and $74,585, respectively. At December 31, 2002 and 2001, grape payables included $60,192 and $54,336, respectively, owed to these shareholders.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


10. Related Parties(Continued)
The Company has a loan to its president with a balance of $56,948 at December 31, 2002. The loan was due on December 3, 1993, bearing interest at 7.35%.
On March 14, 1994, the loan was extended to March 14, 2009. The loan is collateralized by the common stock of the Company held by its president.
This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet.


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

As of December 31, 2002, future minimum lease payments are as follows:


    Year ending
    December 31,
       2003                                          $   197,873
       2004                                              200,962
       2005                                              204,130
       2006                                              207,376
       2007                                              136,430
    Thereafter                                         1,934,295
                                                      -----------
         Total                                       $ 2,881,065
                                                      ===========

The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $12,316, $9,891 and $14,364 in 2002, 2001, and 2000, respectively.
In addition, payments for the leased vineyards have been included in inventory and vineyard developments costs and aggregate approximately $204,713 and $187,769, respectively, for each of the years ended December 31, 2002 and 2001.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


11. Commitments and Contingencies (Continued)
Susceptibility of vineyards to disease
The Tualatin Vineyard, purchased during 1997, and the leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. Although management has begun planting with phylloxera-resistant rootstock, a portion of the vines at the Tualatin vineyard is susceptible to phylloxera. The Company has not detected any phylloxera at its Turner Vineyard.



12. Distributor Obligation
During 2001, the Company entered into a distribution agreement with a national wine distributor group (the distributor), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine with an approximate cost of $520,000 at December 31, 2002. The agreement calls for the Company to retain possession of this base amount of wine, with any drawdowns by the distributor to be simultaneously replenished by another purchase. The Company has recorded a Distributor Obligation liability to recognize the future obligation to deliver this amount of wine to the distributor. The agreement calls for the base amount of prepaid wine the Company holds for the distributor to remain at $1,500,000 until 2006, when the balance is depleted to the following levels in the following years:

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



