Form 10QSB
period 2003-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2003-05-16
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2003
4,474,854 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2003                2002
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   205,577         $   632,183
  Accounts receivable trade, net           442,877             519,861
  Inventories                            7,394,949           7,550,291
  Prepaid expenses and other
  current assets                            53,826              47,908
  Deferred income taxes                    148,212             148,212
                                        __________          __________
Total current assets                     8,245,441           8,898,455

Vineyard development cost, net           1,689,729           1,707,274
Inventories                                520,408             520,408
Property and equipment, net              4,930,133           5,046,893
Notes receivable from officer and other     62,980              61,948
Debt issuance costs, net                    72,515              73,628
Other assets                               229,214             238,647
                                        __________          __________
Total assets                           $15,750,420         $16,547,253
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,526,657         $ 2,050,171
  Current portion of long term debt        237,838             237,838
  Accounts payable                         428,672             371,253
  Accrued commissions and payroll          229,879             214,029
  Income taxes payable                      68,142             111,837
  Grapes payable                           587,136             870,058
                                        __________          __________
Total current liabilities                3,078,324           3,855,186

Long-term debt                           2,878,128           2,944,511
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                     91,901              86,203
Deferred gain                              418,481             424,727
Deferred income taxes                      209,095             209,095
                                        __________          __________
Total liabilities                        8,175,929           9,019,722
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,474,854 and 4,469,444
  shares issued and outstanding at March 31,
  2003 and December 31, 2002             7,163,981           7,155,162
Retained earnings                          410,510             372,369
                                        __________          __________
Total shareholders' equity               7,574,491           7,527,531
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,750,420         $16,547,253
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)




                                         Three months ended March 31,
                                            2003                2002
                                        __________          __________
Net Revenues
  Case Revenue                         $ 1,338,186         $ 1,257,640
  Custom Crush - Bulk Revenue              155,175                   -
                                        __________          __________
Total Revenue                            1,493,361           1,257,640

Cost of Sales
  Case                                     630,457             595,787
  Bulk                                     115,287                   -
                                        __________          __________
Total Cost of Sales                        745,744             595,787

Gross Margin                               747,617             661,853

Selling, general and
  administrative expense                   630,410             643,977
                                        __________          __________
Net operating income                       117,207              17,876

Other income (expense)
  Interest income                            1,313               1,106
  Interest expense                         (87,121)            (88,593)
  Other income                              32,169               6,246
                                        __________          __________
Net income (loss) before income taxes       63,568             (63,365)

Income tax                                 (25,427)                 -
                                        __________          __________
Net income (loss)                           38,141             (63,365)

Retained earnings beginning of
  period                                   372,369             235,894
                                        __________          __________
Retained earnings end of period        $   410,510         $   172,529
                                        ==========          ==========
Basic income (loss) per common share   $       .01         $      (.01)

Diluted income (loss) per common share $       .01         $      (.01)

Weighted average number of
basic common shares
outstanding                              4,472,459           4,466,981

Weighted average number of
diluted common shares
outstanding                              4,472,459           4,466,981


The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2003                2002
                                        __________          __________
Cash flows from operating activities:
  Net income (loss)                    $    38,141        $   (63,365)
Reconciliation of net income (loss) to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            183,765             188,397
  Gain on disposal of fixed assets          (3,004)                  -
  Stock issued for compensation              8,819                   -

Changes in assets and liabilities:
  Accounts receivable trade                 76,984              28,200
  Inventories                              155,342            (123,663)
  Prepaid expenses and other
    current assets                          (5,918)             17,574
  Note receivable                           (1,032)             10,223
  Other assets                               4,323               4,460
  Accounts payable                          57,419            (100,523)
  Accrued commissions and payroll costs     15,850             (18,630)
  Income taxes payable                     (43,695)                  -
  Grape payables                          (282,922)           (323,131)
  Deferred rent liability                    5,698               6,453
  Deferred gain                             (6,246)             (6,246)
                                        __________          __________
Net cash provided by (used in)
  operating activities                     203,524            (380,251)
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (49,401)            (11,534)
  Vineyard development expenditures              -             (21,870)
  Proceeds from the sale of property
    and equipment                           15,128                   -
                                        __________          __________
Net cash used in investing activities      (34,273)            (33,404)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (5,960)                  -
  Net (decrease) increase in line of
    Credit balance                        (523,514)            147,500
  Proceeds from stocks options exercised         -              10,575
  Repayments of long-term debt             (66,383)            (63,738)
                                        __________          __________
Net cash (used in) provided by
  financing activities                    (595,857)             94,337
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (426,606)           (319,318)

Cash and cash equivalents:
  Beginning of period                      632,183             504,510
                                        __________          __________
  End of period                        $   205,577         $   185,192
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

Basic and diluted net income per share and Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. Options to purchase shares of common stock outstanding at March 31, 2003 were not included in the computation of diluted earnings per share because the exercise prices were greater than fair value. Options to purchase shares of common stock outstanding at March 31,2002 were not included in the computation of diluted earnings per share because inclusion of such shares would be antidilutive.


2) STOCK BASED COMPENSATION

The Company accounts for the employee and director stock options in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures as required under SFAS No. 123, Accounting for Stock Based Compensation, and as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, are presented below.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter ended March 31:


                                          March 31,           March 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Net income (loss), as reported         $    38,141         $   (62,365)

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                            -                   -

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, Net of related tax
  effects                                   (5,948)             (5,882)
                                        __________          __________

Pro forma net income (loss)            $    32,193         $   (68,247)

Earnings per share:
  Basic - as reported                  $      0.01         $     (0.01)
  Basic - pro forma                    $      0.01         $     (0.02)

  Diluted - as reported                $      0.01         $     (0.01)
  Diluted - pro forma                  $      0.01         $     (0.02)

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          March 31,         December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $   138,071         $    96,123
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,844,125           2,773,750
Finished goods (bottled wines            4,933,161           5,200,826
  and related products)                 __________          __________
                                       $ 7,915,357         $ 8,070,699

Less: amounts designated for distributor  (520,408)           (520,408)
                                        __________          __________

Current inventories                    $ 7,394,949         $ 7,550,291
                                        ==========          ==========








4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          March 31,         December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   976,838         $   984,954
Winery building and hospitality center   4,567,076           4,567,076
Equipment                                4,719,908           4,670,506
                                        __________          __________
                                        10,263,822          10,222,536

Less accumulated depreciation           (5,333,689)         (5,175,643)
                                        __________          __________
                                       $ 4,930,133         $ 5,046,893
                                        ==========          ==========


5) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. As we continue to report stock-based employee compensation costs using the intrinsic value method as defined by APB 25, adoption of the provisions of the new statement affects only our disclosure of these costs, which is presented in Note 2.


6) SUBSEQUENT EVENTS:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The first quarter, the weakest in the industry, has historically been the weakest for the Company generating a net loss in all previous first quarters. This profitable first quarter of 2003 is the Company's first resulting from the following operating factors:

- Higher sales to out-of-state distributors,

- lower costs of operating the winery's retail operation, and

- a 15% reduction in general and administrative expenses.

Additionally, the Company received an interest rebate from one of its lenders and made a profitable custom crush sale. Absent these events, the Company would have broken even in its first quarter.

The Company's wine products continued to receive numerous accolades during this first quarter. The Griffin Creek 2000 Viognier and 2001 Tualatin Estate Semi-Sparkling Muscat received gold medals at the McMinnville Wine Classic, while the Tualatin Estate 2001 Gewurztraminer received a silver medal. The Company's Griffin Creek Pinot Gris 2001 received the honor of Top Pinot Gris at the Ray's Boathouse 16th Annual Retrospective of Northwest Wines in Seattle and the Griffin Creek Merlot 1999 received a silver medal at the Dallas Morning News National Wine Competition. At the Wine Appreciation Guild's 13th Annual Wine Literary Award Banquet in San Francisco, the Company had the distinction of presenting Willamette Valley Vineyards Pinot Noir 1999, Pinot Noir Karina Vineyard 1999 and Griffin Creek Syrah 2000 at the excluse press-only tasting. In April, Lufthansa selected Willamette Valley Vineyards Signature Cuvee 1998 for the first class cabin on all international flights to and from Portland International Airport. Company president Jim Bernau and Oregon Governor Ted Kulongoski presented Lufthansa CEO Wolfgang Mayrhuber with a specially-engraved 5-liter bottle of Oregon Pinot Noir at a press conference that received wide press coverage.

Griffin Creek Syrah 2000 received a rating of 90 from Wine Spectator Magazine and Willamette Valley Vineyards Pinot Gris 2001 was named a Smart Buy. Willamette Valley Vineyards Whole Cluster Pinot Noir 2001 was served at the "Oregon Salutes James Beard" journalism awards dinner sponsored by the James Beard Foundation at the New York Marriott Marquis. Willamette Valley Vineyards Pinot Noir Whole Cluster 2001 was rated a Best Buy by Wine Enthusiast Magazine. Willamette Valley Vineyards Pinot Noir 1999 was named Wine of the Week on MSNBC.com. The company's Griffin Creek Viognier 2000 received a Platinum designation from Wine Press Northwest; Tualatin Estate Semi-Sparkling Muscat 2001 and Willamette Valley Vineyards Founders' Reserve Pinot Gris were rated Double Gold. Griffin Creek Cabernet Sauvignon 1999 was named Gold in the same tasting, the annual Platinum Awards.




RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2003                2002
                                        __________          __________

Tasting Room sales & Rental Income     $   295,667         $   340,062
On-site and off-site festivals              43,170              45,826
In state sales                             554,345             540,008
Out of state sales                         484,224             367,878
Custom crush /bulk wine /misc sales        155,175                   -
                                        __________          __________
Gross Revenue                            1,532,581           1,293,774

Less Excise Taxes                           39,220              36,134
                                        __________          __________
Net Revenues                           $ 1,493,361         $ 1,257,640
                                        ==========          ==========

Tasting room and retail sales, and rental income for the three months ending March 31, decreased 13% to $295,667 in 2003 from $340,062 for the same period in 2002. Tasting room and retail sales decreased during the first quarter of 2003 due in part to turnover of personnel in the Key Customer Service program.

On-site and off-site festival sales for the first quarter of 2003 decreased 6% to $43,170 from $45,826 over the first quarter of 2002. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 3% to $554,345 in the first quarter of 2003 from $540,008 in the first quarter of 2002. Sales through the Company's independent sales force alone for the first quarter of 2003 increased 5% to $496,476 from $471,727 over the first quarter of 2002.

Out-of-state sales in the first quarter of 2003 increased 32% to $484,224 from $367,878 in the first quarter of 2002. The Company's distributors experienced higher depletions during the first quarter of 2003, after working through much of their excess inventories in the prior year.

Excise taxes

The Company's excise taxes increased in the first quarter of 2003 to $39,220 from $36,134 the same period in 2002. This was due in part to the increased sales in the first quarter of 2003, increasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations decreased to 50% in the first quarter of 2003 as compared to 53% in the first quarter of 2002. After adjusting for the sale of bulk wines and custom crush fees in the first quarter of 2003, the gross margin would be 53% in the first quarter of 2003. We believe this non-GAAP disclosure provides a useful comparison to the first quarter of 2002. The Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs.

The Company finalized an agreement with one of its grape growers to perform custom crush and winemaking services for excess grapes delivered in 2001. The agreement required the customer to pay the Company a set fee for the services provided. The Company agreed to take partial payment in the form of two stainless steel tanks the customer had previously purchased in 2001 and stored at the Turner site. These tanks were valued at the initial purchase price for the credit as a partial payment by the customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 2% to $630,410 in the first quarter of 2003 from $643,977 in the first quarter of 2002. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 42% in the first quarter of 2003 from 51% in the first quarter of 2002. In a continued effort to reduce overhead and reliance on credit, the Company elected not to fill several positions vacated by employee turnover, and continued to manage sales expenditures to produce quantifiable increases in revenues.


Interest Income, Other Income and Expense

Interest income increased to $1,313 for the first quarter of 2003 from $1,106 for the first quarter of 2002. Interest expense decreased to $87,121 in the first quarter of 2003 from $88,593 in 2002. Interest costs were lower because the Company paid a lower interest rate on its line of credit.

The Company's other income is summarized as follows:

                                         Three months ended March 31,
                                            2003                2002
                                        __________          __________
Amortization of deferred gain on
  1999 Tualatin sale-lease back        $     6,246         $     6,246
Gain on Tualatin bare land sale              3,004                   -
Farm Credit interest rebate                 22,617                   -
Miscellaneous rebates                          302                   -
                                        __________          __________
Other income                                32,169               6,246

Other income increased to $32,169 for the first quarter 2003 from $6,246 for the first quarter of 2002. The Company received an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt and line of credit in 2002, in the amount of $22,617. The Company also sold 4.67 acres of bare land at the Tualatin location for a gain of $3,004. In accordance with the 1999 sale-lease back at the Tualatin site, the Company recognized a gain of $6,246. The Company also received various rebate checks totaling $302.

Income Taxes

As the Company experienced a net profit for the first three months in 2003 a $25,427 income tax expense was accrued.

Liquidity and Capital Resources

At March 31, 2003, the Company had a working capital balance of $5.2 million and a current ratio of 2.7:1. At December 31, 2002, the Company had a working capital balance of $5.0 million and a current ratio of 2.3:1.

The Company had a cash balance of $205,577 at March 31, 2003.

At March 31, 2003, the line of credit balance was $1,526,657. The Company has a loan agreement with GE Commercial Distribution Finance Corporation that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of March 31, 2003, the Company was in compliance with all of the financial covenants.

As of March 31, 2003, the Company had a total long-term debt balance of $3,115,966 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2002, the Company was in violation of 1 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for this covenant.

At March 31, 2003, the Company owed $587,136 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. As we continue to report stock-based employee compensation costs using the intrinsic value method as defined by APB 25, adoption of the provisions of the new statement affects only our disclosure of these costs, which is presented in Note 2.


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

PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

(a) No Exhibits

ITEM 5
Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2003:

     - Income tax advisory services related to: income tax returns; acquisitions; and formation and liquidation of foreign subsidiaries


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 15, 2003        By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 15, 2003        By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:	 /s/ James W. Bernau
Name: James W. Bernau
Title:   Chief Executive Officer

I, Sean M. Cary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Willamette Valley Vineyards Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-Q fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

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

Date: May 15, 2003
/s/ James W. Bernau
    James W. Bernau
			          Chief Executive Officer


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

Date: May 15, 2003
/s/ Sean M. Cary
    Sean M. Cary
			          Chief Financial Officer