Form 10QSB
period 2003-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2003-08-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2003
4,474,854 shares, no par value

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

Item 5--Other Information

Signatures

Exhibit Index







PART 1                 FINANCIAL INFORMATION
ITEM 1
                         Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          June  30,         December 31,
                                            2003                2002
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   276,436         $   632,183
  Accounts receivable trade, net           453,044             519,861
  Inventories                            7,456,049           7,550,291
  Prepaid expenses and other
  current assets                            35,735              47,908
  Deferred income taxes                    148,212             148,212
                                        __________          __________
Total current assets                     8,369,476           8,898,455

Vineyard development cost, net           1,678,040           1,707,274
Inventories                                520,408             520,408
Property and equipment, net              4,796,322           5,046,893
Notes receivable from officer and other     64,023              61,948
Debt issuance costs, net                    71,703              73,628
Other assets                               223,880             238,647
                                        __________          __________
Total assets                           $15,723,852         $16,547,253
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,743,074         $ 2,050,171
  Current portion of long term debt        237,838             237,838
  Accounts payable                         235,318             371,253
  Accrued commissions and payroll          215,669             214,029
  Income taxes payable                      87,753             111,837
  Grapes payable                           566,503             870,058
                                        __________          __________
Total current liabilities                3,086,155           3,855,186

Long-term debt                           2,814,946           2,944,511
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                     97,599              86,203
Deferred gain                              412,235             424,727
Deferred income taxes                      209,095             209,095
                                        __________          __________
Total liabilities                        8,120,030           9,019,722
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,474,854 and 4,469,444
  shares issued and outstanding at June 30,
  2003 and December 31, 2002             7,163,981           7,155,162
Retained earnings                          439,841             372,369
                                        __________          __________
Total shareholders' equity               7,603,822           7,527,531
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,723,852         $16,547,253
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)

                  Three months ended June 30,  Six months ended June 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________
Net Revenues
  Case Revenue    $ 1,545,706   $ 1,341,378  $ 2,883,892   $ 2,599,018
  Custom Crush-
    Bulk Revenue        8,640        28,215      163,815        28,215
                   __________    __________   __________    __________
Total Revenue       1,554,346     1,369,593  $ 3,047,707     2,627,233

Cost of Sales
  Case                715,459       580,199    1,345,916     1,175,985
  Bulk                  6,324        28,405      121,611        28,405
                   __________    __________   __________    __________
Total Cost of Sales   721,783       608,604    1,467,527     1,204,390

Gross Margin          832,563       760,989    1,580,180     1,422,843

Selling, general and administrative
  expense             676,422       675,377    1,306,833     1,319,354
                   __________    __________   __________    __________
Net operating
  income              156,141        85,612      273,347       103,489

Other income (expense)
  Interest income       1,313         1,288        2,627         2,394
  Interest expense    (86,411)      (89,350)    (173,532)     (177,944)
  Other income
    (expense)         (22,101)        6,267       10,068        12,513
                   __________    __________   __________    __________
Net income (loss) before
  income taxes         48,942         3,817      112,510       (59,548)

Income tax             19,611             -       45,038             -
                   __________    __________   __________    __________
Net income (loss)      29,331         3,817       67,472       (59,548)

Retained earnings beginning of
  period              410,510       172,529      372,369       235,894
                   __________    __________   __________    __________
Retained earnings
  end of period   $   439,841   $   176,346  $   439,841   $   176,346
                   ==========    ==========   ==========    ==========
Basic income (loss) per
  common share    $       .01   $       .00  $       .02   $      (.01)

Diluted income (loss) per
  common share    $       .01   $       .00  $       .02   $      (.01)

Weighted average number of
basic common shares
outstanding         4,474,854     4,469,444    4,473,663     4,468,110

Weighted average number of
diluted common shares
outstanding         4,474,854     4,478,925    4,473,663     4,468,110

The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                            2003                2002
                                        __________          __________
Cash flows from operating activities:
  Net income (loss)                    $    67,472         $   (59,548)
Reconciliation of net income (loss) to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            363,721             379,265
  Gain on disposal of fixed assets          (3,004)                  -
  Stock issued for compensation              8,819               3,941

Changes in assets and liabilities:
  Accounts receivable trade                 66,817             348,864
  Inventories                               94,242            (170,516)
  Prepaid expenses and other
    current assets                          12,173              68,618
  Note receivable                           (2,075)              9,105
  Other assets                               8,657               8,920
  Accounts payable                        (135,935)           (279,172)
  Accrued commissions and payroll costs      1,640             (45,083)
  Income taxes payable                     (24,084)                  -
  Grape payables                          (303,555)           (574,664)
  Deferred rent liability                   11,396              12,906
  Deferred gain                            (12,492)            (12,492)
                                        __________          __________
Net cash provided by (used in)
  operating activities                     153,792            (309,856)
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (70,238)            (34,730)
  Vineyard development expenditures         (6,057)            (21,870)
  Proceeds from the sale of property
    and equipment                           15,128                   -
  Investments                                1,000             (50,026)
                                        __________          __________
Net cash used in investing activities      (60,167)           (106,626)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                      (12,710)                  -
  Net (decrease) increase in line of
    Credit balance                        (307,097)            147,500
  Proceeds from stocks options exercised         -               8,575
  Repayments of long-term debt            (129,565)           (123,267)
                                        __________          __________
Net cash (used in) provided by
  financing activities                    (449,372)             32,808
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (355,747)           (383,674)

Cash and cash equivalents:
  Beginning of period                      632,183             504,510
                                        __________          __________
  End of period                        $   276,436         $   120,836
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

Basic and diluted net income per share and Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. Options to purchase shares of common stock outstanding at June 30, 2003 were not included in the computation of diluted earnings per share for the three and six-month period ending June 30, 2003 because the exercise prices were greater than fair value. Options to purchase shares of common stock outstanding at June 30, 2002 were not included in the computation of diluted earnings per share for the six-month period ending June 30, 2002 because inclusion of such shares would be antidilutive. For the three-month period ending June 30, 2002 Options were included in the calculation of earnings per share.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter and six months ended June 30:

                                          June 30,            June 30,
                                            2003                2002
                                        (unaudited)

                  Three months ended June 30,  Six months ended June 30,
                      2003          2002         2003          2002
                  (unaudited)                (unaudited)
                   __________    __________   __________    __________

Net income (loss),
  as reported     $    29,331   $     3,817  $    67,472   $   (59,548)
Add Stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -             -            -             -

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  Net of related tax
  effects              (5,948)       (5,882)     (11,896)      (11,764)
                   __________    __________   __________    __________

Pro forma net
  income (loss)   $    23,383   $    (2,065) $    55,576   $   (47,784)

Earnings per share:
  Basic -
    as reported   $      0.01   $      0.00  $      0.02   $     (0.01)
  Basic -
    pro forma     $      0.01   $      0.00  $      0.01   $     (0.01)

  Diluted -
    as reported   $      0.01   $      0.00  $      0.02   $     (0.01)
  Diluted -
    pro forma     $      0.01   $      0.00  $      0.01   $     (0.01)

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          June 30,          December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $   151,984         $    96,123
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,467,164           2,773,750
Finished goods (bottled wines            5,357,309           5,200,826
  and related products)                 __________          __________
                                       $ 7,976,457         $ 8,070,699

Less: amounts designated for distributor  (520,408)           (520,408)
                                        __________          __________

Current inventories                    $ 7,456,049         $ 7,550,291
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          June 30,          December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   976,838         $   984,954
Winery building and hospitality center   4,570,426           4,567,076
Equipment                                4,737,394           4,670,506
                                        __________          __________
                                        10,284,658          10,222,536

Less accumulated depreciation           (5,488,336)         (5,175,643)
                                        __________          __________
                                       $ 4,796,322         $ 5,046,893
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's continued focus on quality received recognition this past Quarter in a recently published book entitled, "Northwest Winery Guide" written by Andy Purdue, publisher and editor of Wine Press Northwest magazine.

He lists the Top Northwest Wineries: "If you want top quality in a broad range of wines, look to these wineries:" (7 in Washington including L'Ecole and Woodward Canyon, 2 in British Columbia, and 1 in Oregon - Willamette Valley Vineyards)

The Company's financial performance continued to improve showing a net profit for the quarter ended June 30, 2003, which exceeded our profit for the comparable period last year. The Company's expanded wine distribution effort in Oregon and sales to out-of-state distributors showed improvement in the Second Quarter of 2003 compared to the same period in the prior year. The results from the Company's retail operation were weaker for the quarter ended June 30, 2003, compared to the same quarter in the prior year.

Beginning in the First Quarter of 2003, the Company converted its long standing self-distribution sales organization into an enterprise titled Bacchus Fine Wines by hiring an experienced wine sales manager, increasing substantially the brands represented by the sales force and adding additional delivery vehicles and drivers.

Bacchus Fine Wines manager Mike Kuenz began mid-January of this year and now reports Bacchus is proud to represent products from around the world that exemplify the same quality and passion from their growing region as Company wines from the Willamette Valley and Southern Oregon. From Napa Valley Bacchus represents Elyse Winery, Anderson's Conn Valley, and Jarvis Vineyards from winemaker Dimitri Tchelistcheff. From California, organically grown Lolonis Vineyards, Thomas Fogarty and Toad Hollow. From Washington State in the Red Mountain AVA, Kiona Vineyards & Winery.

Bacchus believes it has one of best portfolios for Australian wines in Oregon with the addition of Click Imports. The Australian portfolio includes Andrew Harris, Kangarilla Road, Koppamurra, Meerea Park, Mitchell, Nepenthe Vineyards, Plantagenet and Sticks (found at Costco).

From Chile, the portfolio includes family owned and estate fruit wines from Santa Alicia. Canadian Ice Wine is beginning to develop a strong following and Paradise Ranch is considered at the top of the list. From Burgundy France in the Caves of Notre Dame, Bacchus views it an honor to represent Maison Jaffelin established in 1816. Also from France, Champagne Bricout, one of the most respected houses in Champagne, is part of the Bacchus offerings. Last but not least in the Bacchus book is the Spanish portfolio from Bodegas Franco. All together Bacchus represents 26 wineries and 161 different wines.

This change in distribution practices by the Company in Oregon has improved its ability to serve retail and restaurant accounts with a broader selection of fine wines.

Gross revenues from this self-distribution operation (Bacchus) increased 23% in the quarter ended June 30, 2003 from the same quarter in the prior year, with an increase in net operating income from this department of 22%.

Company officials discovered a significant loss of wine inventory in the control of a now former sales representative of approximately $100,000 at wholesale prices. This inventory was WVV wines and was not a result of the new distribution enterprise, Bacchus Fine Wines. The Company has filed an insurance claim with the maximum coverage limit of $50,000 less the $1,000 deductible and has notified local law enforcement officials. This loss of inventory has been recorded as Other Expense.

If the claim is paid, it will be recorded as Other Income in a future quarter.

Sales revenue to out-of-state distributors increased 36% in the quarter compared to the prior year with an increase in net operating income from this department of 39% compared to the prior year. Increased sales are resulting from higher promotional allowances given to distributors by the Company, and from the reduction in inventories of the Company's largest distributor network. Inventories of Company products held by this network have declined by 55% from the previous year. As a result, orders for shipment from the Company are increasing and are expected to continue to increase.

A review of Company invoices to the out-of-state distribution network and bill-backs received by this network and credits taken against Company invoices by this network show a significant net balance owed to the Company. This balance has accumulated over the two year period the distribution contract has been in force. If the Company's analysis is accepted by the distribution network, the Company will record this revenue in a future quarter.

Retail sales revenue declined by 8% in the quarter compared to the prior year and the net operating income from the Retail Department declined by 18% in the quarter ended June 30, 2003 compared to the prior year period. Gross margins for this department fell to 63% in the quarter ended June 30, 2003 compared to 66% in the same quarter in the prior year, accounting for the significant variation in net operating income reduction relative to sales. The Company saw an increase in revenue from rental activities of 28% compared to the prior year period, partially offsetting weaker retail performance.

Lower customer counts and purchases of lower margin, more popularly priced wines are affecting this quarter's performance. The Company is focusing on strengthening its retail programming and systems to measure and improve performance.

General and administrative expenses were 12% lower in this quarter as compared with previous year; due in part to the Company not filling vacated positions.

The Company increased depletions of its wine inventories by 8% in the quarter ended June 30, 2003 compared to the same quarter in the prior year. However, the Company continues to hold inventories in excess of an orderly production and depletion pattern. These inventories are a result of a larger than expected 2001 harvest and an attempt to produce and market wines from Southern
 Oregon in volume priced below the Company's Bordeaux and Rhone style flagship Griffin Creek brand. The Company will continue to deplete these excess inventories and will do so at the expense of gross margins.






RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:


                  Three months ended June 30,  Six months ended June 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   351,414   $   382,516  $   647,081   $   722,579
On-site and off-site
 festivals             21,826        33,037       64,997        78,863
In state sales        756,171       613,195    1,320,803     1,153,203
Out of state sales    481,064       354,809      955,000       722,686
Bulk wine/
 Misc. sales            8,640        28,215      163,815        28,215
                   __________    __________   __________    __________
Total Revenue     $ 1,619,115   $ 1,411,772  $ 3,151,696   $ 2,705,546

Less Excise Taxes      64,769        42,179      103,989        78,313
                   __________    __________   __________    __________
Net Revenue       $ 1,554,346   $ 1,369,593  $ 3,047,707   $ 2,627,233
                   ==========    ==========   ==========    ==========

Tasting room and retail sales, and rental income for the three months ending June 30, decreased 8% to $351,414 in 2003 from $382,516 for the same period in 2002. For the first six months of 2003, sales decreased 10% over the same period in 2002. Retail sales decreased during the second quarter of 2003 due in part to lower customer counts and purchases of lower margin, lower priced wines.

On-site and off-site festival sales for the second quarter of 2003 decreased 34% to $21,826 from $33,037 over the second quarter of 2002. During the f irst half of 2003, sales in this category decreased 18% over the same period in 2002. This decrease is due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

In prior periods, direct sales from the winery to independent distributors in the state of Oregon were included in out-of-state sales category. Beginning in the quarter ended June 30, these sales are accounted for in the in state sales category. In the second quarter of 2003 these sales increased 161% to $88,571 from $33,940 over the same period of 2002. The higher sales are a result of increased sales focus on these distributors by the new Bacchus management.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 23% to $756,171 in the second quarter of 2003 from $613,195 in the second quarter of 2002, adjusted for the change in reporting of in state distributor sales. Sales through the Company's independent sales force alone for the second quarter of 2003 increased 14% to $591,272 from $517,726 in the second quarter of 2002. The Company's direct instate sales to our largest customer increased 24% to $76,328 from $61,529 in 2002. These increases are largely the result of the improved sales management and broader product lines presented through the conversion to Bacchus Fine Wines.

Out-of-state sales in the second quarter of 2003 increased 36% to $481,064 from $354,809 in the second quarter of 2002, adjusted for the change in reporting of in state distributor sales. During the first six months on 2003, sales increased 32% over the same period in 2002. The higher sales are a result of increased promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company's excise taxes increased in the second quarter of 2003 to $64,769 from $42,179 for the same period in 2002. For the first half of 2003, excise taxes increased to $103,989 from $78,313 for the same period in 2002. This was due in part to the increased sales in the first half of 2003, increasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations decreased to 54% in the second quarter of 2003 as compared to 56% in the second quarter of 2002. We believe this non-GAAP disclosure provides a useful comparison to the second quarter of 2002. The Company has sold through many of the white wines from the very successful 2001 crush, and moved on to the slightly higher cost 2002 products reducing the gross margin. The Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $676,422 in the second quarter of 2003 from $675,377 in the second quarter of 2002. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 44% in the second quarter of 2003 from 49% in the second quarter of 2002. In a continued effort to reduce overhead and reliance on credit, the Company elected not to fill several positions vacated by employee turnover, and continued to manage sales expenditures to produce quantifiable increases in revenues.


Interest Income, Other Income and Expense

Interest income increased to $1,313 for the second quarter of 2003 from $1,288 for the second quarter of 2002. Interest expense decreased to $86,411 in the second quarter of 2003 from $89,350 in 2002. Interest costs were lower because the Company paid a lower interest rate on its line of credit.

The Company's other income (expense) is summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________

Amortization of deferred
 gain on 1999 Tualatin
 sale-lease back  $     6,246   $     6,246  $    12,492   $    12,492
Miscellaneous rebates   1,076            21        1,378            21
Inventory loss        (29,423)            -      (29,423)            -
Gain on Tualatin
 bare land sale             -             -        3,004             -
Farm Credit interest
 rebate                     -             -       22,617             -
                   __________    __________   __________    __________
Other income
 (expense)        $   (22,101)  $     6,267  $    10,068   $    12,513

Other income and expense was an expense of $22,101 for the second quarter of 2003 compared to income of $6,267 for the Second quarter of 2002. In the quarter ended June 30, 2003, in accordance with the 1999 sale-lease back at the Tualatin site, the Company recognized a gain of $6,246. The Company also received various rebate checks totaling $1,076 in the quarter ended June 30, 2003.

The Company discovered a significant loss of inventory in the control of a now former independent sales representative with a wholesale value of approximately $100,000, and an inventory cost of $29,423 that the Company expensed as other expense. The Company has filed an insurance claim with a maximum coverage limit of $50,000 less a $1,000 deductible, and has notified local law enforcement officials. If the insurance company pays the claim, it will be recorded as other income in a future quarter.

Income Taxes

As the Company experienced a net profit for the second quarter and first half of 2003 a $19,611 income tax expense was accrued for the quarter ended June 30, 2003, making the total accrued $45,038 for the six months ended June 30, 2003, based on the expected effective tax rate for 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had a working capital balance of $5.3 million and a current ratio of 2.7:1. At December 31, 2002, the Company had a working capital balance of $5.0 million and a current ratio of 2.3:1.

The Company had a cash balance of $276,436 at June 30, 2003.

At June 30, 2003, the line of credit balance was $1,743,074. The Company has a loan agreement with GE Commercial Distribution Finance Corporation that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, which must be maintained by the Company on a quarterly basis. As of June 30, 2003, the Company was in compliance with all of the financial covenants.

As of June 30, 2003, the Company had a total long-term debt balance of $3,052,784 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2002, the Company was in violation of 1 of 5 of its debt coverage covenants. Farm Credit Services has signed a waiver letter to the Company for this covenant.

At June 30, 2003, the Company owed $566,503 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

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


ITEM 3
Controls and Procedures

a) Evaluation of disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that to the best of their knowledge and as of such date, the Company's disclosure controls and procedures are effective to ensure that all material information required to be filed by the Company in this quarterly report that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal control over financial reporting. In the three months ended June 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

(a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: August 14, 2003     By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: August 14, 2003     By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



EXHIBIT INDEX

Exhibit

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.