Form 10QSB
period 2003-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2003-11-20
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of September 30, 2003 4,474,854 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                      September 30,         December 31,
                                            2003                2002
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   513,917         $   632,183
  Accounts receivable trade, net           729,502             519,861
  Inventories                            7,603,948           7,550,291
  Prepaid expenses and other
  current assets                            45,419              47,908
  Deferred income taxes                    148,212             148,212
                                        __________          __________
Total current assets                     9,040,998           8,898,455

Vineyard development cost, net           1,660,055           1,707,274
Inventories                                520,408             520,408
Property and equipment, net              4,714,599           5,046,893
Notes receivable from officer and other     65,079              61,948
Debt issuance costs, net                    69,195              73,628
Other assets                               219,524             238,647
                                        __________          __________
Total assets                           $16,289,858         $16,547,253
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,664,135         $ 2,050,171
  Current portion of long term debt        237,838             237,838
  Accounts payable                         640,073             371,253
  Accrued commissions and payroll          278,707             214,029
  Income taxes payable                     187,190             111,837
  Grapes payable                           538,771             870,058
                                        __________          __________
Total current liabilities                3,546,714           3,855,186

Long-term debt                           2,771,787           2,944,511
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    103,297              86,203
Deferred gain                              405,989             424,727
Deferred income taxes                      209,095             209,095
                                        __________          __________
Total liabilities                        8,536,882           9,019,722
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,474,854 and 4,469,444
  shares issued and outstanding at September 30,
  2003 and December 31, 2002             7,163,981           7,155,162
Retained earnings                          588,995             372,369
                                        __________          __________
Total shareholders' equity               7,752,976           7,527,531
                                        __________          __________
Total liabilities and shareholders'
equity                                 $16,289,858         $16,547,253
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________
Net Revenues
  Case Revenue    $ 1,853,417   $ 1,511,502  $ 4,737,309   $ 4,110,832
  Custom Crush-
    Bulk Revenue       69,906             -      233,721        28,215
                   __________    __________   __________    __________
Total Revenue       1,923,323     1,511,502  $ 4,971,030     4,139,047

Cost of Sales
  Case                884,890       697,352    2,230,806     1,873,337
  Bulk                 57,833             -      179,444        28,405
                   __________    __________   __________    __________
Total Cost of Sales   942,723       697,352    2,410,250     1,901,742

Gross Margin          980,600       814,150    2,560,780     2,237,305

Selling, general and administrative
  expense             751,202       651,145    2,058,035     1,970,811
                   __________    __________   __________    __________
Net operating
  income              229,398       163,005      502,745       266,494

Other income (expense)
  Interest income       1,160         1,333        3,787         3,727
  Interest expense    (83,657)      (89,177)    (257,189)     (267,120)
  Other income
    (expense)         101,690         6,246      111,758        18,758
                   __________    __________   __________    __________
Net income before
  income taxes        248,591        81,407      361,101        21,859

Income tax             99,437             -      144,475             -
                   __________    __________   __________    __________
Net income            149,154        81,407      216,626        21,859

Retained earnings beginning of
  period              439,841       176,346      372,369       235,894
                   __________    __________   __________    __________
Retained earnings
  end of period   $   588,995   $   257,753  $   588,995   $   257,753
                   ==========    ==========   ==========    ==========
Basic income per
  common share    $       .03   $       .02  $       .05   $       .01

Diluted income per
  common share    $       .03   $       .02  $       .05   $       .01

Weighted average number of
basic common shares
outstanding         4,474,854     4,469,444    4,474,064     4,468,560

Weighted average number of
diluted common shares
outstanding         4,483,157     4,469,444    4,474,171     4,473,457

The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Nine months ended September 30,
                                            2003                2002
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   216,626         $    21,859
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            543,303             572,045
  Gain on disposal of fixed assets          (3,004)                  -
  Stock issued for compensation              8,819               3,941

Changes in assets and liabilities:
  Accounts receivable trade               (209,641)            299,534
  Inventories                              (53,657)           (461,119)
  Prepaid expenses and other
    current assets                           2,489              86,061
  Note receivable                           (3,131)              7,975
  Other assets                              13,013              13,380
  Accounts payable                         268,820            (222,085)
  Accrued commissions and payroll costs     64,678              (2,638)
  Income taxes payable                      75,353                   -
  Grape payables                          (331,287)           (583,467)
  Deferred rent liability                   17,094              19,359
  Deferred gain                            (18,738)            (18,738)
                                        __________          __________
Net cash provided by (used in)
  operating activities                     590,737            (263,893)
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (143,749)            (50,517)
  Vineyard development expenditures         (6,057)                  -
  Proceeds from the sale of property
    and equipment                           15,128                   -
  Investments                                1,000             (50,228)
                                        __________          __________
Net cash used in investing activities     (133,678)           (100,745)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                      (16,565)                  -
  Net (decrease) increase in line of
    Credit balance                        (386,036)            147,500
  Proceeds from stocks options exercised         -               8,575
  Repayments of long-term debt            (172,724)           (183,316)
                                        __________          __________
Net cash (used in)
  financing activities                    (575,325)            (27,241)
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (118,266)           (391,879)

Cash and cash equivalents:
  Beginning of period                      632,183             504,510
                                        __________          __________
  End of period                        $   513,917         $   112,631
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2002, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic and diluted net income per share and Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. There were total common stock equivalent shares of 8,303 and 106 shares included in the computation of dilutive earnings per share for the three andnine months ended September 30, 2003, respectively. There were total common stock equivalent shares of zero and 4,897 shares included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2002, respectively.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter and nine months ended September 30:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2003          2002         2003          2002
                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                   __________    __________   __________    __________

Net income,
  as reported     $   149,154   $    81,407  $   216,626   $    21,859
Add Stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -             -            -             -

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  Net of related tax
  effects              (5,948)       (5,882)     (17,844)      (17,646)
                   __________    __________   __________    __________

Pro forma net
  income          $   143,206   $    75,525  $   198,782   $     4,213

Earnings per share:
  Basic -
    as reported   $      0.03   $      0.02  $      0.05   $      0.01
  Basic -
    pro forma     $      0.03   $      0.02  $      0.04   $      0.00

  Diluted -
    as reported   $      0.03   $      0.02  $      0.05   $      0.01
  Diluted -
    pro forma     $      0.03   $      0.02  $      0.04   $      0.00

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                       September 30,        December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    27,590         $    96,123
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,762,802           2,773,750
Finished goods (bottled wines            6,333,964           5,200,826
  and related products)                 __________          __________
                                       $ 8,124,356         $ 8,070,699

Less: amounts designated for distributor  (520,408)           (520,408)
                                        __________          __________

Current inventories                    $ 7,603,948         $ 7,550,291
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                       September 30,        December 31,
                                            2003                2002
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   976,838         $   984,954
Winery building and hospitality center   4,577,467           4,567,076
Equipment                                4,803,864           4,670,506
                                        __________          __________
                                        10,358,169          10,222,536

Less accumulated depreciation           (5,643,570)         (5,175,643)
                                        __________          __________
                                       $ 4,714,599         $ 5,046,893
                                        ==========          ==========




5) SUBSEQUENT EVENTS:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Wine quality continues to be the focus of management. The number of vineyards where the Company obtains its fruit has been reduced, allowing winemaking and vineyard personnel to give each remaining site more attention. As the new plantings at the Company's Tualatin Estate vineyard continue to mature, fewer wine grapes are needed from contracted vineyards.

Careful canopy management and cluster thinning to restrict yield and improve flavors are leading to Company grown, higher quality, higher margin wines. Small fermenters, under 1 ton in size, are used to cold soak the red wine grape berries prior to a natural yeast fermentation and gentle punch downs by hand.

The Company is making a higher percentage of its red wines in small open top fermenters than ever before.

Recognition of the Company's wines was given a boost this third quarter when bottles of the Company's wines again appeared on the set of NBC's popular sitcom, FRIENDS.

Sales in all departments increased in the third quarter compared to the same period in the prior year. This continued a positive trend for both in-state wholesale and out-of-state sales to distributors and reversed the retail sales decline experienced in the first two quarters of 2003.

Net operating income for the third quarter of 2003 increased 41%, of which 8% related to custom crush work. This increase is due to an increase of 23% in total case revenue.

Gross margins in the third quarter of 2003 declined from 54% to 51% in the same period in the prior year. This was due predominately to an increase in sales allowances of approximately $50,000. These sales allowances were provided to distributors to reduce their selling prices and increase depletions.

In-state sales through the Company's sales force, Bacchus Fine Wines, increased 35% in the third quarter of 2003 over the same period in 2002. This increase is a result of higher sales of both the Company's wines and other distributed products this quarter over the prior year.

Bacchus Fine Wines now represents 35 wineries and 202 different wines. Riedel, producer of the finest wine glassware in the world selected Bacchus to exclusively represent Riedel in Oregon to restaurant and retail accounts. Bacchus increased the size of its delivery fleet and sales force in this quarter and is expected to increase its staff and number of delivery vans over the next several quarters. This wine distributorship held its first annual show this September attended by 125 retailer and restaurant buyers and staff at the winery where experts presented seminars on wine and food.

Sales to out-of-state distributors increased 22% over the prior year. The winery held its first national sales competition by offering qualifying distributor sales representatives a trip to Oregon wine country this September for achieving certain sales goals.

Out-of-state distributors' sales of the Company's wines to their retail customers have increased 12% for the nine months. The large inventories previously held by the distributors of the Company's wines have now been drawn down, increasing shipments from the winery during this period.

Retail sales increased 9% for the quarter over the prior year. These positive results are due to the increase in Key Customer Service
Representative direct sales and hospitality revenue derived from rental of the winery's facilities for meetings and weddings.

Selling, general and administrative expenses increased 15% in the third quarter 2003 over the same period in the prior year. This increase was a result of selling expenses increasing 27% to 546,026 from $429,532 during this period. A 7% reduction in general and administrative expenses to 205,176 in the third quarter of 2003 from $221,613 in the same period of 2002, helped alleviate some of the increase in selling expenses.

The Company filed an insurance claim due to the significant loss of wine inventory in the control of a now former sales representative reported in the second quarter. The claim was accepted, paid and is recorded in the third quarter results under Other Income.

Over the past few years the Company's wine production has outpaced sales and as a result the Company's inventory balance has grown. In the past two years the Company has taken several steps in order to reduce the inventory balance in order to bring it more in line with current sales volumes. Beginning with the 2002 crush, the Company decreased the amount of grapes received from outside contractors. The Company continued to decrease grapes received from contractors in 2003 and plans to again decrease the amount of grapes received in 2004. In order to increase sales, the Company is currently in search of a National Sales Manager who will devote time to working with out of state distributors in order to increase depletions at these distributors. Also, in an effort to increase sales, prices of some older wines may be reduced in the future which would negatively impact margins but the Company expects to continue to receive positive margins on all of the vintages in inventory.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:


                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   445,993   $   410,659  $ 1,093,073   $ 1,133,549
On-site and off-site
 festivals             20,817        46,161       85,814       125,023
In state sales        915,025       667,886    2,235,829     1,819,696
Out of state sales    534,532       439,708    1,489,532     1,163,788
Bulk wine/
 Misc. sales           69,906             -      233,721        28,215
                   __________    __________   __________    __________
Total Revenue     $ 1,986,273   $ 1,564,414  $ 5,137,969   $ 4,270,271

Less Excise Taxes      62,950        52,912      166,939       131,224
                   __________    __________   __________    __________
Net Revenue       $ 1,923,323   $ 1,511,502  $ 4,971,030   $ 4,139,047
                   ==========    ==========   ==========    ==========

Tasting room and retail sales, and rental income for the three months ending September 30, increased 9% to $445,993 in 2003 from $410,659 for the same period in 2002. For the first nine months of 2003, sales decreased 4% over the same period in 2002. Retail sales increased during the second quarter of 2003 due in part to higher customer counts and improved telephone sales.

On-site and off-site festival sales for the third quarter of 2003 decreased 55% to $20,817 from $46,161 over the third quarter of 2002. During the first nine months of 2003, sales in this category decreased 31% over the same period in 2002. This decrease is due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

In prior periods, direct sales from the winery to independent distributors in the state of Oregon were included in out-of-state sales category. Beginning in the quarter ended June 30, 2003 these sales are accounted for in the in state sales category. In the third quarter of 2003 these sales increased 135% to $122,919 from $52,301 over the same period of 2002. The higher sales are a result of increased sales focus on these distributors by the new Bacchus management.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 37% to $915,025 in the third quarter of 2003 from $667,886 in the third quarter of 2002, adjusted for the change in reporting of in state distributor sales. Sales through the Company's independent sales force alone for the third quarter of 2003 increased 35% to $712,118 from $527,759 in the third quarter of 2002. The Company's direct instate sales to our largest customer decreased 9% to $79,988 from $87,826 in 2002. These increases are largely the result of the improved sales management and broader product lines presented through the conversion to Bacchus Fine Wines.

Out-of-state sales in the third quarter of 2003 increased 22% to $534,532 from $439,708 in the third quarter of 2002, adjusted for the change in reporting of in state distributor sales. During the first nine months of 2003, sales increased 28% over the same period in 2002. The higher sales are a result of increased promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company pays excise taxes to the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company's excise taxes increased in the third quarter of 2003 to $62,950 from $52,912 for the same period in 2002. For the first nine months of 2003, excise taxes increased to $166,939 from $131,224 for the same period in 2002. This was due in part to the increased sales in the first nine months of 2003, increasing overall sales volumes and taxes paid by volume.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations decreased to 51% in the third quarter of 2003 as compared to 54% in the third quarter of 2002. The Company has sold through many of the white wines from the very successful 2001 crush, and moved on to the slightly higher cost 2002 products reducing the gross margin. The Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $751,202 in the third quarter of 2003 from $651,145 in the third quarter of 2002. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 39% in the third quarter of 2003 from 43% in the third quarter of 2002. In a continued drive to increase sales, the Company increased spending on visits to out-of-state distributor markets, and on delivery and marketing support instate for Bacchus Fine Wines.

Amounts paid by customers to the Company for shipping and handling expenses are included in the net revenue. Expenses incurred for shipping and handling charges are included in selling, general and administrative expense. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling expenses as a cost of goods sold.


Interest Income, Other Income and Expense

Interest income decreased to $1,160 for the third quarter of 2003 from $1,333 for the third quarter of 2002. Interest expense decreased to $83,657 in the third quarter of 2003 from $89,177 in 2002. Interest costs were lower because the Company paid a lower interest rate on its line of credit.

The Company's other income (expense) is summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2003          2002         2003          2002
                   __________    __________   __________    __________

Amortization of deferred
 gain on 1999 Tualatin
 sale-lease back  $     6,246   $     6,246  $    18,738   $    18,738
Miscellaneous rebates      75             -        1,453            21
Inventory loss              -             -      (29,423)            -
Insurance settlement
 for inventory loss    95,369             -       95,369             -
Gain on Tualatin
 bare land sale             -             -        3,004             -
Farm Credit interest
 rebate                     -             -       22,617             -
                   __________    __________   __________    __________
Other income
 (expense)        $   101,690   $     6,246  $   111,758   $    18,759

Other income and expense was income of $101,690 for the third quarter of 2003 compared to income of $6,246 for the third quarter of 2002. This increase is primarily due to insurance proceeds received related to an inventory loss. In the quarter ended September 30, 2003, in accordance with the 1999 sale-lease back at the Tualatin site, the Company recognized a gain of $6,246. The Company also received various rebate checks totaling $75 in the quarter ended June 30, 2003.

The Company discovered a significant loss of inventory in the control of a now former independent sales representative with a wholesale value of approximately $100,000, and an inventory cost of $29,423 that the Company expensed as other expense. The Company filed an insurance claim and notified local law enforcement officials. The insurance company paid $95,369 for claim and the Company recorded it as other income in the third quarter.

Income Taxes

As the Company experienced a net profit for the third quarter and first nine months of 2003 a $99,437 income tax expense was accrued for the quarter ended September 30, 2003, making the total accrued $144,475 for the nine months ended September 30, 2003, based on the expected effective tax rate for 2003.

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital balance of $5.5 million and a current ratio of 2.55:1. At December 31, 2002, the Company had a working capital balance of $5.0 million and a current ratio of 2.3:1.

The Company had a cash balance of $513,917 at September 30, 2003.

At September 30, 2003, the line of credit balance was $1,664,135. The Company has a loan agreement with GE Commercial Distribution Finance Corporation that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, which must be maintained by the Company on a quarterly basis. As of September 30, 2003, the Company was in compliance with all of the financial covenants.

As of September 30, 2003, the Company had a total long-term debt balance of $3,009,625 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. At December 31, 2002, the Company was in violation of 1 of 5 of
its debt coverage covenants.   The Company obtained the waiver from Northwest
Farm Credit Services related to a violation of the debt/net worth financial covenant on March 17, 2003. The waiver for the referenced covenant extends through December 31, 2003; no consideration was paid to FCS for the waiver. The debt/net worth financial health covenant required a ratio not exceeding 1.10:1. At December 31, 2002 the Company's ratio was 1.20:1 (9,019,722/7,527,531.) The Company must maintain compliance with the debt covenant for the Farm Credit Services debt agreement on an annual basis at December 31. In the event of future non-compliance with the Company's debt covenants, Northwest Farm Credit Services would have the right to declare the Company in default, and at Farm Credit Service's option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

At September 30, 2003, the Company owed $538,771 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

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


ITEM 3
Controls and Procedures

a) The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

b) There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: November 19, 2003    By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: November 19, 2003    By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



EXHIBIT INDEX

Exhibit

31.1 Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification by Sean M. Cary pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.