Form 10KSB
period 2003-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-04-15
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

            _______________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock

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

                                      As of December 31, 2003

Issuer's revenues for its most recent fiscal year:    $7,438,981

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $9,496,493

Number of shares of Common Stock outstanding:      4,479,478

Transitional Small Business Disclosure Format:     YES [ ] No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE





ITEM 1.     DESCRIPTION OF BUSINESS.

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

In December 1999, the Company sold one parcel of three parcels offered for sale at its Tualatin Estate Vineyard. The Company entered into an agreement with the new owners to lease back the land for growing grapes for use in the Company's Estate bottling program. The final purchase price paid was $1,500,000 for the 80-acre parcel. The lease is for twenty years with three 5-year renewals at the Company's option. The Company continues to offer the two remaining properties and equipment on the same type of sale/leaseback arrangement. One parcel contains 75 acres priced at $725,000 and the last parcel, which contains the Tualatin Estate winery plus 115 acres, is priced at $1,605,000.

The Company also leases Belle Provenance Vineyards, formerly known as O'Connor Vineyards, on a ten-year contract adding an additional 59 producing acres. All of these vineyards are within the Willamette Valley Appellation.


Products

Under its Willamette Valley Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:
Pinot noir, the brand's flagship and its largest selling varietal in 2002, from $15 to $60 per bottle; Chardonnay, from $14 to $25 per bottle; Pinot gris, $14 per bottle; Riesling and Oregon Blossom (blush blend), $9 per bottle, all bottle prices included herein are the suggested retail prices. The Company's mission for this brand is to become the premier producer of Pinot noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $9 per bottle, under a "Made in Oregon Cellars" label, all bottle prices are suggested retail prices.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles:
Pinot noir, the brand's flagship, $28 per bottle; Chardonnay, $14 per bottle; Semi-Sparkling Muscat, $15 per bottle; Late Harvest Gewurztraminer, $20 per bottle; and Pinot blanc, $14 per bottle, all bottle prices are suggested retail prices. The Company's mission for this brand is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

In November 1998, the Company released a new label under the Griffin Creek brand name, which the Company owns. This represents a joint effort between the Company and Quail Run Vineyards to develop a new brand of wines from the Southern Oregon growing region. Currently, the Company has several varieties under this label: Merlot, the brand's flagship, $30 per bottle; Syrah, $35 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $35 per bottle; The Griffin (a Bordeaux blend), $70 per bottle; Pinot gris, $18 per bottle; Viognier, $25 per bottle; and Pinot noir, $25 per bottle, all bottle prices are suggested retail prices. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.


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

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 2003, there were over 200 commercial wineries licensed in Oregon and over 13,400 acres of wine grape vineyards, 10,700 acres of which are currently producing. Total production of Oregon wines in 2003 is estimated to be approximately 1,379,162 cases. Oregon's entire 2003 production would have an estimated retail value of approximately $206.9 million, assuming a retail price of $150 per case, and a FOB value of approximately one-half of the retail value, or $103.5 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2003, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the third quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the Belle Provenance Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the Belle Provenance vineyard will not be at the expense of the Company, because under the terms of the lease, it would be the responsibility of the landowner.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 50 acres planted and 40 acres producing which includes 17 acres of Pinot noir and 8 acres of Riesling grape vines planted in 1985, which were grafted to Pinot noir in 1999. The Company planted 8 acres of Pinot gris vines in May 1992 and 6 acres of Chardonnay vines in 1993. In 1996, the Company planted its remaining 11 acres in Chardonnay and Pinot gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

These new French clones are called "Dijon clones" after the University in Burgundy who assisted in their selection and shipment to a US government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new clones are numbered 113, 114, 115, 667 and 777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been grafted onto 8 acres of self rooted, non disease resistant vines at the Company's Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot noir into Oregon also arranged by the University of Dijon, which were planted at the Company's Estate Vineyard on disease resistant rootstock.

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December
1999) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot noir, which is the Company's flagship varietal. All of the new planting will be available to harvest in the next one to two years.

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards, now known as Belle Provenance, (59 acres) located near
Salem to manage and obtain the supply of grapes from Belle Provenance
Vineyards.

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

Grape Supply. In 2003, the Company's 40 acres of producing estate vineyard yielded approximately 119 tons of grapes for the Winery's thirteenth crush. Tualatin Vineyards produced 503 tons of grapes in 2003. Belle Provenance Vineyards produced 102 tons of grapes in 2003. In 2003, the Company purchased an additional 193 tons of grapes from other growers. The Winery's 2003 total wine production was 219,227 gallons (92,208 cases) from its 2001 and 2002 crushes. The Company expects to produce 141,713 gallons in 2004 (59,605 cases) from its 2002 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See
"CERTAIN TRANSACTIONS."

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


Winery

Wine Production Facility. The Company's Winery and production facilities, built at an initial cost of approximately $1,500,000, were originally capable of producing up to 75,000 cases of wine per year, depending on the type of wine produced. In 1996 the Company invested an additional $750,000 to increase its capacity from 75,000 cases to its present capacity of 104,000 cases (250,000 gallons). It added one large press, six stainless steel fermenters, and handling equipment to increase its capacity to the new level. It also expanded the size of its crush pad to meet the needs of the additional tons of grapes crushed. In 2003, the Winery produced 219,227 gallons (92,208 cases) from its 2001 and 2002 crushes. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. A 12,500 square foot outside production area was added for the crushing, pressing and fermentation of wine grapes. In 1993, a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine was constructed at a cost of approximately $70,000. This facility was converted to barrel storage in 1998 in order to accommodate an additional 750 barrels for aging wines. This change increases the Company's barrel aging capacity at the Turner site. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The settling tank and sprinkler system were installed at a total cost of approximately $20,000.

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

Just outside the Hospitality Center, the Company has planned a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle. As designed, a removable fabric top making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events can cover the quadrangle. The Company utilizes this space to host numerous events, most notably the annual fundraiser for the Marion-Polk Food Share, "Chefs' Nite Out."

The Company believes the addition of the Hospitality Center and the park and quadrangle has made the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $2,777,779 at December 31, 2003 and $3,003,720 at December 31, 2002. The mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,140,159 on December 31, 2003. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $637,620 on December 31, 2003.

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

Beginning with the Company's first vintage in 1989, the Company's annual grape harvest and wine production are as follows:

             Tons of
             Grapes      Production               Cases
Crush Year   Crushed        Year                 Produced

1989          203
1990          206           1990                  13,200
1991          340           1991                  13,400
1992          565           1992                  22,100
1993          633           1993                  38,237
1994          590           1994                  41,145
1995          885           1995                  40,411
1996         1290           1996                  53,693
1997         1426           1997                  91,793
1998         1109           1998                  77,064
1999         1383           1999                  81,068
2000         1223           2000                  98,936
2001         1859           2001                  85,554
2002         1091           2002                 110,063
2003          917           2003                  92,208

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2003, direct sales make up approximately 22% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives who take wine orders and make deliveries on a commission-only basis, currently carry out the self-distribution program. Company provided trucks and delivery drivers support several of these sales representatives. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,200 restaurant and retail accounts established as of December 31, 2003. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but then expanded to the Oregon coast, and then into southern Oregon. For 2003, approximately 46% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.

Shareholders. As a public company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,091 shareholders of record, which represents approximately 5,000 wine consumers since family members hold many shares jointly. The Company's shareholders, as a group, purchase a significant portion of the Company's cork-finished wines directly from the Winery.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received Excellent to Recommended reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand for the foreseeable future. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.


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


Employees

As of December 31, 2003 the Company had 49 full-time employees and 31 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company continues to believe it maintains positive relations with its employees.

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


ITEM 2.     DESCRIPTION OF PROPERTY.

See "DESCRIPTION OF BUSINESS -- Winery" and "-- Vineyard".


ITEM 3.     LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company's management does not know of any such action being contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2003.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "WVVI." As of December 31, 2003, there were 3,091 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ
Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/03       6/30/03       9/30/03         12/31/03
High        $1.74          $1.53         $2.05           $2.30
Low         $1.26          $1.08         $1.18           $1.64

Quarter Ended

           3/31/02       6/30/02       9/30/02         12/31/02
High        $1.94          $1.84         $1.60           $1.77
Low         $1.51          $1.10         $1.18           $1.00

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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




CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We capitalize internal vineyard development costs subsequent to the developing vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs. Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.

The Company pays depletion allowances to the Company's distributors based on their sales to their customers. The Company sets these allowances on a monthly basis, and the Company's distributors bill them back on a monthly basis. All depletion expenses associated with a given month are expensed in that month as a reduction of revenues. The Company also pays a sample allowance to the Company's distributors in the form of a 1.5% discount applied to invoices for product sold to the Company's distributors. The expenses for samples are expensed at the time of sale in the selling, general and administrative expense. The Company's distributors use the allowance to sample product to prospective customers.

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

OVERVIEW


RESULTS OF OPERATIONS

The Company's net income in the first three Quarters of 2003 is primarily a result of increased margins from the sale of wines that have lower production costs. Since Management reduced production volumes due to higher inventories, per unit costs are increasing, reducing gross margins and net income per case in the final quarter of 2003. Production costs were reduced in 2003 and are expected to decline over the next several years due to new lower cost winegrape contracts. Per unit costs will not decline until bottled inventory is reduced and wine production returns to current sales levels.

Annual operating performance was affected significantly by Fourth Quarter events. A large portion of the higher expenses was the result of planned investment by the Company. Management took advantage of the stronger net profits and recent federal business tax incentives by making substantial repairs to the winery buildings and equipment, adding delivery vehicles to its Wholesale Department, a warehouse office, new network servers, group software, accounting software upgrades permitting wholesale sales orders to be entered contemporaneously with remote handheld devices, a new Retail Point of Sale system and new computers for the Retail Key Customer Service Representatives for recording sales and customer information.

Management chose the Fourth Quarter to expand the sales and delivery infrastructure of its Oregon Wholesale Department named Bacchus Fine Wines. The Company is increasing its representation of brands other than its own through its Oregon sales force. The Company expects to increase its inventories of these wines, which will place additional demands on the use of cash. The Company is protecting the loyalty and focus of its sales force by limiting representation of only Oregon brands the Company owns and out-of-state brands which fill other product needs of retail licensees the Company does not produce. The Company is engaging in this strategy to provide more value to its retail licensees, improve sales management and representation and increase profits.

Although the Bacchus Fine Wines department experienced record growth of 42% in the Fourth Quarter, net results declined from the same period in the prior year due to this expansion. This department finished the year contributing the most increase in net operating results as compared to other departments. Bacchus gross margins were expected to decline and are expected to continue to decline as sales of wines purchased from other suppliers and resold to retail accounts at lower margins increase.

During the first part of 2003, many of the lower cost 2001 Willamette Valley Vineyards vintage wines were sold and replaced later in the year by new higher cost vintages reducing gross margins, particularly in the Retail Department. Combined with unplanned and substantially higher expenses, Retail posted its weakest financial performance in the Fourth Quarter in some time. Management has identified the causes of the higher sample use, higher sales commissions and inventory losses and has taken corrective action. Prior to the Fourth Quarter, Retail outperformed the prior year.

Out-of-state sales to distributors grew in the Fourth Quarter by 30%. This sales growth more than offset the higher cost of goods. The CEO continued in 2003 the extensive travel schedule making sales presentations to distributor staffs and their retail customers. The Company increased its role in the industry's Oregon Pinot Camp and conducted a national sales contest for selected distributor sales staffs that resulted in a trip to Oregon. Among the winners was top performer Premier Beverage of Florida increasing sales 93% earning nine places on the trip.

During 2003 Company officials discovered a significant loss of wine inventory in the control of a now former sales representative of approximately $100,000 at wholesale prices. This inventory was WVV wines and was not a result of the new distribution enterprise, Bacchus Fine Wines. The Company filed an insurance claim, which was accepted, paid and is recorded under Other Income.

Management has strengthened inventory controls in the wake of this significant loss of wine inventory. Sales representative handling of inventory is physically inspected at random and all samples reviewed by the General Sales Manager. Tasting Room daily sales and sampling are reconciled against daily deliveries from the warehouse. Management is implementing a system where all inventory movements in and out of the warehouse are to be recorded in the Company's accounting system contemporaneously with the movement.

Management is planning to reduce wine inventories and its accompanying credit line requirements by reducing the 2004 and 2005 crush volumes from historic highs and focus its production operations by reducing the number of products to those that most contribute to the reputation of its core brand and product, Willamette Valley Vineyards vintage Pinot noir and the Company's earnings and sales growth.



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

Please note the following list of some of the Company's wines that are currently in distribution:

Willamette Valley Vineyards

Red Wines
1998 Signature Cuvee Pinot Noir           93 points, Top 100 -
                                             Wine Enthusiast

1999 Signature Cuvee Pinot Noir           91 points, Cellar Selection -
                                             Wine Enthusiast

1998 Estate Vineyard Pinot Noir           89 points - Wine Spectator

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

2000 Freedom Hill Vineyard Pinot Noir     89 points - Wine Spectator

1998 Karina Vineyard Pinot Noir           90 points - Wine Spectator

1999 Karina Vineyard Pinot Noir           90 points - Wine Enthusiast

1998 Hoodview Vineyard Pinot Noir         90 points - Wine Spectator
                                          Top 3 out of 83 rated Oregon
                                             Pinots - The Vine

1999 Hoodview Vineyard Pinot Noir         90 points - Wine Spectator

1999 Founders' Reserve Pinot Noir         90 points - Wine Spectator

2000 Pinot Noir                           Top 25 under $25 - Bon
                                             Appetit

2001 Whole Cluster Pinot Noir             87 points & Best Buy - Wine
                                             Enthusiast
White Wines
1998 Estate Vineyard Chardonnay           90 points - Wine Spectator

2000 Chardonnay                           88 points/Best Buy - Wine
                                             Enthusiast

2000 Founders' Reserve Pinot Gris         88 points - Wine Enthusiast

2001 Pinot Gris                           87 points - Wine Spectator

2002 Pinot Gris                           89 points/Best Buy - Wine
                                             Enthusiast

2002 Gewurztraminer                       88 points/Best Buy - Wine
                                             Enthusiast

2002 Riesling                             88 points - Wine Enthusiast

2002 Founders' Reserve Sauvignon Blanc    90 points - Wine Enthusiast


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

1998 Chardonnay                           87 points - Wine Spectator


Griffin Creek

Red Wines
1996 Merlot                               91 points - Wine Spectator

1997 Merlot                               91 points - Beverage Tasting
                                             Institute

1998 Merlot                               89 points - Wine Spectator

1999 Merlot                               90 points - Wine Spectator

1999 Cabernet Sauvignon                   89 points - Wine Spectator

1999 Cabernet Franc                       88 points - Wine Enthusiast

2000 Syrah                                90 points - Wine Spectator

1999 Pinot Noir                           88 points - Wine Spectator


Sales

Finished wine revenues increased 20% in 2003 from the previous year. Unit sales increased 22% from the previous year. Case sales from the Winery increased from 73,854 in 2002 to 90,294 in 2003 for product manufactured by the Company. The Company also experienced an increase of 163% in unit sales for products other than its own through Bacchus Fine Wines, from 1,066 in 2002 to 5,233 in 2003. The Company's distributors experienced a collective increase of 15% in sales of Company products to their retail customers in 2003. This helped the distributors sell through the substantial volume of wines they acquired in 2001, reducing the amount of wines held in their inventory to be sold in 2004.

Wine Inventory

The Company has a substantial inventory of '99, '00, '01 and '02 vintage super premium, and ultra premium wines like Vintage Pinot noir, Single Vineyard Designated Pinot noirs, and Griffin Creek Bordeaux and Rhone varietals. Total finished wine inventory increased to 137,399 cases in 2003 from 133,369 the previous year due to the building of inventory items not released until later years, and the purchasing of other brand's product for resale by Bacchus Fine Wines. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results. The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2004. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2003 Quarter Ended  Fiscal 2002 Quarter Ended
                     (in thousands)          (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $296  $351  $446   $485  $340  $383  $411   $432
On-site and off-site
festivals         43    22    21     22    46    33    46     19
In-state sales   591   756   915  1,292   564   613   668    934
Bulk/Grape sales 155     9    70     26     -    28     -      2
Out-of-state
sales            447   481   535    679   344   355   439    523
Total winery
revenues       1,532 1,619 1,987  2,504 1,294 1,412 1,564  1,910


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2003        2002        2001
Tasting room and retail sales     $1,578      $1,566      $1,409
On-site and off-site festivals       108         144         206
In-state sales                     3,554       2,779       2,802
Bulk /Grape Sales                    260          30         353
Out-of-state sales                 2,142       1,661       2,461
Revenues from winery operations   $7,642      $6,180      $7,231

Less Excise Taxes                    340         191         200

Net  Revenue                      $7,302      $5,989      $7,031

2003 Compared to 2002.

Tasting room sales for the year ended December 31, 2003 increased 1% to $1,577,622 from $1,566,349 for the same period in 2002. This was primarily due to telephone and mail order sales for the year ended December 31, 2003 increasing 12% to $444,714 from $398,360 for the same period in 2002. The focus on telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department. The Company experienced a decrease in revenue during 2003 in on-site and off-site festivals revenue of $107,666 over $143,887 in the same period in 2002. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.

In prior periods, direct sales from the winery to independent distributors in the state of Oregon were included in out-of-state sales category. Beginning in the quarter ended June 30, 2003, these sales are accounted for in the in-state sales category. For the year ended December 31, 2003, these sales increased 124% to $367,857 from $164,317 over the same period of 2002. The higher sales are a result of increased sales focus on these distributors by the new Bacchus management.

Wholesale sales in the state of Oregon for the year ended December 31,
 2003, through the Company's independent sales force and through direct sales from the winery, increased 28% to $3,554,499 from $2,779,335 for the same period in 2002. Large chain retailers dominate Oregon's retail wine environment. For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $339,022 in 2003, down from $343,876 in 2002.

Out-of-state sales for the year ended December 31, 2003, increased 29% to $2,141,989 from $1,661,184 for the same period in 2002.
Depletions of wine through the Company's distributors to their customers increased in 2003 by 15%, to 27,042 units, from 23,602 units in 2002. After adjusting for deeply discounted, non-continuing Chardonnay sales in 2003, these depletions increased 11% to 26,244 from 23,602. The Pinot noir variety led sales in 2003.

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The total excise taxes incurred in 2003 was $339,608, as compared to $191,325 in 2002.
Sales data in the discussion above is quoted before the exclusion of excise taxes.

In February and March of 2004, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax. Due to the formation of Homeland Security and the transfer of Alcohol, Tobacco and Firearms criminal investigators to the Department of Justice, Congress funded a new audit function in the new Tobacco and Trade Bureau in the Department of Treasury. The Company was their first winery audit in the Northwest. The lead auditor reported studying the Company's public SEC filings, which included gallonage production numbers.

The result of this audit was a substantial amount of back excise taxes due principally to the Company's incorrect application of the federal small winery tax credit. Congress previously increased wine taxes from 17 cents to $1.07 per gallon but provided a 90-cent exemption for small wineries on the first 100,000 gallons produced. This credit declines when production surpasses 150,000 gallons by 1% for every additional 1,000 gallons. The Company's error in the applicatiin of this credit may also result in considerable penalty and interest assessments due in part to the requirement that tax returns must be accurately filed every two weeks. Although sales declined in 2002, the tax rate on those sales, unknown to Management, actually rose rapidly due to the processing of the large amount of grape tonnage in the past several years. Although the exact amount of any back taxes, accrued interest and penalties, if any, is not known, included in accrued expenses for December 31, 2003 is an estimate of $80,000 for such expenses.

The federal auditors did assist the Management in identifying exemptions to the tax, which had not been previously claimed. While the results of this audit depressed earnings in 2003, Management believes the clarification of federal tax provisions could lead to lower per gallon costs in the near future and procedures that result in biweekly tax return filings that will not result in underreported tax. Due to the small size of the winery and accounting staff, the Management closes its books monthly and will choose to overpay the federal excise tax timely on the mid-month returns to escape the federal penalties.

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 48% for fiscal year 2003 as compared to 54% for 2002. The sales of bulk wine, and revenue from custom crush services, as well as increased Bacchus sales of distributed products at slim margins, reduced the gross margin in 2003. The cost of sales increased in 2003 for many varieties, though the average sales price did not change. The Company had significant decreases in the cost of production as a result of the highly successful 2001 crush. As the Company sold through products from this vintage, and moved into products from subsequent vintages, the cost of goods resulted in decreased margins. The Company has taken several steps to emulate the low cost of the 2001 vintage products including purchasing fewer grapes, and purchasing the fruit from lower cost growers for its lower priced wines. Also, the Company plans to provide custom crush services to help offset the fixed costs of production by increasing the tonnage of grapes crushed without increasing the Company's inventory.

Beginning in 2002, The Company continued to focus on the maintenance of lower production costs by scaling back its harvest volumes to 917 tons in 2003, from 1091 and 1859 in 2002 and 2001 respectively. The Company also began soliciting growers for custom crush work to maintain the costs of production. This solicitation resulted in custom crush revenue of $181,475, and processing costs totaled $156,020. In 2003, the Company's bulk wine sales totaled $68,620, and bulk wine costs totaled $54,648. The only remaining wine grape production that exceeds sales plans is Chardonnay from the leased Belle Provenance Vineyard and the purchased Tualatin Vineyard. The significance of this imbalance between fruit and sales forecasts is now reduced to approximately 1,500 cases of Chardonnay, annually because the Company removed approximately 6.5 acres of Chardonnay from the Tualatin Estate Vineyard. This imbalance is expected to continue until the end of the Belle Provenance Vineyard lease agreement, or until the Company can allocate the resources to replant or graft-over the remaining Tualatin grapes to Pinot noir. The excess inventory created by this imbalance will be sold through normal channels with increased sales allowances to speed distributor case sales. These sales allowances will cause small decreases in gross profit margins until the Company can overcome the imbalance.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2003 and 2002 approximately $72,000 and $69,000 were amortized into inventory costs, respectively.

Selling, general, and administrative expenses for the year ended December 31, 2003, increased approximately 13% to $3,018,164 compared to $2,660,039 for the same period in 2002. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 41% in 2003 as compared to 44% in 2002. The primary reasons for the increase in expenses in 2003 over 2002 were increased expenses related to in-state sales and the building of the Bacchus sales force, and the focus on facilities repairs and maintenance in the fourth quarter of 2003. The Company invested heavily in delivery vehicles and drivers to support the in-state sales force, as well as increased the marketing expenses provided for their accounts.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2003          2002
                                              __________    __________
Insurance settlement for
 inventory loss                              $    95,369   $         -
Miscellaneous rebates                              1,511           122
Gain on Tualatin
 bare land sale                                    3,004             -
Farm Credit interest
 rebate                                           22,617             -
Refunded interest and penalties                                  5,572
                                              __________    __________
Other income
 (expense)                                   $    93,078   $     5,694

Other income for the year ended December 31, 2003 was $93,078 as compared to $5,694 for the year ended December 31, 2002. This increase is primarily due to insurance proceeds received related to an inventory loss.

The Company discovered a significant loss of inventory in the control of a now former independent sales representative with a wholesale value of approximately $100,000, and an inventory cost of $29,423 that the Company expensed as cost of sales. The Company filed an insurance claim and notified local law enforcement officials. The insurance company paid $95,369 for claim and the Company recorded it as other income in the third quarter of 2003.

Interest income increased to $5,070 in fiscal year 2003 from $4,469 in fiscal year 2002. Interest expense decreased to $341,177 in fiscal year 2003 from $357,444 in fiscal year 2002.

The provision for income taxes and the Company's effective tax rate were $104,265 and 43% of pre-tax income in fiscal year 2003 with $90,837 or 40% of pre-tax income recorded for fiscal year 2002.

As a result of the above factors, net income increased to $138,220 in fiscal 2003 from $136,475 for fiscal year of 2002. Earnings per share were $.03, $.03, and $.01, in fiscal years 2003, 2002, and 2001, respectively.


2002 Compared to 2001.

Tasting room sales for the year ended December 31, 2002 increased 11% to $1,566,349 from $1,408,955 for the same period in 2001. In 2000, telephone and mail order sales were part of the on-site and off-site festivals category, in 2001 and 2002 they are accounted for in the tasting room and retail sales category. The Company experienced a decrease in revenue during 2002 in on-site and off-site festivals revenue of $143,887 over $206,187 in the same period in 2001. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales. Telephone and mail order sales for the year ended December 31, 2002 increased 13% to $398,360 from $353,210 for the same period in 2001. The focus on telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department.


Wholesale sales in the state of Oregon for the year ended December 31, 2002, through the Company's independent sales force and through direct sales from the winery, decreased 1% to $2,779,735 from $2,801,754 for the same period in 2001. Large chain retailers dominate Oregon's retail wine environment. For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $343,876 in 2002, down from $452,652 in 2001. This sales decline was due to a change in the product mix sold in the retailer starting in 2001, due to an unusual frost during the spring of 2000, the 2000 Riesling harvest was very small, which resulted in a shortage of Riesling to sell at high volumes through this retailer. Once the Company lost the placement in the retailer, the Company focused on the placement of other varieties in an attempt to regain the higher sales volumes of the prior years. This change has resulted in declining gross sales but improved margins, and the Company plans to continue to focus on the retailer in order to improve sales.

Out-of-state sales for the year ended December 31, 2002, decreased 32% to $1,660,784 from $2,460,555 for the same period in 2001. The
Pinot noir variety led sales in 2002.

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

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2002 and 2000 approximately $69,000 and $65,000 were amortized into inventory costs, respectively.

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

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The total excise taxes incurred in 2002 was $191,325, as compared to $200,078 in 2001.
Sales data in the discussion above is quoted before the exclusion of excise taxes.

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

Selling, general, and administrative expenses for the year ended December 31, 2002, decreased approximately 10% to $2,660,039 compared to $2,953,815 for the same period in 2001. During 2002 the Company disposed of approximately 6.5 acres of unproductive vines at the Tualatin Estate Vineyard and recorded an expense of $35,465 included in selling, general and administrative expenses. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 44% in 2002 as compared to 42% in 2001. The largest part of the decrease in expenses in 2002 over 2001 was decreased expenses related to out-of-state sales and tight restrictions on all aspects of spending due to the lack of a line of credit. Management reduced fixed sales costs by eliminating the national sales manager position and his remote office, decreasing compensation, office, travel and entertainment expenses. With the CEO as the lead, the Company embarked on extensive distributor sales staff training in the field, and retained, in selected markets, local, professional wine brokers paid on case depletions made by the distributor to retail accounts. The Company's ability to spend was hampered by the lack of an external source of liquidity caused by the reduction in available borrowing demanded by the Company's former operating lender, Northwest Farm Credit Services. This restriction forced the Company to closely watch spending to ensure maximum return, and delay some spending until alternate financing was arranged.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2002          2001
                                              __________    __________
Miscellaneous rebates                        $       122   $     4,384
Refunded interest and penalties                    5,572             -
Northwest Farm Credit Services
 patronage rebate                                               29,171
                                              __________    __________
Other income
 (expense)                                   $     5,694   $    33,555

Other income for the year ended December 31, 2002 was $5,694 as compared to $33,555 for the year ended December 31, 2001. The Company filed an amended tax return for the year ended December 31, 1999 and received a refund for interest and penalties paid for the 1999 tax year totaling $5,572. In the year ended December 31, 2001, the Company received a patronage rebate from Northwest Farm Credit Services that was not received in 2002. Interest income decreased to $4,469 in fiscal year 2002 from $4,811 in fiscal year 2001. Interest expense decreased to $357,444 in fiscal year 2002 from $441,629 in fiscal year 2001.

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

Cash and cash equivalents decreased to $213,681 at December 31, 2003 from $632,183 at December 31, 2002.

Inventories decreased 3% as of December 31, 2003, to $7,335,378 from the December 31, 2002 level of $7,550,291. As the Company moved through the significant 2001 vintage products, the inventory began to decline and come into balance with sales. Combined with the reduction in production, inventories have begun the decline towards current sales levels.

Property, plant, and equipment, net, decreased 7% as of December 31, 2003, to $4,698,915 from $5,046,893 as of December 31, 2002.

The Company has a line of credit from GE Commercial Distribution Finance Corporation, formerly known as Deutsche Financial Services Corporation, which had provided for maximum borrowings of $2,700,000 for operations during the year ended December 31, 2003. The agreement calls for an interest rate equal to the Prime Rate plus eighty one hundredths of one percent (0.80%) per year. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. At December 31, 2003, the Company was in compliance with all debt covenants. The borrowings are collateralized by the bulk and case goods inventory, and the proceeds from the sales thereof, as well as a second lien against the Turner, Oregon property. The agreement replaced the existing $1,500,000 line of credit the Company had with Northwest Farm Credit Services. As of December 31, 2003 the outstanding balance of the GE Commercial Distribution Finance line was $1,130,516 as compared to $2,050,170 as of December 31, 2002.
The outstanding balance of the GE Commercial Distribution Finance line as of December 31, 2003 is net of a $435,248 depository cash balance in a depository cash account maintained by the Company in the name of GE Commercial Distribution Finance.

The Company's lender, GE Commercial Distribution Finance, announced to its winery clients that it would be exiting the wine industry. It was noted that GE Commercial Distribution Finance was unable to build a client base to justify their costs of servicing the industry. Pursuant to this announcement, the Company was notified that its line of credit with GE Commercial Distribution Finance would not be renewed in 2005, and the current line would be reduced to $2,000,000, and the equipment portion of the line would be eliminated.

The Company's ability to fund operations and obtain financing on the line of credit facility could be impaired due to a variety of factors including unanticipated capital expenditures, fluctuations in operating results, financing activities and inventory management. To the extent any one of these factors causes the Company to be unable to fund its operations or borrow on all or part of the line of credit, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company's failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company s business, financial condition and results of operations. However, management believes existing cash and cash flow from operations, combined with the Company's $2,000,000 line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2004.

Long-term debt decreased to $2,943,399 as of December 31, 2003, from $3,182,349 as of December 31, 2002. The Company has a loan agreement with Farm Credit Services that contains certain restrictive financial covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2003, the Company was in compliance with all five debt covenants.

The Company's contractual obligations as of December 31, 2003 including long-term debt, grape payables, commitments for future payments under non-cancelable lease arrangements, and commitments for future payments under the Distributor Obligation, are summarized below:

                                     Payments Due by Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Long-term debt and
 capital lease
 obligations      $ 2,943,399 $   250,291 $   581,094 $   652,684 $ 1,459,330
Grape Payables        669,714     260,158     200,000     150,000      59,556
Operating Leases    2,682,134     200,609     410,799     276,272   1,794,454
Distributor
 Obligation         1,500,000           -     300,000     600,000     600,000
                   __________  __________  __________  __________  __________
Total Contractual
 Obligations      $ 7,795,247 $   711,058 $ 1,491,893 $ 1,678,956 $ 3,913,340
                   ==========  ==========  ==========  ==========  ==========



                            Amount of Commitment Expiration Per Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Operating Line
 of credit        $ 1,130,516 $         - $ 1,130,516 $         - $         -
                   __________  __________  __________  __________  __________
Total Commercial
 Commitments      $ 1,130,516 $         - $ 1,130,516 $         - $         -
                   ==========  ==========  ==========  ==========  ==========



ITEM 7.     FINANCIAL STATEMENTS.

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A.    CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer, and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the Company's fiscal quarter ended December 31, 2003, no change occurred in the Company s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, nominees for election as a director, and each such person's age at March 30, 2004 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      50
James L. Ellis * ***             Secretary and Director      59
Terry Emmert**                   Director                    59
Betty M. O'Brien*                Director                    60
Stan G. Turel * **  ***          Director                    57
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee

All directors hold office until the next annual meeting of Shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association, Treasurer of the association's Political Action Committee (PAC), and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon's agency dedicated to the development of the industry. In March 2004, Mr. Bernau received the industry's Founder's Award for his service.

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

Betty M. O'Brien.  Ms. O'Brien has served as a Director since July 1991.
Ms. O'Brien is the Executive Director of the Oregon Wine Board. Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola Hills in Yamhill County, Oregon. She is a member of the Oregon Winegrowers' Association, having previously served as its President and Treasurer and as a director. Ms. O'Brien also serves on several community boards.

Stan G. Turel. Mr. Turel has served as a Director since November of 1994. Mr. Turel currently manages a multimillion-dollar real estate portfolio. Prior to his current activities, Mr. Turel was part owner and the CEO of Columbia Turel, Inc. (formerly Columbia Bookkeeping, Inc.) a position he assumed in 1974. Prior to 2001, Columbia Turel, Inc. has fifteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. In 2001, Columbia Turel, Inc. sold its offices to Fiducial, one of Europe's largest accounting firms. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business. In addition, Mr. Turel serves his community on a number of advisory boards and panels.


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2003, conducted one meeting. The elected members of the Audit Committee are Terry W. Emmert and Stan G. Turel. Mr. Turel is designated by the Board of Directors as the "audit committee financial expert" under SEC rules. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2003, the Compensation Committee held three meetings.
The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee held one meeting during 2003.

Code of Ethics. The Company adopted a code of ethics applicable to its chief executive officer, controller and other finance leaders, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. A copy of the code of ethics is attached as an exhibit to this Annual Report on Form 10-KSB. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.WVV.com. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

Willamette Valley Vineyards, Inc.
8800 Enchanted Way SE
Turner, OR 97392
Attention: Corporate Secretary


ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 2001, 2002, and 2003.


                                Annual Compensation
Name             Year   Salary ($)  Bonus ($)  Other Annual
                                              Compensation ($)
James W. Bernau  2001   95,357          -                -
                 2002   97,027          -                -
                 2003  120,318          -                -
                              Long Term Compensation
                                Awards          Payouts
Name             Year   Restricted  Securities   LTIP         All Other
                           Stock    Underlying  Payouts ($)  Compensations
                          Award(s)   Options/
                            ($)      SARs (#)

James W. Bernau  2001        -        82,000       -              -
                 2002        -       112,000       -              -
                 2003        -       112,000       -              -

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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2003.

			     Options exercised in the last fiscal year
Name					 Number		  Value
					Of shares		Realized(1)
James W. Bernau		  	  -0-		         -0-

			    Number of Securities Underlying
			     Unexercised Options at FY-End
                         Exercisable             Unexercisable

James W. Bernau	       75,000(1.65)
                          1,500(1.81)
                          1,500(1.50)
                          4,000(1.5625)
                         30,000(1.507)

				     Value of Unexercised
			     In-the-Money Options at FY-End(2)

                         Exercisable             Unexercisable

James W. Bernau		   35,250
                              465
                              930
                            2,230
                           18,390


(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2003 ($2.12 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2002, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                    1,071,160.5 (1)            23.9%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                        52,743   (2)             1.2%
Milwaukie, OR  97222

Terry W. Emmert        Director
11811 SE Highway 212                      281,200                   6.3%
Clackamas, OR 97015

Betty M. O'Brien    Director
22500 Ingram Lane NW                       13,950   (3)              **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                         131,885   (4)             3.0%
Vancouver, WA  98683

All Directors, executive                1,550,939                  34.6%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 112,000 shares issuable upon exercise of options.

(2) Includes 47,643 shares issuable upon the exercise of options.

(3) Includes 8,500 shares issuable upon the exercise of options.

(4) Includes 8,500 shares issuable upon the exercise of options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 2003, 2002, 2001 and 2000, the Company purchased grapes from Elton Vineyards for $122,780, $120,589, $108,672 and $74,585 respectively. Betty
M. O'Brien, a Director of the Company, is a principal owner of Elton
Vineyards.

On November 26, 2002, Mr. Bernau was granted 30,000 employee stock options for his personal guarantee of $1,000,000 of the Company's Line of Credit from GE Commercial Distribution Finance. The options, which were issued pursuant to the stock incentive plan and are, accounted for as non-compensatory employee stock options. The options are exercisable anytime through November 26, 2012, at an exercise price of $1.507 per share.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan is secured by Mr. Bernau's stock in the Company, and is payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. At December 31, 2003, the outstanding balance of the loan was $61,134 including accrued interest.

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



ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

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


(b) Reports on Form 8-K

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the caption entitled "Audit and Related Fees" in the Proxy Statement is incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: April 14, 2004.       By:______/s/_________________________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


__/s/________________  Chairperson of the Board,   April 14, 2004
James W. Bernau        President
                       (Principal Executive Officer)

__/s/________________  Controller                  April 14, 2004
Sean M. Cary           (Principal Accounting Officer)


__/s/________________  Director and Vice-President April 14, 2004
James L. Ellis         and Secretary

__/s/________________  Director                    April 14, 2004
Terry W. Emmert

__/s/________________  Director                    April 14, 2004
Betty M. O'Brien

__/s/________________  Director                    April 14, 2004
Stan G. Turel



EXHIBIT INDEX

Exhibit

23.1 Consent of Independent Accountants

31.1 Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification by Sean M. Cary pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.77D Code of Ethics for CEO and Finance Leaders





Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, James W. Bernau, certify that:

1. I have reviewed this annual report on Form 10-KSB of Willamette Valley Vineyards, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 14, 2004
    _/s/_
    James W. Bernau,
    Chief Executive Officer



Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Sean M. Cary, certify that:

1. I have reviewed this annual report on Form 10-KSB of Willamette Valley Vineyards, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 14, 2004
     _/s/_
    Sean M. Cary
    Chief Financial Officer



Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bernau, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Willamette Valley Vineyards Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-K fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:  /s/ James W. Bernau
Name: James W. Bernau
Title:   Chief Executive Officer



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sean M. Cary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Willamette Valley Vineyards Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10-K fairly presents in all material respects the financial condition and results of operations of Willamette Valley Vineyards Inc.

By:    /s/ Sean M. Cary
Name: Sean M. Cary
Title:   Chief Financial Officer


Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2003, 2002 and 2001.








Willamette Valley Vineyards, Inc.
Index to Financial Statements


Report of Independent Accountants .................................... F-1

Financial Statements

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

Statements of Cash Flows.............................................. F-5

Notes to Financial Statements ........................................ F-6







                     Report of Independent Accountants

To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Portland, Oregon
March 24, 2004







Willamette Valley Vineyards, Inc.
Balance Sheets
December 31, 2003 and 2002


                                                  2003          2002

         ASSETS
Current assets:
  Cash and cash equivalents                  $    213,681  $    632,183
  Accounts receivable, net (Note 2)               796,836       519,861
  Inventories (Note 3)                          7,335,378     7,550,291
  Prepaid expenses and other current assets        46,565        47,908
  Income taxes receivable (Note 9)                 81,670             -
  Deferred income taxes (Note 9)                  174,323       148,212
                                               -----------   -----------
    Total current assets                        8,648,453     8,898,455

Vineyard development costs, net                 1,698,970     1,707,274
Inventory (Notes 3 and 12)                        552,414       520,408
Property and equipment, net (Note 4)            4,698,915     5,046,893
Notes receivable from officer and
  other (Note 10)                                  66,134        61,948
Debt issuance costs                                62,805        73,628
Other assets                                      215,148       238,647
                                               -----------   -----------
                                             $ 15,942,839  $ 16,547,253
                                               ___________   ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $  1,130,516  $  2,050,171
  Current portion of long-term debt and
    capital lease obligations (Note 6)            250,291       237,838
  Accounts payable                                752,219       371,253
  Accrued expenses                                459,219       214,029
  Income taxes payable                                  -        33,805
  Grape payables                                  669,714       870,058
                                               -----------   -----------
    Total current liabilities                   3,261,959     3,777,154

Long-term debt and capital lease
  obligations (Note 6)                          2,693,108     2,944,511
Distributor obligation (Note 12)                1,500,000     1,500,000
Deferred rent liability                           108,995        86,203
Deferred gain (Note 11)                           399,743       424,727
Deferred income taxes (Note 9)                    300,856       287,127
                                               -----------   -----------
Total liabilities                               8,264,661     9,019,722
                                               -----------   -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,479,478 and
    4,469,444 shares issued and
    outstanding at December 31, 2003
    and 2002, respectively                      7,167,589     7,155,162
  Retained earnings                               510,589       372,369
                                               -----------   -----------
Total shareholders' equity                      7,678,178     7,527,531
                                               -----------   -----------
                                             $ 15,942,839  $ 16,547,253
                                               ___________   ___________


    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001

Net revenues                            $ 7,301,781  $ 5,989,456  $ 6,030,791
Cost of goods sold                        3,827,526    2,754,824    3,560,853
                                        ------------ ------------ ------------
    Gross margin                          3,474,255    3,234,632    3,469,938

Selling, general and
  administrative expenses                 3,018,164    2,685,023    2,978,799
                                        ------------ ------------ ------------
    Income from operations                  456,091      549,609      491,139
                                        ------------ ------------ ------------
Other income (expenses):
  Interest income                             5,070        4,469        4,811
  Interest expense                         (341,177)    (357,444)    (441,629)
  Other income                              122,501       30,678       58,539
                                        ------------ ------------ ------------
                                           (213,606)    (322,297)    (378 279)
                                        ------------ ------------ ------------

    Income before income taxes              242,485      227,312      112,860

Income tax provision (Note 9)               104,265       90,837       54,015
                                        ------------ ------------ ------------

Net income                              $   138,220  $   136,475  $    58,845
                                        ____________ ____________ ____________

Basic net income
  per common share                      $      0.03  $      0.03  $      0.01
                                        ____________ ____________ ____________
Diluted net income
  per common share                      $      0.03  $      0.03  $      0.01
                                        ____________ ____________ ____________




    The accompanying notes are an integral part of the financial statements.


                                     F-3.


Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ---------- -----------


Balances at December 31, 2000  4,254,481    6,817,613    177,049    6,994,662

Stock issuance for compensation    2,500        3,985         -         3,985

Common stock issued and
  options exercised              208,000      321,049         -       321,049

Net income                            -            -      58,845       58,845
                              ----------- ------------ ---------- -----------

Balances at December 31, 2001  4,464,981    7,142,647    235,894    7,378,541

Stock issuance for compensation    2,463        3,941         -         3,941

Common stock issued and
  options exercised                2,000        8,574         -         8,574

Net income                            -            -     136,475      136,475
                              ----------- ------------ ---------- -----------

Balances at December 31, 2002  4,469,444  $ 7,155,162  $ 372,369  $ 7,527,531

Stock issuance for compensation   10,034       12,427         -        12,427

Net income                            -            -     138,220     138,220
                              ----------- ------------ ---------- -----------
Balances at December 31, 2003  4,479,478  $ 7,167,589  $ 510,589  $ 7,678,178
                              ___________ ____________ __________ ___________



    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001

Cash flows from operating activities:
  Net income                             $138,220     $136,475     $ 58,845
  Reconciliation of net income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization       713,817      763,077      778,752
      Gain on disposal of fixed assets     (3,003)          -        (3,043)
      Loss on disposal of vines                -        35,465           -
      Deferred income taxes               (12,382)      (3,031)      36,046
      Bad debt expense                      6,198        8,303           -
      Stock issued for compensation        12,427        3,941           -
      Changes in assets and liabilities:
        Accounts receivable              (283,173)     235,120     (182,658)
        Inventories                       182,907     (579,909)    (565,791)
        Prepaid expenses and
          other current assets              1,343       39,604      (41,558)
        Note receivable                    (4,186)      15,430       (7,169)
        Other assets                       18,389      (32,763)     (15,291)
        Accounts payable                  380,966     (631,248)     154,618
        Accrued commissions and
          payroll costs                   245,190       75,543       (5,176)
        Income taxes receivable/payable  (115.475)      93,868       17,969
        Grape payables                   (200,344)    (266,429)     222,121
        Deferred rent liability            22,792       25,811       28,758
        Deferred gain                     (24,984)     (24,984)     (24,984)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      operating activities              1,078,702     (122,333)     451,439
                                        ------------ ------------ ------------

Cash flows from investing activities:
  Additions to property and equipment    (273,214)     (77,087)    (379,953)
  Vineyard development expenditures       (63,275)    (114,443)    (153,930)
  Proceeds on sale of fixed assets         15,128           -            -
                                        ------------ ------------ ------------
    Net cash used in
      investing activities               (321,361)    (191,530)    (533,883)
                                        ------------ ------------ ------------

Cash flows from financing activities:
  Debt issuance costs                     (17,237)     (20,378)     (22,000)
  Net increase (decrease) in line of
    credit balance                       (919,655)     697,671   (1,264,049)
  Proceeds from distributor obligation         -            -     1,500,000
  Proceeds from common stock issued
    and stock options exercised                -         8,574      321,049
  Issuance of long-term debt                   -            -        33,909
  Repayments of long-term debt           (238,951)    (244,331)    (234,831)
                                        ------------ ------------ ------------
    Net cash (use in) provided by
      financing activities             (1,175,843)     441,536      334,078
                                        ------------ ------------ ------------

Net (decrease) increase in cash
  and cash equivalents                   (418,502)     127,673      251,634


Cash and cash equivalents:
  Beginning of year                       632,183      504,510      252,876
                                        ------------ ------------ ------------

  End of year                           $ 213,681    $ 632,183    $ 504,510
                                        ____________ ____________ ____________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements


1.	Summary of Operations, Basis of Presentation and Significant
Accounting Policies

Organization and Operations
Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium and super premium wines, primarily Pinot noir, Pinot gris, Chardonnay, and Riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. In 2003, 2002 and 2001 no one customer represented more than 10% of revenues. Out-of-state sales represented approximately 30%, 30% and 37% of revenues for 2003, 2002 and 2001. Foreign sales represent less than 1% of total sales. The Company also sells its wine from the tasting room at its winery.

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

Segment Reporting
The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer the same products to customers, utilize the same production facilities and processes and have similar customer types and distribution methods.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Accounts Receivables, Prepaid Expenses and Other Current Assets, Accounts Payable, Accrued Expenses and Other Current Liabilities
The carrying amounts of these items are a reasonable estimate of their fair values.

Notes Receivable from Officer and Other
The carrying amounts of these items are a reasonable estimate of their fair values.

Line of Credit
Borrowings under the line of credit arrangement have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

Long-Term Debt
The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the present value method using AA rates provided by Farm Credit Services for the Northwest Farm Credit Services debt and estimated current rates for similar borrowing arrangements


                                     F-6.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


for all other long term debt. The carrying value and estimated fair value of long term debt, including current portion is as follows:

                             2003                       2002
                    Carrying        Fair       Carrying        Fair
                      Value        Value         Value        Value
                   __________    __________   __________    __________
Northwest Farm
  Credit Services $ 2,777,780   $ 2,903,215  $ 3,003,720   $ 3,153,000
Real Property Loan    108,968       121,874      112,215       126,000
Other                  56,651        62,000       66,414        73,000


Other Comprehensive Income
The nature of the Company's business and related transactions do not give rise to other comprehensive income.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year (Notes 3 and 12).

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $467,727 and $396,147 at December 31, 2003 and 2002, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2003, 2002 and 2001 approximately $72,000, $69,000 and $65,000 were amortized into inventory costs, respectively.

During the year ended December 31, 2002, the Company disposed of approximately 6.5 acres of vines. These vines were determined to be of a variety, chardonnay, not in sufficient demand to support the cost of high quality, low yield, farming that resulted from declining production from these vines due to an infestation of phylloxera, an aphid-like insect (Note 11). As a result of this disposal, the Company recorded a loss on vineyard development costs in the amount of $35,465.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


This loss is included in selling, general and administrative expenses in the statement of operations. The Company intends to replant this land with French clones of Pinot noir (clone # 777) on phylloxera resistant rootstock.

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

Debt Issuance Costs
Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. Amortization of debt issuance costs was approximately $28,000, $12,000 and $7,000 in 2003, 2002 and 2001, respectively.

Other Assets
Included in other assets are package and design costs related to the 1997 acquisition of Tualatin Valley Vineyards and subsequent redesign of packaging, labeling and related materials. These costs have been amortized on a straight-line basis over the estimated period of time for which the benefit will be derived of five years. For each of the years ended 2003, 2002 and 2001 amortization of these costs of approximately $14,400 has been included in selling, general and administrative expenses. The net book value of capitalized package design costs included in other assets was $13,928 and $28,328 at December 31, 2003 and 2002, respectively.

Income Taxes
The Company accounts for income taxes using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

Deferred Rent Liability
The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2003, 2002


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


and 2001, rent costs recognized in excess of amounts paid totaled $22,109, $26,057 and $28,758, respectively.

Revenue Recognition
The Company recognizes revenue when the product is shipped and title passes to the customer. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenues. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail locations is recognized at the time of sale.

Other Income
Other income was income of $122,501 for the year ended December 31, 2003 compared to income of $5,694 and $33,555 for the year ended December 31, 2002 and 2001 respectively. This increase in 2003 is primarily due to insurance proceeds received related to an inventory loss. The Company discovered a significant loss of inventory in the control of a now former independent sales representative with a wholesale value of approximately $100,000. The Company filed an insurance claim and notified local law enforcement officials. The insurance company paid $95,369 for the claim, which the Company recorded as other income in the third quarter of 2003.

Cost of Goods Sold
Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of nonmanufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place.

The Company provides an allowance to distributors for providing sample of products to potential customers. These costs, which are included in selling, general and administrative expenses totaled approximately $48,000, $33,000 and $52,000 in 2003, 2002 and 2001, respectively.

Shipping and Handling Costs
Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. Such costs totaled approximately $190,000, $145,000 and $131,000 in 2003, 2002 and 2001,
respectively. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes
The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued



Liquor Control Commission for the Oregon Wine Advisory. Excise taxes incurred approximated $340,000 in 2003, $191,000 in 2002 and $200,000 in 2001.

Stock Based Compensation
The Company accounts for the employee and director stock options in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123,
Accounting for Stock Based Compensation, and as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, are presented below (Note 8).

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (Note 8 for certain assumptions with respect to this computation):

                                            2003         2002         2001

Net income, as reported                $  138,220   $  136,475   $   58,845
Add: Stock-based compensation expense
  inlcuded in reported net income,
  net of tax                                7,463        2,365        2,391

Deduct: Total stock-based employee
  compensation expense under fair value
  based method for all awards,
  net of tax                               (31,213)    (25,892)     (70,060)
                                        ------------ ------------ ------------

Pro Forma net income (loss)            $   114,470 $   112,948   $   (8,824)
                                        ____________ ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.03  $     0.01   $     0.01
  Basic - pro forma                           0.03        0.03           -

  Diluted - as reported                       0.03        0.03         0.01
  Diluted - pro forma                         0.03        0.03           -


Basic and Diluted Net Income per Share
Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

Options to purchase 288,600 shares of common stock were outstanding at December 31, 2003 and diluted weighted-average shares outstanding at December 31, 2003 include the effect of 5,298 stock options. Options to purchase 421,670 shares of common stock were outstanding at December 31, 2002 and diluted weighted-average shares outstanding at December 31, 2002 include the effect of 2,745 stock options. Options to purchase 475,170 shares of common stock were outstanding at December 31, 2001 and diluted weighted-average shares outstanding at December 31, 2001 include the effect of 47,903 stock options. In addition, the warrant outstanding since 1992 was not included in the computation of diluted earnings per share in 2003, 2002 or 2001 because the exercise price of $3.42 was greater than the average market price of the common shares during all three years.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

                      2003
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $138,220    4,477,043    0.03
Options        -         5,298      -
         --------    ---------   ------
Diluted  $138,220    4,482,341   $0.03
         ========    =========   ======

                      2002
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $136,475    4,468,783    0.03
Options        -         2,745      -
         ---------   ---------   ------
Diluted  $136,475    4,471,528   $0.03
         =========   =========   ======

                      2001
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share


Basic    $ 58,845    4,345,941    0.01
Options        -        47,903      -
         ---------   ---------   ------
Diluted  $ 58,845    4,393,844   $0.01
         =========   =========   ======



Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2003         2002         2001

Interest paid                           $ 341,000    $ 357,000    $ 442,000
Income tax refund received                 33,378           -            -
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                         14,413       18,479       16,740
    Issuance of common stock(Note 7)       12,427        3,941        3,985
    Notes receivables issued in sale
      of fixed assets                          -            -        13,340


Liquidity
The Company's ability to fund operations and obtain financing on the line of credit facility discussed in Note 5 could be impaired due to a variety of factors including unanticipated capital expenditures, fluctuations in operating results, financing activities and inventory management. To the extent any one of these factors causes the Company to be unable to fund its operations or borrow on all or part of the line of credit, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. Additionally, the Company has been notified by GE Commercial Distribution Finance Corporation that they do not intend to renew the line of credit agreement when it expires in January 2005. There can be no assurance that the Company will be successful in obtaining alternative financing on favorable terms, or at all. The Company's failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes existing cash and cash flow from operations, combined with the Company's $2,000,000 line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2004.

Reclassifications
Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the financial statement presentation for the year ended December 31, 2003. These reclassifications have no effect on previously reported results of operations or shareholders' equity.

2.	Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31,


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


2003 and 2002, the Company's accounts receivable balance is net of an allowance for doubtful accounts of $41,885.

Changes in the allowance for doubtful accounts is as follows:

                   Balance at  Charged to  Charged to  Write-offs  Balance at
                   Beginning   costs and     other       net of      end of
                   Of period    expenses    accounts   recoveries    period
                   __________  __________  __________  __________  __________

Fiscal year ended December 31, 2001:
Allowance for
 Doubtful accounts  $  41,660   $  19,260   $       -   $ (19,035)  $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2002:
Allowance for
 Doubtful accounts  $  41,885   $   8,303   $       -   $  (8,303)  $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2003:
Allowance for
 Doubtful accounts  $  41,885   $   6,198   $       -   $  (6,198)  $  41,885
                   ==========  ==========  ==========  ==========  ==========



3. Inventories

Inventories consist of:
                                                  2003          2002

Winemaking and packaging materials            $    80,886   $    96,123
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               1,982,469     2,773,750
Finished goods (bottled wine
  and related products)                         5,824,437     5,200,826
                                               -----------   -----------
                                              $ 7,887,792   $ 8,070,699

Less: amounts designated for
distributor (Note 12)                            (552,414)     (520,408)
                                               -----------   -----------
Current inventories                           $ 7,335,378   $ 7,550,291
                                               ___________   ___________





4. Property and Equipment
                                                  2003          2002

Land and improvements                         $   976,838   $   984,954
Winery building and hospitality center          4,577,467     4,567,076
Equipment                                       4,933,329     4,670,506
                                               -----------   -----------
                                               10,487,634    10,222,536

Less accumulated depreciation                  (5,788,719)   (5,175,643)
                                               -----------   -----------
                                              $ 4,698,915   $ 5,046,893
                                               ___________   ___________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


The Company has capital lease arrangements for certain winery equipment and vehicles. Future minimum capital lease payments as of December 31, 2003 are:

  2004                                                  13,002
  2005                                                   5,463
                                                      ---------
      Total minimum lease payments                      18,465

  Less interest portion                                 (1,138)
                                                      ---------
      Capital lease obligation (Note 6)                 17,327

  Less portion due within one year (Note 6)            (12,029)
                                                      ---------
                                                      $  5,298
                                                      _________

The cost of the Company's leased equipment and related accumulated depreciation aggregated $72,733 and $48,131, respectively, at December 31, 2003 and $72,733 and $36,772, respectively, at December 31, 2002.


5.	Line of Credit Facility

In July 2002 the Company entered into a revolving line of credit agreement with GE Commercial Distribution Finance Corporation ("GE") that now allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, plus 0.80%, and is payable monthly. The interest rate was 5.55% at December 31, 2003. The Company's president has guaranteed up to $1,000,000 of this credit facility. At December 31, 2003, there were borrowings of $1,565,764 on the revolving line of credit offset by $435,248 depository cash balance discussed in greater detail in the paragraph below.

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2003	5.55%
2002	6.17%
2001	8.58%

The new line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, debt service coverage as defined and limits the level of acquisitions of property and equipment. As of December 31, 2003, the Company was in compliance with these covenants.

The Company maintains a depository cash account that is in the name of GE. For the year ended December 31, 2003, the line of credit balance was offset by a depository cash balance of $435,248. GE Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof, as well as a second lien against the Turner, Oregon property.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


6. Long-Term Debt

Long-term debt consists of:
                                                  2003          2002

Northwest Farm Credit Services Loan           $ 2,777,780   $ 3,003,720
Real property loan, 8.5% interest,
  monthly payments of $1,055 through 2019         108,968       112,215
Capital lease obligations                          17,327        31,740
Vehicle financing                                  39,324        34,674
                                               -----------   -----------
                                                2,943,399     3,182,349

Less current portion                             (250,291)     (237,838)
                                               -----------   -----------
                                              $ 2,693,108   $ 2,944,511
                                               ___________   ___________


The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2003, the Company was in compliance with these covenants. In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the year ending December 31:

Year ending
December 31,

   2004                                                 250,291
   2005                                                 282,742
   2006                                                 298,352
   2007                                                 316,366
   2008                                             $   336,318
Thereafter                                            1,459,330
                                                     -----------
                                                    $ 2,943,399
                                                     ___________


7.	Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

Northwest Farm Credit Services (Notes 6 and 8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2003, no warrants had been exercised.

During 2001 the Company sold 200,000 shares of common stock for approximately $307,500.

In each of the years ended December 31, 2003, 2002 and 2001, the Company granted 10,034, 2,463 and 2,500 shares of stock valued at $12,427, $3,941 and $3,985, respectively, as compensation to employees. The cost of these grants was capitalized as inventory. The effects of these noncash transactions have been excluded from the cash flow statements in each period.


8.	Stock Incentive Plan

In 1992, the Board of Directors adopted a stock incentive plan and reserved 175,000 shares of common stock for issuance to employees and directors of the Company under the plan. In 1996, 1998 and 2001, the Board of Directors reserved an additional 150,000, 275,000 and 300,000 shares, respectively. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to five years. The maximum term before expiration for all grants is ten years. As of December 31, 2003, there are approximately 601,400 shares available for future issuance under this plan.

At December 31, 2003, 2002 and 2001, the following transactions related to stock options occurred:



                                2003              2002              2001
                           _______________ _________________  ________________
                                  Weighted          Weighted          Weighted
                                   average           average           average
                                  exercise          exercise          exercise
                           Shares   price    Shares   price    Shares   price

Outstanding at
    beginning of year     421,670  $ 1.71   475,170  $ 1.73   510,670  $ 1.72
  Granted                  20,000    1.46    30,000    1.51     5,500    1.65
  Exercised                    -       -     (2,000)   1.56    (8,000)   1.56
  Forfeited              (153,070)   1.71   (81,500)   1.76   (33,000)   1.62
                          --------          --------          --------
Outstanding at
    end of year           288,600  $ 1.69   421,670  $ 1.71   475,170  $ 1.73
                          ________          ________          ________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

Weighted-average options outstanding and exercisable at December 31, 2003 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2003           life           price       2003          price

  $ 1.46       20,000          9.00         $ 1.46        4,000       $ 1.46
    1.50       47,186          4.39           1.50       47,186         1.50
    1.51       30,000          8.90           1.51       30,000         1.51
    1.56       36,000          6.59           1.56       36,000         1.56
    1.60        3,000          9.29           1.60        2,700         1.60
    1.65       75,000          7.00           1.65       75,000         1.65
    1.69        8,000          9.50           1.69        8,000         1.69
    1.70        2,500          9.96           1.70        1,000         1.70
    1.75       41,500          8.25           1.75       41,500         1.75
    1.81        4,500          8.71           1.81        4,500         1.81
    2.75        2,000          6.50           2.75        2,000         2.75
    3.00        9,914          6.08           3.00        9,914         3.00
    3.62        6,000          5.56           3.62        6,000         3.62
    4.50        3,000          4.08           4.50        3,000         4.50
   ------    ---------        ------         ------     --------       ------
$ 1.46-$4.50  288,600          5.25         $ 1.69      270,800       $ 1.75

The Company adopted SFAS No. 123 in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS No. 123, the Company has computed for pro forma disclosure purposes (Note 1) the value of options granted during each of the three years ended December 31, 2003 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2003, 2002 and 2001:

                                            2003         2002         2001
Risk-free interest rate                     4.47 %       4.37 %       5.38 %
Expected lives                             10 years     10 years     10 years
Expected volatility                           52 %         53 %         55 %

Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2003, 2002 and 2001, the total value of the options granted was computed to be approximately $19,600, $27,300 and $6,445, respectively, which would be amortized on the straight-line basis over the vesting period of the options.

For the years ended December 31, 2003, 2002 and 2001, the weighted average fair value of options granted was computed to be $0.98, $0.91 and $1.17, respectively.

On November 26, 2002, the Company granted its President 30,000 options from the Stock Incentive Plan for his personal guarantee of $1,000,000 of the line of credit with GE Commercial Distribution Finance (Note 5). The options are exercisable through November 27, 2012 at an exercise price of $1.51 per share. As of December 31, 2003, no options had been exercised.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

9. Income Taxes
The provision for income taxes consists of:
                                            2003         2002         2001

Current tax expense (benefit):
  Federal                                  $ 96,575     $ 11,139     $ 17,969
  State                                      20,072        4,697           -
                                        ------------ ------------ ------------
                                            116,647       15,836       17,969
                                        ------------ ------------ ------------
Deferred tax expense (benefit):
  Federal                                   (10,975)      66,465       31,949
  State                                      (1,407)       8,536        4,097
                                        ------------ ------------ ------------
                                            (12,382)      75,001       36,046
                                        ------------ ------------ ------------

    Total                                  $104,265     $ 90,837     $ 54,015
                                        ____________ ____________ ____________


The effective income tax rate differs from the federal statutory rate as follows:
                                                Year ended December 31,
                                            2003         2002         2001

Federal statutory rate                      34.0 %       34.0 %       34.0  %
State taxes, net of federal benefit          4.4          6.3          4.4
Permanent differences                        4.1          3.6          8.0
Other, primarily prior year taxes            0.5         (3.9)         1.5
                                        ------------ ------------ ------------
                                            43.0 %       40.0 %       47.9  %
                                        ____________ ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

                                                  2003          2002

Accounts receivable                           $    16,067   $    16,067
Inventories                                       111,856       129,268
Charitable contributions                           14,284            -
Excise tax accrual                                 30,688            -
Other                                               1,428         2,877
                                               -----------   -----------
Net current deferred tax asset                    174,323       148,212
                                               -----------   -----------

Depreciation                                     (448,855)     (450,052)
Deferred gain on sale-leaseback                   153,341       162,925
Other                                              (5,342)           -
                                               -----------   -----------
Net noncurrent deferred tax liability            (300,856)     (287,127)
                                               -----------   -----------
Net deferred tax liability                    $  (126,533)  $  (138,915)
                                               ___________   ___________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


10.	Related Parties

During 2003, 2002 and 2001, the Company purchased grapes from certain shareholders for an aggregate price of $122,780, $120,589 and $108,672, respectively. At December 31, 2003 and 2002, grape payables included $61,268 and $60,192, respectively, owed to these shareholders.

The Company has a loan to its president with a balance of $61,134 at December 31, 2003. The loan was due on December 3, 1993, bearing interest at 7.35%. On March 14, 1994, the loan was extended to March 14, 2009. The loan is collateralized by the common stock of the Company held by its president.
This note, including the related interest receivable, is classified as a long-term note receivable in the accompanying balance sheet. The Company's loan to its president is collateralized by 75,000 shares of common stock.

11.	Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

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

The amortization of the deferred gain totals approximately $25,000 per year and is recorded as an offset to the related lease expense.

As of December 31, 2003, future minimum lease payments are as follows:



    Year ending
    December 31,
       2004                                          $   200,609
       2005                                              203,777
       2006                                              207,023
       2007                                              136,430
       2008                                              139,841
    Thereafter                                         1,794,453
                                                      -----------
         Total                                       $ 2,682,133
                                                      ===========

The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $8,858, $12,316 and $9,891 in 2003, 2002 and 2001, respectively.
In addition, payments for the leased vineyards have been included in inventory and vineyard developments costs and aggregate approximately $196,804 and $204,713, respectively, for each of the years ended December 31, 2003 and 2002.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

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

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of our vineyards. The phylloxera at Tualatin Estate Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern most section Gewurztraminer in 1971. These vines, and all others infested, remain productive at low crop levels. The removal of the Chardonnay block in 2002 was done principally because of the high cost of farming high quality, low yield wine grapes and the low price Oregon Chardonnay is receiving in the market.

12.	Distributor Obligation

During 2001 the Company entered into a distribution agreement with a national wine distributor group (the "distributor"), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine with an approximate cost of $552,000 and $520,000 at December 31, 2003 and 2002 respectively. The Company believed the best way to incentivize national distributors to focus on a relatively small national brand such as the Company's was to provide the distributors a special financial incentive to focus on the brand. The Company negotiated a way to incentivize its new distributor to provide a focus on the Company's brand in a mutually beneficial way with the goal of greatly increasing nationwide sales through the distribution agreement. The agreement calls for the Company to warehouse this base amount of wine at the Turner location, calculated using standard out of state pricing, with any draw-downs by the distributor to be simultaneously replenished by another purchase. The distribution agreement does not contain any restrictive covenants. The distribution agreement appoints the distributors the exclusive distributor of its wines identified by the agreement to retail licensees in the regions serviced by the distributors as identified by the agreement. There are no informal arrangements that impact the Company's obligations or the rights and privileges of the distribution group. Sales to members of the distributor group totaled approximately $812,702, $457,221 and $1,022,084 in 2003, 2002
and 2001, respectively.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

The Company has recorded a Distributor Obligation liability, and a long-term inventory asset based on the actual cost of goods held in the base amount of wine at year end, to recognize the future obligation to deliver this amount of wine to the distributor. The inventory held in the base amount of wine is as follows:

Wine                                2003           2002
Willamette Valley
  Chardonnay                        952 cs.        952 cs.
  Estate Chardonnay                 180 pks.       180 pks.
  Pinot Gris                      1,064 cs.        952 cs.
  Pinot Noir                      6,748 cs.      4,480 cs.
  Pinot Noir-Whole Cluster           -           1,400 cs.
  Pinot Noir-Founders Reserve     1,008 pks.     1,008 pks.
  Pinot Noir-Estate               1,016 pks.       504 pks.
  Pinot Noir-Freedom Hill           180 pks.       180 pks.
  Pinot Noir-Hoodview               180 pks.       180 pks.
  Pinot Noir-Karina                  -             240 pks.
  Pinot Noir-Signature Cuvee        516 pks.       336 pks.
Tualatin Estate
  Chardonnay                        224 cs.        224 cs.
  Pinot Blanc                         -              -
  Pinot Noir                        392 cs.        392 cs.
Griffin Creek
  Merlot                            748 pks.       448 pks.
  Pinot Noir                        350 pks.       700 pks.
  Syrah                             224 pks.       116 pks.

The distributor obligation will be settled by the delivery of inventory based on a predetermined depletion schedule. The agreement calls for the base amount of prepaid wine the Company holds for the distributor to remain at $1,500,000 until 2006, when the balance is depleted to the following levels in the following years:

           2006                                       $ 1,200,000
           2007                                           900,000
           2008                                           600,000
           2009                                           300,000
           2010                                                -

The agreement can be cancelled with or without cause as defined in the agreement upon 30 or 90 days notice, respectively. Upon termination of the agreement the distributor obligation is to be repaid over the following 14 months.

Also as part of that agreement, the Company has agreed to pay the distributor incentive compensation if certain sales goals are met over the next five years and if a certain transaction occurs. The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company, at its option, sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, at the Company's option, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributor meets certain sales goals, the distributor will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.


