Form 10KSB/A
period 2003-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-04-19
CIK 838875

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


PricewaterhouseCoopers LLP


Portland, Oregon
March 24, 2004







                                     F-1


Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001

Net revenues                            $ 7,301,781  $ 5,989,456  $ 7,030,791
Cost of goods sold                        3,827,526    2,754,824    3,560,853
                                        ------------ ------------ ------------
    Gross margin                          3,474,255    3,234,632    3,469,938

Selling, general and
  administrative expenses                 3,018,164    2,660,039    2,953,815
                                        ------------ ------------ ------------
    Income from operations                  456,091      574,593      516,123
                                        ------------ ------------ ------------
Other income (expenses):
  Interest income                             5,070        4,469        4,811
  Interest expense                         (341,177)    (357,444)    (441,629)
  Other income                              122,501        5,694       33,555
                                        ------------ ------------ ------------
                                           (213,606)    (347,281)    (403,263)
                                        ------------ ------------ ------------

    Income before income taxes              242,485      227,312      112,860

Income tax provision (Note 9)               104,265       90,837       54,015
                                        ------------ ------------ ------------

Net income                              $   138,220  $   136,475  $    58,845
                                        ____________ ____________ ____________

Basic net income
  per common share                      $      0.03  $      0.03  $      0.01
                                        ____________ ____________ ____________
Diluted net income
  per common share                      $      0.03  $      0.03  $      0.01
                                        ____________ ____________ ____________




    The accompanying notes are an integral part of the financial statements.


                                     F-3.


Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001

Cash flows from operating activities:
  Net income                             $138,220     $136,475     $ 58,845
  Reconciliation of net income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization       713,817      763,077      778,752
      Gain on disposal of fixed assets     (3,003)          -        (3,043)
      Loss on disposal of vines                -        35,465           -
      Deferred income taxes               (12,382)      75,001       36,046
      Bad debt expense                      6,198        8,303       19,260
      Stock issued for compensation        12,427        3,941        3,985
      Changes in assets and liabilities:
        Accounts receivable              (283,173)     218,514     (201,918)
        Inventories                       182,907     (579,909)    (569,776)
        Prepaid expenses and
          other current assets              1,343       39,604      (41,558)
        Note receivable                    (4,186)      15,430       (7,169)
        Other assets                       18,389      (32,763)     (15,291)
        Accounts payable                  380,966     (631,248)     154,618
        Accrued commissions and
          payroll costs                   245,190       75,543       (5,176)
        Income taxes receivable/payable  (115.475)      15,836       17,969
        Grape payables                   (200,344)    (266,429)     222,121
        Deferred rent liability            22,792       25,811       28,758
        Deferred gain                     (24,984)     (24,984)     (24,984)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      operating activities              1,078,702     (122,333)     451,439
                                        ------------ ------------ ------------

Cash flows from investing activities:
  Additions to property and equipment    (273,214)     (77,087)    (379,953)
  Vineyard development expenditures       (63,275)    (114,443)    (153,930)
  Proceeds on sale of fixed assets         15,128           -            -
                                        ------------ ------------ ------------
    Net cash used in
      investing activities               (321,361)    (191,530)    (533,883)
                                        ------------ ------------ ------------

Cash flows from financing activities:
  Debt issuance costs                     (17,237)     (20,378)     (22,000)
  Net increase (decrease) in line of
    credit balance                       (919,655)     697,671   (1,264,049)
  Proceeds from distributor obligation         -            -     1,500,000
  Proceeds from common stock issued
    and stock options exercised                -         8,574      321,049
  Issuance of long-term debt                   -            -        33,909
  Repayments of long-term debt           (238,951)    (244,331)    (234,831)
                                        ------------ ------------ ------------
    Net cash (use in) provided by
      financing activities             (1,175,843)     441,536      334,078
                                        ------------ ------------ ------------

Net (decrease) increase in cash
  and cash equivalents                   (418,502)     127,673      251,634


Cash and cash equivalents:
  Beginning of year                       632,183      504,510      252,876
                                        ------------ ------------ ------------

  End of year                           $ 213,681    $ 632,183    $ 504,510
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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (Note 8 for certain assumptions with respect to this computation):

                                            2003         2002         2001

Net income, as reported                $  138,220   $  136,475   $   58,845
Add: Stock-based compensation expense
  inlcuded in reported net income,
  net of tax                                7,463        2,365        2,391

Deduct: Total stock-based employee
  compensation expense under fair value
  based method for all awards,
  net of tax                               (31,213)    (25,892)     (70,060)
                                        ------------ ------------ ------------

Pro Forma net income (loss)            $   114,470 $   112,948   $   (8,824)
                                        ____________ ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.03  $     0.03   $     0.01
  Basic - pro forma                           0.03        0.03           -

  Diluted - as reported                       0.03        0.03         0.01
  Diluted - pro forma                         0.03        0.03           -


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


                                    F-10