Form 10QSB
period 2004-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-05-17
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2004
4,484,478 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2004                2003
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   180,736         $   213,681
  Accounts receivable trade, net           732,805             796,836
  Inventories                            7,448,518           7,335,378
  Prepaid expenses and other
  current assets                            47,558              46,565
  Income taxes receivable                        -              81,670
  Deferred income taxes                    174,323             174,323
                                        __________          __________
Total current assets                     8,583,940           8,648,453

Vineyard development cost, net           1,717,120           1,698,970
Inventories                                552,414             552,414
Property and equipment, net              4,638,724           4,698,915
Notes receivable from officer and other     67,254              66,134
Debt issuance costs, net                    56,386              62,805
Other assets                               210,770             215,148
                                        __________          __________
Total assets                           $15,826,608         $15,942,839
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,141,336         $ 1,130,516
  Current portion of long term debt        250,291             250,291
  Accounts payable                         664,876             752,219
  Accrued expenses                         408,557             459,219
  Income taxes payable                         571                   -
  Grapes payable                           614,529             669,714
                                        __________          __________
Total current liabilities                3,080,160           3,261,959

Long-term debt                           2,624,364           2,693,108
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    114,692             108,995
Deferred gain                              393,497             399,743
Deferred income taxes                      300,856             300,856
                                        __________          __________
Total liabilities                        8,013,569           8,264,661
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,484,478 and 4,479,478
  shares issued and outstanding at March 31,
  2004 and December 31, 2003             7,179,089           7,167,589
Retained earnings                          633,950             510,589
                                        __________          __________
Total shareholders' equity               7,813,039           7,678,178
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,826,608         $15,942,839
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)




                                         Three months ended March 31,
                                            2004                2003
                                        __________          __________
Net Revenues
  Case Revenue                         $ 1,834,611         $ 1,338,186
  Facility Lease - Custom Crush              9,015             155,175
                                        __________          __________
Total Revenue                            1,843,626           1,493,361

Cost of Sales
  Case                                     884,019             630,457
  Bulk                                           -             115,287
                                        __________          __________
Total Cost of Sales                        884,019             745,744

Gross Margin                               959,607             747,617

Selling, general and
  administrative expense                   693,364             624,164
                                        __________          __________
Net operating income                       266,243             123,453

Other income (expense)
  Interest income                            1,203               1,313
  Interest expense                         (76,382)            (87,121)
  Other income                              14,538              25,923
                                        __________          __________
Net income before income taxes             205,602              63,568

Income tax                                 (82,241)            (25,427)
                                        __________          __________
Net income                                 123,361              38,141

Retained earnings beginning of
  period                                   510,589             372,369
                                        __________          __________
Retained earnings end of period        $   633,950         $   410,510
                                        ==========          ==========
Basic income per common share          $       .03         $       .01

Diluted income per common share        $       .03         $       .01

Weighted average number of
basic common shares
outstanding                              4,482,280           4,472,459

Weighted average number of
diluted common shares
outstanding                              4,662,087           4,472,459


The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2004                2003
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   123,361        $     38,141
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            166,667             183,765
  Gain on disposal of fixed assets               -              (3,004)
  Stock issued for compensation             11,500               8,819

Changes in assets and liabilities:
  Accounts receivable trade                 64,031              76,984
  Inventories                             (113,140)            155,342
  Prepaid expenses and other
    current assets                            (993)             (5,918)
  Note receivable                           (1,120)             (1,032)
  Other assets                               4,378               4,323
  Accounts payable                         (87,343)             57,419
  Accrued commissions and payroll costs    (50,662)             15,850
  Income taxes payable                      82,241             (43,695)
  Grape payables                           (55,185)           (282,922)
  Deferred rent liability                    5,697               5,698
  Deferred gain                             (6,246)             (6,246)
                                        __________          __________
Net cash provided by
  operating activities                     143,186             203,524
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (80,208)            (49,401)
  Vineyard development expenditures        (37,999)                  -
  Proceeds from the sale of property
    and equipment                                -              15,128
                                        __________          __________
Net cash used in investing activities     (118,207)            (34,273)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                            -              (5,960)
  Net (decrease) increase in line of
    Credit balance                          10,820            (523,514)
  Repayments of long-term debt             (68,744)            (66,383)
                                        __________          __________
Net cash (used in) provided by
  financing activities                     (57,924)           (595,857)
                                        __________          __________
Net decrease in cash and
  cash equivalents                         (32,945)           (426,606)

Cash and cash equivalents:
  Beginning of period                      213,681             632,183
                                        __________          __________
  End of period                        $   180,736         $   205,577
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month period ended March 31, 2004 and 2003, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2003, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic and diluted net income per share and Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were total common stock equivalent shares of 179,807 shares included in the computation of dilutive earnings per share for the three months ended March 31, 2004. Options to purchase shares of common stock outstanding at March 31, 2003 were not included in the computation of dilutive earnings per share because the exercise prices were greater than the average market of the common shares; therefore, the effect would be anti-dilutive.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter ended March 31:


                                          March 31,           March 31,
                                            2004                2003
                                        (unaudited)         (unaudited)
                                        __________          __________

Net income, as reported                $   123,361         $    38,141

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                       11,500               8,819

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, Net of related tax
  effects                                  (12,909)            (14,767)
                                        __________          __________

Pro forma net income                   $   121,952         $    32,193

Earnings per share:
  Basic - as reported                  $      0.03         $      0.01
  Basic - pro forma                    $      0.03         $      0.01

  Diluted - as reported                $      0.03         $      0.01
  Diluted - pro forma                  $      0.03         $      0.01

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          March 31,         December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $   117,418         $    80,886
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,127,240           1,982,469
Finished goods (bottled wines            5,756,274           5,824,437
  and related products)                 __________          __________
                                         8,000,932           7,887,792

Less: amounts designated for distributor  (552,414)           (552,414)
                                        __________          __________

Current inventories                    $ 7,448,518         $ 7,335,378
                                        ==========          ==========








4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          March 31,         December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   976,838         $   976,838
Winery building and hospitality center   4,632,439           4,577,467
Equipment                                4,958,565           4,933,329
                                        __________          __________
                                        10,567,842          10,487,634

Less accumulated depreciation           (5,929,118)         (5,788,719)
                                        __________          __________
                                       $ 4,638,724         $ 4,698,915
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The first quarter, generally the weakest in the industry, has historically been the weakest for the Company generating a net loss in previous first quarters with the exception of the first quarters of 2003 and 2004. This profitable first quarter resulted primarily from the following operational factors:

- Significantly higher sales to out-of-state distributors,
- Significantly higher sales to Oregon restaurant and retail accounts made by the Company's own sales force, and
- Higher margins on the Company's products sold.

Given last year's first quarter was profitable primarily due to a custom crush sale and an interest rebate from one of the Company's lenders, this quarter is unusual in its level of profitability. Management does not expect to enjoy the high margins experienced in this quarter in future quarters this year and those margins may account for approximately a third of the Company's positive results. The balance is due to increased sales, some of which were stronger orders by distributors adding to their inventories due to strong holiday sales. Actual depletions of the Company's core offerings of Vintage Pinot noir, Whole Cluster Pinot noir, Pinot gris and Riesling from the Company's distributors to their retail and restaurant customers increased approximately 25%, a rate lower than the Company's rate of shipments to the distributors in the first quarter.

The Company's wines continued to receive strong reviews from prominent reviewers. The '99 Signature Cuvee Pinot noir earned 91 points and a Cellar Selection designation from Wine Enthusiast Magazine and the '99 Founders' Reserve Pinot noir earned 90 points from the Wine Spectator. Bon Appetit magazine, in their Best of the Year January issue, named the '00 Vintage Selection Pinot noir as among the top 25 wines in the world under $25 - the only Pinot noir listed. USA TODAY named the Vintage Selection Pinot gris among the Top Best White Wines in their article entitled "The Pours of Summer:
White wines get a tryout."



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2004                2003
                                        __________          __________

Tasting Room sales & Rental Income     $   327,759         $   295,667
On-site and off-site festivals              49,969              43,170
In state sales                             901,827             590,533
Out of state sales                         597,179             448,036
Custom crush /bulk wine /misc sales          9,015             155,175
                                        __________          __________
Gross Revenue                            1,885,749           1,532,581

Less Excise Taxes                           42,123              39,220
                                        __________          __________
Net Revenues                           $ 1,843,626         $ 1,493,361
                                        ==========          ==========

Tasting room and retail sales, and rental income for the three months ending March 31, increased 11% to $327,759 in 2004 from $295,667 for the same period in 2003. Tasting room and retail sales increased during the first quarter of 2004 due in part to increased traffic flow in the Tasting Room.

On-site and off-site festival sales for the first quarter of 2004 increased 16% to $49,969 from $43,170 over the first quarter of 2003. This increase is due primarily to the success of the Fifth Annual Mo's Crab and Chowder Festival in January, The Pinot and Chocolate Festival in February, and the introduction of the Wine, Cheese, and Pear Jubilee held in March.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 53% to $901,827 in the first quarter of 2004 from $590,533 in the first quarter of 2003. Sales through the Company's independent sales force alone for the first quarter of 2004 increased 45% to $774,270 from $532,664 over the first quarter of 2003.

Out-of-state sales in the first quarter of 2004 increased 33% to $597,179 from $448,036 in the first quarter of 2003. The Company's distributors experienced higher depletions during the first quarter of 2004.

Excise taxes

The Company's excise taxes increased in the first quarter of 2004 to $42,123 from $39,220 the same period in 2003. This was due in part to the increased sales in the first quarter of 2004, increasing overall sales volumes and taxes paid by volume.

In February and March of 2004, The Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax. The preliminary result of the audit was a substantial amount of back excise taxes, accrued interest and penalties due. At December 31, 2003 and March 31, 2004, accrued expenses included $80,000 which represents management's best estimate of back excise taxes, accrued interest and penalties due, related to this audit. This audit remains in process and when the final results are released, the Company will make any necessary adjustment for the exact amounts.

Gross Profit

Winery Operations

As a percentage of revenue, gross profit for the winery operations increased to 52% in the first quarter of 2004 as compared to 50% in the first quarter of 2003. After adjusting for the sale of bulk wines and custom crush fees in the first quarter of 2003, the gross margin would be 53% in the first quarter of 2003. We believe this non-GAAP disclosure provides a useful comparison to the first quarter of 2004. The Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs. The Company's increased representation of brands other than its own through its Oregon sales force will further erode the gross margins due to the slimmer margin of selling those brands.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased 11% to $693,364 in the first quarter of 2004 from $624,164 in the first quarter of 2003. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 38% in the first quarter of 2004 from 42% in the first quarter of 2003.


Interest Income, Other Income and Expense

Interest income decreased to $1,203 for the first quarter of 2004 from $1,313 for the first quarter of 2003. Interest expense decreased to $76,382 in the first quarter of 2004 from $87,121 in 2003. Primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                                         Three months ended March 31,
                                            2004                2003
                                        __________          __________
Gain on Tualatin bare land sale        $         -         $     3,004
Farm Credit interest rebate                 14,504              22,617
Miscellaneous rebates                           34                 302
                                        __________          __________
Other income                                14,538              25,923

Other income decreased to $14,538 for the first quarter 2004 from $25,923 for the first quarter of 2003. During the first quarter of 2004 the Company received an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2003, in the amount of $14,504, compared to $22,617 received during the first quarter of 2003.

Income Taxes

As the Company experienced a net profit for the first three months in 2004 a $82,241 income tax expense was accrued. The Company's estimated tax rate for the first quarter of 2004 and 2003 was 40 percent.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital balance of $5.5 million and a current ratio of 2.79:1. At December 31, 2003, the Company had a working capital balance of $5.4 million and a current ratio of 2.65:1. The Company had a cash balance of $180,736 at March 31, 2004.

Total cash provided by operating activities in the first quarter of 2004 was $143,186 compared to $203,254 in the first quarter of 2003. Cash provided by operating activities in the first quarter of 2004 was comprised of net income of $123,361 plus depreciation of $166,667 less changes in assets and liabilities and other non-cash charges of $146,842. Cash provided by operating activities in the first quarter of 2003 was comprised of net income of $138,141 plus depreciation of $183,765 less changes in assets and liabilities and other non-cash charges of $18,382.

Total cash used in investing activities in the first quarter of 2004 was $118,207 compared to $34,273 in the first quarter of 2003. Cash used in investing activities comprised of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the first quarter of 2004 was $57,924 compared to $595,857 in the first quarter of 2003. Cash used in financing activities was primarily comprised of payments on the long term debt (2004 $68,744 and 2003 $66,383) and payments on (additions to) the line of credit (2004 ($10,820) and 2003 $523,514).

At March 31, 2004, the line of credit balance was $1,141,336. The Company has a loan agreement with GE Commercial Distribution Finance Corporation that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of March 31, 2004, the Company was in compliance with all of the financial covenants.

As of March 31, 2004, the Company had a total long-term debt balance of $2,874,655 owed to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At March 31, 2004, the Company owed $614,529 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 3
Controls and Procedures

a) The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

ITEM 5
Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2004:

     - Income tax advisory services related to: income tax returns; acquisitions; and formation and liquidation of foreign subsidiaries


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 17, 2004         By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 17, 2004         By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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