Form 10QSB
period 2004-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-08-16
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2004
4,485,978 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          June 30,         December 31,
                                            2004                2003
                                        (unaudited)
ASSETS                                  __________          __________
Current assets
  Cash and cash equivalents            $    67,876         $   213,681
  Accounts receivable trade, net           616,206             796,836
  Inventories                            7,785,779           7,335,378
  Prepaid expenses and other
  current assets                            60,909              46,565
  Income taxes receivable                        -              81,670
  Deferred income taxes                    174,323             174,323
                                        __________          __________
Total current assets                     8,705,093           8,648,453

Vineyard development cost, net           1,700,671           1,698,970
Inventories                                552,414             552,414
Property and equipment, net              4,551,972           4,698,915
Notes receivable from officer and other     68,374              66,134
Debt issuance costs, net                    60,676              62,805
Other assets                               207,416             215,148
                                        __________          __________
Total assets                           $15,846,616         $15,942,839
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit                       $ 1,034,407         $ 1,130,516
  Current portion of long-term debt        250,291             250,291
  Accounts payable                         796,981             752,219
  Accrued expenses                         445,511             459,219
  Income taxes payable                      49,108                   -
  Grapes payable                           514,293             669,714
                                        __________          __________
Total current liabilities                3,090,591           3,261,959

Long-term debt                           2,559,134           2,693,108
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    120,390             108,995
Deferred gain                              387,251             399,743
Deferred income taxes                      300,856             300,856
                                        __________          __________
Total liabilities                        7,958,222           8,264,661
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,485,978 and 4,479,478
  shares issued and outstanding at June 30,
  2004 and December 31, 2003             7,181,639           7,167,589
Retained earnings                          706,755             510,589
                                        __________          __________
Total shareholders' equity               7,888,394           7,678,178
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,846,616         $15,942,839
                                        ==========          ==========
The accompanying notes are an integral part of these financial statements.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 2,096,773   $ 1,545,706  $ 3,931,383   $ 2,883,892
  Custom crush-facility lease-
    bulk revenue        7,041         8,640       16,057       163,815
                   __________    __________   __________    __________
Total net revenues  2,103,814     1,554,346    3,947,440     3,047,707

Cost of sales
  Case              1,061,808       744,882    1,945,827     1,375,339
  Bulk                      -         6,324            -       121,611
                   __________    __________   __________    __________
Total cost of sales 1,061,808       751,206    1,945,827     1,496,950

Gross margin        1,042,006       803,140    2,001,613     1,550,757

Selling, general and administrative
  expenses            846,570       670,176    1,539,933     1,294,341
                   __________    __________   __________    __________
Net operating
  income              195,436       132,964      461,680       256,416

Other income (expense)
  Interest income       1,346         1,313        2,548         2,627
  Interest expense    (75,440)      (86,411)    (151,822)     (173,532)
  Other income
    (expense)               -         1,076       14,538        26,999
                   __________    __________   __________    __________
Net income before
  income taxes        121,342        48,942      326,944       112,510

Income tax             48,537        19,611      130,778        45,038
                   __________    __________   __________    __________
Net income             72,805        29,331      196,166        67,472

Retained earnings beginning of
  period              633,950       410,510      510,589       372,369
                   __________    __________   __________    __________
Retained earnings
  end of period   $   706,755   $   439,841  $   706,755   $   439,841
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .02   $       .01  $       .04   $       .02

Diluted earnings per
  common share    $       .02   $       .01  $       .04   $       .02

Weighted average number of
basic common shares
outstanding         4,485,780     4,474,854    4,484,030     4,473,663

Weighted average number of
diluted common shares
outstanding         4,567,637     4,474,854    4,565,887     4,473,663

The accompanying notes are an integral part of these financial statements.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                            2004                2003
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   196,166         $    67,472
Reconciliation of net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization            325,541             363,721
  Loss (gain) on disposal of fixed assets    1,898              (3,004)
  Stock issued for compensation             11,500               8,819

Changes in assets and liabilities:
  Accounts receivable trade                180,630              66,817
  Inventories                             (450,401)             94,242
  Prepaid expenses and other
    current assets                         (14,344)             12,173
  Note receivable                           (2,240)             (2,075)
  Other assets                               7,732               8,657
  Accounts payable                          44,762            (135,935)
  Accrued commissions and payroll costs    (13,708)              1,640
  Income taxes payable                     130,778             (24,084)
  Grape payables                          (155,421)           (303,555)
  Deferred rent liability                   11,395              11,396
  Deferred gain                            (12,492)            (12,492)
                                        __________          __________
Net cash provided by
  operating activities                     261,796             153,792
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (130,518)            (70,238)
  Vineyard development expenditures        (40,462)             (6,057)
  Proceeds from the sale of property
    and equipment                                -              15,128
  Investments                                    -               1,000
                                        __________          __________
Net cash used in investing activities     (170,980)            (60,167)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (9,088)            (12,710)
  Net decrease in line of
    Credit balance                         (96,109)           (307,097)
  Proceeds from stocks options exercised     2,550                   -
  Repayments of long-term debt            (133,974)           (129,565)
                                        __________          __________
Net cash used in financing activities     (236,621)           (449,372)
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (145,805)           (355,747)

Cash and cash equivalents:
  Beginning of period                      213,681             632,183
                                        __________          __________
  End of period                        $    67,876         $   276,436
                                        ==========          ==========
The accompanying notes are an integral part of these financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2004 and 2003, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 2003, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common
equivalent shares outstanding during the year.   Common equivalent shares from
stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were total common stock equivalent shares of 81,857 shares included in the computation of dilutive earnings per share for the three and six-month period ended June 30, 2004. Options to purchase shares of common stock outstanding at June 30, 2003 were not included in the computation of diluted earnings per share for the three and six-month period ended June 30, 2003 because the exercise prices were greater than fair value.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the three and six months ended June 30:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                   __________    __________   __________    __________

Net income,
  as reported     $    72,805   $    29,331  $   196,166   $    67,472
Add stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -             -       11,500         8,819

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects              (5,124)       (5,948)     (18,033)      (20,715)
                   __________    __________   __________    __________

Pro forma net
  income          $    67,681   $    23,383  $   189,633   $    55,576

Earnings per share:
  Basic -
    as reported   $      0.02   $      0.01  $      0.04   $      0.02
  Basic -
    pro forma     $      0.02   $      0.01  $      0.04   $      0.01

  Diluted -
    as reported   $      0.02   $      0.01  $      0.04   $      0.02
  Diluted -
    pro forma     $      0.01   $      0.01  $      0.04   $      0.01

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:

                                          June 30,          December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $   140,181         $    80,886
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,136,742           1,982,469
Finished goods (bottled wines            6,061,270           5,824,437
  and related products)                 __________          __________
                                         8,338,193           7,887,792

Less: amounts designated for distributor  (552,414)           (552,414)
                                        __________          __________

Current inventories                    $ 7,785,779         $ 7,335,378
                                        ==========          ==========
4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          June 30,          December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   984,256         $   976,838
Winery building and hospitality center   4,647,272           4,577,467
Equipment                                4,979,294           4,933,329
                                        __________          __________
                                        10,610,822          10,487,634

Less accumulated depreciation           (6,058,850)         (5,788,719)
                                        __________          __________
                                       $ 4,551,972         $ 4,698,915
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Revenues increased in the three and six months ended June 30, 2004 compared to the prior year period, particularly in the six month period where total revenue increased 30%. This was due primarily to increased sales through the Bacchus Fine Wines and out of state sales departments. While total costs of sales and selling, general and administrative expenses also increased in both the three and six months periods, net operating income increased approximately 47% for the three months ended June 30, 2004 and 80% for the six months ended June 30, 2004, compared in each case to the prior year period. Net income before taxes increased 148% and 191% for the three and six month periods ended June 30, 2004 compared to the prior year periods and earnings per share doubled in each of the three and six month periods ended June 30, 2004 compared to the prior year period. This was due entirely to the increase in our net revenue for those periods.

We expect revenues to increase in the future because of the continued growth of Bacchus Fine Wines. We also expect total costs of sales and selling, general and administrative expense to increase.

The Company has hired a viticulture consultant to improve vineyard care and increase wine quality. The winemaker and vineyard manager have spent one day each week with her this quarter, resulting in a number of vineyard improvements including using straw under the vine rows to increase natural soil nutrition and as well as using other organic methods of improving vine health. These activities have resulted in higher per acre costs. We believe these higher costs will be offset by increased quality of grapes, which should result in our wines demanding premium pricing, and increasing revenues.

The gross margin is higher than expected, elevating profitability. As our distribution in Oregon of wines produced by others grows, we expect this gross margin to fall. Therefore, we believe conclusions should not be drawn by this Quarter's favorable gross margin.

Also in this quarter, the Company favorably resolved its review of invoices to the out-of-state distribution network and bill-backs received by this network and credits taken against Company invoices by this network. This review resulted in the reduction of sample and sales allowance expenses and thereby providing a one time increase in profitability in this quarter.

As a result of the Sarbanes-Oxley Act and accompanying regulations relating to public company financial reporting, we are expecting to incur significantly greater costs, including accounting, legal and consulting fees in the future. We anticipate these fees will reduce the Company's profitability in future periods.

Revenues from Bacchus Fine Wines, the Company's wholesale wine distribution department, increased 54% in the 2nd Quarter of 2004 compared to the same period in 2003. At the same time, expenses attributable to Bacchus' operations increased at a higher rate(68%) and exceeded planned expenses for the three months ended June 30, 2004 compared to the prior year period. We believe we are in an infrastructure building stage, which will be supported by increased sales in the future, thereby spreading these new fixed costs over greater volume and increasing profitability. Sales of Company produced products through Bacchus Fine Wines increased 8% and sales of products produced by other wineries increased 570% in the three months ended June 30, 2004 compared to the prior year period.

Out-of-state sales to distributors increased 36% for the three months ended June 30, 2004 compared to the prior year period with lower selling costs than in the comparable prior year period, as well as budget. The unusual sale of the remaining stock of 2002 Pinot gris to United Airlines for its First Class Cabin wine service on international and transcontinental flights in the three months ended June 30, 2004 contributed to these positive results. This same wine was named in USA Today as one of the top white wines of summer, in an article written March 26, 2004, titled, "The Pours of Summer". We believe the Company will need to increase sales expenses, in particular out-of-state travel to distributor markets, to increase retail and restaurant account calls to remain competitive with other wine producers. These additional costs could reduce future profitability.

Retail revenues were down 6% in the three months ended June 30, 2004 compared to the prior year period due primarily to lower direct sales made by the Company's key customer sales representatives. Staff turnover with vacancies in these positions is the primary reason for these lower sales. Higher tasting room sales in the three months ended June 30, 2004 compared to the prior year period did not completely offset the direct sale revenue reductions. Results have improved at the Tualatin winery as compared to the prior year since we leased a portion of the facility to our former head winemaker which generated rent income of $6,909 and $15,924, respectively for the three and six months ended June 30, 2004.

The Company's wines continued to receive strong reviews from prominent reviewers. Willamette Valley Vineyards 2003 Pinot gris received an "Exceptional" rating from renowned wine critic Dan Berger and was awarded the "Sweepstakes White" wine, one of the top awards from among 1,600 wines submitted at the Long Beach Grand Cru.


RESULTS OF OPERATIONS

Revenue

The Company's revenues are summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   331,363   $   351,414  $   659,122   $   647,081
On-site and off-site
 festivals             11,766        21,826       61,735        64,997
In state sales      1,171,162       758,465    2,072,989     1,348,997
Out of state sales    649,470       478,770    1,246,648       926,806
Bulk wine/
 Misc. sales            7,041         8,640       16,057       163,815
                   __________    __________   __________    __________
Total Revenue       2,170,802     1,619,115    4,056,551     3,151,696

Less Excise Taxes      66,988        64,769      109,111       103,989
                   __________    __________   __________    __________
Net Revenue       $ 2,103,814   $ 1,554,346  $ 3,947,440   $ 3,047,707
                   ==========    ==========   ==========    ==========

Tasting room and retail sales, and rental income for the three months ending June 30, 2004 decreased 6% to $331,363 in 2004 from $351,414 for the comparable period in 2003. For the six months ended June 30, 2004 sales increased 2% over the comparable prior year period. Tasting room and retail sales decreased during the second quarter of 2004 due in part to staff turnover and vacancies in key customer sales.

On-site and off-site festival sales for the three months ended June 30, 2004 decreased 46% to $11,766 from $21,826 compared to the prior year period, and decreased 5% for the six months ended June 30, 2004 compared to the prior year period. These decreases are due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 54% to $1,171,162 in the three months ended June 30, 2004 from $758,465 as compared to the prior year period. Sales through the Company's independent sales force alone for the three months ended June 30, 2004 increased 60% to $949,675 from $593,566 from the comparable prior year period. The Company's direct instate sales to our largest customer increased 153% to $193,067 from $76,328 in the three months ended June 30, 2004 compared to the prior year period. These increases are largely the result of the improved sales management and broader product lines presented through the development of Bacchus Fine Wines.

Out-of-state sales in the three months ended June 30, 2004 increased 36% to $649,470 from $478,770 compared to the prior year period. During the six months ended June 30, 2004, sales increased 35% compared to the prior year period. The higher sales are a result of increased promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company's excise taxes increased in the three months ended June 30, 2004 to $66,988 from $64,769 compared to the prior year period, and increased to $109,111 from $103,689 for the six months ended June 30, 2004 compared to the prior year period. This was due largely to the increased sales in the three months ended June 30, 2004, increasing overall sales volumes and taxes paid by volume.

In February and March of 2004, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax. The preliminary result of this audit was back excise taxes due principally to the Company's incorrect application of the federal small winery tax credit. Congress previously increased wine taxes from 17 cents to $1.07 per gallon but provided a 90-cent exemption for small wineries on the first 100,000 gallons produced. This credit declines when production surpasses 150,000 gallons by 1% for every additional 1,000 gallons. The Company's error in the application of this credit may also result in penalty and interest assessments due in part to the requirement that tax returns must be accurately filed every two weeks.
Although sales declined in 2002, the tax rate on those sales actually rose due to the processing of the large amount of grape tonnage in the past several years. Although the exact amount of any back taxes, accrued interest and penalties, if any, is not known, we included in accrued expenses for December 31, 2003 and June 30, 2004, an estimate of $80,000 in relation to expected back excise taxes due.


Gross Margin

As a percentage of net revenue, gross margin decreased to 50% in the three months ended June 30, 2004 as compared to 52% in the comparable prior year period. Gross margin for the six months ended June 30, 2004 and the comparable prior year period was approximately 51%. While the Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs, we anticipate the Company's increased representation of brands other than its own through its Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $846,570 in the three months ended June 30, 2004 from $670,176 in the comparable prior year period. Selling, general and administrative expenses increased to $1,539,933 for the six months ended June 30, 2004 from $1,294,341 for the comparable prior year period. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 40% in the three months ended June 30, 2004 from 43% in the comparable prior year period, and to 39% in the six months ended June 30, 2004 from 42% in the comparable prior year period, primarily as a result of increased revenues.

Interest Income, Other Income and Expense

Interest income increased to $1,346 for the three months ended June 30, 2004 from $1,313 for the comparable prior year period. Interest expense decreased to $75,440 for the three months ended June 30, 2004 compared to $86,411 in the comparable prior year period. Interest income decreased to $2,548 the six months ended June 30, 2004 compared to $2,627 for the comparable prior year period. Interest expense decreased to $151,822 for the six months ended
June 30, 2004 compared to $173,532 in the comparable prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                   __________    __________   __________    __________

Gain on Tualatin
 bare land sale   $         -   $         -  $         -   $     3,004
Farm Credit interest
 rebate                     -             -       14,504        22,617
Miscellaneous rebates       -         1,076           34         1,378

                   __________    __________   __________    __________
Other income
 (expense)        $         -   $     1,076  $    14,538   $    26,999


Income Taxes

As the Company experienced a net profit for the three and six months ended June 30, 2004, we accrued $48,537 in income tax expense for the three months ended June 30, 2004, making the total accrued $130,778 for the six months ended June 30, 2004. The Company's estimated tax rate for the three and six months ended June 30, 2004 was 40 percent.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital balance of $5.6 million and a current ratio of 2.82:1. At December 31, 2003, the Company had a working capital balance of $5.4 million and a current ratio of 2.65:1. The Company had a cash balance of $67,876 at June 30, 2004.

Total cash provided by operating activities in the six months ended June 30, 2004 was $261,796 compared to $153,792 in the prior year period. Cash provided by operating activities in the six months ended June 30, 2004 was comprised of net income of $196,166 plus depreciation of $325,541 less changes in assets and liabilities and other non-cash charges of $259,911. Cash provided by operating activities in the six months ended June 30, 2003 was comprised of net income of $67,472 plus depreciation of $363,721 less changes in assets and liabilities and other non-cash charges of $277,401.

Total cash used in investing activities in the six months ended June 30, 2004 was $170,980 compared to $60,167 in the prior year period. Cash used in investing activities comprised of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the six months ended June 30, 2004 was $236,621 compared to $449,372 in the prior year period. Cash used in financing activities was primarily comprised of payments on the long term debt (2004 $133,974 and 2003 $129,565) and payments on the line of credit
(2004 $96,109 and 2003 $307,097).

At June 30, 2004, the line of credit balance was $1,034,407 compared to $1,130,516 on December 31, 2003. The Company's loan agreement with GE Commercial Distribution Finance Corporation contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, which must be maintained by the Company on a quarterly basis. As of June 30, 2004, the Company was in compliance with all of the financial covenants.

As of June 30, 2004, the Company had a total long-term debt balance of $2,809,425 owed primarily to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At June 30, 2004, the Company owed $514,293 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2003.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the our disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of it disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II.               OTHER INFORMATION


Item 1
               Exhibits and Reports on Form 8-K.

a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.
b) No reports on Form 8-K were filed during the three months ended June 30, 2004.

ITEM 5
Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2004:

     - Income tax advisory services related to: income tax returns;
acquisitions


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: August 13, 2004      By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: August 13, 2004      By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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