Form 10KSB/A
period 2003-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-12-07
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

                                      As of December 31, 2003

Issuer's revenues for its most recent fiscal year:    $7,356,646

Aggregate market value of the voting stock held by
non-affiliates of the Issuer based upon the closing
bid price of such stock:                          $9,496,493

Number of shares of Common Stock outstanding:      4,479,478

Transitional Small Business Disclosure Format:     YES [ ] No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE



The purpose of this Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Willamette Valley Vineyards, Inc. (the "Company") for the fiscal year ended December 31, 2003 is to restate our financial statements for the years ended December 31, 2003, 2002 and 2001, for the quarters ended March 31, June 30, September 30 and December 31, 2003, 2002 and 2001, and related disclosures.

Generally, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-KSB except as required to reflect the effects of the restatement. This Form 10-KSB/A generally does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 15, 2004. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

In February and March 2004, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years, to reflect the correct excise tax for each of the annual periods of $25,135, $38,615 and $16,250, respectively, and to record the estimated interest and penalties of $7,418, $3,911 and $893, respectively, with respect to the related estimated excise tax liability.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a 5 year period through 2004. Amortization expense of $14,400 was included in selling, general and administrative expenses in 2003, 2002 and 2001. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001 and for each of the quarters in the years then ended to adjust for the previously capitalized costs and related amortization.

In addition, the Company has restated its financial statements for the years ended December 31, 2002 and 2001 and for each of the quarters therein, and for the quarters ended March 31, June 30 and September 30, 2003, to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction from other income to an offset of the related lease expense included in selling, general and administrative expenses. The Company has also restated the three and six month periods ended June 30, 2003 and the nine month period ended September 30, 2003 to reflect the reclassification of an expense from other expense to cost of goods sold. The Company has also included additional disclosure related to providing living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

Additional detail regarding the restatement is included in Notes 10, 13 and
Note 14 of the Notes to Financial Statements included in Part II-Item 7 and in Management's Discussion and Analysis or Plan of Operation in Part II-Item 6 of this Amendment No. 2 on Form 10-KSB/A.


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

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $2,777,779 at December 31, 2003 and $3,003,720 at December 31, 2002. The mortgages are payable in annual aggregate installments including interest of approximately $350,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $2,140,159 on December 31, 2003. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $637,620 on December 31, 2003

Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

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

The Management's Discussion and Analysis or Plan of Operation presented below reflects the effects of the restatement of our financial statements for the years ended December 31, 2003, 2002 and 2001, as further discussed below and in
Note 13 to the financial statements.


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

THE VINE
The Vine is the world's leading independent wine magazine. Written out of London, England, author Clive Coates was a wine executive for 20 years before becoming an author and winning awards including Wine Writer of the Year. He has written for nearly all major wine publications and wine books, which are considered "classics". The Vine concentrates on fine wines only and is written from personal tasting experience. Coates focuses on many aspects of wine, such as when to buy and consume, and tasting comparisons. He rates wines from 1 to 20, 20 being a perfect score:
14 - Average
15 - Good
16 - Very Good
17.5 - A fine one
18 and up - Grande Annee

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

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2003 Quarter Ended  Fiscal 2002 Quarter Ended
                     (in thousands)          (in thousands)
                3/31  6/30  9/30  12/31  3/31  6/30  9/30  12/31
Tasting room and
retail sales    $296  $351  $446   $485  $340  $383  $411   $432
On-site and off-site
festivals         43    22    21     22    46    33    46     19
In-state sales   591   756   915  1,292   564   613   668    935
Bulk/Grape sales 155     9    70     26     -    28     -      2
Out-of-state
sales            447   481   535    679   344   355   439    523
Total winery
revenues       1,532 1,619 1,987  2,504 1,294 1,412 1,564  1,911


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2003        2002        2001
                                 (Restated)  (Restated)  (Restated)
Tasting room and retail sales     $1,578      $1,566      $1,409
On-site and off-site festivals       108         144         206
In-state sales                     3,554       2,780       2,802
Bulk /Grape Sales                    260          30         353
Out-of-state sales                 2,142       1,661       2,461
Revenues from winery operations   $7,642      $6,181      $7,231

Less Excise Taxes                    285         230         216

Net  Revenue                      $7,357      $5,951      $7,015


Restatement of Financial Information

As further discussed in Note 13 to the financial statements, in February and March 2004, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years, to reflect the correct excise tax for each of the annual periods of $25,135, $38,615 and $16,250, respectively, and to record the estimated interest and penalties of $7,418, $3,911 and $893, respectively, with respect to the related estimated excise tax liability.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a 5 year period through 2004. Amortization expense of $14,400 was included in selling, general and administrative expenses in 2003, 2002 and 2001. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001 and for each of the quarters in the years then ended to adjust for the previously capitalized costs and related amortization.

The effect of these restatements is to increase net income for the year ended December 31, 2003 by $35,508 ($.01 per share) and to decrease net income for the years ended December 31, 2002 and 2001 by $17,729 ($- per share) and $1,840 ($- per share), respectively.

In addition, the Company has restated its financial statements for the years ended December 31, 2002 and 2001 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $24,984 from other income to an offset of the related lease expense. The Company has also restated the three and six month periods ended June 30, 2003 and the nine month period ended September 30, 2003 to reflect the reclassification of an expense of $29,423 from other expense to cost of goods sold. There was no change to previously reported net income as a result of these reclassifications.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at December 31, 2003 and 2002, and its Statements of Operations for the years ended December 31, 2003, 2002 and 2001. There was no change to previously reported net cash provided by (used for) operating activities, net cash used in investing activities, or net cash (used in) provided by financing activities.

December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


December 31, 2002
                        As Reported      Adjustments      Restated
Other assets            $    238,647     $    (28,328)    $    210,319
                        ------------     ------------     ------------
Total assets            $ 16,547,253     $    (28,328)    $ 16,518,925
                        ============     ============     ============
Current liabilities     $  3,777,154     $     36,849     $  3,814,003
                        ------------     ------------     ------------
Deferred income taxes   $    287,127     $    (11,331)    $    275,796
                        ------------     ------------     ------------
Total liabilities       $  9,019,722     $     25,518     $  9,045,240
Shareholders' equity       7,527,531          (53,846)       7,473,685
                        ------------     ------------     ------------
Total liabilities and
shareholders' equity    $ 16,547,253     $    (28,328)    $ 16,518,925
                        ============     ============     ============



For the year ended December 31, 2003
                        As Reported      Adjustments      Restated
Net revenues            $  7,301,781     $     54,865     $  7,356,646
Cost of sales              3,827,526                -        3,827,526
                        ------------     ------------     ------------
Gross margin               3,474,255           54,865        3,529,120

Selling general and administrative
 expenses                  3,018,164          (10,354)       3,007,810
                        ------------     ------------     ------------
Net operating income         456,091           65,219          521,310
Other income
 (expense), net             (213,606)          (3,372)        (216,978)
                        ------------     ------------     ------------
Income before
 income taxes                242,485           61,847          304,332
Income tax                   104,265           26,339          130,604
                        ------------     ------------     ------------
Net income              $    138,220     $     35,508     $    173,728


For the year ended December 31, 2002
                        As Reported      Adjustments      Restated
Net revenues            $  5,989,456     $    (38,615)    $  5,950,841
Cost of sales              2,754,824                -        2,754,824
                        ------------     ------------     ------------
Gross margin               3,234,632          (38,615)       3,196,017

Selling general and administrative
 expenses                  2,685,023          (37,251)       2,647,772
                        ------------     ------------     ------------
Net operating income         549,609           (1,364)         548,245
Other income
 (expense), net             (322,297)         (26,762)        (349,059)
                        ------------     ------------     ------------
Income before
 income taxes                227,312          (28,126)         199,186
Income tax                    90,837          (10,397)          80,440
                        ------------     ------------     ------------
Net income              $    136,475     $    (17,729)    $    118,746


For the year ended December 31, 2001
                        As Reported      Adjustments      Restated
Net revenues            $  7,030,791     $    (16,250)    $  7,014,541
Cost of sales              3,560,853                -        3,560,853
                        ------------     ------------     ------------
Gross margin               3,469,938          (16,250)       3,453,688

Selling general and administrative
 expenses                  2,978,799          (38,897)       2,939,902
                        ------------     ------------     ------------
Net operating income         491,139           22,647          513,786
Other income
 (expense), net             (378,279)         (25,390)        (403,669)
                        ------------     ------------     ------------
Income before
 income taxes                112,860           (2,743)         110,117
Income tax                    54,015             (903)          53,112
                        ------------     ------------     ------------
Net income              $     58,845     $     (1,840)    $     57,005


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

Wholesale sales in the state of Oregon for the year ended December 31, 2003, through the Company's independent sales force and through direct sales from the winery, increased 28% to $3,554,499 from $2,779,735 for the same period in 2002. Large chain retailers dominate Oregon's retail wine environment. For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $339,022 in 2003, down from $343,876 in 2002.

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

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The total excise taxes incurred in 2003 was $284,743, as compared to $229,940 in 2002. Sales data in the discussion above is quoted before the exclusion of excise taxes.

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

Selling, general, and administrative expenses for the year ended December 31, 2003, increased approximately 14% to $3,007,810 compared to $2,647,772 for the same period in 2002. As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 41% in 2003 as compared to 44% in 2002. The primary reasons for the increase in expenses in 2003 over 2002 were increased expenses related to in-state sales and the building of the Bacchus sales force, and the focus on facilities repairs and maintenance in the fourth quarter of 2003. The Company invested heavily in delivery vehicles and drivers to support the in-state sales force, as well as increased the marketing expenses provided for their accounts.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2003          2002
                                                            (restated)
                                              __________    __________
Insurance settlement for
 inventory loss                              $    95,369   $         -
Miscellaneous rebates                              1,511           122
Gain on Tualatin
 bare land sale                                    3,004             -
Farm Credit interest
 rebate                                           22,617             -
Refunded interest and penalties                                  5,572
                                              __________    __________
Other income
 (expense)                                   $   122,501   $     5,694

Other income for the year ended December 31, 2003 was $122,501 as compared to $5,694 for the year ended December 31, 2002. This increase is primarily due to insurance proceeds received related to an inventory loss.

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

Interest income increased to $5,070 in fiscal year 2003 from $4,469 in fiscal year 2002. Interest expense decreased to $344,549 in fiscal year 2003 from $359,222 in fiscal year 2002.

The provision for income taxes and the Company's effective tax rate were $130,604 and 43% of pre-tax income in fiscal year 2003 with $80,440 or 40% of pre-tax income recorded for fiscal year 2002.

As a result of the above factors, net income increased to $173,728 in fiscal 2003 from $118,746 for fiscal year of 2002. Earnings per share were $.04, $.03, and $.01, in fiscal years 2003, 2002, and 2001, respectively.


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

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The total excise taxes incurred in 2002 was $229,940, as compared to $216,328 in 2001. Sales data in the discussion above is quoted before the exclusion of excise taxes.

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

Selling, general, and administrative expenses for the year ended December
31, 2002, decreased approximately 10% to $2,647,772 compared to $2,939,902 for the same period in 2001. During 2002 the Company disposed of approximately
6.5 acres of unproductive vines at the Tualatin Estate Vineyard and recorded an expense of $35,465 included in selling, general and administrative expenses.
As a percentage of revenue from winery operations, the selling, general, and administrative expenses were 44% in 2002 as compared to 42% in 2001. The largest part of the decrease in expenses in 2002 over 2001 was decreased expenses related to out-of-state sales and tight restrictions on all aspects of spending due to the lack of a line of credit. Management reduced fixed sales costs by eliminating the national sales manager position and his remote office, decreasing compensation, office, travel and entertainment expenses. With the CEO as the lead, the Company embarked on extensive distributor sales staff training in the field, and retained, in selected markets, local, professional wine brokers paid on case depletions made by the distributor to retail accounts. The Company's ability to spend was hampered by the lack of an external source of liquidity caused by the reduction in available borrowing demanded by the Company's former operating lender, Northwest Farm Credit Services. This restriction forced the Company to closely watch spending to ensure maximum return, and delay some spending until alternate financing was arranged.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2002          2001
                                              (restated)    (restated)
                                              __________    __________
Miscellaneous rebates                        $       122   $     4,384
Refunded interest and penalties                    5,572             -
Northwest Farm Credit Services
 patronage rebate                                               29,171
                                              __________    __________
Other income
 (expense)                                   $     5,694   $    33,555

Other income for the year ended December 31, 2002 was $5,694 as compared to $33,555 for the year ended December 31, 2001. The Company filed an amended tax return for the year ended December 31, 1999 and received a refund for interest and penalties paid for the 1999 tax year totaling $5,572. In the year ended December 31, 2001, the Company received a patronage rebate from Northwest Farm Credit Services that was not received in 2002. Interest income decreased to $4,469 in fiscal year 2002 from $4,811 in fiscal year 2001. Interest expense decreased to $359,222 in fiscal year 2002 from $442,035 in fiscal year 2001.

The provision for income taxes and the Company's effective tax rate were $80,440 and 40% of pre-tax income in fiscal year 2002 with $53,112 or 48% of pre-tax income recorded for fiscal year 2001.

As a result of the above factors, net income increased to $118,746 in fiscal 2002 from $57,005 for fiscal year of 2001. Earnings per share were $.03, $.01, and $.00, in fiscal years 2002, 2001, and 2000, respectively.


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

The Company's ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed above. There was $1,256,360 outstanding on the line of credit with GE Commercial Distribution Finance Corporation as of September 30, 2004. The Company has been notified by GE Commercial Distribution Finance Corporation that they do not intend to renew the line of credit agreement when it expires on January 3, 2005 and that it was reducing the amount available under the existing line of credit to $2,000,000. There can be no assurance that the Company will be successful in obtaining replacement financing on favorable terms, or at all. The Company's failure to obtain such financing or to obtain such financing on favorable terms raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in discussions with a replacement lender to replace the line of credit facility in amounts that are similar to the existing credit facility but has not obtained a non-cancelable commitment. Management believes that it will be able to complete discussions and satisfy all the required terms and conditions prior to January 3, 2005. In the event that they are not able to finalize a new line of credit facility prior to January 3, 2005, management believes that the existing lender will grant an extension of time on the existing line of credit to enable the Company to finalize a new line of credit facility. Management believes existing cash and cash flow from operations, combined with the amounts that it expects to have available under the new line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2005.

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
                   ==========  ==========  ==========  ==========  ==========



                            Amount of Commitment Expiration Per Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Operating Line
 of credit(A)     $ 1,130,516 $         - $ 1,130,516 $         - $         -
                   __________  __________  __________  __________  __________
Total Commercial
 Commitments      $ 1,130,516 $         - $ 1,130,516 $         - $         -
                   ==========  ==========  ==========  ==========  ==========

(A) As discussed in Note 1 to the financial statements the Company has been notified by the lender that they do not intend to renew the line of credit agreement when it expires on January 3, 2005.


ITEM 7.     FINANCIAL STATEMENTS.

The financial statements required by this item are presented at page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A.    CONTROLS AND PROCEDURES.

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As described in Part II, Item 6, Management's Discussion and Analysis or Plan of Operation under Restatement of Financial Information and in Note 13 of the Notes to Financial Statements included in Part II, Item 7, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company's management determined it was necessary to restate the Company's financial statements as of and for the years ended December 31, 2003, 2002, and 2001 and for each of the quarterly periods within each of those years for the following: a) the Company's incorrect application of the federal small winery tax credit, b) capitalization and subsequent amortization of certain label and package design costs that should have been expensed in the period incurred, c) revision in classification of the amortization of deferred gain from a sales-leaseback from other income to selling, general and administrative expenses, and d) revision in classification of an expense in other expense to cost of goods sold.

In connection with restating the Company's financial statements as provided in this report, the Chief Executive Officer, Chief Financial Officer and other management personnel re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the report and as of the date of this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level.

Management and the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, identified and communicated to the Audit Committee certain matters relating to the Company's internal controls and procedures over its financial reporting for excise taxes during the periods under review that are considered a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2). In response thereto, the Company has performed a review of its excise tax calculation and reporting procedures and has put additional controls in place over the calculation and reporting of excise taxes to ensure that they are accurately measured and reported in the appropriate reporting period. We believe these changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of our disclosure controls and procedures will be met. The Company has also implemented enhanced supervisory review procedures related to the preparation of our financial statements, including the process used to initially classify transactions, to ensure that amounts are appropriately classified in accordance with generally accepted accounting principles and classified consistently between reporting periods.


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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


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


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2003, conducted one meeting. The elected members of the Audit Committee are Terry Emmert and Stan Turel. Mr. Turel is designated by the Board of Directors as the "audit committee financial expert" under SEC rules. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2003, the Compensation Committee held three meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee held one meeting during 2003.

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

                                  SUMMARY COMPENSATION TABLE
                                                   Long Term Compensation
                 Annual Compensation                Awards        Payouts
Name
      Year Salary($) Bonus($)  Other Annual Restricted Securities LTIP       All
                               Compensation($)  Stock Underlying Payouts($)Other
                                                                         Compen-
                                                                         sations
                                              Award(s)  Options/
                                                ($)     SARs (#)
James W. Bernau
      2001   95,357       -         6,693         -       82,000   -     -
      2002   97,027       -         6,934         -      112,000   -     -
      2003  120,318       -         6,953         -      112,000   -     -


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2003, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                                             Number of         Percent of
                                        Shares Outstanding       Shares
                                                           Beneficially Owned


James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                        1,071,160.5 (1)       23.9%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                            52,743   (2)        1.2%
Milwaukie, OR  97222

Terry W. Emmert        Director
11811 SE Highway 212                          281,200              6.3%
Clackamas, OR 97015

Betty M. O'Brien    Director
22500 Ingram Lane NW                           13,950   (3)         **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                             131,885   (4)        2.9%
Vancouver, WA  98683

All Directors, executive                    1,550,939             34.6%
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

(o) Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm


(b) Reports on Form 8-K

a.	Form 8-K, filed October 7, 2004, Item 4.02 - Non-Reliance on Previously
Issued Financial Statements or a Related Audit Report or Interim Review
b.	Form 8-K, filed November 26, 2004, Item 2.02 - Results of Operations and Financial Condition
c.	Form 8-K, filed December 2, 2004, Item 2.02 - Results of Operations and
Financial Condition and Item 3.01 - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard: Transfer of Listing


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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: December 6, 2004     By:____/s/ James W. Bernau__________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


__/s/________________  Chairperson of the Board,   December 6, 2004
James W. Bernau        President
                        (Principal Executive Officer)

__/s/________________  Controller                  December 6, 2004
Sean M. Cary           (Principal Accounting Officer)



__/s/________________  Director and Vice-President December 6, 2004
James L. Ellis         and Secretary

__/s/________________  Director                    December 6, 2004
Delna L. Jones

__/s/________________  Director                    December 6, 2004
Lisa M. Matich

__/s/________________  Director                    December 6, 2004
Betty M. O'Brien

__/s/________________  Director                    December 6, 2004
Stan G. Turel



EXHIBIT INDEX

Exhibit

23.1 Consent of Independent Registered Public Accounting Firm

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

Exhibit 99.77D Code of Ethics for CEO and Finance Leaders





Willamette Valley
Vineyards, Inc.
Report and Financial Statements
For the Years Ended December 31, 2003, 2002 and 2001.


Willamette Valley Vineyards, Inc.
Index to Financial Statements


Report of Independent Registered Public Accounting Firm............... F-1

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







            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the accompanying financial statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's line of credit expires on January 3, 2005 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP


Portland, Oregon
March 24, 2004, except for the liquidity paragraph at Note 1 and Note 13, as to which the date is December 1, 2004







Willamette Valley Vineyards, Inc.
Balance Sheets
December 31, 2003 and 2002

                                                  2003          2002
                                                (Restated)    (Restated)
         ASSETS
Current assets:
  Cash and cash equivalents                  $    213,681  $    632,183
  Accounts receivable, net (Note 2)               796,836       519,861
  Inventories (Note 3)                          7,335,378     7,550,291
  Prepaid expenses and other current assets        46,565        47,908
  Income taxes receivable (Note 9)                 83,911             -
  Deferred income taxes (Note 9)                  174,323       148,212
                                               -----------   -----------
    Total current assets                        8,650,694     8,898,455

Vineyard development costs, net                 1,698,970     1,707,274
Inventory (Notes 3 and 12)                        552,414       520,408
Property and equipment, net (Note 4)            4,698,915     5,046,893
Notes receivable from officer and
  other (Note 10)                                  66,134        61,948
Debt issuance costs                                62,805        73,628
Other assets                                      201,220       210,319
                                               -----------   -----------
                                             $ 15,931,152  $ 16,518,925
                                               ___________   ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $  1,130,516  $  2,050,171
  Current portion of long-term debt and
    capital lease obligations (Note 6)            250,291       237,838
  Accounts payable                                752,219       371,253
  Accrued expenses                                471,441       273,698
  Income taxes payable                                  -        10,985
  Grape payables                                  669,714       870,058
                                               -----------   -----------
    Total current liabilities                   3,274,181     3,814,003

Long-term debt and capital lease
  obligations (Note 6)                          2,693,108     2,944,511
Distributor obligation (Note 12)                1,500,000     1,500,000
Deferred rent liability                           108,995        86,203
Deferred gain (Note 11)                           399,743       424,727
Deferred income taxes (Note 9)                    295,285       275,796
                                               -----------   -----------
Total liabilities                               8,271,312     9,045,240
                                               -----------   -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,479,478 and
    4,469,444 shares issued and
    outstanding at December 31, 2003
    and 2002, respectively                      7,167,589     7,155,162
  Retained earnings                               492,251       318,523
                                               -----------   -----------
Total shareholders' equity                      7,659,840     7,473,685
                                               -----------   -----------
                                             $ 15,931,152  $ 16,518,925
                                               ___________   ___________


    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001
                                         (restated)   (restated)   (restated)

Net revenues                            $ 7,356,646  $ 5,950,841  $ 7,014,541
Cost of goods sold                        3,827,526    2,754,824    3,560,853
                                        ------------ ------------ ------------
    Gross margin                          3,529,120    3,196,017    3,453,688

Selling, general and
  administrative expenses                 3,007,810    2,647,772    2,939,902
                                        ------------ ------------ ------------
    Income from operations                  521,310      548,245      513,786
                                        ------------ ------------ ------------
Other income (expenses):
  Interest income                             5,070        4,469        4,811
  Interest expense                         (344,549)    (359,222)    (442,035)
  Other income                              122,501        5,694       33,555
                                        ------------ ------------ ------------
                                           (216,978)    (349,059)    (403,669)
                                        ------------ ------------ ------------

    Income before income taxes              304,332      199,186      110,117

Income tax provision (Note 9)               130,604       80,440       53,112
                                        ------------ ------------ ------------

Net income                              $   173,728  $   118,746  $    57,005
                                        ____________ ____________ ____________

Basic net income
  per common share                      $      0.04  $      0.03  $      0.01
                                        ____________ ____________ ____________
Diluted net income
  per common share                      $      0.04  $      0.03  $      0.01
                                        ____________ ____________ ____________






    The accompanying notes are an integral part of the financial statements.


                                     F-3.


Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                                                       (restated)  (restated)
                              ----------- ------------ ---------- -----------


Balances at December 31, 2000  4,254,481  $ 6,817,613  $ 142,772  $ 6,960,385

Stock issuance for compensation    2,500        3,985         -         3,985

Common stock issued and
  options exercised              208,000      321,049         -       321,049

Net income (restated)                 -            -      57,005       57,005
                              ----------- ------------ ---------- -----------

Balances at December 31, 2001  4,464,981    7,142,647    199,777    7,342,424

Stock issuance for compensation    2,463        3,941         -         3,941

Common stock issued and
  options exercised                2,000        8,574         -         8,574

Net income (restated)                 -            -     118,746      118,746
                              ----------- ------------ ---------- -----------

Balances at December 31, 2002  4,469,444    7,155,162    318,523    7,473,685

Stock issuance for compensation   10,034       12,427         -        12,427

Net income (restated)                 -            -     173,728      173,728
                              ----------- ------------ ---------- -----------
Balances at December 31, 2003  4,479,478  $ 7,167,589  $ 492,251  $ 7,659,840
                              ___________ ____________ __________ ___________



    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001


                                            2003         2002         2001
                                         (restated)   (restated)   (restated)
Cash flows from operating activities:
  Net income                             $173,728     $118,746     $ 57,005
  Reconciliation of net income
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization       713,817      763,077      778,752
      Gain on disposal of fixed assets     (3,003)          -        (3,043)
      Loss on disposal of vines                -        35,465           -
      Deferred income taxes                (6,622)      80,761       41,806
      Bad debt expense                      6,198        8,303       19,260
      Stock issued for compensation        12,427        3,941            -
      Changes in assets and liabilities:
        Accounts receivable              (283,173)     218,514     (201,918)
        Inventories                       182,907     (579,909)    (565,791)
        Prepaid expenses and
          other current assets              1,343       39,604      (41,558)
        Note receivable                    (4,186)      15,430       (7,169)
        Other assets                        3,989      (47,163)     (29,691)
        Accounts payable                  380,966     (631,248)     154,618
        Accrued expenses                  197,743      118,069       11,967
        Income taxes receivable/payable   (94,896)        (321)      11,306
        Grape payables                   (200,344)    (266,429)     222,121
        Deferred rent liability            22,792       25,811       28,758
        Deferred gain                     (24,984)     (24,984)     (24,984)
                                        ------------ ------------ ------------
    Net cash provided by (used for)
      operating activities              1,078,702     (122,333)     451,439
                                        ------------ ------------ ------------

Cash flows from investing activities:
  Additions to property and equipment    (273,214)     (77,087)    (379,953)
  Vineyard development expenditures       (63,275)    (114,443)    (153,930)
  Proceeds on sale of fixed assets         15,128           -            -
                                        ------------ ------------ ------------
    Net cash used for
      investing activities               (321,361)    (191,530)    (533,883)
                                        ------------ ------------ ------------

Cash flows from financing activities:
  Debt issuance costs                     (17,237)     (20,378)     (22,000)
  Net increase (decrease) in line of
    credit balance                       (919,655)     697,671   (1,264,049)
  Proceeds from distributor obligation         -            -     1,500,000
  Proceeds from common stock issued
    and stock options exercised                -         8,574      321,049
  Issuance of long-term debt                   -            -        33,909
  Repayments of long-term debt           (238,951)    (244,331)    (234,831)
                                        ------------ ------------ ------------
    Net cash (used for) provided by
      financing activities             (1,175,843)     441,536      334,078
                                        ------------ ------------ ------------

Net (decrease) increase in cash
  and cash equivalents                   (418,502)     127,673      251,634


Cash and cash equivalents:
  Beginning of year                       632,183      504,510      252,876
                                        ------------ ------------ ------------

  End of year                           $ 213,681    $ 632,183    $ 504,510
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

Restatement of Financial Statements
As further described in Note 13 the financial statements for the years ended December 31, 2003, 2002 and 2001 have been restated to correctly reflect federal excise taxes owing as a result of an audit by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, accounting for label and package design costs, as well as for certain other reclassifications.

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

Excise Taxes
The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon



Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued



Liquor Control Commission for the Oregon Wine Advisory. Excise taxes incurred approximated $285,000 in 2003, $230,000 in 2002 and $216,000 in 2001.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (Note 8 for certain assumptions with respect to this computation):

                                            2003         2002         2001
                                         (restated)   (restated)   (restated)

Net income, as reported                $   173,728  $   118,746  $    57,005
Add: Stock-based compensation expense
  inlcuded in reported net income,
  net of tax                                 7,463        2,365        2,391

Deduct: Total stock-based employee
  compensation expense under fair value
  based method for all awards,
  net of tax                               (31,213)     (25,892)     (70,060)
                                        ------------ ------------ ------------

Pro Forma net income (loss)            $   149,978  $    95,219  $   (10,664)
                                        ____________ ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.04  $      0.03  $      0.01
  Basic - pro forma                           0.03         0.02           -

  Diluted - as reported                       0.04         0.03         0.01
  Diluted - pro forma                         0.03         0.02           -


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


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

                      2003
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share
        (restated)             (restated)

Basic    $173,728    4,477,043    0.04
Options        -         5,298      -
         --------    ---------   ------
Diluted  $173,728    4,482,341   $0.04
         ========    =========   ======

                      2002
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share
        (restated)             (restated)

Basic    $118,746    4,468,783    0.03
Options        -         2,745      -
         ---------   ---------   ------
Diluted  $118,746    4,471,528   $0.03
         =========   =========   ======

                      2001
                    Weighted
                     average    Earnings
                     shares       per
          Income   outstanding   share
        (restated)             (restated)

Basic    $ 57,005    4,345,941    0.01
Options        -        47,903      -
         ---------   ---------   ------
Diluted  $ 57,005    4,393,844   $0.01
         =========   =========   ======




Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2003         2002         2001

Interest paid                           $ 341,000    $ 357,000    $ 442,000
Income tax refund received                 33,378           -            -
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                         14,413       18,479       16,740
    Issuance of common stock(Note 7)       12,427        3,941        3,985
    Notes receivables issued in sale
      of fixed assets                          -            -        13,340


Liquidity
The Company's ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed in Note 5. There was $1,256,360 outstanding on the line of credit with GE Commercial Distribution Finance Corporation as of September 30, 2004 (unaudited). The Company has been notified by GE Commercial Distribution Finance Corporation that they do not intend to renew the line of credit agreement when it expires on January 3, 2005. There can be no assurance that the Company will be successful in obtaining replacement financing on favorable terms, or at all.
The Company's failure to obtain such financing or to obtain such financing on favorable terms raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in discussions with a replacement lender to replace the line of credit facility in amounts that are similar to the existing credit facility but has not obtained a non-cancelable commitment. Management believes that it will be able to complete discussions and satisfy all the required terms and conditions prior to January 3, 2005. In the event that they are not able to finalize a new line of credit facility prior to January 3, 2005, management believes that the existing lender will grant an extension of time on the existing line of credit to enable the Company to finalize a new line of credit facility. Management believes existing cash and cash flow from operations, combined with the amounts that it expects to have available under the new line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2005.

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

Fiscal year ended December 31, 2001:
Allowance for
 Doubtful accounts  $  41,660   $  19,260   $       -   $ (19,035)  $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2002:
Allowance for
 Doubtful accounts  $  41,885   $   8,303   $       -   $  (8,303)  $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2003:
Allowance for
 Doubtful accounts  $  41,885   $   6,198   $       -   $  (6,198)  $  41,885
                   ==========  ==========  ==========  ==========  ==========



3. Inventories

Inventories consist of:
                                                  2003          2002

Winemaking and packaging materials            $    80,886   $    96,123
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               1,982,469     2,773,750
Finished goods (bottled wine
  and related products)                         5,824,437     5,200,826
                                               -----------   -----------
                                                7,887,792     8,070,699

Less: amounts designated for
distributor (Note 12)                            (552,414)     (520,408)
                                               -----------   -----------
Current inventories                           $ 7,335,378   $ 7,550,291
                                               ___________   ___________





4. Property and Equipment
                                                  2003          2002

Land and improvements                         $   976,838   $   984,954
Winery building and hospitality center          4,577,467     4,567,076
Equipment                                       4,933,329     4,670,506
                                               -----------   -----------
                                               10,487,634    10,222,536

Less accumulated depreciation                  (5,788,719)   (5,175,643)
                                               -----------   -----------
                                              $ 4,698,915   $ 5,046,893
                                               ___________   ___________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


The Company has capital lease arrangements for certain winery equipment and vehicles. Future minimum capital lease payments as of December 31, 2003 are:

  2004                                                $ 13,002
  2005                                                   5,463
                                                      ---------
      Total minimum lease payments                      18,465

  Less interest portion                                 (1,138)
                                                      ---------
      Capital lease obligation (Note 6)                 17,327

  Less portion due within one year (Note 6)            (12,029)
                                                      ---------
                                                      $  5,298
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

Future minimum principal payments of long-term debt mature as follows for the year ending December 31:

Year ending
December 31,

   2004                                             $   250,291
   2005                                                 282,742
   2006                                                 298,352
   2007                                                 316,366
   2008                                                 336,318
Thereafter                                            1,459,330
                                                     -----------
                                                    $ 2,943,399
                                                     ___________


7.	Shareholders' Equity

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


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued

9. Income Taxes
The provision for income taxes consists of:
                                            2003         2002         2001
                                         (restated)   (restated)   (restated)
Current tax expense (benefit):
  Federal                                  $114,754     $ (2,918)    $ 11,306
  State                                      22,472        2,597           -
                                        ------------ ------------ ------------
                                            137,226         (321)      11,306
                                        ------------ ------------ ------------
Deferred tax expense (benefit):
  Federal                                    (5,870)      71,570       37,054
  State                                        (752)       9,191        4,752
                                        ------------ ------------ ------------
                                             (6,622)      80,761       41,806
                                        ------------ ------------ ------------

    Total                                  $130,604     $ 80,440     $ 53,112
                                        ____________ ____________ ____________


The effective income tax rate differs from the federal statutory rate as follows:
                                                Year ended December 31,
                                            2003         2002         2001
                                         (restated)   (restated)   (restated)
Federal statutory rate                      34.0 %       34.0 %       34.0  %
State taxes, net of federal benefit          4.4          6.3          4.4
Permanent differences                        3.9          4.0          8.3
Other, primarily prior year taxes            0.6         (3.9)         1.5
                                        ------------ ------------ ------------
                                            42.9 %       40.4 %       48.2  %
                                        ____________ ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

                                                  2003          2002
                                               (restated)    (restated)
Accounts receivable                           $    16,067   $    16,067
Inventories                                       111,856       129,268
Charitable contributions                           14,284            -
Excise tax accrual                                 30,688            -
Other                                               1,428         2,877
                                               -----------   -----------
Net current deferred tax asset                    174,323       148,212
                                               -----------   -----------

Depreciation                                     (448,855)     (450,052)
Deferred gain on sale-leaseback                   153,341       162,925
Other                                                 229        11,331
                                               -----------   -----------
Net noncurrent deferred tax liability            (295,285)     (275,796)
                                               -----------   -----------
Net deferred tax liability                    $  (120,962)  $  (127,584)
                                               ___________   ___________


Willamette Valley Vineyards, Inc.
Notes to Financial Statements, Continued


10.	Related Parties

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

The Company provides living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides. During the years ended December 31, 2003, 2002 and 2001, the Company recorded $6,953, $6,934 and $6,693, respectively, in expenses related to the housing provided for its president.


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

The amortization of the deferred gain totals approximately $25,000 per year and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

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

13.  Restatement of Financial Information

In February and March 2004, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years, to reflect the correct excise tax for each of the annual periods of $25,135, $38,615 and $16,250, respectively, and to record the estimated interest and penalties of $7,418, $3,911 and $893, respectively, with respect to the related estimated excise tax liability.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a 5 year period through 2004. Amortization expense of $14,400 was included in selling, general and administrative expenses in 2003, 2002 and 2001. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001 and for each of the quarters in the years then ended to adjust for the previously capitalized costs and related amortization.

The effect of these restatements is to increase net income for the year ended December 31, 2003 by $35,508 ($.01 per share) and to decrease net income for the years ended December 31, 2002 and 2001 by $17,729 ($- per share) and $1,840 ($- per share), respectively.

In addition, the Company has restated its financial statements for the years ended December 31, 2002 and 2001 and for each of the quarters therein, and for the quarters ended March 31, June 30 and September 30, 2003, to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction from other income to an offset of the related lease expense included in selling, general and administrative expenses. The
Company has also restated the three and six month periods ended June 30, 2003 and the nine month period ended September 30, 2003 to reflect the reclassification of an expense from other expense to cost of goods sold.
There was no change to previously reported net income as a result of these reclassifications.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at December 31, 2003 and 2002, and its Statements of Operations for the years ended December 31, 2003, 2002 and 2001. There was no change to previously reported net cash provided by (used for) operating activities, net cash used in investing activities, or net cash (used in) provided by financing activities.

December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Stockholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Stockholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


December 31, 2002
                        As Reported      Adjustments      Restated
Other assets            $    238,647     $    (28,328)    $    210,319
                        ------------     ------------     ------------
Total assets            $ 16,547,253     $    (28,328)    $ 16,518,925
                        ============     ============     ============
Current liabilities     $  3,777,154     $     36,849     $  3,814,003
                        ------------     ------------     ------------
Deferred income taxes   $    287,127     $    (11,331)    $    275,796
                        ------------     ------------     ------------
Total liabilities       $  9,019,722     $     25,518     $  9,045,240
Stockholders' equity       7,527,531          (53,846)       7,473,685
                        ------------     ------------     ------------
Total liabilities and
stockholders' equity    $ 16,547,253     $    (28,328)    $ 16,518,925
                        ============     ============     ============



For the year ended December 31, 2003
                        As Reported      Adjustments      Restated
Net revenues            $  7,301,781     $     54,865     $  7,356,646
Cost of sales              3,827,526                -        3,827,526
                        ------------     ------------     ------------
Gross margin               3,474,255           54,865        3,529,120

Selling general and administrative
 expenses                  3,018,164          (10,354)       3,007,810
                        ------------     ------------     ------------
Net operating income         456,091           65,219          521,310
Other income
 (expense), net             (213,606)          (3,372)        (216,978)
                        ------------     ------------     ------------
Income before
 income taxes                242,485           61,847          304,332
Income tax                   104,265           26,339          130,604
                        ------------     ------------     ------------
Net income              $    138,220     $     35,508     $    173,728



For the year ended December 31, 2002
                        As Reported      Adjustments      Restated
Net revenues            $  5,989,456     $    (38,615)    $  5,950,841
Cost of sales              2,754,824                -        2,754,824
                        ------------     ------------     ------------
Gross margin               3,234,632          (38,615)       3,196,017

Selling general and administrative
 expenses                  2,685,023          (37,251)       2,647,772
                        ------------     ------------     ------------
Net operating income         549,609           (1,364)         548,245
Other income
 (expense), net             (322,297)         (26,762)        (349,059)
                        ------------     ------------     ------------
Income before
 income taxes                227,312          (28,126)         199,186
Income tax                    90,837          (10,397)          80,440
                        ------------     ------------     ------------
Net income              $    136,475     $    (17,729)    $    118,746


For the year ended December 31, 2001
                        As Reported      Adjustments      Restated
Net revenues            $  7,030,791     $    (16,250)    $  7,014,541
Cost of sales              3,560,853                -        3,560,853
                        ------------     ------------     ------------
Gross margin               3,469,938          (16,250)       3,453,688

Selling general and administrative
 expenses                  2,978,799          (38,897)       2,939,902
                        ------------     ------------     ------------
Net operating income         491,139           22,647          513,786
Other income
 (expense), net             (378,279)         (25,390)        (403,669)
                        ------------     ------------     ------------
Income before
 income taxes                112,860           (2,743)         110,117
Income tax                    54,015             (903)          53,112
                        ------------     ------------     ------------
Net income              $     58,845     $     (1,840)    $     57,005


14.  Quarterly Results (Unaudited)

The following are the quarterly results of operations as previously reported and as restated for the matters discussed in Note 13.

Year ended December 31, 2003

                       1st           2nd          3rd           4th
                     Quarter       Quarter      Quarter       Quarter
                   __________    __________   __________    __________
Net revenues
  reported        $ 1,493,361   $ 1,554,346  $ 1,923,323   $ 2,330,751
  restated          1,487,077     1,548,062    1,917,039     2,404,468

Gross margin
  reported            747,617       832,563      980,600       913,475
  restated            741,333       796,856      974,316     1,016,615

Income from operations
  reported            117,207       156,141      229,398       (46,655)
  restated            119,758       129,269      231,949        40,334

Net income
  reported             38,141        29,331      149,154       (78,406)
  restated             35,014        26,204      146,027       (33,517)

Income per common share
  Basic
    reported      $      0.01   $      0.01  $      0.03   $     (0.02)
    restated      $      0.01   $      0.01  $      0.03   $     (0.01)
  Diluted
    reported      $      0.01   $      0.01  $      0.03   $     (0.02)
    restated      $      0.01   $      0.01  $      0.03   $     (0.01)


Year ended December 31, 2002

                       1st           2nd          3rd           4th
                     Quarter       Quarter      Quarter       Quarter
                   __________    __________   __________    __________
Net revenues
  reported        $ 1,257,640   $ 1,369,593  $ 1,511,502   $ 1,850,721
  restated          1,247,986     1,359,939    1,501,848     1,841,068

Gross margin
  reported            661,853       760,989      814,150       997,640
  restated            652,199       751,335      804,496       987,987

Income from operations
  reported             17,876        85,612      163,005       283,116
  restated             17,535        85,271      162,664       282,775

Net income
  reported            (63,365)        3,817       81,407       114,616
  restated            (67,797)         (615)      76,975       110,183

Income per common share
  Basic
    reported      $     (0.01)  $         -  $      0.02   $      0.03
    restated      $     (0.02)  $         -  $      0.02   $      0.03
  Diluted
    reported      $     (0.01)  $         -  $      0.02   $      0.03
    restated      $     (0.02)  $         -  $      0.02   $      0.03


Year ended December 31, 2001

                       1st           2nd          3rd           4th
                     Quarter       Quarter      Quarter       Quarter
                   __________    __________   __________    __________
Net revenues
  reported        $ 1,687,633   $ 1,519,404  $ 1,913,971   $ 1,909,783
  restated          1,683,571     1,515,342    1,909,909     1,905,719

Gross margin
  reported            790,071       808,766      898,540       972,561
  restated            786,009       804,704      894,478       968,497

Income from operations
  reported             71,111        76,615      126,996       216,417
  restated             76,773        82,277      132,658       222,078

Net income
  reported            (47,422)      (39,810)      35,982       110,095
  restated            (47,882)      (40,270)      35,522       109,635

Income per common share
  Basic
    reported      $     (0.01)  $     (0.01) $      0.01   $      0.02
    restated      $     (0.01)  $     (0.01) $      0.01   $      0.02
  Diluted
    reported      $     (0.01)  $     (0.01) $      0.01   $      0.02
    restated      $     (0.01)  $     (0.01) $      0.01   $      0.02