Form 10QSB/A
period 2004-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-12-07
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB/A
___________________________________________________________

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



Explanatory Note

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise tax of $6,284 and related interest and penalties of $1,854 has been recorded for the three months ended March 31, 2003.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization of $3,600 for each of the three month periods ended March 31, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three months ended March 31, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

In addition, the Company has restated its financial statements for the three months ended March 31, 2003 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction from other income to an offset of the related lease expense included in selling, general and administrative expenses.

Additional detail regarding the restatement is included in Note 2 of the Notes to Financial Statements included in Part I, Item 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information in Part I, Item 2, of this Form 10-QSB/A.



                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB/A


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

Part II - Other Information

Item 1--Exhibits and Reports of Form 8-K

Item 5--Other Information

Signatures
PART 1                 FINANCIAL INFORMATION
ITEM 1                    Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2004                2003
                                        (unaudited)
                                        (restated)          (restated)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   180,736         $   213,681
  Accounts receivable trade, net           732,805             796,836
  Inventories                            7,448,518           7,335,378
  Prepaid expenses and other
  current assets                            47,558              46,565
  Income taxes receivable                      230              83,911
  Deferred income taxes                    174,323             174,323
                                        __________          __________
Total current assets                     8,584,170           8,650,694

Vineyard development cost, net           1,717,120           1,698,970
Inventories                                552,414             552,414
Property and equipment, net              4,638,724           4,698,915
Notes receivable from officer and other     67,254              66,134
Debt issuance costs, net                    56,386              62,805
Other assets                               200,442             201,220
                                        __________          __________
Total assets                           $15,816,510         $15,931,152
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,141,336         $ 1,130,516
  Current portion of long term debt        250,291             250,291
  Accounts payable                         664,876             752,219
  Accrued expenses                         420,779             471,441
  Income taxes payable                           -                   -
  Grapes payable                           614,529             669,714
                                        __________          __________
Total current liabilities                3,091,811           3,274,181

Long-term debt                           2,624,364           2,693,108
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    114,692             108,995
Deferred gain                              393,497             399,743
Deferred income taxes                      295,285             295,285
                                        __________          __________
Total liabilities                        8,019,649           8,271,312
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,484,478 and 4,479,478
  shares issued and outstanding at March 31,
  2004 and December 31, 2003             7,179,089           7,167,589
Retained earnings                          617,772             492,251
                                        __________          __________
Total shareholders' equity               7,796,861           7,659,840
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,816,510         $15,931,152
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)


                                         Three months ended March 31,
                                            2004                2003
                                        (restated)          (restated)
                                        __________          __________
Net Revenues
  Case Revenue                         $ 1,834,611         $ 1,331,902
  Facility Lease - Custom Crush              9,015             155,175
                                        __________          __________
Total Revenue                            1,843,626           1,487,077

Cost of Sales
  Case                                     884,019             630,457
  Bulk                                           -             115,287
                                        __________          __________
Total Cost of Sales                        884,019             745,744

Gross Margin                               959,607             741,333

Selling, general and
  administrative expense                   689,764             621,575
                                        __________          __________
Net operating income                       269,843             119,758

Other income (expense)
  Interest income                            1,203               1,313
  Interest expense                         (76,382)            (87,964)
  Other income                              14,538              25,923
                                        __________          __________
Net income before income taxes             209,202              59,030

Income tax                                 (83,681)            (24,016)
                                        __________          __________
Net income                                 125,521              35,014

Retained earnings beginning of
  period                                   492,251             318,523
                                        __________          __________
Retained earnings end of period        $   617,772         $   353,537
                                        ==========          ==========
Basic income per common share          $       .03         $       .01

Diluted income per common share        $       .03         $       .01

Weighted average number of
basic common shares
outstanding                              4,482,280           4,472,459

Weighted average number of
diluted common shares
outstanding                              4,662,087           4,472,459


The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2004                2003
                                        (restated)          (restated)
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   125,521        $     35,014
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            166,667             183,765
  Gain on disposal of fixed assets               -              (3,004)
  Stock issued for compensation             11,500               8,819

Changes in assets and liabilities:
  Accounts receivable trade                 64,031              76,984
  Inventories                             (113,140)            155,342
  Prepaid expenses and other
    current assets                            (993)             (5,918)
  Note receivable                           (1,120)             (1,032)
  Other assets                                 778                 723
  Accounts payable                         (87,343)             57,419
  Accrued expenses                         (50,662)             23,988
  Income taxes payable                      83,681             (45,106)
  Grape payables                           (55,185)           (282,922)
  Deferred rent liability                    5,697               5,698
  Deferred gain                             (6,246)             (6,246)
                                        __________          __________
Net cash provided by
  operating activities                     143,186             203,524
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (80,208)            (49,401)
  Vineyard development expenditures        (37,999)                  -
  Proceeds from the sale of property
    and equipment                                -              15,128
                                        __________          __________
Net cash used in investing activities     (118,207)            (34,273)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                            -              (5,960)
  Net (decrease) increase in line of
    credit balance                          10,820            (523,514)
  Repayments of long-term debt             (68,744)            (66,383)
                                        __________          __________
Net cash (used in) provided by
  financing activities                     (57,924)           (595,857)
                                        __________          __________
Net decrease in cash and
  cash equivalents                         (32,945)           (426,606)

Cash and cash equivalents:
  Beginning of period                      213,681             632,183
                                        __________          __________
  End of period                        $   180,736         $   205,577
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month period ended March 31, 2004 and 2003, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2003, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB/A for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as presented in the Company's Annual Report on Form 10-KSB/A.

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


2)  RESTATEMENT OF FINANCIAL INFORMATION

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise tax of $6,284 and related interest and penalties of $1,854 has been recorded for the three months ended March 31, 2003.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization of $3,600 for each of the three month periods ended March 31, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three months ended March 31, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to increase net income by $2,160 ($- per share) for the three months ended March 31, 2004, and decrease net income by $3,127 ($- per share) for the three months ended March 31, 2003.

In addition, the Company has restated its financial statements for the three months ended March 31, 2003 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of this reclassification.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at March 31, 2004 and December 31, 2003, and Statements of Operations for the three months ended March 31, 2004 and 2003.

March 31, 2004
                        As Reported      Adjustments      Restated
Current assets          $  8,583,940     $        230     $  8,584,170
                        ------------     ------------     ------------
Other assets            $    210,770     $    (10,328)    $    200,442
                        ------------     ------------     ------------
Total assets            $ 15,826,608     $    (10,098)    $ 15,816,510
                        ============     ============     ============
Current liabilities     $  3,080,160     $     11,651     $  3,091,811
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,013,569     $      6,080     $  8,019,649
Shareholders' equity       7,813,039          (16,178)       7,796,861
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,826,608     $    (10,098)    $ 15,816,510
                        ============     ============     ============


December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended March 31, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,843,626     $          -     $  1,843,626
Cost of sales                884,019                -          884,019
                        ------------     ------------     ------------
Gross margin                 959,607                -          959,607

Selling general and administrative
  expenses                   693,364           (3,600)         689,764
                        ------------     ------------     ------------
Net operating income         266,243            3,600          269,843
Other income (expense),
  net                        (60,641)               -          (60,641)
                        ------------     ------------     ------------
Income before income taxes   205,602            3,600          209,202

Income tax                    82,241            1,440           83,681
                        ------------     ------------     ------------
Net income              $    123,361     $      2,160     $    125,521
                        ============     ============     ============


Three months ended March 31, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,493,361     $     (6,284)    $  1,487,077
Cost of sales                745,744                -          745,744
                        ------------     ------------     ------------
Gross margin                 747,617           (6,284)         741,333

Selling general and administrative
  expenses                   630,410           (8,835)         621,575
                        ------------     ------------     ------------
Net operating income         117,207            2,551          119,758
Other income (expense),
  net                        (53,639)          (7,089)         (60,728)
                        ------------     ------------     ------------
Income before income taxes    63,568           (4,538)          59,030
Income tax                    25,427           (1,411)          24,016
                        ------------     ------------     ------------
Net income              $     38,141     $     (3,127)    $     35,014
                        ============     ============     ============




3) STOCK BASED COMPENSATION

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter ended March 31:

                                          March 31,           March 31,
                                            2004                2003
                                        (unaudited)         (unaudited)
                                        (restated)          (restated)
                                        __________          __________

Net income, as reported                $   125,521         $    35,014

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                       11,500               8,819

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, Net of related tax
  effects                                  (12,909)            (14,767)
                                        __________          __________

Pro forma net income                   $   124,112         $    29,066

Earnings per share:
  Basic - as reported                  $      0.03         $      0.01
  Basic - pro forma                    $      0.03         $      0.01

  Diluted - as reported                $      0.03         $      0.01
  Diluted - pro forma                  $      0.03         $      0.01

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


4) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

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


5) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

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
                                        ==========          ==========


6) SUBSEQUENT EVENTS:

None.


ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement:

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB/A contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:
availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB/A and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our financial statements for the three months ended March 31, 2004 and 2003, and as of March 31, 2004 and December 31, 2003 as discussed in Note 2 to the financial statements.

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



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2004                2003
                                                            (restated)
                                        __________          __________
Tasting Room sales & Rental Income     $   327,759         $   295,667
On-site and off-site festivals              49,969              43,170
In state sales                             901,827             590,533
Out of state sales                         597,179             448,036
Custom crush /bulk wine /misc sales          9,015             155,175
                                        __________          __________
Gross Revenue                            1,885,749           1,532,581

Less Excise Taxes                           42,123              45,504
                                        __________          __________
Net Revenues                           $ 1,843,626         $ 1,487,077
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

Excise taxes

The Company's excise taxes decreased in the first quarter of 2004 to $42,123 from $45,504 the same period in 2003. This was due primarily to the Company's efforts to manage production levels to receive the full benefit of the federal small winery tax credit.

Restatement of Financial Information

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise tax of $6,284 and related interest and penalties of $1,854 has been recorded for the three months ended March 31, 2003.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization of $3,600 for each of the three month periods ended March 31, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three months ended March 31, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to increase net income by $2,160 ($- per share) for the three months ended March 31, 2004, and decrease net income by $3,127 ($- per share) for the three months ended March 31, 2003.

In addition, the Company has restated its financial statements for the three months ended March 31, 2003 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of this reclassification.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at March 31, 2004 and December 31, 2003, and Statements of Operations for the three months ended March 31, 2004 and 2003.

March 31, 2004
                        As Reported      Adjustments      Restated
Current assets          $  8,583,940     $        230     $  8,584,170
                        ------------     ------------     ------------
Other assets            $    210,770     $    (10,328)    $    200,442
                        ------------     ------------     ------------
Total assets            $ 15,826,608     $    (10,098)    $ 15,816,510
                        ============     ============     ============
Current liabilities     $  3,080,160     $     11,651     $  3,091,811
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,013,569     $      6,080     $  8,019,649
Shareholders' equity       7,813,039          (16,178)       7,796,861
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,826,608     $    (10,098)    $ 15,816,510
                        ============     ============     ============


December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended March 31, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,843,626     $          -     $  1,843,626
Cost of sales                884,019                -          884,019
                        ------------     ------------     ------------
Gross margin                 959,607                -          959,607

Selling general and administrative
  expenses                   693,364           (3,600)         689,764
                        ------------     ------------     ------------
Net operating income         266,243            3,600          269,843
Other income (expense),
  net                        (60,641)               -          (60,641)
                        ------------     ------------     ------------
Income before income taxes   205,602            3,600          209,202

Income tax                    82,241            1,440           83,681
                        ------------     ------------     ------------
Net income              $    123,361     $      2,160     $    125,521
                        ============     ============     ============


Three months ended March 31, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,493,361     $     (6,284)    $  1,487,077
Cost of sales                745,744                -          745,744
                        ------------     ------------     ------------
Gross margin                 747,617           (6,284)         741,333

Selling general and administrative
  expenses                   630,410           (8,835)         621,575
                        ------------     ------------     ------------
Net operating income         117,207            2,551          119,758
Other income (expense),
  net                        (53,639)          (7,089)         (60,728)
                        ------------     ------------     ------------
Income before income taxes    63,568           (4,538)          59,030
Income tax                    25,427           (1,411)          24,016
                        ------------     ------------     ------------
Net income              $     38,141     $     (3,127)    $     35,014
                        ============     ============     ============


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


Selling, General and Administrative Expense

Selling, general and administrative expenses increased 11% to $689,764 in the first quarter of 2004 from $621,575 in the first quarter of 2003. As a percentage of revenue from winery operations, selling, general and administrative expenses decreased to 37% in the first quarter of 2004 from 42% in the first quarter of 2003.


Interest Income, Other Income and Expense

Interest income decreased to $1,203 for the first quarter of 2004 from $1,313 for the first quarter of 2003. Interest expense decreased to $76,382 in the first quarter of 2004 from $87,964 in 2003 primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                                         Three months ended March 31,
                                            2004                2003
                                                            (restated)
                                        __________          __________
Gain on Tualatin bare land sale        $         -         $     3,004
Farm Credit interest rebate                 14,504              22,617
Miscellaneous rebates                           34                 302
                                        __________          __________
Other income                                14,538              25,923

Other income decreased to $14,538 for the first quarter 2004 from $25,923 for the first quarter of 2003. During the first quarter of 2004 the Company received an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2003, in the amount of $14,504, compared to $22,617 received during the first quarter of 2003.

Income Taxes

As the Company experienced a net profit for the first three months in 2004 an $83,681 income tax expense was accrued. The Company's estimated tax rate for the first quarter of 2004 and 2003 was 40 percent.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital balance of $5.5 million and a current ratio of 2.79:1. At December 31, 2003, the Company had a working capital balance of $5.4 million and a current ratio of 2.65:1. The Company had a cash balance of $180,736 at March 31, 2004.

Total cash provided by operating activities in the first quarter of 2004 was $143,186 compared to $203,254 in the first quarter of 2003. Cash provided by operating activities in the first quarter of 2004 was comprised of net income of $125,521 plus depreciation of $166,667 less changes in assets and liabilities and other non-cash charges of $149,002. Cash provided by operating activities in the first quarter of 2003 was comprised of net income of $35,014 plus depreciation of $183,765 less changes in assets and liabilities and other non-cash charges of $15,255.

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

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2003.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information and in Note 2 of the Notes to Financial Statements included in
Part I, Item 1, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company's management determined it was necessary to restate the Company's financial statements as of and for the years ended December 31, 2003, 2002, and 2001 and for each of the quarterly periods within each of those years for the following: a) the
 Company's incorrect application of the federal small winery tax credit, b) capitalization and subsequent amortization of certain label and package design costs that should have been expensed in the period incurred, c) revision in classification of the amortization of deferred gain from a sales-leaseback from other income to selling, general and administrative expenses, and d) revision in classification of an expense in other expense to cost of goods sold.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: December 6, 2004     By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: December 6, 2004     By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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