Form 10QSB/A
period 2004-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-12-07
CIK 838875

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



Explanatory Note

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise taxes of $6,284 and $12,568 and related interest and penalties of $1,854 and $3,708 have been recorded for the three and six month periods ended June 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $3,600 for each of the three months ended June 30, 2004 and 2003 and $7,200 for each of the six months ended June 30, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three and six month periods ended June 30, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

In addition, the Company has restated its financial statements for the three and six months ended June 30, 2003 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction from other income to an offset of the related lease expense included in selling, general and administrative expenses. The Company has also restated its financial statements for the three and six months ended June 30, 2003 to reflect the reclassification of an expense from other expense to cost of goods sold.

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

Item 1--Exhibits and Reports of Form 8-K

Item 5--Other Information

Signatures

PART 1                 FINANCIAL INFORMATION
ITEM 1                    Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          June 30,         December 31,
                                            2004                2003
                                        (unaudited)
                                        (restated)          (restated)
ASSETS                                  __________          __________
Current assets
  Cash and cash equivalents            $    67,876         $   213,681
  Accounts receivable trade, net           616,206             796,836
  Inventories                            7,785,779           7,335,378
  Prepaid expenses and other
  current assets                            60,909              46,565
  Income taxes receivable                        -              83,911
  Deferred income taxes                    174,323             174,323
                                        __________          __________
Total current assets                     8,705,093           8,650,694

Vineyard development cost, net           1,700,671           1,698,970
Inventories                                552,414             552,414
Property and equipment, net              4,551,972           4,698,915
Notes receivable from officer and other     68,374              66,134
Debt issuance costs, net                    60,676              62,805
Other assets                               200,688             201,220
                                        __________          __________
Total assets                           $15,839,888         $15,931,152
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit                       $ 1,034,407         $ 1,130,516
  Current portion of long-term debt        250,291             250,291
  Accounts payable                         796,981             752,219
  Accrued expenses                         457,733             471,441
  Income taxes payable                      49,747                   -
  Grapes payable                           514,293             669,714
                                        __________          __________
Total current liabilities                3,103,452           3,274,181

Long-term debt                           2,559,134           2,693,108
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    120,390             108,995
Deferred gain                              387,251             399,743
Deferred income taxes                      295,285             295,285
                                        __________          __________
Total liabilities                        7,965,512           8,271,312
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,485,978 and 4,479,478
  shares issued and outstanding at June 30,
  2004 and December 31, 2003             7,181,639           7,167,589
Retained earnings                          692,737             492,251
                                        __________          __________
Total shareholders' equity               7,874,376           7,659,840
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,839,888         $15,931,152
                                        ==========          ==========
The accompanying notes are an integral part of these financial statements.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                   (restated)    (restated)   (restated)    (restated)
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 2,096,773   $ 1,539,422  $ 3,931,383   $ 2,871,324
  Custom crush-facility lease-
    bulk revenue        7,041         8,640       16,057       163,815
                   __________    __________   __________    __________
Total net revenues  2,103,814     1,548,062    3,947,440     3,035,139

Cost of sales
  Case              1,061,808       744,882    1,945,827     1,375,339
  Bulk                      -         6,324            -       121,611
                   __________    __________   __________    __________
Total cost of sales 1,061,808       751,206    1,945,827     1,496,950

Gross margin        1,042,006       796,856    2,001,613     1,538,189

Selling, general and administrative
  expenses            842,970       667,587    1,532,733     1,289,163
                   __________    __________   __________    __________
Net operating
  income              199,036       129,269      468,880       249,026

Other income (expense)
  Interest income       1,346         1,313        2,548         2,627
  Interest expense    (75,440)      (87,254)    (151,822)     (175,218)
  Other income
    (expense)               -         1,076       14,538        26,999
                   __________    __________   __________    __________
Net income before
  income taxes        124,942        44,404      334,144       103,434

Income tax             49,977        18,200      133,658        42,216
                   __________    __________   __________    __________
Net income             74,965        26,204      200,486        61,218

Retained earnings beginning of
  period              617,772       353,537      492,251       318,523
                   __________    __________   __________    __________
Retained earnings
  end of period   $   692,737   $   379,741  $   692,737   $   379,741
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .02   $       .01  $       .04   $       .01

Diluted earnings per
  common share    $       .02   $       .01  $       .04   $       .01

Weighted average number of
basic common shares
outstanding         4,485,780     4,474,854    4,484,030     4,473,663

Weighted average number of
diluted common shares
outstanding         4,567,637     4,474,854    4,565,887     4,473,663

The accompanying notes are an integral part of these financial statements.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                            2004                2003
                                        (restated)          (restated)
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   200,486         $    61,218
Reconciliation of net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization            325,541             363,721
  Loss (gain) on disposal of fixed assets    1,898              (3,004)
  Stock issued for compensation             11,500               8,819

Changes in assets and liabilities:
  Accounts receivable trade                180,630              66,817
  Inventories                             (450,401)             94,242
  Prepaid expenses and other
    current assets                         (14,344)             12,173
  Note receivable                           (2,240)             (2,075)
  Other assets                                 532               1,457
  Accounts payable                          44,762            (135,935)
  Accrued expenses                         (13,708)             17,916
  Income taxes payable                     133,658             (26,906)
  Grape payables                          (155,421)           (303,555)
  Deferred rent liability                   11,395              11,396
  Deferred gain                            (12,492)            (12,492)
                                        __________          __________
Net cash provided by
  operating activities                     261,796             153,792
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (130,518)            (70,238)
  Vineyard development expenditures        (40,462)             (6,057)
  Proceeds from the sale of property
    and equipment                                -              15,128
  Investments                                    -               1,000
                                        __________          __________
Net cash used in investing activities     (170,980)            (60,167)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (9,088)            (12,710)
  Net decrease in line of
    credit balance                         (96,109)           (307,097)
  Proceeds from stocks options exercised     2,550                   -
  Repayments of long-term debt            (133,974)           (129,565)
                                        __________          __________
Net cash used in financing activities     (236,621)           (449,372)
                                        __________          __________
Net decrease in cash and
  cash equivalents                        (145,805)           (355,747)

Cash and cash equivalents:
  Beginning of period                      213,681             632,183
                                        __________          __________
  End of period                        $    67,876         $   276,436
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



2)  RESTATEMENT OF FINANCIAL INFORMATION

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in an additional amount of excise tax owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise taxes of $6,284 and $12,568 and related interest and penalties of $1,854 and $3,708 have been recorded for the three and six month periods ended June 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $3,600 for each of the three months ended June 30, 2004 and 2003 and $7,200 for each of the six months ended June 30, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three and six month periods ended June 30, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to increase net income by $2,160($- per share) and $4,320($- per share) for the three and six month periods ended June 30, 2004 and to decrease net income by $3,127($- per share) and by $6,254($- per share) for the three and six month periods ended June 30, 2003.

In addition, the Company has restated its financial statements for the three and six month periods ended June 30, 2003 to reflect the reclassification of an expense of $29,423 from other expense to cost of goods sold and the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 and $12,492, respectively, from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of these reclassifications.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at June 30, 2004 and December 31, 2003, and Statements of Operations for the three and six month periods ended June 30, 2004 and 2003.

June 30, 2004
                        As Reported      Adjustments      Restated
Current assets          $  8,705,093     $          -     $  8,705,093
                        ------------     ------------     ------------
Other assets            $    207,416     $     (6,728)    $    200,688
                        ------------     ------------     ------------
Total assets            $ 15,846,616     $     (6,728)    $ 15,839,888
                        ============     ============     ============
Current liabilities     $  3,090,591     $     12,861     $  3,103,452
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  7,958,222     $      7,290     $  7,965,512
Shareholders' equity       7,888,394          (14,018)       7,874,376
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,846,616     $     (6,728)    $ 15,839,888
                        ============     ============     ============


December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended June 30, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  2,103,814     $          -     $  2,103,814
Cost of sales              1,061,808                -        1,061,808
                        ------------     ------------     ------------
Gross margin               1,042,006                -        1,042,006

Selling general and administrative
  expenses                   846,570           (3,600)         842,970
                        ------------     ------------     ------------
Net operating income         195,436            3,600          199,036
Other income (expense),
  net                        (74,094)               -          (74,094)
                        ------------     ------------     ------------
Income before income taxes   121,342            3,600          124,942

Income tax                    48,537            1,440           49,977
                        ------------     ------------     ------------
Net income              $     72,805     $      2,160     $     74,965
                        ============     ============     ============


Six months ended June 30, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  3,947,440     $          -     $  3,947,440
Cost of sales              1,945,827                -        1,945,827
                        ------------     ------------     ------------
Gross margin               2,001,613                -        2,001,613

Selling general and administrative
  expenses                 1,539,933           (7,200)       1,532,733
                        ------------     ------------     ------------
Net operating income         461,680            7,200          468,880
Other income (expense),
  net                       (134,736)               -         (134,736)
                        ------------     ------------     ------------
Income before income taxes   326,944            7,200          334,144

Income tax                   130,778            2,880          133,658
                        ------------     ------------     ------------
Net income              $    196,166     $      4,320     $    200,486
                        ============     ============     ============


Three months ended June 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,554,346     $     (6,284)    $  1,548,062
Cost of sales                721,783           29,423          751,206
                        ------------     ------------     ------------
Gross margin                 832,563          (35,707)         796,856

Selling general and administrative
  expenses                   676,422           (8,835)         667,587
                        ------------     ------------     ------------
Net operating income         156,141          (26,872)         129,269
Other income (expense),
  net                       (107,199)          22,334          (84,865)
                        ------------     ------------     ------------
Income before income taxes    48,942           (4,538)          44,404
Income tax                    19,611           (1,411)          18,200
                        ------------     ------------     ------------
Net income              $     29,331     $     (3,127)    $     26,204
                        ============     ============     ============


Six months ended June 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  3,047,707     $    (12,568)    $  3,035,139
Cost of sales              1,467,527           29,423        1,496,950
                        ------------     ------------     ------------
Gross margin               1,580,180          (41,991)       1,538,189

Selling general and administrative
  expenses                 1,306,833          (17,670)       1,289,163
                        ------------     ------------     ------------
Net operating income         273,347          (24,321)         249,026
Other income (expense),
  net                       (160,837)          15,245         (145,592)
                        ------------     ------------     ------------
Income before income taxes   112,510           (9,076)         103,434
Income tax                    45,038           (2,822)          42,216
                        ------------     ------------     ------------
Net income              $     67,472     $     (6,254)    $     61,218
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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the three and six months ended June 30:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                  (restated)     (restated)  (restated)     (restated)
                   __________    __________   __________    __________
Net income,
  as reported     $    74,965   $    26,204  $   200,486   $    61,218
Add stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -             -       11,500         8,819

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects              (5,124)       (5,948)     (18,033)      (20,715)
                   __________    __________   __________    __________

Pro forma net
  income          $    69,841   $    20,256  $   193,953   $    49,322

Earnings per share:
  Basic -
    as reported   $      0.02   $      0.01  $      0.04   $      0.01
  Basic -
    pro forma     $      0.02   $         -  $      0.04   $      0.01

  Diluted -
    as reported   $      0.02   $      0.01  $      0.04   $      0.01
  Diluted -
    pro forma     $      0.02   $         -  $      0.04   $      0.01

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


4) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:

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


5) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our financial statements for the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003 as discussed in Note 2 to the financial statements.

Overview

Revenues increased in the three and six months ended June 30, 2004 compared to the prior year period, particularly in the six month period where total revenue increased 30%. This was due primarily to increased sales through the Bacchus Fine Wines and out of state sales departments. While total costs of sales and selling, general and administrative expenses also increased in both the three and six months periods, net operating income increased approximately 54% for the three months ended June 30, 2004 and 88% for the six months ended June 30, 2004, compared in each case to the prior year period. Net income before taxes increased 181% and 223% for the three and six month periods ended June 30, 2004 compared to the prior year periods and earnings per share doubled in the three month period ended June 30, 2004 and quadrupled in the six month period ended June 30, 2004 compared to the prior year period. This was due entirely to the increase in our net revenue for those periods.

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


RESULTS OF OPERATIONS

Revenue

The Company's revenues are summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   331,363   $   351,414  $   659,122   $   647,081
On-site and off-site
 festivals             11,766        21,826       61,735        64,997
In state sales      1,171,162       758,465    2,072,989     1,348,997
Out of state sales    649,470       478,770    1,246,648       926,806
Bulk wine/
 Misc. sales            7,041         8,640       16,057       163,815
                   __________    __________   __________    __________
Total Revenue       2,170,802     1,619,115    4,056,551     3,151,696

Less Excise Taxes      66,988        71,053      109,111       116,557
                   __________    __________   __________    __________
Net Revenue       $ 2,103,814   $ 1,548,062  $ 3,947,440   $ 3,035,139
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

Excise taxes

The Company's excise taxes decreased in the three months ended June 30, 2004 to $66,988 from $71,053 compared to the prior year period, and decreased to $109,111 from $116,557 for the six months ended June 30, 2004 compared to the prior year period. This was due primarily to the Company's efforts to manage production levels to receive the full benefit of the federal small winery tax credit.

Restatement of Financial Information

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in an additional amount of excise tax owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended
December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise taxes of $6,284 and $12,568 and related interest and penalties of $1,854 and $3,708 have been recorded for the three and six month periods ended June 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $3,600 for each of the three months ended June 30, 2004 and 2003 and $7,200 for each of the six months ended June 30, 2004 and 2003 was included in selling, general and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the three and six month periods ended June 30, 2004 and 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to increase net income by $2,160($- per share) and $4,320($- per share) for the three and six month periods ended June 30, 2004 and to decrease net income by $3,127($- per share) and by $6,254($- per share) for the three and six month periods ended June 30, 2003.

In addition, the Company has restated its financial statements for the three and six month periods ended June 30, 2003 to reflect the reclassification of an expense of $29,423 from other expense to cost of goods sold and the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 and $12,492, respectively, from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of these reclassifications.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at June 30, 2004 and December 31, 2003, and Statements of Operations for the three and six month periods ended June 30, 2004 and 2003.

June 30, 2004
                        As Reported      Adjustments      Restated
Current assets          $  8,705,093     $          -     $  8,705,093
                        ------------     ------------     ------------
Other assets            $    207,416     $     (6,728)    $    200,688
                        ------------     ------------     ------------
Total assets            $ 15,846,616     $     (6,728)    $ 15,839,888
                        ============     ============     ============
Current liabilities     $  3,090,591     $     12,861     $  3,103,452
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  7,958,222     $      7,290     $  7,965,512
Shareholders' equity       7,888,394          (14,018)       7,874,376
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,846,616     $     (6,728)    $ 15,839,888
                        ============     ============     ============


December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended June 30, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  2,103,814     $          -     $  2,103,814
Cost of sales              1,061,808                -        1,061,808
                        ------------     ------------     ------------
Gross margin               1,042,006                -        1,042,006

Selling general and administrative
  expenses                   846,570           (3,600)         842,970
                        ------------     ------------     ------------
Net operating income         195,436            3,600          199,036
Other income (expense),
  net                        (74,094)               -          (74,094)
                        ------------     ------------     ------------
Income before income taxes   121,342            3,600          124,942

Income tax                    48,537            1,440           49,977
                        ------------     ------------     ------------
Net income              $     72,805     $      2,160     $     74,965
                        ============     ============     ============


Six months ended June 30, 2004(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  3,947,440     $          -     $  3,947,440
Cost of sales              1,945,827                -        1,945,827
                        ------------     ------------     ------------
Gross margin               2,001,613                -        2,001,613

Selling general and administrative
  expenses                 1,539,933           (7,200)       1,532,733
                        ------------     ------------     ------------
Net operating income         461,680            7,200          468,880
Other income (expense),
  net                       (134,736)               -         (134,736)
                        ------------     ------------     ------------
Income before income taxes   326,944            7,200          334,144

Income tax                   130,778            2,880          133,658
                        ------------     ------------     ------------
Net income              $    196,166     $      4,320     $    200,486
                        ============     ============     ============


Three months ended June 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,554,346     $     (6,284)    $  1,548,062
Cost of sales                721,783           29,423          751,206
                        ------------     ------------     ------------
Gross margin                 832,563          (35,707)         796,856

Selling general and administrative
  expenses                   676,422           (8,835)         667,587
                        ------------     ------------     ------------
Net operating income         156,141          (26,872)         129,269
Other income (expense),
  net                       (107,199)          22,334          (84,865)
                        ------------     ------------     ------------
Income before income taxes    48,942           (4,538)          44,404
Income tax                    19,611           (1,411)          18,200
                        ------------     ------------     ------------
Net income              $     29,331     $     (3,127)    $     26,204
                        ============     ============     ============


Six months ended June 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  3,047,707     $    (12,568)    $  3,035,139
Cost of sales              1,467,527           29,423        1,496,950
                        ------------     ------------     ------------
Gross margin               1,580,180          (41,991)       1,538,189

Selling general and administrative
  expenses                 1,306,833          (17,670)       1,289,163
                        ------------     ------------     ------------
Net operating income         273,347          (24,321)         249,026
Other income (expense),
  net                       (160,837)          15,245         (145,592)
                        ------------     ------------     ------------
Income before income taxes   112,510           (9,076)         103,434
Income tax                    45,038           (2,822)          42,216
                        ------------     ------------     ------------
Net income              $     67,472     $     (6,254)    $     61,218
                        ============     ============     ============


Gross Margin

As a percentage of net revenue, gross margin decreased to 50% in the three months ended June 30, 2004 as compared to 51% in the comparable prior year period. Gross margin for the six months ended June 30, 2004 and the comparable prior year period was approximately 51%. While the Company is continuing its focus on, and improved distribution of, higher margin products, as well as continuing to reduce grape and production costs, we anticipate the Company's increased representation of brands other than its own through its Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $842,970 in the three months ended June 30, 2004 from $667,587 in the comparable prior year period. Selling, general and administrative expenses increased to $1,532,733 for the six months ended June 30, 2004 from $1,289,163 for the comparable prior year period. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 40% in the three months ended June 30, 2004 from 43% in the comparable prior year period, and to 39% in the six months ended June 30, 2004 from 42% in the comparable prior year period, primarily as a result of increased revenues.

Interest Income, Other Income and Expense

Interest income increased to $1,346 for the three months ended June 30, 2004 from $1,313 for the comparable prior year period. Interest expense decreased to $75,440 for the three months ended June 30, 2004 compared to $87,254 in the comparable prior year period. Interest income decreased to $2,548 the six months ended June 30, 2004 compared to $2,627 for the comparable prior year period. Interest expense decreased to $151,822 for the six months ended June 30, 2004 compared to $175,218 in the comparable prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________

Gain on Tualatin
 bare land sale   $         -   $         -  $         -   $     3,004
Farm Credit interest
 rebate                     -             -       14,504        22,617
Miscellaneous rebates       -         1,076           34         1,378

                   __________    __________   __________    __________
Other income
 (expense)        $         -   $     1,076  $    14,538   $    26,999


Income Taxes

As the Company experienced a net profit for the three and six months ended
June 30, 2004, we accrued $49,977 in income tax expense for the three months ended June 30, 2004, making the total accrued $133,658 for the six months ended June 30, 2004. The Company's estimated tax rate for the three and six months ended June 30, 2004 was 40 percent.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital balance of $5.6 million and a current ratio of 2.82:1. At December 31, 2003, the Company had a working capital balance of $5.4 million and a current ratio of 2.65:1. The Company had a cash balance of $67,876 at June 30, 2004.

Total cash provided by operating activities in the six months ended June 30, 2004 was $261,796 compared to $153,792 in the prior year period. Cash provided by operating activities in the six months ended June 30, 2004 was comprised of net income of $200,486 plus depreciation of $325,541 less changes in assets and liabilities and other non-cash charges of $264,231. Cash provided by operating activities in the six months ended June 30, 2003 was comprised of net income of $61,218 plus depreciation of $363,721 less changes in assets and liabilities and other non-cash charges of $271,147.

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

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

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