Form 10QSB
period 2004-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2004-12-07
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of September 30, 2004 4,486,278 shares, no par value

Transitional Small Business Disclosure
                                           [  ] YES        [X] NO



Explanatory Note

As previously reported, in February and March 2004 the Alcohol and Tobacco
Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in additional excise taxes owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the years ended
 December 31, 2003, 2002, and 2001 and the quarterly periods within each of those years to reflect the correct excise tax for each of the periods and to record the estimated interest and penalties with respect to the related estimated excise tax liability. Additional excise tax of $6,284 and $18,852 and related interest and penalties of $1,854 and $5,562 have been recorded for the three and nine months ended September 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $7,200 through June 30, 2004 and $3,600 and $10,800 for the three and nine months ended September 30, 2003 was included in selling, general, and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the first six months of 2004 and for the three and nine months ended September 30, 2003 to adjust for the previously capitalized costs and related amortization.

In addition, the Company has restated its financial statements for the three and nine months ended September 30, 2003 to reflect the reclassification of amortization of deferred gain arising from a sales-leaseback transaction from other income to offset the related lease expense included in selling, general and administrative expenses. The Company has also restated the nine months ended September 30, 2003 to reflect the reclassification of an expense from other expense to cost of goods sold.

Additional detail regarding the restatement is included in Note 2 of the Notes to Financial Statements included in Part I, Item 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information in Part I, Item 2, of this Form 10-QSB.


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

Item 5--Other Information

Item 6--Exhibits

Signatures

PART 1                 FINANCIAL INFORMATION
ITEM 1
                         Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                       September 30,       December 31,
                                            2004                2003
                                        (unaudited)         (restated)
ASSETS                                  __________          __________
Current assets
  Cash and cash equivalents            $   116,440         $   213,681
  Accounts receivable trade, net           759,945             796,836
  Inventories                            8,038,109           7,335,378
  Prepaid expenses and other
  current assets                            30,057              46,565
  Income taxes receivable                        -              83,911
  Deferred income taxes                    174,323             174,323
                                        __________          __________
Total current assets                     9,118,874           8,650,694

Vineyard development cost, net           1,681,477           1,698,970
Inventories                                552,414             552,414
Property and equipment, net              4,514,302           4,698,915
Notes receivable from officer and other     69,507              66,134
Debt issuance costs, net                    54,270              62,805
Other assets                               227,584             201,220
                                        __________          __________
Total assets                           $16,218,428         $15,931,152
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit                       $ 1,256,360         $ 1,130,516
  Current portion of long-term debt        250,291             250,291
  Accounts payable                         721,787             752,219
  Accrued expenses                         564,730             471,441
  Income taxes payable                     127,559                   -
  Grapes payable                           483,070             669,714
                                        __________          __________
Total current liabilities                3,403,797           3,274,181

Long-term debt                           2,519,576           2,693,108
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    126,087             108,995
Deferred gain                              381,005             399,743
Deferred income taxes                      295,285             295,285
                                        __________          __________
Total liabilities                        8,225,750           8,271,312
                                        __________          __________
Shareholders' equity
 Common stock, no par value - 10,000,000 shares authorized,
 4,486,278 and 4,479,478 shares issued and outstanding at
 September 2004 and December 31, 2003    7,228,329           7,167,589
Unearned employee compensation             (45,080)                  -
Retained earnings                          809,429             492,251
                                        __________          __________
Total shareholders' equity               7,992,678           7,659,840
                                        __________          __________
Total liabilities and shareholders'
equity                                 $16,218,428         $15,931,152
                                        ==========          ==========
The accompanying notes are an integral part of these financial statements.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 2,302,461   $ 1,847,133  $ 6,233,268   $ 4,718,457
  Custom crush-facility lease-
    bulk revenue       10,146        69,906       26,203       233,721
                   __________    __________   __________    __________
Total net revenues  2,312,607     1,917,039    6,259,471     4,952,178

Cost of sales
  Case              1,166,551       884,890    3,112,378     2,260,229
  Bulk                      -        57,833            -       179,444
                   __________    __________   __________    __________
Total cost of sales 1,166,551       942,723    3,112,378     2,439,673

Gross margin        1,146,056       974,316    3,147,093     2,512,505

Selling, general and administrative
  expenses            871,511       742,367    2,403,668     2,031,530
                   __________    __________   __________    __________
Net operating
  income              274,545       231,949      743,425       480,975

Other income (expense)
  Interest income       1,216         1,160        3,764         3,787
  Interest expense    (81,285)      (84,500)    (233,107)     (259,718)
  Other income             10        95,444       14,548       122,443
                   __________    __________   __________    __________
Net income before
  income taxes        194,486       244,053      528,630       347,487

Income tax             77,794        98,026      211,452       140,242
                   __________    __________   __________    __________
Net income            116,692       146,027      317,178       207,245

Retained earnings beginning of
  period              692,737       379,741      492,251       318,523
                   __________    __________   __________    __________
Retained earnings
  end of period   $   809,429   $   525,768  $   809,429   $   525,768
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $      0.03   $      0.03  $      0.07   $      0.05

Diluted earnings per
  common share    $      0.03   $      0.03  $      0.07   $      0.05

Weighted average number of
basic common shares
outstanding         4,486,180     4,474,854    4,484,752     4,474,064

Weighted average number of
diluted common shares
outstanding         4,560,959     4,483,157    4,563,863     4,474,171

The accompanying notes are an integral part of these financial statements.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                        Nine months ended September 30,
                                            2004                2003
                                                            (restated)
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   317,178         $   207,245
Reconciliation of net income to net cash
 provided by operating activities:
  Depreciation and amortization            484,303             543,303
  Loss (gain) on disposal of fixed assets    1,898              (3,004)
  Stock issued for compensation             13,110               8,819

Changes in assets and liabilities:
  Accounts receivable trade                 36,891            (209,641)
  Inventories                             (702,731)            (53,657)
  Prepaid expenses and other
    current assets                          16,508               2,489
  Note receivable                           (3,373)             (3,131)
  Other assets                             (26,364)              2,213
  Accounts payable                         (30,432)            268,820
  Accrued expenses                          93,307              89,092
  Income taxes payable                     211,452              71,120
  Grape payables                          (186,644)           (331,287)
  Deferred rent liability                   17,092              17,094
  Deferred gain                            (18,738)            (18,738)
                                        __________          __________
Net cash provided by
  operating activities                     223,457             590,737
                                        __________          __________
Cash flows from investing activities;
  Additions to property and equipment     (226,010)           (143,749)
  Vineyard development expenditures        (40,462)             (6,057)
  Proceeds from the sale of property
    and equipment                                -              15,128
  Investments                                    -               1,000
                                        __________          __________
Net cash used in investing activities     (266,472)           (133,678)
                                        __________          __________
Cash flows from financing activities:
  Debt issuance costs                       (9,088)            (16,565)
  Net increase (decrease) in line of
    credit balance                         125,844            (386,036)
  Proceeds from stocks options exercised     2,550                   -
  Issuance of long-term debt                28,923                   -
  Repayments of long-term debt            (202,455)           (172,724)
                                        __________          __________
Net cash used in financing activities      (54,226)           (575,325)
                                        __________          __________
Net decrease in cash and
  cash equivalents                         (97,241)           (118,266)

Cash and cash equivalents:
  Beginning of period                      213,681             632,183
                                        __________          __________
  End of period                        $   116,440         $   513,917
                                        ==========          ==========
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2004 and 2003, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 2003, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB/A for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as presented in the Company's Annual Report on Form 10-KSB/A.

Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 74,779 and 79,111 shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2004, respectively. Total potentially dilutive shares of 8,303 and 107 shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2003, respectively.


2)  RESTATEMENT OF FINANCIAL INFORMATION

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in an additional amount of excise tax owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the three and nine month periods ended September 30, 2003 to reflect the correct excise tax for the periods and to record the estimated interest and penalties with respect to the estimated excise tax owing. Additional excise tax of $6,284 and $18,852 and related interest and penalties of $1,854 and $5,562 have been recorded for the three and nine months ended September 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $7,200 through June 30, 2004 and $3,600 and $10,800 for the three and nine months ended September 30, 2003 was included in selling, general, and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the first six months of 2004 and for the three and nine months ended September 30, 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to decrease net income by $3,127, or $- per share, for the three months ended September 30, 2003 and by $9,381, or $- per share, for the nine months ended September 30, 2003.

In addition, the Company has restated its financial statements for the nine months ended September 30, 2003 to reflect the reclassification of an expense of $29,423 from other expense to cost of goods sold and for the three and nine months ended September 30, 2003 for the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 and $18,738, respectively, from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of these reclassifications.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at December 31, 2003, and Statements of Operations for the three and nine months ended September 30, 2003.

December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended September 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,923,323     $     (6,284)    $  1,917,039
Cost of sales                942,723                -          942,723
                        ------------     ------------     ------------
Gross margin                 980,600           (6,284)         974,316

Selling general and administrative
  expenses                   751,202           (8,835)         742,367
                        ------------     ------------     ------------
Net operating income         229,398            2,551          231,949
Other income (expense),
  net                         19,193           (7,089)          12,104
                        ------------     ------------     ------------
Income before income taxes   248,591           (4,538)         244,053
Income tax                    99,437           (1,411)          98,026
                        ------------     ------------     ------------
Net income              $    149,154     $     (3,127)    $    146,027
                        ============     ============     ============

Nine months ended September 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  4,971,030     $    (18,852)    $  4,952,178
Cost of sales              2,410,250           29,423        2,439,673
                        ------------     ------------     ------------
Gross margin               2,560,780          (48,275)       2,512,505

Selling general and administrative
  expenses                 2,058,035          (26,505)       2,031,530
                        ------------     ------------     ------------
Net operating income         502,745          (21,770)         480,975
Other income (expense),
  net                       (141,644)           8,156         (133,488)
                        ------------     ------------     ------------
Income before income taxes   361,101          (13,614)         347,487
Income tax                   144,475           (4,233)         140,242
                        ------------     ------------     ------------
Net income              $    216,626     $     (9,381)    $    207,245
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

Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows for the three and nine months ended September 30(unaudited):

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________

Net income,
  as reported     $   116,692   $   146,027  $   317,178   $   207,245
Add stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects               1,610             -       13,110         8,819

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects             (10,946)       (5,948)     (28,980)      (26,663)
                   __________    __________   __________    __________

Pro forma net
  income          $   107,356   $   140,079  $   301,308   $   189,401

Earnings per share:
  Basic -
    as reported   $      0.03   $      0.03  $      0.07   $      0.05
  Basic -
    pro forma     $      0.02   $      0.03  $      0.07   $      0.04

  Diluted -
    as reported   $      0.03   $      0.03  $      0.07   $      0.05
  Diluted -
    pro forma     $      0.02   $      0.03  $      0.07   $      0.04

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.

During the three months ended September 30, 2004 the Company reserved 20,000 shares of restricted stock for employee incentive compensation. Restricted stock awards are recorded as compensation expense over the requisite vesting period based on the market value at the date of reservation. Unearned compensation in connection with the restricted stock is presented within the shareholders' equity.


4) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOWS:

                                       September 30,       December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    21,681         $    80,886
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,441,697           1,982,469
Finished goods (bottled wines            7,127,145           5,824,437
  and related products)                 __________          __________
                                         8,590,523           7,887,792

Less: amounts designated for distributor  (552,414)           (552,414)
                                        __________          __________

Current inventories                    $ 8,038,109         $ 7,335,378
                                        ==========          ==========

5) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                       September 30,       December 31,
                                            2004                2003
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   984,256         $   976,838
Winery building and hospitality center   4,647,272           4,577,467
Equipment                                5,074,786           4,933,329
                                        __________          __________
                                        10,706,314          10,487,634

Less accumulated depreciation           (6,192,012)         (5,788,719)
                                        __________          __________
                                       $ 4,514,302         $ 4,698,915
                                        ==========          ==========


6) SUBSEQUENT EVENTS:

During the three months ended September 30, 2004, management initiated the sale and lease back of the 75.3 acre Meadowview parcel at the Tualatin Estate Vineyard for $726,675, which closed on October 22, 2004. The net proceeds of the sale will be recorded in the fourth quarter of 2004 as revenue for the non-vineyard acres of the parcel not being leased back, and as deferred gain for the leased back vineyard acres. The deferred gain will then be amortized over
the life of the lease.   Pursuant to the sale leaseback agreement, the Company
will continue to farm and develop the vineyard acres of this parcel. This parcel includes 15.7 acres of established vineyard that the Company has agreed to lease for up to 14 years. The parcel also includes 7 acres of vineyard planted in 2004 and trellised with French Dijon clone 777 Pinot noir on disease resistant rootstock at the purchaser's expense, and 23 additional acres of vineyard land. The purchaser has agreed to fund the vineyard development of the 23 acres of vineyard land. The Company will begin paying rent on the 7 acres and any plantings on the 23 acres starting when the vines become commercially productive in 2008 for up to 24 years. The net cash proceeds of the sale were principally applied to reduce amounts owing under the Company's credit line.

On November 24, 2004, the Company received a Staff Determination from The Nasdaq Stock Market indicating that because the Company's Form 10-QSB for the period ended September 30, 2004 had not been filed, the Company's securities were subject to delisting from The Nasdaq Stock Market SmallCap Market at the opening of Business on December 3, 2004, unless the Company requested a hearing in accordance with The Nasdaq Stock Market's marketplace rules. Additionally, as a result of the Company's filing delinquency, at the opening of business on November 29, 2004, the fifth character "E" was appended to the Company's trading symbol, changing the trading symbol to WVVIE from WVVI. The Company's filing delinquency was a result of the outstanding accounting issues relating to the accounting for label and package design costs, and the filing of restated financial statements for the years ended December 31, 2003, 2002 and 2001, the quarterly periods within each of those years, the three month period ended March 31, 2004 and the three and six month periods ended June 30, 2004. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing. The Company believes that as a result of the filing of this Form 10QSB, all issues raised by The Nasdaq Stock Market will be resolved, and its securities will continue to be listed on The Nasdaq Stock Market and its trading symbol will be changed back to WVVI, pending the results of the Nasdaq Listing Qualifications Panel review.


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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflect the effects of the restatement of our financial statements for the first six months of 2004, for the three and nine months ended September 30, 2003, and as of December 31, 2003 as discussed in
Note 2 to the financial statements.

Overview

Operating performance in the three and nine months ended September 30, 2004 increased primarily due to strong sales to out-of-state distributors and Oregon restaurant and retail outlets. Total net sales revenue grew by 21% in the three months ended September 30, 2004 and 26% for the nine months ended September 30, 2004, compared to the respective prior year periods. Operating income increased 18% for the three months ended September 30, 2004 and 55% for the nine months ended September 30, 2004, compared to the respective prior year periods. Reductions in tasting room expenses in the three months ended September 30, 2004 and additional rent income from the Tualatin winery also contributed to these positive results.

The increase in out-of-state sales is due to the growth in depletions (sales from distributors to their customers) of the Company's core product offerings, Vintage Pinot noir, Whole Cluster Pinot noir, Pinot gris and Riesling. As a group, the depletions of these products from distributors to their customers increased 14% and 19%, respectively, for the three and nine months ended September 30, 2004, compared to the respective prior year periods, driving the 19% and 26% growth in sales from the winery to out-of-state distributors during the three and nine months ended September 30, 2004, respectively, compared to the respective prior year periods.

Sales in the state of Oregon through the Company's independent sales force and through direct sales from the winery to retail licensees increased 40% and 50%, respectively, for the three and nine months ended September 30, 2004 compared to the respective prior year periods, primarily due to the growth of distributed wine brands in the three and nine months ended September 30, 2004. Expenses increased significantly in the three and nine months ended September 30, 2004 compared to the prior year periods as delivery support was built up in anticipation of additional brands to be rolled out in the fourth quarter of 2004. Management considers the Wholesale Department called Bacchus Fine Wines to be in a building stage where an intense focus is being applied to the placement of purchased wine in restaurant and retail accounts. The Company has purchased a significant inventory of wines for resale totaling approximately $800,000, placing an additional demand on cash and the Company's credit line. Management has taken these steps as it believes they will improve the sales opportunities for the Company's own wines with retail and restaurant customers and increase net income in the future.

Retail revenues were relatively flat during the three and nine months ended September 30, 2004 compared to the prior year periods but retail operating expenses were reduced over those same comparable periods. Although Tasting Room sales increased during the three and nine months ended September 30, 2004 compared to the same prior year periods, the winery experienced reductions in Key Customer sales due to staffing vacancies during the same comparable periods. In the third and fourth quarter, management added a Customer Service Coordinator and Key Customer Service personnel to increase direct sales to wine consumers.

During the three months ended September 30, 2004, management initiated the sale and lease back of the 75.3 acre Meadowview parcel at the Tualatin Estate Vineyard for $726,675, which closed on October 22, 2004. The net proceeds of the sale will be recorded in the fourth quarter of 2004 as revenue for the non-vineyard acres of the parcel not being leased back, and as deferred gain for the leased back vineyard acres.  The deferred gain will then be amortized over
the life of the lease.   Pursuant to the sale leaseback agreement, the Company
will continue to farm and develop the vineyard acres of this parcel. This parcel includes 15.7 acres of established vineyard that the Company has agreed to lease for up to 14 years. The parcel also includes 7 acres of vineyard planted in 2004 and trellised with French Dijon clone 777 Pinot noir on disease resistant rootstock at the purchaser's expense, and 23 additional acres of vineyard land. The purchaser has agreed to fund the vineyard development of the 23 acres of vineyard land. The Company will begin paying rent on the 7 acres and any plantings on the 23 acres starting when the vines become commercially productive in 2008 for up to 24 years. The net cash proceeds of the sale were principally applied to reduce amounts owing under the Company's credit line.

Revenue from the remaining owned parcel at Tualatin Estate improved in the three and nine months ended September 30, 2004 due to the renting of the winery facility to the Company's former winemaker.

Harvest began at the end of the three months ended September 30, 2004 with variable results based upon vineyard location. Rain during bloom and the warm summer reduced yield. Rains in mid-September, just prior to harvest, caused some small berries to split, reducing yields. This variable vintage breaks a string of six remarkable vintages beginning in 1998. Early fermentations indicate some lots of Pinot noir will be lighter in color, less concentrated yet fragrant. White wines such as Pinot gris and Riesling are showing bright, powerful fruit flavor.

The Company capitalized $71,528 of label and package design costs in 1998 and 1999, and was amortizing them over a five year period through 2004. It has been determined that such costs should be expensed when incurred. Accordingly, the Company has restated its financial statements for the years ended December 31, 2003, 2002, and 2001, and the quarterly periods within each of those years, and the six month period ended June 30, 2004 to remove the amortization expense. The impact of this restatement is to reduce earnings in 1999 and increase earnings in subsequent periods through June 30, 2004. The Company delayed its filing of this Form 10-QSB pending the determination of the accounting for these label and package design costs. As a result of this filing delinquency, on November 24, 2004, the Company received a Staff Determination from The
NASDAQ Stock Market indicating that because the Company's Form 10-QSB for the period ended September 30, 2004 had not been filed, the Company's securities were subject to delisting from The NASDAQ Stock Market SmallCap Market at the opening of Business on December 3, 2004, unless the Company requested a hearing in accordance with The Nasdaq Stock Market's marketplace rules. Additionally, as a result of the Company's filing delinquency, at the opening of business on November 29, 2004, the fifth character "E" was appended to the Company's trading symbol, changing the trading symbol to WVVIE from WVVI. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing. The Company believes that as a result of the filing of this Form 10-QSB, all issues raised by The Nasdaq Stock Market will be resolved, and its securities will continue to be listed on The Nasdaq Stock Market and its trading symbol will be changed back to WVVI, pending the results of the Nasdaq Listing Qualifications Panel review.


RESULTS OF OPERATIONS

Revenue

The Company's revenues are summarized as follows (unaudited):

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   458,208   $   445,993  $ 1,117,331   $ 1,093,073
On-site and off-site
 festivals             15,702        20,817       76,861        85,814
In state sales      1,282,737       915,025    3,355,725     2,235,829
Out of state sales    635,298       534,532    1,881,946     1,489,532
Bulk wine/
 Misc. sales           10,146        69,906       26,203       233,721
                   __________    __________   __________    __________
Total Revenue       2,402,091     1,986,273    6,458,066     5,137,969

Less Excise Taxes      89,484        69,234      198,595       185,791
                   __________    __________   __________    __________
Net Revenue       $ 2,312,607   $ 1,917,039  $ 6,259,471   $ 4,952,178
                   ==========    ==========   ==========    ==========

Tasting room sales and rental income for the three months ended September 30, 2004 increased 3% to $458,208 in 2004 from $445,993 compared to the prior year period. For the nine months ended September 30, 2004 tasting room sales and rental income increased 2% over the comparable prior year period. Tasting room sales and rental income increased during the three months ended September 30, 2004 due in part to higher customer traffic flows and increased tasting room sales.

On-site and off-site festival sales for the three months ended September 30, 2004 decreased 25% to $15,702 from $20,817 compared to the prior year period, and decreased 10% for the nine months ended September 30, 2004 compared to the prior year period. These decreases are due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 40% to $1,282,737 in the three months ended September 30, 2004 from $915,025 compared to the prior year period. Sales through the Company's independent sales force for the three months ended September 30, 2004 increased 46% to $1,039,372 from $712,118 for the comparable prior year period. The Company's direct instate sales to our largest customer increased 127% to $181,347 from $79,988 in the three months ended September 30, 2004 compared to the prior year period. These increases are largely the result of the improved sales management and broader product lines presented through the development of Bacchus Fine Wines.

Out-of-state sales in the three months ended September 30, 2004 increased 19% to $635,298 from $534,532 compared to the prior year period. During the nine months ended September 30, 2004, sales increased 26% compared to the prior year period. The higher sales are a result of increased promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company's excise taxes increased in the three months ended September 30, 2004 to $89,484 from $69,234 compared to the prior year period, and increased to $198,595 from $185,791 for the nine months ended September 30, 2004 compared to the prior year period. This was due largely to the increased sales in the three and nine months ended September 30, 2004 compared to the prior year periods, thereby increasing overall sales volumes and taxes calculated based on volume.

Restatement of Financial Information

As previously reported, in February and March 2004 the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department audited the Company's excise tax liability and payments for 2003, 2002 and 2001. This audit resulted in an additional amount of excise tax owing for those periods due principally to the Company's incorrect application of the federal small winery tax credit. The Company originally recorded a liability as of December 31, 2003 and a related expense in the year then ended of the estimated excise taxes owing of $80,000. The Company has restated its financial statements for the three and nine month periods ended September 30, 2003 to reflect the correct excise tax for the periods and to record the estimated interest and penalties with respect to the estimated excise tax liability. Additional excise tax of $6,284 and $18,852 and related interest and penalties of $1,854 and $5,562 have been recorded for the three and nine months ended September 30, 2003, respectively.

In addition, the Company previously capitalized certain label and package design costs totaling $71,528 and was amortizing them over a five year period through 2004. Amortization expense of $7,200 through June 30, 2004 and $3,600 and $10,800 for the three and nine months ended September 30, 2003 was included in selling, general, and administrative expenses. It has been determined that such costs should be expensed as incurred. Accordingly, the Company has restated its financial statements for the six months ended June 30, 2004 and for the three and nine months ended September 30, 2003 to adjust for the previously capitalized costs and related amortization.

The effect of these restatements was to decrease net income by $3,127, or $- per share, for the three months ended September 30, 2003 and by $9,381, or $- per share, for the nine months ended September 30, 2003.

In addition, the Company has restated its financial statements for the nine months ended September 30, 2003 to reflect the reclassification of an expense of $29,423 from other expense to cost of goods sold and for the three and nine months ended September 30, 2003 for the reclassification of amortization of deferred gain arising from a sales-leaseback transaction of $6,246 and $18,738, respectively, from other income to an offset of the related lease expense included in selling, general and administrative expenses. There was no change to previously reported net income as a result of these reclassifications.

There was no change to previously reported cash provided by operating activities, cash used by investing activities or cash used by financing activities.

The following sets forth the effects of the aforementioned restatements to the Company's Balance Sheet at December 31, 2003, and Statements of Operations for the three and nine months ended September 30, 2003.

December 31, 2003
                        As Reported      Adjustments      Restated
Current assets          $  8,648,453     $      2,241     $  8,650,694
                        ------------     ------------     ------------
Other assets            $    215,148     $    (13,928)    $    201,220
                        ------------     ------------     ------------
Total assets            $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============
Current liabilities     $  3,261,959     $     12,222     $  3,274,181
                        ------------     ------------     ------------
Deferred income taxes   $    300,856     $     (5,571)    $    295,285
                        ------------     ------------     ------------
Total liabilities       $  8,264,661     $      6,651     $  8,271,312
Shareholders' equity       7,678,178          (18,338)       7,659,840
                        ------------     ------------     ------------
Total liabilities and
Shareholders' equity    $ 15,942,839     $    (11,687)    $ 15,931,152
                        ============     ============     ============


Three months ended September 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  1,923,323     $     (6,284)    $  1,917,039
Cost of sales                942,723                -          942,723
                        ------------     ------------     ------------
Gross margin                 980,600           (6,284)         974,316

Selling general and administrative
  expenses                   751,202           (8,835)         742,367
                        ------------     ------------     ------------
Net operating income         229,398            2,551          231,949
Other income (expense),
  net                         19,193           (7,089)          12,104
                        ------------     ------------     ------------
Income before income taxes   248,591           (4,538)         244,053
Income tax                    99,437           (1,411)          98,026
                        ------------     ------------     ------------
Net income              $    149,154     $     (3,127)    $    146,027
                        ============     ============     ============

Nine months ended September 30, 2003(unaudited)
                        As Reported      Adjustments      Restated
Net revenues            $  4,971,030     $    (18,852)    $  4,952,178
Cost of sales              2,410,250           29,423        2,439,673
                        ------------     ------------     ------------
Gross margin               2,560,780          (48,275)       2,512,505

Selling general and administrative
  expenses                 2,058,035          (26,505)       2,031,530
                        ------------     ------------     ------------
Net operating income         502,745          (21,770)         480,975
Other income (expense),
  net                       (141,644)           8,156         (133,488)
                        ------------     ------------     ------------
Income before income taxes   361,101          (13,614)         347,487
Income tax                   144,475           (4,233)         140,242
                        ------------     ------------     ------------
Net income              $    216,626     $     (9,381)    $    207,245
                        ============     ============     ============



Gross Margin

As a percentage of net revenue, gross margin decreased to 50% in the three months ended September 30, 2004 compared to 51% in the comparable prior year period. Gross margin for the nine months ended September 30, 2004 decreased to 50% compared to 51% in the comparable prior year period. While the Company is continuing its focus on and improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate the Company's increased representation of brands other than its own through its Oregon sales force will further erode gross margins due to the lower margins associated with selling those brands.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $871,511 in the three months ended September 30, 2004 from $742,367 in the comparable prior year period. Selling, general and administrative expenses increased to $2,403,668 for the nine months ended September 30, 2004 from $2,031,530 for the comparable prior year period. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 38% in the three months ended September 30, 2004 from 39% in the comparable prior year period, and to 38% in the nine months ended September 30, 2004 from 41% in the comparable prior year period, primarily as a result of a higher increase in revenues as compared to the increase in selling, general and administrative expenses.

Interest Income, Other Income and Expense

Interest income increased to $1,216 for the three months ended September 30, 2004 from $1,160 for the comparable prior year period. Interest expense decreased to $81,285 for the three months ended September 30, 2004 compared to $84,500 in the comparable prior year period. Interest income decreased to $3,764 the nine months ended September 30, 2004 compared to $3,787 for the comparable prior year period. Interest expense decreased to $233,107 for the nine months ended September 30, 2004 compared to $259,718 in the comparable prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The Company's other income(unaudited) is summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2004          2003         2004          2003
                                 (restated)                 (restated)
                   __________    __________   __________    __________

Gain on Tualatin
 bare land sale   $         -   $         -  $         -   $     3,004
Farm Credit interest
 rebate                     -             -       14,504        22,617
Miscellaneous rebates      10            75           44         1,453
Insurance settlement for
 Inventory loss             -        95,369            -        95,369
                   __________    __________   __________    __________
Other income      $        10   $    95,444  $    14,548   $   122,443


Income Taxes

As the Company experienced a net profit for the three and nine months ended September 30, 2004, we accrued $77,794 in income tax expense for the three months ended September 30, 2004, making the total accrued for income taxes $211,452 for the nine months ended September 30, 2004. The Company's estimated tax rate for the three and nine months ended September 30, 2004 was 40 percent.

Liquidity and Capital Resources

At September 30, 2004, the Company had a working capital balance of $5.7 million and a current ratio of 2.68:1. At December 31, 2003, the Company had a working capital balance of $5.4 million and a current ratio of 2.64:1. The Company had a cash balance of $116,440 at September 30, 2004.

Total cash provided by operating activities in the nine months ended September 30, 2004 was $223,457 compared to $590,737 in the prior year period. Cash provided by operating activities in the nine months ended September 30, 2004 was comprised of net income of $317,178 plus depreciation of $484,303 less changes in assets and liabilities and other non-cash charges of $578,024. Cash provided by operating activities in the nine months ended September 30, 2003 was comprised of net income of $207,245 plus depreciation of $543,303 less changes in assets and liabilities and other non-cash charges of $159,811.

Total cash used in investing activities in the nine months ended September 30, 2004 was $266,472 compared to $133,678 in the prior year period. Cash used in investing activities comprised of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the nine months ended September 30, 2004 was $54,226 compared to $575,325 in the prior year period. Cash used in financing activities was primarily comprised of payments on the long term debt (2004 $202,455 and 2003 $172,724) and payments and draws on the line of credit (2004 draws of $125,844 and 2003 payments of $386,036).

At September 30, 2004, the line of credit balance was $1,256,360 compared to $1,130,516 on December 31, 2003. The Company's loan agreement with GE Commercial Distribution Finance Corporation contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, which must be maintained by the Company on a quarterly basis. As of September 30, 2004, the Company was in compliance with all of the financial covenants. During the three months ended September 30, 2004, management initiated the sale and lease back of the 75.3 acre Meadowview parcel at the Tualatin Estate Vineyard for $726,675, which closed on October 22, 2004. The net cash proceeds of the sale were principally applied to reduce amounts owing under the Company's credit line during the fourth quarter of 2004.

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

As of September 30, 2004, the Company had a total long-term debt balance of $2,769,867 owed primarily to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At September 30, 2004, the Company owed $483,070 on grape contracts. A large portion is owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under current and pending credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2003.



ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2004 were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


PART II.               OTHER INFORMATION


ITEM 5
Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2004:

     - Income tax advisory services related to: income tax returns; acquisitions


ITEM 6
Exhibits

a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

b)
a. Form 8-K, filed October 7, 2004, Item 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Interim Review
b. Form 8-K, filed November 26, 2004, Item 2.02 - Results of Operations and Financial Condition
c. Form 8-K, filed December 2, 2004, Item 2.02 - Results of Operations and Financial Condition and Item 3.01 - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard: Transfer of Listing




SIGNATURES


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