Form 10KSB
period 2004-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2005-04-15
CIK 838875

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2004

                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                   Commission File number 0-21522


         WILLAMETTE VALLEY VINEYARDS, INC.

            (Name of Small Business Issuer in Its Charter)

OREGON                                                    93-0981021
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                 identification number)

8800 Enchanted Way, S.E.
Turner, OR                                                     97392
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (503) 588-9463

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                             (Title of class)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year:    $9,387,141

Aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the closing bid price of such stock as of March 31, 2005:
$14,086,913

Number of shares of Common Stock outstanding:      4,486,278

DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format:     YES [ ] No [X]


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

In October 2004, the Company sold the approximate 75.3 acre Meadowview parcel for $726,675, one of two parcels for sale at its Tualatin Estate Vineyard. Pursuant to the sale leaseback agreement, the Company will continue to farm and develop the vineyard acres of this parcel. This parcel includes 15.7 acres of established vineyard, which the Company has agreed to lease for between 14 and 29 years, including three five year renewal terms, at the Company's option. The purchaser has agreed to fund the development of 30 acres of new vineyard on the property which the Company has agreed to lease. Seven of those acres were planted and trellised in 2004 with French Dijon clone 777 Pinot noir on disease resistant rootstock. The Company will begin paying rent on new acreage when the vines are commercially productive in 2008 for between 11 and 26 years, including three five year renewal terms, at the Company's option. The Company continues to offer the remaining property and equipment on the same type of sale/leaseback arrangement. The remaining parcel contains the Tualatin Estate winery plus 115 acres, including approximately 48 acres of developed vineyards, and is priced at $1,605,000.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship and its largest selling varietal in 2004, $15 to $50 per bottle; Chardonnay, $14 to $25 per bottle; Pinot gris, $14 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 per bottle (all bottle prices included herein are the suggested retail prices). The Company's mission for this brand is to become the premier producer of Pinot noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $10 per bottle, under a "Made in Oregon Cellars" label (all bottle prices are suggested retail prices).

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot noir, the brand's flagship, $28 per bottle; Chardonnay, $14 per bottle; Semi-Sparkling Muscat, $16 per bottle; Late Harvest Gewurztraminer, $20 per bottle; and Pinot blanc, $15 per bottle (all bottle prices are suggested retail prices). The Company's mission for this brand is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

Under its Griffin Creek label, a joint effort between the Company and Quail
Run Vineyards, the Company produces and sells the following types of wine in 750 ml bottles: Merlot, the brand's flagship, $30 per bottle; Syrah, $35 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $30 per bottle;
The Griffin (a Bordeaux blend), $70 per bottle; Pinot gris, $18 per bottle; Viognier, $25 per bottle; and Pinot noir, $25 per bottle, all bottle prices are suggested retail prices. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

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

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By contrast, in 2004, there were 247 commercial wineries licensed in Oregon and over 13,700 acres of wine grape vineyards, 11,100 acres of which are currently producing. Total production of Oregon wines in 2004 is estimated to be approximately 1,174,749 cases. Oregon's entire 2004 production would have an estimated retail value of approximately $234.9 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $117.5 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot noir, Chardonnay, Pinot gris and Riesling wine grapes. Some of Oregon's Pinot noir, Pinot gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon wine producers enjoy certain cost advantages over their California and French competitors due to lower costs for grapes, vineyard land and winery sites. For example, the average cost of unplanted vineyard land in Napa County, California is approximately $40,000 per acre as compared to approximately $7,500 per acre in Oregon. In the Burgundy region of France, virtually no new vineyard land is available for planting.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon.
Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2004, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock was planted until 1997, when the previous management planted non-resistant rootstock on approximately 10 acres at the Tualatin Vineyard. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. Since the third quarter of 1997, all plantings have been and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the Belle Provenance Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the Belle Provenance vineyard will not be at the expense of the Company, because under the terms of the lease, it would be the responsibility of the landowner.

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


Company Strategy

The Company, one of the largest wineries in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; and (4) effectively distribute and sell its products nationally. The Company's goal is to continue as one of Oregon's largest wineries, and establish a reputation for producing some of Oregon's finest, most sought-after wines.

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


Vineyard

The Property. The Company's estate vineyard at the Turner site currently has 44 acres planted and 41 acres producing, which includes 14 acres of Pinot noir and 7 acres of Riesling grape vines planted in 1985, which were grafted to Pinot noir in 1999. The Company planted 8 acres of Pinot gris vines in May 1992 and 6 acres of Chardonnay vines in 1993. In 1996, the Company planted its remaining 9 acres in Chardonnay and Pinot gris. Grapevines do not bear commercial quantities until the third growing season and do not become fully productive until the fifth to eighth growing season. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.

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

Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California where winemakers believe the variety adopted to the warmer climate over the many years it was grown there.

These new French clones are called "Dijon clones" after the University of Dijon in Burgundy which assisted in their selection and shipment to a US government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new Pinot noir clones are numbered 113, 114, 115, 667 and 777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self rooted, non-disease resistant vines at the Company's Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot noir into Oregon also arranged by the University of Dijon, and were planted at the Company's Estate Vineyard on disease resistant rootstock.

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

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards, now known as Belle Provenance, (53 acres) located near Salem to manage and obtain the supply of grapes from Belle Provenance Vineyards. In 2004, the Company informed Belle Provenance Vineyards that the Company will terminate the current lease at the end of the initial 10-year term.

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

Grape Supply. In 2004, the Company's 41 acres of producing estate vineyard yielded approximately 104 tons of grapes for the Winery's fourteenth crush. Tualatin Vineyards produced 480 tons of grapes in 2004. Belle Provenance Vineyards produced 140 tons of grapes in 2004. In 2004, the Company purchased an additional 241 tons of grapes from other growers. The Winery's 2004 total wine production was 174,064 gallons (73,212 cases) from its 2002 and 2003 crushes. The Company expects to produce 153,612 gallons in 2004 (64,610 cases) from its 2004 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2004, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. This new long-term grape purchase agreement will increase the Company's supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company's requirements. The grapes grown on the Company's vineyards establish a foundation of quality, through the Company's best farming practices, upon which the quality of the Company's wines is built. In addition, wine produced from grapes grown in the Company's own vineyards may be labeled as "Estate Bottled" wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural Conditions. Oregon's Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot noir, Chardonnay, Riesling and Pinot gris. The Company believes that the Vineyard's growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard's grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon's latitude (42o-46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except in the great wine grape regions of Northern Europe.

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


Winery

Wine Production Facility. The Company's Winery and production facilities are capable of producing up to 104,000 cases (250,000 gallons) of wine per year, depending on the type of wine produced. In 2004, the Winery produced 174,064 gallons (73,212 cases) from its 2002 and 2003 crushes. The Winery is 12,784 square feet in size and contains areas for the processing, fermenting, aging and bottling of wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Hospitality Facility. The Company has a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The first floor of the Hospitality Center includes retail sales space and a "great room" designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company's Vineyard. The Hospitality Center is joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle. As designed, a removable fabric top that can cover the quadrangle, making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events. The Company utilizes this space to host numerous events, most notably the annual fundraiser for the Marion-Polk Food Share, "Chefs' Nite Out."

The Company believes the Hospitality Center and the park and quadrangle has made the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $2,534,901 at December 31, 2004. The mortgages are payable in annual aggregate installments, including principal and interest, of approximately $350,000 through 2012. After 2012, the Company's annual aggregate mortgage payment including interest will be approximately $75,000 until the year 2014. The mortgage on the Turner site had a principal balance of $1,941,034 on December 31, 2004. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $593,867 on December 31, 2004.

Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company's recent annual grape harvest and wine production are as follows:

             Tons of
             Grapes      Production               Cases
Crush Year   Crushed        Year                 Produced

2000         1223           2000                  98,936
2001         1859           2001                  85,554
2002         1091           2002                 110,063
2003          917           2003                  92,208
2004          994           2004                  73,212


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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2004, direct sales were approximately 17% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program. Company-provided trucks and delivery drivers support several of these sales representatives. The Company believes this program of self-representation and delivery has allowed its relatively new wines to gain a strong presence in the Oregon market with over 1,200 restaurant and retail accounts established as of December 31, 2004. The Company further believes that the location of its Winery along Interstate 5 facilitates self-distribution throughout the entire Willamette Valley, where approximately 70% of Oregon's population resides.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast and southern Oregon. For 2004, approximately 53% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized. Outside of Oregon, the Company's products are distributed in 37 states and the District of Columbia.

In connection with its ongoing transition to a national network of affiliated distributors, the Company has an agreement with fourteen affiliated distributors under which the Company's products are distributed in certain states. As part of that agreement, the distributors paid the company $1,500,000 for a base amount of bottled wine to be retained by the Company, which was not recorded as a sale. The Company recorded a Distributor Obligation liability to recognize the future obligation of the Company to deliver the wine to the distributors, and recorded the wine as an asset at cost. The Company will hold the base amount of $1,500,000 of wine until 2006, when the balance will be depleted on a straight-line basis until 2010. Also as part of that agreement, the Company has agreed to pay the distributors incentive compensation if certain sales goals are met by 2006.The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributors meet certain sales goals, the distributors will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.

Shareholders. As a public company, the Company has a unique marketing opportunity available to only a few of its competitors. The Company has approximately 3,091 shareholders of record, which represents approximately 5,000 wine consumers since family members hold many shares jointly.

Tourists. Oregon wineries are experiencing an increase in on-site visits by consumers. In California, visiting wineries is a very popular leisure time activity. Napa Valley is one of California's largest tourist attractions with over 3.54 million visitors in 2003. Wineries in Washington are also experiencing strong interest from tourists. Chateau Ste. Michelle, located near Woodinville, Washington, attracts approximately 200,000 visitors per year.

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


Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company's wine is subject to federal alcohol tax payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon; however, wineries that produce not more than 150,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon on all wine sold in Oregon. In addition, all states in which the Company's wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business. The Company estimates that its costs of compliance with federal and state environmental laws is $3,000 per year.

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


Employees

As of December 31, 2004 the Company had 70 full-time employees and 6 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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


ITEM 2.     DESCRIPTION OF PROPERTY.

See "DESCRIPTION OF BUSINESS -- Winery" and "-- Vineyard".

The Company carries Property and Liability insurance coverage in amounts deemed adequate by Management.


ITEM 3.     LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company's management does not know of any such action being contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2004.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "WVVI." As of December 31, 2004, there were 3,029 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the NASDAQ Small Cap Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/04        6/30/04       9/30/04        12/31/04
High        $2.52          $2.54         $2.50           $3.98
Low         $2.00          $2.07         $1.87           $2.06

Quarter Ended

           3/31/03        6/30/03       9/30/03        12/31/03
High        $1.74          $1.53         $2.05           $2.30
Low         $1.26          $1.08         $1.18           $1.64

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

Equity Compensation Plan Information
                                                                Number of
                                                                securities
                      Number of                            remaining available
                  Securities to be                         for future issuance
                    issued upon        Weighted-average       under equity
                    exercise of       exercise price of       compensation
                    outstanding          outstanding        plans (excluding
                 options, warrants    options, warrants   securities reflected
                     and rights           and rights         in common (a))
Plan Category           (a)                  (b)                  (c)

Equity compensation
plans approved by     284,200               $1.90               604,300
security holders

Equity compensation
plans not approved         -                $  -                     -
By security holders

Total                 284,200               $1.90               604,300



ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statement

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, for example, statements regarding general market trends, predictions regarding growth and other future trends in the Oregon wine industry, expected availability of adequate grape supplies, expected positive impact of the Company's Hospitality Center on direct sales effort, expected increases in future sales. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10KSB and from time to time in the Company's Securities and Exchange Commission filing and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.


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

The Company's principal sources of revenue are derived from sales and distribution of wine. Revenue is recognized from wine sales at the time of shipment and passage of title. Our payment arrangements with customers provide primarily 30 day terms and, to a limited extent, 45 or 60 day terms. Shipping and handling costs are included in general and administrative expenses.

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

We capitalize internal vineyard development costs prior to the vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs. Amortization of vineyard development costs are included in capitalized crop costs that, in turn are included in inventory costs and ultimately become a component of cost of goods sold.

The Company pays depletion allowances to the Company's distributors based on their sales to their customers. The Company sets these allowances on a monthly basis and the Company's distributors bill them back on a monthly basis. All depletion expenses associated with a given month are expensed in that month as a reduction of revenues. The Company also pays a sample allowance to the Company's distributors in the form of a 1.5% discount applied to invoices for product sold to the Company's distributors. The expenses for samples are expensed at the time of sale in the selling, general and administrative expense. The Company's distributors use the allowance to sample product to prospective customers.

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


OVERVIEW

RESULTS OF OPERATIONS

Management is continuing its focus on the Company's core product offerings, Vintage Pinot noir, Whole Cluster Pinot noir, Pinot gris and Riesling, and the continued building of the instate wholesale department called Bacchus Fine Wines, to increase revenues. Total net revenues grew by 28 percent for the year ended December 31, 2004, compared to the prior year. Operating income increased 94 percent for the year ended December 31, 2004, compared to the prior year. The Company's record net income in 2004 increased primarily due to strong sales of the core product offerings to out-of-state distributors and Bacchus Fine Wines sales to Oregon restaurant and retail outlets.

Out-of-state sales increased primarily due to the growth in depletions (sales from distributors to their customers) of the Company's core product offerings. As a group, the depletions of these products from distributors to their customers increased 21% for the year ended December 31, 2004, compared to the prior year period, driving the 30% growth in sales from the winery to out-of-state distributors during the year ended December 31, 2004, compared to the prior year period. The Company increased sales expenses and distributor support, primarily in the form of increased market visits by the winery staff, depletion allowances and sales incentives, to spur the increase in distributor depletions.

Sales in the state of Oregon through the Company's wholesale sales force and through direct sales from the winery to retail licensees increased 45% for the year ended December 31, 2004 compared to the prior year period, primarily due to the growth of distributed wine brands. Expenses increased significantly in the year ended December 31, 2004 compared to the prior year period as delivery support was built up to support the additional brands rolled out in 2004. Management considers Bacchus Fine Wines to be in a building stage where an intense focus is being applied to the placement of purchased wine in restaurant and retail accounts. The Company has purchased a significant inventory of wines for resale totaling approximately $950,000, placing an additional demand on cash and the Company's credit line. Management has taken these steps as it believes they will improve the sales opportunities for the Company's own wines with retail and restaurant customers and increase net income in the future.

Retail revenues were relatively flat during the year ended December 31, 2004 compared to the prior year period but retail cost of sales expenses were lower over the same comparable period. Although Tasting Room sales increased during the year ended December 31, 2004 compared to the same prior year period, the Winery experienced reductions in Key Customer sales due to staffing vacancies during the same comparable period. In the third and fourth quarter of 2004, Management added a Customer Service Coordinator and Key Customer Service personnel to increase direct sales to wine consumers.

During the year ended December 31, 2004, management initiated the sale and lease back of the 75.3 acre Meadowview parcel at the Tualatin Estate Vineyard for $726,675, which closed on October 22, 2004. The net proceeds of the sale were recorded in 2004 as other income for the non-vineyard acres of the parcel not being leased back, and as deferred gain for the leased back vineyard acres. The deferred gain will then be amortized over the life of the lease.
Pursuant to the sale leaseback agreement, the Company will continue to farm and develop the vineyard acres of this parcel. This parcel includes 15.7 acres of established vineyard that the Company has agreed to lease for between 14 and 29 years, including three five year renewal terms, at the Company's option. The parcel also includes 7 acres of vineyard planted in 2004 and trellised with French Dijon clone 777 Pinot noir on disease resistant rootstock at the purchaser's expense, and 23 additional acres of vineyard land. The purchaser has agreed to fund the vineyard development of the 23 acres of vineyard land. The Company will begin paying rent on the 7 acres and any plantings on the 23 acres starting when the vines become commercially productive in 2008 for between 11 and 26 years, including three five year renewal terms, at the Company's option. The net cash proceeds of the sale were principally applied to reduce amounts owed under the Company's credit line.

Revenue from the remaining owned parcel at Tualatin Estate improved in the year ended December 31, 2004, due to renting of the winery facility to the Company's former winemaker.

In 2004, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers, whereby the grower agreed to plant 40 acres of Pinot gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. This new long-term grape purchase agreement will increase the Company's supply of high quality wine grapes and provide a long-term grape supply, at fixed prices, which meet the Winery's gross margin goals.

Wine Quality

The quality of the Company's wines continued to attract national attention, including recommendations from chef and author Andrea Immer, Food Network's Chef Rachael Ray and chefs Caprial and John Pence of Oregon Public Broadcasting's Caprial and John's Kitchen.

Sales

Finished wine revenues increased 30% in the year ended December 31, 2004 compared to the previous year. Unit sales (6 and 12 bottle cases) increased 3% from the previous year. Case sales from the Winery decreased to 84,449 in the year ended December 31, 2004 from 90,294 in 2003 for product manufactured by the Company. The Company continued to experience increased unit sales for products other than its own through Bacchus Fine Wines, from 5,233 in 2003 to 13,782 in 2004. The Company's distributors experienced a collective increase of 12% in sales of Company products to their retail customers in 2004.

Wine Inventory

Inventories of wines produced by the Company have continued to decline in 2004 from their peak in 2002. Management has held wine production below sales rates for the past several years to bring inventories into balance. Management believes the fixed costs per unit of production will reduce when production volumes increase. Total finished wine inventory decreased to 134,123 cases in 2004 from 137,399 the previous year due to the sale of the Company's products, and offset by the continued purchasing of other brand's product for resale by Bacchus Fine Wines. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects this trend to continue in future first quarters, including the first quarter of 2005. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2004 Quarter Ended  Fiscal 2003 Quarter Ended
                     (in thousands)          (in thousands)
                  3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
Tasting room and
retail sales      $328   $331   $458    $482   $296   $351   $446    $485
On-site and off-site
festivals           50     12     16      10     43     22     21      22
In-state sales     902  1,171  1,283   1,783    591    756    915   1,292
Bulk/Grape sales     9      7     10      21    155      9     70      26
Out-of-state
sales              597    650    635     896    447    481    535     679
Total winery
revenues         1,886  2,171  2,402   3,192  1,532  1,619  1,987   2,504


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                    2004        2003

Tasting room and retail sales     $1,599      $1,578
On-site and off-site festivals        88         108
In-state sales                     5,139       3,554
Bulk /Grape Sales                     47         260
Out-of-state sales                 2,778       2,142
Revenues from winery operations   $9,651      $7,642

Less Excise Taxes                    264         285

Net  Revenue                      $9,387      $7,357


2004 Compared to 2003.

Tasting room and retail sales for the year ended December 31, 2004 increased 1% to $1,599,404 from $1,577,622 for the same period in 2003. This was primarily due to sales through the Company's Turner tasting room for the year ended December 31, 2004 increasing 17% to $1,115,589 from $951,648 for the same period in 2003. The focus on telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department. The Company experienced a decrease in revenue during 2004 in on-site and off-site festivals revenue of $87,580 compared to $107,666 in the same period in 2003. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.

Wholesale sales in the state of Oregon for the year ended December 31, 2004, through the Company's independent sales force and through direct sales from the winery, increased 45% to $5,139,015 compared to $3,554,499 for the same period in 2003. Large chain retailers dominate Oregon's retail wine environment. For example, one large retailer remains the largest in-state customer of the Company. The sales to this retailer were $749,433 in 2004, up from $339,022 in 2003.

Out-of-state sales for the year ended December 31, 2004, increased 30% to $2,778,019 compared to $2,141,989 for the same period in 2003. Depletions of wine through the Company's distributors to their customers increased in 2004 by 12%, to 30,227 units, from 27,042 units in 2003. After adjusting for deeply discounted, non-continuing Chardonnay sales in 2003, these depletions increased 15% to 30,227 from 26,244. The Pinot noir variety led sales in 2004.

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The total excise taxes incurred in 2004 was $264,020, as compared to $284,743 in 2003. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue (i.e., gross sales less related excise taxes), gross margin for all winery operations was 49% for fiscal year 2004 as compared to 48% for 2003. The increased Bacchus sales of distributed products at half of the margin of the Company's products reduced the gross margin in 2004 and 2003, compared to historical margins. As the sales of distributed products increases, the net margin will continue to decline.

Amortization of vineyard development costs are included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2004 and 2003, approximately $77,000 and $72,000 were amortized into inventory costs, respectively.

Selling, general, and administrative expenses for the year ended December 31, 2004, increased approximately 19% to $3,569,296 compared to $3,007,810 for the same period in 2003. As a percentage of revenue from winery operations, selling, general, and administrative expenses were 38% in 2004 as compared to 41% in 2003. The primary reasons for the dollar increase in expenses in 2004 over 2003 were increased expenses related to in-state sales, building of the Bacchus sales force, and increased outside accounting fees and management costs. The Company invested heavily in delivery vehicles and drivers to support the in-state sales force, as well as increased the marketing expenses provided for their accounts.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2004          2003
                                              __________    __________
Insurance settlement for
 inventory loss                              $         -   $    95,369
Miscellaneous rebates                                 44         1,511
Gain on Tualatin
 land sale                                        76,003         3,004
Farm Credit interest
 rebate                                           14,504        22,617
Insurance settlement for
 Vehicle loss                                $     7,296   $         -
                                              __________    __________
Other income
 (expense)                                   $    97,847   $   122,501


Interest income decreased to $4,633 in fiscal year 2004 from $5,070 in fiscal year 2003. Interest expense decreased to $304,841 in fiscal year 2004 from $344,549 in fiscal year 2003. Interest expenses decrease primarily due to the continuing pay-down of the Company's long-term debt.

The provision for income taxes and the Company's effective tax rate were $345,476 and 43% of pre-tax income in fiscal year 2004 with $130,604 or 43% of pre-tax income recorded for fiscal year 2003.

As a result of the above factors, net income increased to $463,682 in fiscal 2004 from $173,728 for fiscal year of 2003. Earnings per share were $.10 and $.04, in fiscal years 2004 and 2003, respectively.


Liquidity and Capital Resources

Cash and cash equivalents increased to $851,492 at December 31, 2004 compared to $213,681 at December 31, 2003.

Inventories increased 7% as of December 31, 2004, to $7,827,982 from the December 31, 2003 level of $7,335,378. As the Company developed its Bacchus wholesale operation, it built up bottled wine inventory for resale to support the sales growth of Bacchus products. The inventory of the Company's own products was reduced through increased sales and the planned reduction in production.

Property, plant, and equipment, net, decreased 9% as of December 31, 2004, to $4,254,526 compared to $4,698,915 as of December 31, 2003. This decrease is primarily the result of the aging of the Company's assets and continuing efforts to control asset acquisitions.

The Company has a line of credit from Umpqua Bank, which provides for maximum borrowings of $2,000,000 for operations during the year ending December 31, 2005. The agreement calls for an interest rate equal to the Prime Rate. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. At December 31, 2004, the Company was in compliance with all debt covenants. The borrowings are collateralized by the bulk and case goods inventory, and the proceeds from the sales thereof. The agreement replaced the existing $2,000,000 line of credit the Company had with GE Commercial Distribution Finance. As of December 31, 2004 the outstanding balance of the Umpqua Bank line was $1,232,251 as compared to $1,130,516 for the GE Commercial Distribution Finance line as of December 31, 2003. The increase in the Company's line of credit was primarily the result of the purchasing of inventory for resale through Bacchus Fine Wines.

Long-term debt decreased to $2,589,944 as of December 31, 2004, from $2,943,399 as of December 31, 2003. The Company has a loan agreement with Farm Credit Services that contains certain restrictive financial covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2004, the Company was in compliance with all five debt covenants.

The Company's contractual obligations as of December 31, 2004 including long-term debt, grape payables, commitments for future payments under non-cancelable lease arrangements, and commitments for future payments under the Distributor Obligation, are summarized below:

                                     Payments Due by Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Long-term debt and
 capital lease
 obligations      $ 2,589,944 $   257,957 $   617,395 $   700,421 $ 1,014,171
Grape Payables        592,390     230,706     180,000     160,000      21,684
Operating Leases    2,960,649     215,436     377,075     360,547   2,007,591
Distributor
 Obligation         1,500,000           -     600,000     600,000     300,000
                   __________  __________  __________  __________  __________
Total Contractual
 Obligations      $ 7,642,983 $   704,099 $ 1,774,470 $ 1,820,968 $ 3,343,446
                   ==========  ==========  ==========  ==========  ==========



                            Amount of Commitment Expiration Per Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Operating Line
 of credit        $ 1,232,251 $         - $ 1,232,251 $         - $         -
                   __________  __________  __________  __________  __________
Total Commercial
 Commitments      $ 1,232,251 $         - $ 1,232,251 $         - $         -
                   ==========  ==========  ==========  ==========  ==========


Risk Factors

The following disclosures should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations. These disclosures are intended to discuss certain material risks of the Company's business as they appear to management at this time. However, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

Costs of being a publicly-held company may put us at a competitive disadvantage

As a public company, we incur substantial costs that are not incurred by our
competitors that are privately-held.   These compliance costs may result in
our wines being more expensive than those produced by our competitors and/or may reduce our profitability compared to such competitors.

Agricultural Risks Could Adversely Affect Our Business

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company's products and negatively impacting profitability. In particular, certain of the Company's vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera.

Loss of Key Employees Could Harm Our Reputation and Business

Our success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of our key employees, including the President, Winemaker, Controller and the Bacchus General Manager, could harm our business and our reputation and negatively impact our profitability.

Adverse Public Opinion Regarding Our Bacchus Portfolio May Harm Our Business

The Company has invested heavily in products for resale through our Bacchus Fine Wines department. The Company believes that having these products for sale will make it easier to sell additional Company product to the same buyers. If this strategy proves to be unsuccessful, the Company will have substantial inventory of non-Company products to sell at prices that may not cover our costs of such inventory and may result in our selling less Company product than anticipated. Either or both effects could adversely affect our profitability and shareholder value.

The Company's Ability to Operate Requires Utilization of the Line of Credit

The Company's cash flow from operations historically has not been sufficient to provide all funds necessary for the Company's Operations. The Company has entered into a line of credit agreement to provide such funds and entered into a term loan arrangement, the proceeds of which were used to acquire the Tualatin operations and to construct the hospitality center. In the past, the Company has been in violation of certain covenants of its prior line of credit agreement and term loan agreement. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under the line of credit facility will be adequate for the Company's future needs. Failure to comply with all conditions of the credit facilities or to have sufficient funds for operations could adversely affect the Company's results of operations and shareholder value.



ITEM 7.     FINANCIAL STATEMENTS.

Willamette Valley Vineyards, Inc.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms............. 21

Financial Statements

Balance Sheet ........................................................ 23

Statements of Operations ............................................. 24

Statements of Shareholders' Equity.................................... 25

Statements of Cash Flows.............................................. 26

Notes to Financial Statements ........................................ 27



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Willamette Valley Vineyards, Inc.


We have audited the accompanying balance sheet of Willamette Valley Vineyards, Inc., as of December 31, 2004, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc., as of December 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California
February 26, 2005



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Willamette Valley Vineyards, Inc.


In our opinion, the accompanying statements of operations, of changes in shareholders' equity and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Willamette Valley Vineyards for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 13 to the accompanying financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

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



PricewaterhouseCoopers LLP

Portland, Oregon
March 24, 2004, except for the liquidity paragraph at Note 1 and Note 13, as to which the date is December 1, 2004


                        Willamette Valley Vineyards, Inc.
                                 Balance Sheet
                                              December 31,
                                                  2004
         ASSETS
Current assets:
  Cash and cash equivalents                  $    851,492
  Accounts receivable, net (Note 2)               908,510
  Inventories (Note 3)                          7,827,982
  Prepaid expenses and other current assets        53,059
  Income taxes receivable (Note 9)                     -
  Deferred income taxes (Note 9)                  109,401
                                               -----------
    Total current assets                        9,750,444

Vineyard development costs, net                 1,482,348
Inventory (Notes 3 and 12)                        571,355
Property and equipment, net (Note 4)            4,254,526
Note receivable (Note 10)                           5,000
Debt issuance costs                                42,561
Other assets                                       82,315
                                               -----------
                                             $ 16,188,549
                                               ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $  1,232,251
  Current portion of long-term debt (Note 6)      257,957
  Accounts payable                                510,803
  Accrued expenses                                526,860
  Income taxes payable                            278,970
  Grape payables                                  592,390
                                               -----------
    Total current liabilities                   3,399,231

Long-term debt (Note 6)                         2,331,987
Distributor obligation (Note 12)                1,500,000
Deferred rent liability                           131,785
Deferred gain (Note 11)                           474,309
Deferred income taxes (Note 9)                    212,975
                                               -----------
Total liabilities                               8,050,287
                                               -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,486,278 issued and
    outstanding at December 31, 2004            7,182,329
  Retained earnings                               955,933
                                               -----------
Total shareholders' equity                      8,138,262
                                               -----------
                                             $ 16,188,549
                                               ___________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2004 and 2003
                                            2004         2003

Net revenues                            $ 9,387,141  $ 7,356,646
Cost of goods sold                        4,806,326    3,827,526
                                        ------------ ------------
    Gross margin                          4,580,815    3,529,120

Selling, general and
  administrative expenses                 3,569,296    3,007,810
                                        ------------ ------------
    Income from operations                1,011,519      521,310
                                        ------------ ------------
Other income (expenses):
  Interest income                             4,633        5,070
  Interest expense                         (304,841)    (344,549)
  Other income                               97,847      122,501
                                        ------------ ------------
                                           (202,361)    (216,978)
                                        ------------ ------------

    Income before income taxes              809,158      304,332

Income tax provision (Note 9)               345,476      130,604
                                        ------------ ------------

Net income                              $   463,682  $   173,728
                                        ____________ ____________

Basic net income
  per common share                      $      0.10  $      0.04
                                        ____________ ____________
Diluted net income
  per common share                      $      0.10  $      0.04
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2004 and 2003

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ---------- -----------

Balances at December 31, 2002  4,469,444    7,155,162    318,523    7,473,685

Stock issuance for compensation   10,034       12,427         -        12,427

Net income                            -            -     173,728      173,728
                              ----------- ------------ ---------- -----------
Balances at December 31, 2003  4,479,478  $ 7,167,589  $ 492,251  $ 7,659,840

Stock issuance for compensation    5,300       12,190         -        12,190

Common stock issued and
  options exercised                1,500        2,550         -         2,550

Net income                            -            -     463,682      463,682
                              ----------- ------------ ---------- -----------
Balances at December 31, 2004  4,486,278  $ 7,182,329  $ 955,933  $ 8,138,262
                              ___________ ____________ __________ ___________

    The accompanying notes are an integral part of the financial statements.



Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003
                                            2004         2003
Cash flows from operating activities:
  Net income                             $463,682     $173,728
  Reconciliation of net income
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization       636,889      713,817
      Gain on disposal of fixed assets    (81,401)      (3,003)
      Loss on disposal of vines            31,063           -
      Deferred income taxes               (17,388)      (6,622)
      Bad debt expense                          -        6,198
      Stock issued for compensation        12,190       12,427
      Changes in assets and liabilities:
        Accounts receivable              (111,674)    (283,173)
        Inventories                      (511,545)     182,907
        Prepaid expenses and
          other current assets             (6,494)       1,343
        Note receivable                    61,134       (4,186)
        Other assets                      (28,803)       3,989
        Accounts payable                 (241,416)     380,966
        Accrued expenses                   55,419      197,743
        Income taxes receivable/payable   362,881      (94,896)
        Grape payables                    (77,324)    (200,344)
        Deferred rent liability            22,790       22,792
        Deferred gain                      74,566      (24,984)
                                        ------------ ------------
    Net cash provided by
      operating activities                644,569    1,078,702
                                        ------------ ------------
Cash flows from investing activities:
  Additions to property and equipment    (292,510)    (273,214)
  Vineyard development expenditures      (102,532)     (63,275)
  Proceeds on sale of fixed assets        639,632       15,128
                                        ------------ ------------
    Net cash provided by (used for)
      investing activities                244,590     (321,361)
                                        ------------ ------------
Cash flows from financing activities:
  Debt issuance costs                      (2,178)     (17,237)
  Net increase (decrease) in line of
    credit balance                        101,735     (919,655)
  Proceeds from and stock
    options exercised                       2,550           -
  Issuance of long-term debt               28,923           -
  Repayments of long-term debt           (382,378)    (238,951)
                                        ------------ ------------
    Net cash used for
      financing activities               (251,348)  (1,175,843)
                                        ------------ ------------
Net (decrease) increase in cash
  and cash equivalents                    637,811     (418,502)

Cash and cash equivalents:
  Beginning of year                       213,681      632,183
                                        ------------ ------------
  End of year                          $  851,492    $ 213,681
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Notes to Financial Statements

1.	Summary of Operations, Basis of Presentation and Significant Accounting
Policies

Organization and Operations
Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot noir, Pinot gris, Chardonnay, and Riesling. The majority of the Company's wine is sold to grocery stores and restaurants in the state of Oregon through the Company's sales force. In 2004 and 2003 no one customer represented more than 10% of revenues. Out-of-state sales represented approximately 29% and 30% of revenues for 2004 and 2003. Foreign sales represent less than 1% of total sales. The Company also sells its wine from the tasting room at its winery.

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

Note Receivable
The carrying amounts of these items are a reasonable estimate of their fair values.

Line of Credit
Borrowings under the line of credit arrangement have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

Long-Term Debt
The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the present value method using AA rates provided by Farm Credit Services for the Northwest Farm Credit Services debt and estimated current rates for similar borrowing arrangements for all other long term debt. The carrying value and estimated fair value of long term debt, including current portion is as follows:

                    Carrying        Fair
                      Value        Value
                   __________    __________
Northwest Farm
  Credit Services $ 2,534,901   $ 2,627,103
Other                  55,043        54,500


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

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $487,273 and $467,727 at December 31, 2004 and 2003, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2004 and 2003 approximately $77,000 and $72,000 were amortized into inventory costs, respectively.

During the year ended December 31, 2004, the Company disposed of approximately
6.0 acres of vines. These vines were determined to be of a variety, gewurztraminer, not in sufficient demand to support the cost of high quality, low yield, farming that resulted from declining production from these vines due to an infestation of phylloxera, an aphid-like insect (Note 11). As a result of this disposal, the Company recorded a loss on vineyard development costs in the amount of $31,063.

This loss is included in selling, general and administrative expenses in the statement of operations. The Company intends to replant this land with selected vinifera varieties on phylloxera resistant rootstock.


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

Debt Issuance Costs
Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. Amortization of debt issuance costs was approximately $22,000 and $28,000 in 2004 and 2003, respectively.

Income Taxes
The Company accounts for income taxes using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

Deferred Rent Liability
The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2004 and 2003, rent costs recognized in excess of amounts paid totaled $22,790 and $22,109, respectively.

Revenue Recognition
The Company recognizes revenue when the product is shipped and title passes to the customer. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenues. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail locations is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Cost of Goods Sold
Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. Advertising costs incurred were approximately $19,500 and $25,000 in 2004 and 2003, respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. These costs, which are included in selling, general and administrative expenses, totaled approximately $43,000 and $48,000 in 2004 and 2003, respectively.

Shipping and Handling Costs
Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. Such costs totaled approximately $269,000 and $190,000 in 2004 and 2003, respectively. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes
The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. Excise taxes incurred approximated $264,000 in 2004 and $285,000 in 2003.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (Note 8 for certain assumptions with respect to this computation):
                                             2004         2003

Net income, as reported                $   463,682  $   173,728
Add: Stock-based compensation expense
  included in reported net income,
  net of tax                                 7,314        7,463

Deduct: Total stock-based employee
  compensation expense under fair value
  based method for all awards,
  net of tax                               (45,771)     (31,213)
                                        ------------ ------------

Pro Forma net income (loss)            $   425,225  $   149,978
                                        ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.10  $      0.04
  Basic - pro forma                           0.09         0.03

  Diluted - as reported                       0.10         0.04
  Diluted - pro forma                         0.09         0.03

On December 16, 2004, the FASB finalized FAS 123R "Share-Based
Payment," which will be effective for the first interim or annual reporting periods beginning after December 15, 2005. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued SAB 107, which provides the Staff's views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of FAS 123R. The impact of the adoption of FAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on the Company's results of operations using the Black-Scholes model is presented in the table above.

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

Options to purchase 284,200 shares of common stock were outstanding at December 31, 2004 and diluted weighted-average shares outstanding at December 31, 2004 include the effect of 59,823 stock options. Options to purchase 288,600 shares of common stock were outstanding at December 31, 2003 and diluted weighted-average shares outstanding at December 31, 2003 include the effect of 5,298 stock options. In addition, the warrant outstanding since 1992 was not included in the computation of diluted earnings per share in 2004 or 2003 because the exercise price of $3.42 was greater than the average market price of the common shares during the last two years.

                      2004                              2003
                    Weighted                          Weighted
                     average    Earnings               average    Earnings
                     shares       per                  shares       per
          Income   outstanding   share      Income   outstanding   share

Basic    $463,682    4,485,136    0.10     $173,728    4,477,043    0.04
Options        -        59,823      -            -         5,298      -
         --------    ---------   ------    --------    ---------   ------
Diluted  $463,682    4,544,959   $0.10     $173,728    4,482,341   $0.04
         ========    =========   ======    ========    =========   ======

Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2004         2003

Interest paid                           $ 305,000    $ 341,000
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                         17,327       14,413
    Issuance of common stock(Note 7)       12,190       12,427

Liquidity
The Company's ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed in
Note 5. There was $1,232,251 outstanding on the line of credit with Umpqua
Bank as of December 31, 2004.   Management believes existing cash and cash
flow from operations, combined with the amounts available under the line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures through 2005.

2.	Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 2004 the Company's accounts receivable balance is net of an allowance for doubtful accounts of $41,885.

Changes in the allowance for doubtful accounts are as follows:

                   Balance at  Charged to  Charged to  Write-offs  Balance at
                   Beginning   costs and     other       net of      end of
                   Of period    expenses    accounts   recoveries    period
                   __________  __________  __________  __________  __________

Fiscal year ended December 31, 2003:
Allowance for
 Doubtful accounts  $  41,885   $   6,198   $       -   $  (6,198)  $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2004:
Allowance for
 Doubtful accounts  $  41,885   $       -   $       -   $       -   $  41,885
                   ==========  ==========  ==========  ==========  ==========


3. Inventories

Inventories consist of:

Winemaking and packaging materials            $   134,059
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               1,891,681
Finished goods (bottled wine
  and related products)                         6,373,597
                                               -----------
                                                8,399,337

Less: amounts designated for
distributor (Note 12)                            (571,355)
                                               -----------
Current inventories                           $ 7,827,982
                                               ___________


4. Property and Equipment

Land and improvements                         $   769,644
Winery building and hospitality center          4,647,272
Equipment                                       3,805,075
                                               -----------
                                                9,221,991

Less accumulated depreciation                  (4,967,465)
                                               -----------
                                              $ 4,254,526
                                               ___________


5.	Line of Credit Facility

In December of 2004 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime and is payable monthly. The interest rate was 5.55% at December 31, 2004. At December 31, 2004 there were borrowings of $1,232,251 on the revolving line of credit.

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2004	5.55%
2003	5.55%

The new line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2004, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.


6. Long-Term Debt

Long-term debt consists of:
                                                  2004

Northwest Farm Credit Services Loan           $ 2,534,901
Vehicle financing                                  55,043
                                               -----------
                                                2,589,944

Less current portion                             (257,957)
                                               -----------
                                              $ 2,331,987
                                               ___________


The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2004, the Company was in compliance with these covenants. In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,

   2005                                             $   257,957
   2006                                                 299,687
   2007                                                 317,708
   2008                                                 337,655
   2009                                                 362,766
Thereafter                                            1,014,171
                                                     -----------
                                                    $ 2,589,944
                                                     ___________


7.	Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (Notes 6 and 8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2004, no warrants had been exercised.

In each of the years ended December 31, 2004 and 2003, the Company granted 5,300 and 10,034 shares of stock valued at $12,190 and $12,427, respectively, as compensation to employees. The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations. The effects of these noncash transactions have been excluded from the cash flow statements in each period.


8.	Stock Incentive Plan

900,000 Shares of common stock have been reserved for issuance to employees and directors of the Company under a stock incentive plan. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years. The maximum term before expiration for all grants is ten years. As of December 31, 2004, there are approximately 604,300 shares available for future issuance under this plan.

At December 31, 2004 and 2003, the following transactions related to stock options occurred:
                                2004              2003
                           _______________ _________________
                                  Weighted          Weighted
                                   average           average
                                  exercise          exercise
                           Shares   price    Shares   price

Outstanding at
    beginning of year     288,600  $ 1.69   421,670  $ 1.71
  Granted                  84,000    2.31    20,000    1.46
  Exercised                (1,500)   1.70        -       -
  Forfeited               (86,900)   1.77  (153,070)   1.71
                          --------          --------
Outstanding at
    end of year           284,200  $ 1.90   288,600  $ 1.69
                          ________          ________


Weighted-average options outstanding and exercisable at December 31, 2004 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2004           life           price       2004          price

  $ 1.46       20,000          8.09         $ 1.46        8,000       $ 1.46
    1.50       39,986          3.11           1.50       40,786         1.50
    1.56       42,000          5.58           1.56       42,000         1.56
    1.66       30,000          2.90           1.66       30,000         1.66
    1.69        6,500          5.66           1.69        6,500         1.69
    1.72        4,000          0.58           1.72        4,000         1.72
    1.75       38,000          3.17           1.75       38,000         1.75
    1.81        3,000          4.24           1.81        3,000         1.81
    2.30       60,000          9.58           2.30       12,400         2.30
    2.31       20,000          9.40           2.31       20,000         2.31
    2.54        4,000          4.40           2.54        4,000         2.54
    2.75        2,000          1.48           2.75        2,000         2.75
    3.00        8,714          1.06           3.00        7,914         3.00
    3.62        6,000          0.58           3.62        6,000         3.62
   ------    ---------        ------         ------     --------       ------
$ 1.46-$3.62  284,200          5.25         $ 1.90      224,600       $ 1.84

The Company adopted SFAS No. 123 in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS No. 123, the Company has computed for pro forma disclosure purposes (Note 1) the value of options granted during each of the two years ended December 31 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2004 and 2003:

                                             2004         2003
Risk-free interest rate                     4.83 %       4.47 %
Expected lives                             10 years     10 years
Expected volatility                           50 %         52 %

Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2004 and 2003, the total value of the options granted was computed to be approximately $129,615 and $19,600, respectively, which would be amortized on the straight-line basis over the vesting period of the options.

For the years ended December 31, 2004 and 2003, the weighted average fair value of options granted was computed to be $1.54 and $0.98, respectively.


9. Income Taxes
The provision for income taxes consists of:
                                            2004         2003
Current tax expense (benefit):
  Federal                                  $299,963     $114,754
  State                                      68,472       22,472
                                        ------------ ------------
                                            368,435      137,226
                                        ------------ ------------
Deferred tax expense (benefit):
  Federal                                   (20,349)      (5,870)
  State                                      (2,610)        (752)
                                        ------------ ------------
                                            (22,959)      (6,622)
                                        ------------ ------------

    Total                                  $345,476     $130,604
                                        ____________ ____________


The effective income tax rate differs from the federal statutory rate as follows:
                                         Year ended December 31,
                                            2004         2003
Federal statutory rate                      34.0 %       34.0 %
State taxes, net of federal benefit          4.4          4.4
Permanent differences                        3.1          3.9
Other, primarily prior year taxes            1.2          0.6
                                        ------------ ------------
                                            42.7 %       42.9 %
                                        ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

                                                  2004
Accounts receivable                           $    16,067
Inventories                                        92,458
Other                                                 876
                                               -----------
Net current deferred tax asset                    109,401
                                               -----------

Depreciation                                     (344,367)
Deferred gain on sale-leaseback                   181,945
Deferred liabilities                              (50,553)
                                               -----------
Net noncurrent deferred tax liability            (212,975)
                                               -----------
Net deferred tax liability                    $  (103,574)
                                               ___________


10.	Related Parties

During 2004 and 2003, the Company purchased grapes from certain director/ shareholders for an aggregate price of $3,489 and $122,780, respectively. At December 31, 2004 grape payables included no amounts owed to these shareholders.

A loan to the Company's President due in March 2009, and secured by 75,000 shares of common stock, was repaid in December 2004.

The Company provides living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides. During the years ended December 31, 2004 and 2003, the Company recorded $6,422 and $6,953, respectively, in expenses related to the housing provided for its president.


11.	Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

Operating Leases
The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the 20-year term of the lease. In December 2004, under a new sale-leaseback agreement, the Company sold another portion of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 14-year operating lease agreement. Approximately $99,000 of the total gain of $176,000 realized from this sale/leaseback transaction has been deferred and will be amortized over the life of the lease agreement.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement, and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

As of December 31, 2004, future minimum lease payments are as follows:

    Year ending
    December 31,
       2005                                          $   215,436
       2006                                              218,992
       2007                                              158,083
       2008                                              178,486
       2009                                              182,061
    Thereafter                                         2,007,783
                                                      -----------
         Total                                       $ 2,960,841
                                                      ===========

The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $11,915 and $8,858 in 2004 and 2003, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $201,622 for the year ended December 31, 2004.

Grape Purchase Agreements
On December 23, 2004, the Company entered into a grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot gris and 50 acres of Riesling and the Company agreed to purchase the yield at fixed contract prices through the year 2015. The winegrower must meet strict quality standards for the wine grapes to be accepted by the Company at time of harvest and delivery.

Susceptibility of Vineyards to Disease
The Tualatin Vineyard and the leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. The Company has not detected any phylloxera at its Turner Vineyard.

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of our vineyards. The phylloxera at Tualatin Estate Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern most section Gewurztraminer in 1971 that the Company partially removed in 2004. The remaining vines, and all others infested, remain productive at low crop levels.


12.	Distributor Obligation

During 2001 the Company entered into a distribution agreement with a national wine distributor group (the "distributor"), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine with an approximate cost of $571,355 at December 31, 2004. The Company believed the best way to incentivize national distributors to focus on a relatively small national brand such as the Company's was to provide the distributors a special financial incentive to focus on the brand. The Company negotiated a way to incentivize its new distributor to provide a focus on the Company's brand in a mutually beneficial way with the goal of greatly increasing nationwide sales through the distribution agreement. The agreement calls for the Company to warehouse this base amount of wine at the Turner location, calculated using standard out of state pricing, with any draw-downs by the distributor to be simultaneously replenished by another purchase. The distribution agreement does not contain any restrictive covenants. The distribution agreement appoints the distributors the exclusive distributor of its wines identified by the agreement to retail licensees in the regions serviced by the distributors as identified by the agreement. There are no informal arrangements that impact the Company's obligations or the rights and privileges of the distribution group. Sales to members of the distributor group totaled approximately $1,104,363 and $812,702 in 2004 and 2003, respectively.

The Company has recorded a Distributor Obligation liability, and a long-term inventory asset based on the actual cost of goods held in the base amount of wine at year end, to recognize the future obligation to deliver this amount of wine to the distributor. The inventory held in the base amount of wine is as follows:

Wine
Willamette Valley
  Chardonnay                      1,120 cs.
  Estate Chardonnay                 200 pks.
  Pinot Gris                         -  cs.
  Pinot Noir                      9,309 cs.
  Pinot Noir-Founders Reserve        -  pks.
  Pinot Noir-Estate                 500 pks.
  Pinot Noir-Freedom Hill           200 pks.
  Pinot Noir-Hoodview               200 pks.
  Pinot Noir-Karina                 100 pks.
  Pinot Noir-Signature Cuvee        278 pks.
Tualatin Estate
  Chardonnay                        336 cs.
  Pinot Noir                        336 cs.
Griffin Creek
  Merlot                            672 pks.
  Pinot Noir                         -  pks.
  Syrah                             336 pks.

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

Also as part of that agreement, the Company has agreed to pay the distributor incentive compensation if certain sales goals are met by 2006 and if a certain transaction occurs. The incentive compensation will be paid only in the event of a transaction in excess of $12 million in value in which either the Company, at its option, sells all or substantially all of its assets or a merger, sale of stock, or other similar transaction occurs, at the Company's option, the result of which is that the Company's current shareholders do not own at least a majority of the outstanding shares of capital stock of the surviving entity. Assuming the $12 million threshold is met and the distributor meets certain sales goals, the distributor will be entitled to incentive compensation equal to 20% of the total proceeds from the sale or transaction and up to 17.5% of the difference between the transaction value and approximately $8.5 million.




ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 8, 2004, Willamette Valley Vineyards, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm. On that date, the Company's Audit Committee met to consider management's recommendation to dismiss PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm for the year ending December 31, 2004. At that meeting, the Audit Committee unanimously agreed to dismiss PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm. During the Audit Committee meeting, a representative of PricewaterhouseCoopers LLP left a telephone message with the Company's chief financial officer and Audit Committee chair, in which PricewaterhouseCoopers LLP resigned as the Company's Independent Registered Public Accounting Firm effective immediately. PricewaterhouseCoopers LLP later delivered, via facsimile, a letter confirming the cessation of the client-auditor relationship between the Company and PricewaterhouseCoopers LLP effective immediately.

Except as noted in the next sentence, the reports of PricewaterhouseCoopers
LLP on the Company's financial statements for the years ended December 31, 2003 and 2002 contained neither an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. PricewaterhouseCoopers LLP's report on the Company's restated financial statements for the year ended December 31, 2003 included an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern as a result of the Company's line of credit expiring on January 3, 2005. The line of credit was replaced on December 29, 2004.

During the Company's years ended December 31, 2003 and 2002 and through December 8, 2004, there were no disagreements with PricewaterhouseCoopers LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to PricewaterhouseCoopers LLP's satisfaction, would have caused it to make reference thereto in their reports on the Company's financial statements for such years.

The Company has identified that a) it had incorrectly applied the federal small winery tax credit during 2001, 2002 and 2003, b) it had capitalized and subsequently amortized certain label and package design costs that should have been expensed in the period incurred, c) it had improperly classified the amortization of deferred gain from a sales-leaseback in other income in 2001, 2002 and the first three quarters of 2003 rather than as an offset to lease expense included in selling, general and administrative expenses, and d) it had improperly classified an expense in other expense in the second quarter of 2003 rather than in cost of goods sold. The accounting errors arose because
a) deficiencies in the design of the internal control structure and competencies within the accounting and financial reporting function and b) supervisory review procedures related to the preparation of the financial statements, including the process used to initially classify transactions, to ensure that amounts are appropriately classified in accordance with generally accepted accounting principles and classified consistently between reporting periods. PricewaterhouseCoopers LLP has informed the Company that they believe the deficiency in the design of controls and oversight to ensure operating effectiveness of the controls in place to ensure consistent application of accounting principles generally accepted in the United States of America constitutes a material weakness, as defined by the Public Company Accounting Oversight Board ("PCAOB") in PCAOB Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.

Except as noted in the immediately preceding paragraph, during the years ended December 31, 2003 and 2002 and through December 8, 2004 there have been no reportable events (as defined in Item 304(a)(1)(iv)(B)(1) of Regulation S-B).

The Company has performed a review of its excise tax calculation and reporting procedures and has put additional controls in place over the calculation and reporting of excise taxes to ensure that they are accurately measured and reported in the appropriate reporting period. The Company believes these changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of our disclosure controls and procedures will be met. The Company has also implemented enhanced supervisory review procedures related to the preparation of our financial statements, including the process used to initially classify transactions, to ensure that amounts are appropriately classified in accordance with generally accepted accounting principles and classified consistently between reporting periods.


ITEM 8A.    CONTROLS AND PROCEDURES.

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, nominees for election as a director, and each such person's age at March 31, 2005 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      51
James L. Ellis * ***             Secretary and Director      60
Sean M. Cary                     Controller                  31
Thomas M. Brian                  Director                    56
Delna L. Jones**                 Director                    64
Lisa M. Matich**                 Director                    42
Betty M. O'Brien*                Director                    61
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

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association's Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon's agency dedicated to the development of the industry. In March 2004, Mr. Bernau received the industry's Founder's Award for his service.

James L. Ellis. Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997. Mr. Ellis has served as the Company's Director of Human Resources from January 1993, and Vice President /Corporate since 1998. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

Thomas M. Brian. Mr. Brian was appointed to the Board of Directors in June of 2004. Mr. Brian has served as Chairman of the Washington County Board of Commissioners since 1999. Previously, he served for 10 years in the Oregon House of Representatives. While in the legislature, Mr. Brian was Chairman of the Revenue Committee and served on the Judicial and Ways and Means Committees. He also served 10 years as City Councilor and Mayor of Tigard, OR. Mr. Brian has successfully owned and operated a commercial/industrial real estate company for fifteen years.

Delna L. Jones. Ms. Jones has served as a Director since November 1994. Ms. Jones resigned from the Board in December of 2002 having moved to Southern California and was reappointed by the Board in March of 2004 having returned to Oregon. Currently Ms. Jones is a consultant with CFM Consulting, Portland, Oregon. Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1990 to 1998. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee.

Lisa M. Matich. Ms. Matich was appointed to the Board of Directors in April of 2004. She is the Director of Financial Analysis of PacifiCorp, a multi-state electric utility with over 1.5 million customers. Previously she was a Financial Consultant with SAIC 1996 to 2002, a Fortune 500 company and the nation's largest employee-owned research and engineering company. She was Chief Financial Officer of Egmont Electricity 1991-1996, a New Zealand electricity provider and public company. Ms. Matich also has a background in public accounting with both Price Waterhouse and Coopers & Lybrand. She is a CPA in the state of California and a member of the American Institute of Certified Public Accountants. Ms. Matich has a degree in Business Administration from the University of California, Berkeley.

Betty M. O'Brien. Ms. O'Brien has served as a Director since July 1991. Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola
Hills in Yamhill County, Oregon.   Ms. O'Brien was the former Executive
Director of the Oregon Wine Board from 2001 to 2004. Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director.

Stan G. Turel.  Mr. Turel has served as a Director since November of 1994.
Mr. Turel is president of Turel Enterprises, a real estate management company managing its own properties. Prior to his current activities, Mr. Turel was part owner and the CEO of Columbia Turel, Inc., (formerly Columbia Bookkeeping,
Inc.) a position he held from 1974 to 2001.   Prior to 2001, Columbia Turel,
Inc. had fifteen offices in Oregon and Washington, servicing 4,000 small business and 26,000 tax clients annually. In 2001, Columbia Turel, Inc. sold its offices to Fiducial, one of Europe's largest accounting firms. Mr. Turel is a licensed tax consultant, a member of the National Association of Public Accountants, a private pilot, and a former delegate to the White House Conference on Small Business


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2004, conducted four meetings. The elected members of the Audit Committee are Delna L. Jones, Lisa Matich, and Stan G. Turel. Ms. Matich is designated by the Board of Directors as the "audit committee financial expert" under SEC rules. The Audit Committee reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2004, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are:
James Bernau, James Ellis, and Stan Turel. The Executive Committee held two meetings during 2004.

Code of Ethics. The Company adopted a code of ethics applicable to its Chief Executive Officer, Controller and other finance leaders, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at
www.WillametteValleyVineyards.com.   Any person may request a copy of the code
of ethics, at no cost, by writing to us at the following address:
Willamette Valley Vineyards, Inc.
8800 Enchanted Way SE
Turner, OR 97392
Attention: Corporate Secretary


ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 2003 and 2004.

                                  SUMMARY COMPENSATION TABLE
                                                   Long Term Compensation
                 Annual Compensation                Awards        Payouts
Name
      Year Salary($) Bonus($)  Other Annual Restricted Securities LTIP       All
                               Compensation($)  Stock Underlying Payouts($)Other
                                                                         Compen-
                                                                         sations
                                              Award(s)  Options/
                                                ($)     SARs (#)
James W. Bernau
      2003  120,318       -         6,953         -      112,000   -     -
      2004  157,149       -         6,422         -       38,000   -     -


Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated
August 3, 1988 and amended in February 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $150,000 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property.
Mr. Bernau and his family live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.


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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2004.

			     Options exercised in the last fiscal year
Name					 Number		  Value
					Of shares		Realized(1)
James W. Bernau		  	  -0-		         -0-

			    Number of Securities Underlying
			     Unexercised Options at FY-End
                         Exercisable             Unexercisable

James W. Bernau           4,000(2.541)
                          4,000(1.7188)
                         30,000(1.6577)

				     Value of Unexercised
			     In-the-Money Options at FY-End(2)

                         Exercisable             Unexercisable

James W. Bernau		    1,796
                            5,085
                           39,969

(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2004 ($2.99 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2004, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and  (iv) all directors and executive officers as a group.

Percent of 							Number of
Shares Beneficially Owned                       Shares Outstanding Stock

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                         941,235.5 (1)      21.0%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                           64,600   (2)       1.4%
Milwaukie, OR  97222

Thomas M. Brian     Director
7630 SW Fir                                       -               **
Tigard, OR  97223

Delna L. Jones      Director
14480 SW Chardonnay Ave                        5,600   (3)        **
Tigard, OR 97224

Lisa M. Matich      Director
7250 Meadows Court                            11,500   (4)        **
Wilsonville, OR 97070

Betty M. O'Brien    Director
22500 Ingram Lane NW                          21,050   (5)        **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                             90,292   (6)       2.0%
Vancouver, WA  98683

All Directors, executive                   1,224,570            27.3%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 38,000 shares issuable upon exercise of options exercisable within 60 days of the date of this report.

(2) Includes 59,500 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(3) Includes 4,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(4) Includes 4,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(5) Includes 16,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(6) Includes 12,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 2004 and 2003, the Company purchased grapes from Elton Vineyards for $3,489 and $122,780 respectively. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

On November 26, 2002, Mr. Bernau was granted options to acquire 30,000 shares of the Company's common stock in exchange for his personal guarantee of $1,000,000 of the Company's Line of Credit from GE Commercial Distribution Finance. The options were issued pursuant to the stock incentive plan and are accounted for as non-compensatory employee stock options. The options are exercisable anytime through November 26, 2007, at an exercise price of $1.6577 per share.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant is exercisable anytime through June 1, 2012, at an exercise price of $3.42 per share.

On December 3, 1992, James W. Bernau borrowed $100,000 from the Company. The loan was secured by Mr. Bernau's stock in the Company, and was payable, together with interest at a rate of 7.35% per annum, on March 14, 2009. Mr. Bernau repaid the entire balance of the loan in December 2004.

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

(o) Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

(p) Business Loan Agreement dated December 29, 2004 by and between Umpqua Bank and Willamette Valley Vineyards, Inc. (File No. 000-21522)


(b) Reports on Form 8-K

a.	Form 8-K, filed October 7, 2004, Item 4.02 - Non-Reliance on Previously
Issued Financial Statements or a Related Audit Report or Interim Review
b.	Form 8-K, filed November 26, 2004, Item 2.02 - Results of Operations and Financial Condition
c.	Form 8-K, filed December 2, 2004, Item 2.02 - Results of Operations and Financial Condition and Item 3.01 - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard: Transfer of Listing
d.	Form 8-K, filed December 15, 2004, Item 3.01 - Notice of Delisting or
Failure to Satisfy a Continued Listing Rule or Standard: Transfer of Listing and Item 4.01 - Changes in Registrant's Certifying Accountant


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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: April 14, 2005     By:/s/_______________________________
James W. Bernau,
Chairperson of the Board,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


/s/__________________  Chairperson of the Board,   April 14, 2005
James W. Bernau        President
                        (Principal Executive Officer)

/s/__________________  Controller                  April 14, 2005
Sean M. Cary           (Principal Accounting Officer)



/s/__________________  Director and Vice-President April 14, 2005
James L. Ellis         and Secretary

/s/__________________  Director                    April 14, 2005
Thomas M. Brian

/s/__________________  Director                    April 14, 2005
Delna L. Jones

/s/__________________  Director                    April 14, 2005
Lisa M. Matich

/s/__________________  Director                    April 14, 2005
Betty M. O'Brien

/s/__________________  Director                    April 14, 2005
Stan G. Turel



EXHIBIT INDEX

Exhibit

10.1 Business Loan Agreement

23.1 Consent of Independent Registered Public Accounting Firm

23.2 Consent of Independent Registered Public Accounting Firm

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