Form 10QSB
period 2005-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2005-05-13
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of March 31, 2005
4,486,278 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2005                2004
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   913,191         $   851,492
  Accounts receivable trade, net           852,663             908,510
  Inventories                            7,666,848           7,827,982
  Prepaid expenses and other
  current assets                           120,140              53,059
  Deferred income taxes                    109,401             109,401
                                        __________          __________
Total current assets                     9,662,243           9,750,444

Vineyard development cost, net           1,463,149           1,482,348
Inventories                                571,355             571,355
Property and equipment, net              4,167,921           4,254,526
Note receivable                              5,000               5,000
Debt issuance costs, net                    43,084              42,561
Other assets                                81,621              82,315
                                        __________          __________
Total assets                           $15,994,373         $16,188,549
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $ 1,265,059         $ 1,232,251
  Current portion of long term debt        257,957             257,957
  Accounts payable                         498,910             510,803
  Accrued expenses                         568,165             526,860
  Income taxes payable                     128,144             278,970
  Grapes payable                           466,668             592,390
                                        __________          __________
Total current liabilities                3,184,903           3,399,231

Long-term debt                           2,263,157           2,331,987
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    140,032             131,785
Deferred gain                              466,285             474,309
Deferred income taxes                      212,975             212,975
                                        __________          __________
Total liabilities                        7,767,352           8,050,287
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,486,278 and 4,486,278
  shares issued and outstanding at March 31,
  2005 and December 31, 2004             7,182,329           7,182,329
Retained earnings                        1,044,692             955,933
                                        __________          __________
Total shareholders' equity               8,227,021           8,138,262
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,994,373         $16,188,549
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)



                                         Three months ended March 31,
                                            2005                2004
                                        __________          __________
Net Revenues
  Case Revenue                         $ 2,284,638         $ 1,834,611
  Facility Lease - Custom Crush             90,440               9,015
                                        __________          __________
Total Revenue                            2,375,078           1,843,626

Cost of Sales
  Case                                   1,230,516             884,019
  Bulk                                      55 926                  -
                                        __________          __________
Total Cost of Sales                      1,286,442             884,019

Gross Margin                             1,088,636             959,607

Selling, general and
  administrative expense                   892,422             689,764
                                        __________          __________
Net operating income                       196,214             269,843

Other income (expense)
  Interest income                              165               1,203
  Interest expense                         (65,783)            (76,382)
  Other income                              17,336              14,538
                                        __________          __________
Net income before income taxes             147,932             209,202

Income tax                                 (59,173)            (83,681)
                                        __________          __________
Net income                                  88,759             125,521

Retained earnings beginning of
  period                                   955,933             492,251
                                        __________          __________
Retained earnings end of period        $ 1,044,692         $   617,772
                                        ==========          ==========
Basic income per common share          $       .02         $       .03

Diluted income per common share        $       .02         $       .03

Weighted average number of
basic common shares
outstanding                              4,486,278           4,482,280

Weighted average number of
diluted common shares
outstanding                              4,580,883           4,662,087


The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2005                2004
                                        __________          __________
Cash flows from operating activities:
  Net income                           $    88,759        $    125,521
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            139,197             166,667
  Stock issued for compensation                 -               11,500

Changes in assets and liabilities:
  Accounts receivable trade                 55,847              64,031
  Inventories                              161,134            (113,140)
  Prepaid expenses and other
    current assets                         (67,081)               (993)
  Note receivable                                               (1,120)
  Other assets                                 694                 778
  Accounts payable                         (11,893)            (87,343)
  Accrued expenses                          41,305             (50,662)
  Income taxes payable                    (150,826)             83,681
  Grape payables                          (125,722)            (55,185)
  Deferred rent liability                    8,247               5,697
  Deferred gain                             (8,024)             (6,246)
                                        __________          __________
Net cash provided by
  operating activities                     131,637             143,186
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (29,294)            (80,208)
  Vineyard development expenditures             -              (37,999)
                                        __________          __________
Net cash used in investing activities      (29,294)           (118,207)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (4,622)                 -
  Net (decrease) increase in line of
    credit balance                          32,808              10,820
  Repayments of long-term debt             (68,830)            (68,744)
                                        __________          __________
Net cash (used in) provided by
  financing activities                     (40,644)            (57,924)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                          61,699             (32,945)

Cash and cash equivalents:
  Beginning of period                      851,492             213,681
                                        __________          __________
  End of period                        $   913,191         $   180,736
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month period ended March 31, 2005 and 2004, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2004, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out of state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 94,605 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2005. Total potentially dilutive shares of 179,807 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2004.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the quarter ended March 31:

                                          March 31,           March 31,
                                            2005                2004
                                        (unaudited)         (unaudited)
                                        __________          __________

Net income, as reported                $    88,759         $   125,521

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                           -               11,500

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, Net of related tax
  effects                                 (179,670)            (12,909)
                                        __________          __________

Pro forma net income                   $   (90,911)        $   124,112

Earnings per share:
  Basic - as reported                  $      0.02         $      0.03
  Basic - pro forma                    $      0.02         $      0.03

  Diluted - as reported                $     (0.02)        $      0.03
  Diluted - pro forma                  $     (0.02)        $      0.03

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


4) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          March 31,         December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    51,251         $   134,059
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,607,491           1,891,681
Finished goods (bottled wines            6,579,461           6,373,597
  and related products)                 __________          __________
                                         8,238,203           8,399,337

Less: amounts designated for distributor  (571,355)           (571,355)
                                        __________          __________

Current inventories                    $ 7,666,848         $ 7,827,982
                                        ==========          ==========


5) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          March 31,         December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,674,765           4,647,272
Equipment                                3,806,876           3,805,075
                                        __________          __________
                                         9,251,285           9,221,991

Less accumulated depreciation           (5,083,364)         (4,967,465)
                                        __________          __________
                                       $ 4,167,921         $ 4,254,526
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

For the first quarter of 2005, the company experienced its third consecutive profitable first quarter, generally the weakest in the industry, and historically the weakest for the Company.

The First Quarter 2005 net profit was lower than 2004 principally because of unusually high margins experienced in the prior year period. Gross margins in 2005 were in line with expectations at 46%, as compared to 52% in the prior year period.

Total Sales increased 29% over the prior period and Gross Profit increased 13% ($129,029) over the prior year period. This increase was exceeded, however, by an increase in selling, general and administrative expenses of 29% ($202,658) over the prior year period. As a consequence of the increase in expenses, operating income declined as compared to the prior year period.

Increases in the expenses of the wholesale department, called Bacchus Fine Wines' outpaced the increase in gross profit principally in sales labor expense and shipping costs. These costs are a result of additional delivery capacity and the shipment of purchases of additional wine inventory for resale, compared to the prior year period. To a lesser degree, the Retail Department's expenses increased over the gross profit as compared to the prior year principally due to increased shipping costs. The management has embarked on a study of shipping related costs, other than higher fuel costs, which can be reduced through changes in purchasing and logistics. Management believes a portion of these higher expenses, those relating to higher fixed wholesale delivery costs can be spread over higher sales expected in the remainder of the year.

The most significant development in the first quarter was a 40% increase in depletions of WVV products by the Company's out-of-state distributors to their retail customers. This increase in depletions resulted in sales from the winery to out-of-state distributors increasing 21% over the prior period, and Management believes this will continue to lead to increased sales throughout the year. Management believes the focus on its core offerings of Pinot noir and Pinot gris is the primary reason for this historically high increase combined with an increased awareness of Pinot noir by the movie, "Sideways" which began showing in the Fourth Quarter of 2004.

Increased sales of WVV produced products have reduced excess inventories and Management is reviewing sales projections in order to plan appropriate inventory production. While there remains some inventory imbalances, management may increase wine production of Pinot noir in 2005 which may spread fixed production costs and improve the margins on future sales.

Management is reviewing a possible shortcoming in Oregon wholesale sales and is taking steps to improve focus on WVV produced products. Management believes the focus on purchased wines for resale which produced higher than expected results with an increase in revenues in the first quarter of 2005 of 130% detracted from monitoring and maximizing sales activities on WVV produced products. Willamette Valley Vineyards produced wine increased in Oregon wholesale sales by 5% in the first quarter, or approximately half of the budgeted increase.

Retail revenues were flat due to lower sales by the Company's Key Customer Sales Representatives (KCSRs). Tasting Room sales increased 9% in the first quarter of 2005 as compared to the prior year period. The management has filled the KCSR vacancies in April and expects improved financial performance.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2005                2004
                                        __________          __________
Tasting Room and Retail sales
 & Rental Income                       $   333,897         $   327,759
On-site and off-site festivals              46,001              49,969
In-state sales                           1,236,792             901,827
Out-of-state sales                         721,704             597,179
Custom crush /bulk wine /misc sales         90,440               9,015
                                        __________          __________
Gross Revenue                            2,428,834           1,885,749

Less Excise Taxes                           53,756              42,123
                                        __________          __________
Net Revenues                           $ 2,375,078         $ 1,843,626
                                        ==========          ==========

Tasting room and retail sales, and rental income for the three months ending March 31, 2005 increased 2% compared to the prior year period. Tasting room and retail sales increased during the first quarter of 2005 due primarily to increased customer traffic flows and higher customer purchases in the tasting room.

On-site and off-site festival sales for the first quarter of 2005 decreased 8% compared to the prior year period. This decrease is due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 37% in the first quarter of 2005 compared to the prior year period. Sales through the Company's independent sales force alone for the first quarter of 2005 increased 39% to $1,076,550 compared to $774,270 for the prior year period. This increase is largely the result of the broader product lines presented through the development of Bacchus Fine Wines.

Out-of-state sales in the first quarter of 2005 increased 21% compared to the prior year period as a result of increased promotional allowances offered to distributors by the Company and higher depletions through the Company's distributors during the first quarter of 2005.

Excise taxes

Excise taxes increased 25% in the first quarter of 2005 to $53,756 compared to $43,123 for the prior year period due primarily to increased sales, thereby increasing overall sales volumes and taxes calculated based on volume.


Gross Profit

Winery Operations

As a percentage of revenue, gross profit for winery operations decreased to 46% in the first quarter of 2005 as compared to 52% in the prior year period. While the Company is continuing its focus on and improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate the Company's increased representation of brands other than its own through its Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due representation, the Company anticipates that net incomes will not follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased 29% to $892,422 in the first quarter of 2005 from $689,764 in the first quarter of 2004. As a percentage of revenue from winery operations, selling, general and administrative expenses increased to 38% in the first quarter of 2005 from 37% in the first quarter of 2004. This increase is primarily due to higher fixed wholesale delivery costs and increased shipping costs.


Interest Income, Other Income and Expense

Interest income decreased to $165 for the first quarter of 2005 compared to $1,203 for the prior year period because of the decrease in notes receivable. Interest expense decreased to $65,783 in the first quarter of 2005 compared to $76,382 in the prior year period primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                                         Three months ended March 31,
                                            2005                2004
                                        __________          __________
Farm Credit interest rebate            $    17,336         $    14,504
Miscellaneous rebates                           -                  302
                                        __________          __________
Other income                                17,336              14,538


Income Taxes

Incomes tax expense was $59,173 for the first quarter of 2005 compared to $83,681 for the prior year period due to the Company's net profit for the first three months in 2005. The Company's estimated tax rate for the first quarter of 2005 and 2004 was 40 percent.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital balance of $6.5 million and a current ratio of 3.03:1. At December 31, 2004, the Company had a working capital balance of $6.4 million and a current ratio of 2.87:1. The Company had a cash balance of $913,191 at March 31, 2005 compared to a cash balance of $851,492 at December 31, 2004.

Total cash provided by operating activities in the first quarter of 2005 was $131,637 compared to $143,186 in the prior year period, primarily as a decrease in net income and higher depreciation in the first quarter of 2005 compared to the prior year period. Cash provided by operating activities in the first quarter of 2005 consisted of net income of $88,759 plus depreciation of $139,197 less changes in assets and liabilities and other non-cash charges of $96,319. Cash provided by operating activities in the first quarter of 2004 consisted of net income of $125,521 plus depreciation of $166,667 less changes in assets and liabilities and other non-cash charges of $149,002.

Total cash used in investing activities in the first quarter of 2005 was $29,294 compared to $118,207 in the prior year period. Cash used in investing activities consisted of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the first quarter of 2005 was $40,644 compared to $57,924 in the prior year period. Cash used in financing activities primarily consisted of payments on the long term debt and additions to the line of credit.

At March 31, 2005, the line of credit balance was $1,265,059, on maximum borrowing of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of March 31, 2005, the Company was in compliance with all of the financial covenants.

As of March 31, 2005, the Company had a total long-term debt balance of $2,521,114 owed primarily to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At March 31, 2005, the Company owed $466,668 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.

Critical Accounting Policies:

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


PART II.               OTHER INFORMATION


Item 1
               Exhibits

The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.


ITEM 5
Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by Moss Adams, our independent accountants, during the calendar year ending December 31, 2005:

     - Income tax advisory services related to: income tax returns


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 13, 2005     By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 13, 2005     By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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