Form 10QSB
period 2005-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2005-08-12
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

                                            [X] YES       [  ] NO

Number of shares of common stock outstanding as of June 30, 2005
4,486,278 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          June 30,         December 31,
                                            2005                2004
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $    89,812         $   851,492
  Accounts receivable trade, net         1,045,352             908,510
  Inventories                            7,217,914           7,827,982
  Prepaid expenses and other
  current assets                            99,212              53,059
  Deferred income taxes                    109,401             109,401
                                        __________          __________
Total current assets                     8,561,691           9,750,444

Vineyard development cost, net           1,614,292           1,482,348
Inventories                                571,355             571,355
Property and equipment, net              4,102,628           4,254,526
Note receivable                                  -               5,000
Debt issuance costs, net                    38,985              42,561
Other assets                                81,021              82,315
                                        __________          __________
Total assets                           $14,969,972         $16,188,549
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $   134,479         $ 1,232,251
  Current portion of long term debt        257,957             257,957
  Accounts payable                         588,300             510,803
  Accrued expenses                         479,647             526,860
  Income taxes payable                      84,924             278,970
  Grapes payable                           428,886             592,390
                                        __________          __________
Total current liabilities                1,974,193           3,399,231

Long-term debt                           2,150,564           2,331,987
Distributor obligation                   1,500,000           1,500,000
Deferred rent liability                    148,278             131,785
Deferred gain                              458,261             474,309
Deferred income taxes                      212,975             212,975
                                        __________          __________
Total liabilities                        6,444,271           8,050,287
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,501,228 and 4,486,278
  shares issued and outstanding at June 30,
  2005 and December 31, 2004             7,205,489           7,182,329
Retained earnings                        1,320,212             955,933
                                        __________          __________
Total shareholders' equity               8,525,701           8,138,262
                                        __________          __________
Total liabilities and shareholders'
equity                                 $14,969,972         $16,188,549
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                  Three months ended June 30,  Six months ended June 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 3,500,676   $ 2,096,773  $ 5,785,314   $ 3,931,383
  Custom crush-facility lease-
    bulk revenue       11,823         7,041      102,263        16,057
                   __________    __________   __________    __________
Total net revenues  3,512,499     2,103,814    5,887,577     3,947,440

Cost of sales
  Case              1,931,401     1,061,808    3,161,917     1,945,827
  Bulk                      -             -       55,926             -
                   __________    __________   __________    __________
Total cost of sales 1,931,401     1,061,808    3,217,843     1,945,827

Gross profit        1,581,098     1,042,006    2,669,734     2,001,613

Selling, general and administrative
  expenses          1,069,561       842,970    1,961,984     1,532,733
                   __________    __________   __________    __________
Net operating
  income              511,537       199,036      707,750       468,880

Other income (expense)
  Interest income         260         1,346          426         2,548
  Interest expense    (52,597)      (75,440)    (118,380)     (151,822)
  Other income
    (expense)               -             -       17,336        14,538
                   __________    __________   __________    __________
Net income before
  income taxes        459,200       124,942      607,132       334,144

Income tax            183,680        49,977      242,853       133,658
                   __________    __________   __________    __________
Net income            275,520        74,965      364,279       200,486

Retained earnings beginning of
  period            1,044,692       617,772      955,933       492,251
                   __________    __________   __________    __________
Retained earnings
  end of period   $ 1,320,212   $   692,737  $ 1,320,212   $   692,737
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .06   $       .02  $       .08   $       .04

Diluted earnings per
  common share    $       .06   $       .02  $       .08   $       .04

Weighted average number of
basic common shares
outstanding         4,492,602     4,485,780    4,489,573     4,484,030

Weighted average number of
diluted common shares
outstanding         4,598,281     4,567,637    4,595,252     4,565,887


The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                            2005                2004
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   364,279        $    200,486
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            276,843             325,541
  Loss on disposal of fixed assets               -               1,898
  Stock issued for compensation                  -              11,500

Changes in assets and liabilities:
  Accounts receivable trade               (136,842)            180,630
  Inventories                              610,068            (450,401)
  Prepaid expenses and other
    current assets                         (46,153)            (14,344)
  Note receivable                            5,000              (2,240)
  Other assets                               1,294                 532
  Accounts payable                          77,497              44,762
  Accrued expenses                         (47,213)            (13,708)
  Income taxes payable                    (194,046)            133,658
  Grape payables                          (163,504)           (155,421)
  Deferred rent liability                   16,493              11,395
  Deferred gain                            (16,048)            (12,492)
                                        __________          __________
Net cash provided by
  operating activities                     747,668             261,796
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (77,596)           (130,518)
  Vineyard development expenditures       (171,095)            (40,462)
                                        __________          __________
Net cash used in investing activities     (248,691)           (170,980)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (4,622)             (9,088)
  Net (decrease) increase in line of
    credit balance                      (1,097,772)            (96 109)
  Proceeds from stock options exercised     23,160               2,550
  Repayments of long-term debt            (181,423)           (133,974)
                                        __________          __________
Net cash used in
  financing activities                  (1,260,657)           (236,621)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                        (761,680)           (145,805)

Cash and cash equivalents:
  Beginning of period                      851,492             213,681
                                        __________          __________
  End of period                        $    89,812         $    67,876
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 2004, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 105,679 shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2005. Total potentially dilutive shares of 81,857 shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2004.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the three and six months ended June 30:

                  Three months ended June 30,  Six months ended June 30,
                      2005          2004         2005          2004
                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                   __________    __________   __________    __________
Net income,
  as reported     $   275,520   $    74,965  $   364,279   $   200,486
Add stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -             -            -        11,500

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects             (44,918)       (5,124)     (89,835)      (18,033)
                   __________    __________   __________    __________

Pro forma net
  income          $   230,602   $    69,841  $   274,444   $   193,953

Earnings per share:
  Basic -
    as reported   $      0.06   $      0.02  $      0.08   $      0.04
  Basic -
    pro forma     $      0.06   $      0.02  $      0.08   $      0.04

  Diluted -
    as reported   $      0.06   $      0.02  $      0.08   $      0.04
  Diluted -
    pro forma     $      0.05   $      0.02  $      0.06   $      0.04

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


During the three months ended June 30, 2005, the following transactions related to stock option exercise occurred:
                                          Exercise
                               Shares       price

  Stock Options Exercised       1,000     $ 2.75
                                4,000       1.7188
                                5,000       1.507
                                4,000       1.50


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          June 30,         December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    32,092         $   134,059
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,709,824           1,891,681
Finished goods (bottled wines            6,047,353           6,373,597
  and related products)                 __________          __________
                                         7,789,269           8,399,337

Less: amounts designated for distributor  (571,355)           (571,355)
                                        __________          __________

Current inventories                    $ 7,217,914         $ 7,827,982
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          June 30,         December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,694,551           4,647,272
Equipment                                3,835,392           3,805,075
                                        __________          __________
                                         9,299,587           9,221,991

Less accumulated depreciation           (5,196,959)         (4,967,465)
                                        __________          __________
                                       $ 4,102,628         $ 4,254,526
                                        ==========          ==========


5) SUBSEQUENT EVENTS:

In August 2005, the Company completed negotiations to immediately repay the distributor obligation incurred during 2001 when the Company entered into a distribution agreement with a national wine distributor group (the "distributor"), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine. The Company will refinance the distributor obligation with a new business loan agreement with Umpqua Bank which provides for borrowings of $1,500,000. The agreement calls for an interest rate of 6.01 percent, and 8 quarterly payments of $200,593 including principal and interest beginning in November of 2005. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. The borrowings are collateralized by the case goods inventory.


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

Overview

The Company achieved its highest performing Quarterly results in its history. Sales Revenue increased 67% and Net Income before taxes increased 268% for the three months ended June 30, 2005 as compared to the prior year period, and increased 49% and 82%, respectively, for the six months ended June 30, 2005 as compared to the prior year period. These increased sales allowed the Company to pay down its line of credit with Umpqua Bank by $1,130,580 resulting in reduced interest costs for the three and six months ended June 30, 2005 which are expected to continue in future periods. Earnings per share increased $0.04 for the three and six months ended June 30, 2005 to $0.06 and $0.08, respectively, compared to $0.02 and $0.04 for the comparable periods in 2004.

The primary reason for the increases in sales revenue and profitability during the three and six months ended June 30, 2005 was sales to out-of-state distributors, which increased 102% and 63% for the three and six months ended June 30, 2005 as compared to the respective prior year periods. We believe that a generally favorable business climate, heightened consumer awareness about Pinot Noir (the Company's flagship varietal) generated by the movie "Sideways," and the Company's sales programs are influencing these record sales. Depletions of the Company's wines from these distributors to their retail customers increased 62% and 52% during the three and six months ended June 30, 2005 as compared to the respective prior year periods - the highest percentage increase in terms of case volume ever experienced.

The Company continues to benefit from the national exposure provided by the airing of Rachael Ray's $40 a Day on the Food Network and PBS's Caprial and John's Kitchen, where the Company has been featured. The Company's wines continued to receive strong reviews. The '04 Pinot Gris received four gold medals in 2005 from the Long Beach Grand Cru Wine Awards, San Francisco International Wine Awards, L.A. County World of Wine Awards, and the Taster's Guild International Wine Awards. It received 89 points and is featured as one of the "Best Wines for Summer Sippin" in the August issue of Wine Enthusiast.

Our 2004 Whole Cluster Pinot Noir was described in the July 5, 2005 issue of The Oregonian, by writer Katherine Cole, as "lip-smacking strawberry, cranberry, raspberry preserves". Our Griffin Creek line continues to receive accolades as well with the 2002 Viognier winning a Best of Show at the Pacific Rim International Wine Competition, and Best of Class at L.A. County Fair World of Wines. The 2002 Lakeside Syrah received 91 points from Wine and Spirits magazine.

Revenues from Bacchus Fine Wines, the Company's wholesale wine distribution department, increased 53% in the three months ended June 30, 2005 compared to the same period in 2004 and 46% in the six months compared to the same period in 2004. Sales of Company produced products through Bacchus Fine Wines increased 25% and sales of products produced by other wineries increased 92% in the three months ended June 30, 2005 compared to the prior year period. For the six months ended June 30, 2005, such sales increased 16% and 106%, respectively, compared to the prior year period.

Retail revenues increased 39% and 20% in the three and six months, respectively, ended June 30, 2005 compared to the respective prior year periods due primarily to increased sales through the tasting room and higher direct sales made by the Company's key customer sales representatives.

Increased sales of Company produced products have reduced excess inventories and the Company is reviewing sales projections in order to plan appropriate inventory production. While there remains some inventory imbalances, management may increase wine production of Pinot noir in 2005 over the prior year, which may spread fixed production costs and improve the margins on future sales. The Company will purchase additional grapes and may need to make minimal investments in its production equipment to achieve the possible increase in wine production.

Despite the 80% increase in production of the 2004 Whole Cluster Pinot Noir over the prior vintage, management expects distributor orders to exceed the remaining supply before the '05 vintage is ready. Sales of Riesling are presently exceeding long term availability of Riesling wine grapes grown in the Willamette Valley Appellation, which will reduce revenues for this variety until new contracted plantings mature.

In August 2005, the Company completed negotiations to immediately repay the distributor obligation incurred during 2001 when the Company entered into a distribution agreement with a national wine distributor group (the "distributor"), whereby the distributor paid the Company $1,500,000 for a base amount of bottled. The Company will refinance the distributor obligation with a new business loan agreement with Umpqua Bank reducing financing costs by nearly 2 percent.



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   460,109   $   331,363  $   794,007   $   659,122
On-site and off-site
 festivals              2,112        11,766       48,113        61,735
In-state sales      1,789,147     1,171,162    3,025,939     2,072,989
Out-of-state sales  1,310,633       649,470    2,032,337     1,246,648
Bulk wine/
 Misc. sales           11,823         7,041      102,263        16,057
                   __________    __________   __________    __________
Total Revenue       3,573,824     2,170,802    6,002,659     4,056,551

Less Excise Taxes      61,325        66,988      115,082       109,111
                   __________    __________   __________    __________
Net Revenue       $ 3,512,499   $ 2,103,814  $ 5,887,577   $ 3,947,440
                   ==========    ==========   ==========    ==========

Tasting room and retail sales, and rental income for the three months ended June 30, 2005 increased 39% to $460,109 in 2005 compared to $331,363 for the comparable prior year period. For the six months ended June 30, 2005, tasting room and retail sales increased 20% to $794,007 compared to the prior year period. Tasting room and retail sales increased during the three and six months ended June 30, 2005 due primarily to increased customer traffic flows and higher purchases in the tasting room and increased key customer phone sales.

On-site and off-site festival sales for the three months ended June 30, 2005 decreased 81% to $2,112 compared to $11,766 for the comparable prior year period, and decreased 21% for the six months ended June 30, 2005 compared to the prior year period. These decreases are due primarily to the continuing focus away from on-site and off-site events, in favor of telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery, increased 53% to $1,789,147 in the three months ended June 30, 2005 compared to $1,171,162 for the comparable prior year period. Sales through the Company's independent sales force alone for the three months ended June 30, 2005 increased 48% to $1,402,955 compared to $949,675 for the comparable prior year period. The Company's direct instate sales to our largest customer increased 75% in the three months ended June 30, 2005 to $337,406 compared to $193,067 for the comparable prior year period. These increases are largely the result of the broader product lines presented through the development of Bacchus Fine Wines.

Out-of-state sales in the three months ended June 30, 2005 increased 102% to $1,310,633 compared to $649,470 for the comparable prior year period. During the six months ended June 30, 2005, sales increased 63% compared to the prior year period. The higher sales are a result of increased promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company's excise taxes decreased in the three months ended June 30, 2005 to $61,625 compared to $66,988 for the comparable prior year period, and increased to $115,082 for the six months ended June 30, 2005 compared to $109,111 for the comparable prior year period. This was due primarily to the Company's efforts to manage production levels to receive the full benefit of the federal small winery tax credit.


Gross Profit

Winery Operations

As a percentage of net revenue, gross profit decreased to 45% in the three months ended June 30, 2005 as compared to 50% in the comparable prior year period. As a percentage of net revenue, gross profit for the six months ended June 30, 2005 decreased to 45% as compared to 51% in the comparable prior year period. While the Company is continuing its focus on and improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company anticipates that net income will not follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $1,069,561 in the three months ended June 30, 2005 compared to $842,970 for the comparable prior year period. Selling, general and administrative expenses increased to $1,961,984 for the six months ended June 30, 2005 compared to $1,532,733 for the comparable prior year period. These increases are due primarily to higher fixed Oregon wholesale sales and delivery costs and increased shipping and fuel costs. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 30% for the three months ended June 30, 2005 as compared to 40% for the comparable prior year period, and to 33% for the six months ended June 30, 2005 as compared to 39% for the comparable prior year period, primarily as a result of increased revenues.


Interest Income, Other Income and Expense

Interest income decreased to $260 and $426 for the three and six months, respectively, ended June 30, 2005, compared to $1,346 and $2,548, respectively, for the comparable prior year periods. Interest expense decreased to $52,597 for the three months ended June 30, 2005 compared to $75,440 for the comparable prior year period, and $118,380 for the six months ended June 30, 2005 compared to $151,822 for the comparable prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                 Three months ended June 30,  Six months ended June 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________

Farm Credit interest
 rebate                     -             -       17,336        14,504
Miscellaneous rebates       -             -            -            34

                   __________    __________   __________    __________
Other income
 (expense)        $         -   $         -  $    17,336   $    14,538


Income Taxes

Income tax expense was $183,680 and $242,853, respectively, for the three and six months ended June 30, 2005, compared to $49,977 and $133,658, respectively, for the prior year periods due to the Company's net profit for the first three and six months in 2005. The Company's estimated tax rate for the three and six months ended June 30, 2005 and 2004 was 40 percent.

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital balance of $6.6 million and a current ratio of 4.34:1. At December 31, 2004, the Company had a working capital balance of $6.4 million and a current ratio of 2.87:1. The Company had a cash balance of $89,812 at June 30, 2005 compared to a cash balance of $851,492 at December 31, 2004. The substantial decrease in cash was primarily due to the pay down in the Company's line of credit.

Total cash provided by operating activities in the six months ended June 30, 2005 was $747,668 compared to $261,796 for the prior year period, primarily as an increase in net income and lower depreciation in the six months ended June 30, 2005 compared to the prior year period. Cash provided by operating activities in the six months ended June 30, 2005 consisted of net income of $364,279 plus depreciation of $276,843 plus changes in assets and liabilities and other non-cash charges of $106,546. Cash provided by operating activities in the six months ended June 30, 2004 consisted of net income of $200,486 plus depreciation of $325,541 less changes in assets and liabilities and other non-cash charges of $264,231.

Total cash used in investing activities in the six months ended June 30, 2005 was $248,691 compared to $170,980 in the prior year period. Cash used in investing activities consisted of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the six months ended June 30, 2005 was $1,260,657 compared to $236,621 in the prior year period. Cash used in financing activities primarily consisted of payments on the long term debt and the line of credit.

At June 30, 2005, the line of credit balance was $134,479, on maximum borrowing of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of June 30, 2005, the Company was in compliance with all of the financial covenants.

As of June 30, 2005, the Company had a total long-term debt balance of $2,408,521 owed primarily to Farm Credit Services. This debt was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At June 30, 2005, the Company owed $428,886 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: August 12, 2005  By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: August 12, 2005  By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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