Form 10QSB
period 2005-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2005-11-14
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

                                            [X] YES        [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of September 30, 2005 4,539,202 shares, no par value

Transitional Small Business Disclosure
                                            [ ] YES        [X] NO



                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1--Financial Statements

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Interim Unaudited Financial Statements

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3--Controls and Procedures

Part II - Other Information

Item 1--Exhibits

Item 5--Other Information

Signatures


PART 1                 FINANCIAL INFORMATION
ITEM 1                    Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                      September 30,        December 31,
                                            2005                2004
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $   500,812         $   851,492
  Accounts receivable trade, net         1,054,236             908,510
  Inventories                            7,229,781           7,827,982
  Prepaid expenses and other
  current assets                            65,395              53,059
  Deferred income taxes                    109,401             109,401
                                        __________          __________
Total current assets                     8,959,625           9,750,444

Vineyard development cost, net           1,593,132           1,482,348
Inventories                                      -             571,355
Property and equipment, net              4,095,568           4,254,526
Note receivable                                  -               5,000
Debt issuance costs, net                    37,198              42,561
Other assets                                80,509              82,315
                                        __________          __________
Total assets                           $14,766,032         $16,188,549
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $         -         $ 1,232,251
  Current portion of long term debt        507,957             257,957
  Accounts payable                         791,554             510,803
  Accrued expenses                         275,508             526,860
  Income taxes payable                     255,170             278,970
  Grapes payable                           351,824             592,390
                                        __________          __________
Total current liabilities                2,182,013           3,399,231

Long-term debt                           2,833,636           2,331,987
Distributor obligation                           -           1,500,000
Deferred rent liability                    156,524             131,785
Deferred gain                              450,238             474,309
Deferred income taxes                      212,975             212,975
                                        __________          __________
Total liabilities                        5,835,386           8,050,287
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,539,202 and 4,486,278
  shares issued and outstanding at September 30,
  2005 and December 31, 2004             7,292,188           7,182,329
Retained earnings                        1,638,458             955,933
                                        __________          __________
Total shareholders' equity               8,930,646           8,138,262
                                        __________          __________
Total liabilities and shareholders'
equity                                 $14,766,032         $16,188,549
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 3,609,228   $ 2,302,461  $ 9,394,542   $ 6,233,268
  Custom crush-facility lease-
    bulk revenue        8,828        10,146      111,090        26,203
                   __________    __________   __________    __________
Total net revenues  3,618,056     2,312,607    9,505,632     6,259,471

Cost of sales
  Case              1,944,787     1,166,551    5,106,703     3,112,378
  Bulk                      -             -       55,926             -
                   __________    __________   __________    __________
Total cost of sales 1,944,787     1,166,551    5,162,629     3,112,378

Gross profit        1,673,269     1,146,056    4,343,003     3,147,093

Selling, general and administrative
  expenses          1,085,852       871,511    3,047,836     2,403,668
                   __________    __________   __________    __________
Net operating
  income              587,417       274,545    1,295,167       743,425

Other income (expense)
  Interest income         349         1,216          775         3,764
  Interest expense    (57,355)      (81,285)    (175,735)     (233,107)
  Other income
    (expense)               -            10       17,336        14,548
                   __________    __________   __________    __________
Net income before
  income taxes        530,411       194,486    1,137,543       528,630

Income tax            212,165        77,794      455,018       211,452
                   __________    __________   __________    __________
Net income            318,246       116,692      682,525       317,178

Retained earnings beginning of
  period            1,320,212       692,737      955,933       492,251
                   __________    __________   __________    __________
Retained earnings
  end of period   $ 1,638,458   $   809,429  $ 1,638,458   $   809,429
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .07   $       .03  $       .15   $       .07

Diluted earnings per
  common share    $       .07   $       .03  $       .15   $       .07

Weighted average number of
basic common shares
outstanding         4,514,635     4,486,180    4,498,019     4,484,752

Weighted average number of
diluted common shares
outstanding         4,621,115     4,560,959    4,604,499     4,563,863


The accompanying notes are an integral part of this financial statement.


                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                        Nine months ended September 30,
                                            2005                2004
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   682,525        $    317,178
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            422,355             484,303
  Loss on disposal of fixed assets               -               1,898
  Stock issued for compensation              9,610              13,110

Changes in assets and liabilities:
  Accounts receivable trade               (145,726)             36,891
  Inventories                            1,169,556            (702,731)
  Prepaid expenses and other
    current assets                         (12,336)             16,508
  Note receivable                            5,000              (3,373)
  Other assets                               1,806             (26,364)
  Accounts payable                         280,751             (30,432)
  Accrued expenses                        (251,352)             93,307
  Income taxes payable                     (23,800)            211,452
  Grape payables                          (240,566)           (186,644)
  Deferred rent liability                   24,739              17,092
  Deferred gain                            (24,071)            (18,738)
                                        __________          __________
Net cash provided by
  operating activities                   1,898,491             223,457
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (193,101)           (226,010)
  Vineyard development expenditures       (171,095)            (40,462)
                                        __________          __________
Net cash used in investing activities     (364,196)           (266,472)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                       (4,622)             (9,088)
  Net (decrease) increase in line of
    credit balance                      (1,232,251)            125,844
  Proceeds from stock options exercised    100,249               2,550
  Repayments of distributor obligation  (1,500,000)                  -
  Issuance of long-term debt             1,500,000              28,923
  Repayments of long-term debt            (748,351)           (202,455)
                                        __________          __________
Net cash used in
  financing activities                  (1,884,975)            (54,226)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                        (350,680)            (97,241)

Cash and cash equivalents:
  Beginning of period                      851,492             213,681
                                        __________          __________
  End of period                        $   500,812         $   116,440
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement.


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States. he financial information as of December 31, 2004, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 106,480 shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2005. Total potentially dilutive shares of 74,779 and 79,111 shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2004, respectively.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the three and nine months ended September 30:


                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2005          2004         2005          2004
                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                   __________    __________   __________    __________
Net income,
  as reported     $   318,246   $   116,692  $   682,525   $   317,178
Add stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                   -         1,610            -        13,110

Deduct total stock based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects             (64,199)      (10,946)    (192,597)      (28,980)
                   __________    __________   __________    __________

Pro forma net
  income          $   254,047   $   107,356  $   489,928   $   301,308

Earnings per share:
  Basic -
    as reported   $      0.07   $      0.03  $      0.15   $      0.07
  Basic -
    pro forma     $      0.06   $      0.02  $      0.11   $      0.07

  Diluted -
    as reported   $      0.07   $      0.03  $      0.15   $      0.07
  Diluted -
    pro forma     $      0.05   $      0.02  $      0.11   $      0.07

For purposes of disclosure, the Black-Scholes option pricing model was used to calculate fair values for stock options granted. The estimated fair value of the options is amortized to expense over the options' vesting period.


During the three months ended September 30, 2005, the following transactions related to stock option exercise occurred:
                                          Exercise
                               Shares       price

  Stock Options Exercised       6,000     $ 3.62
                                6,714       3.00
                               23,485       1.50


3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                       September 30,       December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    31,907         $   134,059
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,383,045           1,891,681
Finished goods (bottled wines            5,814,829           6,373,597
  and related products)                 __________          __________
                                         7,229,781           8,399,337

Less: amounts designated for distributor         -            (571,355)
                                        __________          __________

Current inventories                    $ 7,229,781         $ 7,827,982
                                        ==========          ==========

In August 2005, the Company entered into a new business loan agreement with Umpqua Bank to borrow $1,500,000 to pay-off the distributor obligation. With the distributor obligation pay-off, the distributor released their lien against the inventory and the inventory amount designated for distributor was reclassified to current inventory.


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                       September 30,       December 31,
                                            2005                2004
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,696,058           4,647,272
Equipment                                3,949,390           3,805,075
                                        __________          __________
                                         9,415,092           9,221,991

Less accumulated depreciation           (5,319,524)         (4,967,465)
                                        __________          __________
                                       $ 4,095,568         $ 4,254,526
                                        ==========          ==========


5) DEBT

In August of 2005, the Company signed a new business loan agreement with Umpqua Bank to borrow $1,500,000 to pay-off the distributor obligation. The Umpqua Bank agreement calls for an interest rate of 6.01 percent, and 8 quarterly payments of $200,593 including principal and interest beginning in November of 2005. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. As of September 30, 2005, the Company was in compliance with all of the financial covenants. The borrowings are collateralized by the case goods inventory. As of September 30, 2005, the Company had paid $500,000 towards the principal balance of the Umpqua agreement leaving an outstanding balance of $1,000,000 included in the long-term debt balance.



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

Overview

The Company set a record with its Third Quarter earnings achieving its highest earnings since its inception - besting the Company's Second Quarter of 2005 reported three months ago which was, at that time, the winery's highest earning Quarter. Sales Revenue increased 56% and Net Income before taxes increased 173% for the three months ended September 30, 2005, as compared to the prior year period, and increased 52% and 115%, respectively, for the nine months ended September 30, 2005, as compared to the prior year period.

Management believes the strong sales are in part due to the Company's wine quality which Management believes is at its highest since beginning operations and the national exposure on the Food Network in Rachael Ray's "$40 a Day" and on PBS Chefs Caprial and John Pence in "Caprial and John's Kitchen". Articles and wine recommendations in national publications like the Wine Spectator, Wine Enthusiast, Food and Wine, People Magazine, Your Diet and Sunset magazine have also contributed. Management also believes the "Sideways" movie has been a significant factor. There have been follow-on effects. For example, the winery's '04 Pinot Gris was featured in the Wine Enthusiast Magazine cover story, "Best Wines for Summer Sippin", with Virginia Madsen, co-star of "Sideways". The winery ran a very successful consumer essay contest called
"Why I Love Oregon Pinot Noir" where the winning entrant won their own "Sideways" trip to Oregon wine country.

The Wine Spectator magazine coverage of the Willamette Valley Vineyards achieving the first federal approval of a wine label listing the antioxidant resveratrol content may also be a factor contributing to sales growth. The powerful antioxidant resveratrol is found in high amounts in Pinot Noir grapes grown in moist, cool climates according to Dr. Leroy Creasy of Cornell University.

In August 2005, the Company entered into a new business loan agreement with Umpqua Bank to borrow $1,500,000 to pay-off the Company's distributor obligation. The distributor obligation was incurred during 2001 when the Company entered into a distribution agreement with a national wine distributor group (the "distributor"), whereby the distributor paid the Company $1,500,000 for a base amount of bottled wine. The Umpqua Bank agreement calls for an interest rate of 6.01 percent, and 8 quarterly payments of $200,593 including principal and interest beginning in November of 2005. During September 2005, the Company used excess cash generated through sales to pay $500,000 towards the principle balance of the Umpqua agreement, leaving an outstanding balance of $1,000,000.

The Company used $1,942,963 of cash generated from net earnings and the reduction in wine inventories resulting from record sales to pay down the bank credit line and other financing in the first nine months of 2005. As a result, interest costs have dropped significantly compared to comparable prior year periods. Management plans to continue to use cash generated from operations to reduce short term financing balances to zero and maintain that posture into the future, to the extent possible.

Sales to out-of-state distributors continued to be the primary reason for the increases in sales revenue and profitability during the three and nine months ended September 30, 2005. Sales to out-of-state distributors increased 130% and 85%, respectively, for the three and nine months ended September 30, 2005 as compared to the respective prior year periods. The demand for certain varieties of wine has reduced inventories of those varieties, and the Company has placed those varieties on allocation with its distributors in order to address inventory constraints. The winery's flagship, Vintage Pinot Noir, has experienced the highest increase in orders, but there are no foreseen limitations on its availability at the present time.

Management is continuing to focus its efforts on making the brand Willamette Valley Vineyards the brand of choice for Pinot Noir under $20 a bottle retail or under $50 on a restaurant wine list. Management is strongly committed to the Pinot Noir grape variety and believes the Willamette Valley is one of the best places in the world to grow this variety.

Management believes Willamette Valley Vineyards is positioned to develop wine consumer support for its brand in this market segment. Management has made and will make some additional price increases to it offerings due in part to the higher costs of applying more hand labor in caring for the wine grapes at lower crop levels. Management believes this is necessary to maintain and continue to improve wine quality but also believes these price increases will not take its offerings out of its target market.

Revenues from the winery's Oregon Wholesale Department called Bacchus Fine Wines increased 37% in the three months and 42% in the nine months ended September 30, 2005 compared to the respective prior year periods.
Sales of Company produced products through Bacchus Fine Wines increased 31% and sales of products produced by other wineries increased 53% in the three months ended September 30, 2005 compared to the prior year period. For the nine months ended September 30, 2005, such sales increased 21% and 85%, respectively, compared to the prior year period.

Increased sales of Company produced products have reduced excess inventories and the Company is reviewing sales projections in order to plan appropriate future inventory production levels. In the past year, the Company has planted 25 acres of vines at its Forest Grove site and contracted on a long term basis for 90 acres of wine grapes. Management expects the Company's lack of inventory of certain varieties is likely to negatively impact the Company's operating performance for the Fourth Quarter of 2005.



RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   514,424   $   458,208  $ 1,308,431   $ 1,117,331
On-site and off-site
 festivals             17,504        15,702       65,617        76,861
In-state sales      1,751,116     1,282,737    4,777,055     3,355,725
Out-of-state sales  1,458,141       635,298    3,490,478     1,881,946
Bulk wine/
 Misc. sales            8,828        10,146      111,090        26,203
                   __________    __________   __________    __________
Total Revenue       3,750,013     2,402,091    9,752,671     6,458,066

Less Excise Taxes     131,957        89,484      247,039       198,595
                   __________    __________   __________    __________
Net Revenue       $ 3,618,056   $ 2,312,607  $ 9,505,632   $ 6,259,471
                   ==========    ==========   ==========    ==========

Net revenues for the three months ended September 30, 2005 increased $1,305,449, or 56%, over the corresponding period in the preceding year. This increase is due almost entirely to the increases in out-of-state sales, in-state sales, and tasting room sales and rental income.

Net revenues for the nine months ended September 30, 2005 increased $3,246,161, or 52% over the corresponding period in the preceding year. This increase is due almost entirely to the increases in out-of-state sales and in-state sales.

Tasting room sales and rental income for the three months ended September 30, 2005 increased $56,216, or 12%, compared to the corresponding prior year period. For the nine months ended September 30, 2005, tasting room sales increased $191,100, or 17%, compared to the prior year period. Tasting room sales increased during the three and nine months ended September 30, 2005 due primarily to increased customer traffic flows, increased purchases in the tasting room and increased key customer phone sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery increased $468,379, or 37%, in the three months ended September 30, 2005, compared to the corresponding prior year period. Sales through the Company's independent sales force alone for the three months ended September 30, 2005 increased $212,914, or 17%, over the comparable prior year period. The Company's direct instate sales to its largest customer increased $74,118, or 41%, in the three months ended September 30, 2005, over the comparable prior year period. These increases are largely the result of the broader product lines presented and increased product placements through the development of Bacchus Fine Wines.

Out-of-state sales in the three months ended September 30, 2005 increased $822,843, or 130%, over the comparable prior year period. During the nine months ended September 30, 2005, these sales increased $1,608,532, or 85%, over the comparable prior year period. The higher sales are primarily a result of promotional allowances offered to distributors by the Company that are resulting in higher depletions by the Company's distributors.

Excise taxes

The Company's excise taxes for the three and nine months ended September 30, 2005 increased 47% and 24%, respectively, as compared to the corresponding periods in the preceding year. This was due primarily to the increased sales in the three and nine months ended September 30, 2005 compared to the prior year periods, thereby increasing overall sales volumes and taxes calculated based on volume.


Gross Profit

Winery Operations

As a percentage of net revenue, gross profit decreased to 46% in the three months ended September 30, 2005, as compared to 50% in the comparable prior year period. As a percentage of net revenue, gross profit for the nine months ended September 30, 2005 decreased to 46% as compared to 50% in the comparable prior year period. While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that net income will follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and nine months ended September 30, 2005 increased 25% and 27%, respectively, compared to the corresponding prior year periods. These increases are due primarily to higher fixed Oregon wholesale sales and delivery costs and increased shipping and fuel costs. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 30% for the three months ended September 30, 2005, as compared to 38% for the comparable prior year period, and to 32% for the nine months ended September 30, 2005, as compared to 38% for the comparable prior year period, primarily as a result of increased revenues.


Interest Income, Other Income and Expense

Interest income decreased to $349 and $775 for the three and nine months, respectively, ended September 30, 2005, compared to $1,216 and $3,764, respectively, for the comparable prior year periods. Interest expense for the three and nine months ended September 30, 2005 decreased 29% and 25%, respectively, compared to the corresponding prior year periods. Interest costs were lower primarily due to less debt outstanding during the period.

The Company's other income is summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2005          2004         2005          2004
                   __________    __________   __________    __________

Farm Credit interest
 rebate                     -             -       17,336        14,504
Miscellaneous rebates       -            10            -            44

                   __________    __________   __________    __________
Other income
 (expense)        $         -   $        10  $    17,336   $    14,548


Income Taxes

Income tax expense was $212,165 and $455,018, respectively, for the three and nine months ended September 30, 2005, compared to $77,794 and $211,452, respectively, for the prior year periods due to the Company's net profit for the first three and nine months in 2005. The Company's estimated tax rate for the three and nine months ended September 30, 2005 and 2004 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, the Company's reported net income for the nine months ended September 30, 2005 was $682,525, or $0.15 per diluted share, compared to net income of $317,178, or $0.07 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At September 30, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.11:1. At December 31, 2004, the Company had a working capital balance of $6.4 million and a current ratio of 2.87:1. The Company had a cash balance of $500,812 at September 30, 2005 compared to a cash balance of $851,492 at December 31, 2004. The decrease in cash was primarily due to the pay down in the Company's line of credit and distributor obligation.

Total cash provided by operating activities in the nine months ended September 30, 2005 was $1,898,491, compared to $223,457 for the prior year period, primarily as an increase in net income, conversion of inventory to cash through sales, and lower depreciation in the nine months ended September 30, 2005 compared to the prior year period. Cash provided by operating activities in the nine months ended September 30, 2005 consisted of net income of $682,525, plus depreciation of $422,355, plus changes in assets and liabilities and other non-cash charges of $793,611. Cash provided by operating activities in the nine months ended September 30, 2004 consisted of net income of $317,178, plus depreciation of $484,303, less changes in assets and liabilities and other non-cash charges of $578,024.

Total cash used in investing activities in the nine months ended September 30, 2005 was $364,196, compared to $266,472 in the prior year period. Cash used in investing activities consisted of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the nine months ended September 30, 2005 was $1,884,975, compared to $54,226 in the prior year period. Cash used in financing activities primarily consisted of payments on the long term debt, the line of credit, and the distributor obligation.

At September 30, 2005, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of September 30, 2005, the Company was in compliance with all of the financial covenants.

As of September 30, 2005, the Company had a total long-term debt balance of $3,341,593 owed primarily to Farm Credit Services and Umpqua Bank. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. In August of 2005, the Company signed a new business loan agreement with Umpqua Bank to borrow $1,500,000 to pay-off the distributor obligation. The Umpqua Bank agreement calls for an interest rate of 6.01 percent, and 8 quarterly payments of $200,593 including principal and interest beginning in November of 2005. The agreement also contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage. As of September 30, 2005, the Company was in compliance with all of the financial covenants. The borrowings are collateralized by the case goods inventory. As of September 30, 2005, the Company had paid $500,000 towards the principle balance of the Umpqua agreement leaving an outstanding balance of $1,000,000 included in the long-term debt balance.

At September 30, 2005, the Company owed $351,824 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.


ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


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


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: November 14, 2005  By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: November 14, 2005  By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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