Form 10KSB
period 2005-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2006-03-31
CIK 838875

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2005

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                             (Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [X] NO [ ]

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

Issuer's revenues for its most recent fiscal year:    $13,667,869

Aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the closing bid price of such stock as of March 31, 2006:
$31,689,374

Number of shares of Common Stock outstanding as of March 31, 2006: 4,660,202

DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format:     YES [ ] No [X]


ITEM 1.     DESCRIPTION OF BUSINESS.

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, where the Company's Turner Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon. The Company's wines are made from grapes grown at its vineyards (the "Vineyards") and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's Turner winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 120 acres near Forrest Grove, Oregon, and leases an additional 105 acres of vineyard land at the Forest Grove location.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship and its largest selling varietal in 2005, $15 to $50 per bottle; Chardonnay, $14 to $25 per bottle; Pinot Gris, $14 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 per bottle (all bottle prices included herein are the suggested retail prices). The Company's mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog
(a seasonal holiday product), $10 per bottle, and Edelweiss, $10 per bottle, under a "Made in Oregon Cellars" label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship, $28 per bottle; Chardonnay, $17 per bottle; Semi-Sparkling Muscat, $16 per bottle. The Company's mission for this brand is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

Under its Griffin Creek label, a joint effort between the Company and Quail Run Vineyards, the Company produces and sells the following types of wine in 750 ml bottles: Merlot, the brand's flagship, $30 per bottle; Syrah, $35 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $30 per bottle; The Griffin (a Bordeaux blend), $60 per bottle; Pinot Gris, $18 per bottle; Viognier, $25 per bottle; and Pinot Noir, $25 per bottle. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

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

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By 2005 there were 303 commercial wineries licensed in Oregon and over 14,100 acres of wine grape vineyards, 11,800 acres of which are currently producing. Total production of Oregon wines in 2005 is estimated to be approximately 1.5 million cases. Oregon's entire 2005 production has an estimated retail value of approximately $295.6 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $147.8 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon's Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon does have certain disadvantages as a new wine-producing region. Oregon's wines are relatively little known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon's competitors certain financial, marketing, distribution and unit cost advantages.

Furthermore, Oregon's Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year's wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon.
Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2005, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are on and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site. Also phylloxera is active at the Belle Provenance Vineyard for which the Company has a 10-year lease. Any planting, training, and care of new plants at the Belle Provenance Vineyard will be the responsibility of the landowner under the terms of the lease, not at the expense of the Company.

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

Based upon several highly regarded surveys of the US wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location, successful self-distribution, and life long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the crushing, pressing and fermentation of wine grapes.

The Company's marketing and selling strategy is to sell its premium, super premium and ultra premium cork-finished-wine through a combination of
(i) direct sales at the Winery, (ii) self-distribution to local and regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible.

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

The Property. The Company's estate vineyard at the Turner site currently has 48 acres planted and producing, with 24 acres of Pinot Noir and 24 acres of Pinot Gris and Chardonnay. The oldest grapevines were planted in 1985, with additional grapevines planted in 1992, 1993, and 1999. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors. We estimate these vines will continue to produce for another 35 years under conditions known today.

The Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should increase production and improve grape quality over traditional designs.

Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adopted to the warmer climate over the many years it was grown there.

These new French clones are called "Dijon clones" after the University of Dijon in Burgundy, which assisted in their selection and shipment to a US government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667 and 777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot Noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self rooted, non-disease resistant vines at the Company's Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot Noir into Oregon also arranged by the University of Dijon, and were planted at the Company's Estate Vineyard on disease resistant rootstock.

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leaseback of a portion of the property in December 1999) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir.

Also in 1997, the Company entered into a 10-year lease with O'Connor Vineyards, now known as Belle Provenance, (53 acres) located near Salem to manage and obtain the supply of grapes from Belle Provenance Vineyards. In 2005, the Company informed Belle Provenance Vineyards that the Company will terminate the current lease at the end of the initial 10-year term.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate.

Grape Supply. In 2005, the Company's 48 acres of producing estate vineyard yielded approximately 129 tons of grapes for the Winery's fifteenth crush. Tualatin Vineyards produced 539 tons of grapes in 2005. Belle Provenance Vineyards produced 177 tons of grapes in 2005. In 2005, the Company purchased an additional 277 tons of grapes from other growers. The Winery's 2005 total wine production was 171,889 gallons (72,297 cases) from its 2004 and 2005 crushes. The Company expects to produce 175,000 gallons in 2006 (73,600 cases) from its 2005 crush. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into grape purchase contracts with certain directors or their respective affiliates of the Company.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot Gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. This new long-term grape purchase agreement will increase the Company's supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company's requirements. The grapes grown on the Company's vineyards establish a foundation of quality, through the Company's farming practices, upon which the quality of the Company's wines is built. In addition, wine produced from grapes grown in the Company's own vineyards may be labeled as "Estate Bottled" wines. These wines traditionally sell at a premium over non-estate bottled wines.

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

The Vineyard's soil type is Jory/Nekia, a dark, reddish-brown, silky clay loam over basalt bedrock, noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard. However, if the need should arise, the Company's property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions.


Winery

Wine Production Facility. The Company's Winery and production facilities are capable of producing up to 104,000 cases (247,000 gallons) of wine per year, depending on the type of wine produced. In 2005, the Winery produced 171,889 gallons (72,297 cases) from its 2003 and 2004 crushes. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings. The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle. As designed, a removable fabric top can cover the quadrangle, making it an all-weather outdoor facility to promote sale of the Company's wines through outdoor festivals and social events.

The Company believes the Hospitality Center and the park and quadrangle make the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company's ability to sell its wines.

Mortgages on Properties. The Company's winery facilities are subject to two mortgages with a principal balance of $2,269,865 at December 31, 2005. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $454,000 annually through 2012. After 2012, the Company's monthly aggregate mortgage payments including interest will be approximately $92,000 annually until the year 2014. The mortgage on the Turner site had a principal balance of $1,723,320 on December 31, 2005. The mortgage on the Tualatin Valley property, issued in April 1997 to fund the acquisition of the property and development of its vineyard, had a principal balance of $546,545 on December 31, 2005.

Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company's recent annual grape harvest and wine production is as follows:

             Tons of
             Grapes      Production               Cases
Crush Year   Crushed        Year                 Produced

2001         1859           2001                  85,554
2002         1091           2002                 110,063
2003          917           2003                  92,208
2004          994           2004                  73,212
2005         1132           2005                  72,297


Sales and Distribution

Marketing Strategy. The Company markets and sells its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon, directly through mailing lists, and through distributors and wine brokers selling in specific targeted areas outside of the state of Oregon. As the Company has increased production volumes and achieved greater brand recognition, sales to other domestic markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

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

The Company holds four major festivals and events at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given. Numerous private parties, wedding receptions and political and other events are also held at the Winery.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2005, direct sales contributed approximately 17% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution system, called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program. Company-provided trucks and delivery drivers support several of these sales representatives. The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 1,200 restaurant and retail accounts established as of December 31, 2005.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast and southern Oregon. For 2005, approximately 53% of the Company's net revenues were attributable to self-distribution.

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

On March 8, 2006 the Company terminated an incentive distribution agreement with a national wine distributor group (the "distributor") with fourteen affiliated distributors. Under the agreement, the Company had agreed to pay the distributor incentive compensation if certain sales goals were met over a five year period. The Company terminated the agreement because the distributors did not reach these goals in every year since the agreement's inception. Following the termination, the Company has continued to do business with the distributors on terms and conditions generally available to all of the Company's distributors.

Tourists. Oregon wineries are experiencing an increase in on-site visits by consumers. In California, visiting wineries is a very popular leisure time activity. Wineries in Washington are also experiencing strong interest from tourists. Chateau Ste. Michelle, located near Woodinville, Washington, for example attracts approximately 200,000 visitors per year.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is located less than one mile from The Enchanted Forest, which operates from March 15 to September 30 each year and attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received "Excellent" to "Recommended" reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers' and restaurants' demand and the Company believes that its current level of production is adequate to meet that demand for the foreseeable future. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.


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


Employees

As of December 31, 2005 the Company had 80 full-time employees and 6 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2005.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Capital Market (formerly known as the NASDAQ Small Cap Market) under the symbol "WVVI." As of December 31, 2005, there were 3,029 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the Capital Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/05        6/30/05       9/30/05        12/31/05
High        $3.45          $4.53         $5.46           $8.92
Low         $2.74          $3.11         $3.49           $4.44

Quarter Ended

           3/31/04        6/30/04       9/30/04        12/31/04
High        $2.52          $2.54         $2.50           $3.98
Low         $2.00          $2.07         $1.87           $2.06

The Company has not paid any dividends on the Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to grow the distribution of its brands, improve quality and reduce debt.

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

Equity compensation
plans approved by     609,500               $3.57               107,801
security holders

Equity compensation
plans not approved         -                $  -                     -
by security holders

Total                 609,500               $3.57               107,801



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

The Company pays depletion allowances to the Company's distributors based on their sales to their customers. The Company sets these allowances on a monthly basis and the Company's distributors bill them back on a monthly basis. All depletion expenses associated with a given month are expensed in that month as a reduction of revenues. The Company also pays a sample allowance to some of the Company's distributors in the form of a 1.5% discount applied to invoices for product sold to the Company's distributors. The expenses for samples are expensed at the time of sale in the selling, general and administrative expense. The Company's distributors use the allowance to sample product to prospective customers.

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


OVERVIEW

RESULTS OF OPERATIONS

The winery's flagship varietal, Pinot Noir, led sales with an increase of 98%, from 24,550 cases in 2004, to 49,677 cases of the total 110,000 cases of Willamette Valley Vineyards produced wines sold in 2005. Sales revenue increased 46% and net income increased 149% for the year ended December 31, 2005, as compared to the prior year period. Sales revenue increased primarily due to strong sales of the core product offerings to our out-of-state distributors and through the Oregon Wholesale Department, called Bacchus Fine Wines, to Oregon restaurant and retail outlets.

Out-of-state distributor sales revenue increased 78% for the year ended December 31, 2005 as compared to the prior year period. A 59% increase in the distributor's depletions (sales from the distributors to their customers) was the driving force behind the increase in out-of-state sales revenues. The continued demand of certain products has prompted the Company to make careful, upward adjustments in prices as new vintages are released, and place those products on allocation with its distributors in order to address inventory constraints.

Sales revenue through the Company's wholesale sales force and through direct sales from the winery to retail licensees in the state of Oregon increased 38% for the year ended December 31, 2005 as compared to the prior year period, primarily due to the growth of distributed wine brands. Revenue from sales of Company produced products through Bacchus Fine Wines increased 22% for the year ended December 31, 2005 as compared to the prior year period, also contributing to the revenue growth.

The Company used $3,052,330 of cash generated from net earnings and the reduction in wine inventories resulting from record sales to reduce the amount owed under the bank credit line, the distributor obligation and other financing in 2005. As a result, interest costs have dropped significantly compared to comparable prior year periods. The Company plans to continue to use cash generated from operations to maintain short term financing balances at zero into the future, to the extent possible.

The Company has instituted a 401(k) Profit Sharing Plan for 2006 as an incentive to long-term employee retention and development with a portion of the interest savings as a result of the reduction of debt. The Company will make a safe harbor contribution of 100% of what employees contribute up to 4% of their annual pay.

Increased sales of Company produced products have reduced inventory levels and the Company is reviewing sales projections in order to plan appropriate future inventory production levels. In the past year, the Company planted an additional 25 acres of vines at its Forest Grove site, bringing the planted acreage controlled by the Company to over 250 acres, and contracted on a long term basis for 90 new acres of wine grapes. The Company expects the shortage of inventory of certain products is likely to constrain the Company's operating performance during 2006.

In 1997, the Company entered into a 10-year lease with O'Connor Vineyards, now known as Belle Provenance, (53 acres) located near Salem to manage and obtain the supply of grapes from Belle Provenance Vineyards. In 2005, the Company informed Belle Provenance Vineyards that the Company will terminate the current lease at the end of the initial 10-year term, after the 2006 harvest.

Wine Quality

The quality of the Company's wines continues to attract national attention. Winery Founder and President Jim Bernau attributes much of the record sales to a national interest in the variety Pinot Noir resulting from the movie "Sideways". The winery staff conducted a national essay contest promoted through its distributors, retailers and website where contestants submitted short essays entitled "Why I Love Oregon Pinot Noir" to win their own "Sideways" trip to Oregon Wine Country. The "$40 a Day" Food Network show featuring chef Rachael Ray's visit to the winery aired a number of times in 2005, increasing wine consumer awareness of Willamette Valley Vineyards wines as did the nationally broadcast cellar visit of Public Broadcasting's "Caprial and John's Kitchen". Results in the fourth quarter of 2005 were influenced by our Willamette Valley Vineyards Pinot Noir being included in Wine.com's national holiday promotion as well as East Coast wine retailer Stew Leonard's holiday catalog. Also in the fourth quarter of 2005, Consumer Reports magazine listed our Pinot Gris as a "Best Buy" in its holiday catalog and The San Francisco Chronicle named this wine among its Top 100 for the year.

Sales

Finished wine revenues increased 30% in the year ended December 31, 2005 as compared to the previous year. Unit sales (6 and 12 bottle cases) increased 30% from the previous year. Case sales from the Winery increased to 110,000 cases in the year ended December 31, 2005 from 84,449 cases in 2004 for product produced by the Company. The Company continued to experience increased unit sales for products other than its own through Bacchus Fine Wines, from 13,782 cases in 2004 to 27,217 cases in 2005. The Company's distributors experienced a collective increase of 59% in sales of Company products to their retail customers in 2005.

Wine Inventory

Inventories of wines produced by the Company continued to decrease in 2005 from their peak in 2002. The Company has held wine production below sales rates for the past several years to bring inventories into balance. The Company believes the fixed costs per unit of production will reduce when production volumes increase. Total finished wine inventory decreased to 134,123 cases in 2005 from 137,399 the previous year due to the sale of the Company's products, and offset by the continued purchasing of other wines for resale by Bacchus Fine Wines. There are many factors that will affect the Company's successful marketing of these wines, including whether the wines maintain their quality through the time they are sold and consumed, whether consumers will continue to enjoy these varieties and to be willing to pay higher prices for these wines, whether increased supply of these types of wines from the Company and other sources will put downward pressure on prices, as well as other factors, many of which management cannot control. In addition, factors that affect the Company's ability to operate profitably and implement the sales and marketing strategy may affect the successful marketing of these wines. Management believes if these factors are successfully addressed, the Company can profitably market these wines.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2006. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.


The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2005 Quarter Ended  Fiscal 2004 Quarter Ended
                     (in thousands)          (in thousands)
                  3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
Tasting room and
retail sales    $  334 $  460 $  514  $  535 $  328 $  331 $  458  $  482
On-site and off-site
festivals           46      2     18       8     50     12     16      10
In-state sales   1,237  1,789  1,751   2,298    902  1,171  1,283   1,783
Bulk/Grape sales    90     12      9      10      9      7     10      21
Out-of-state
sales              722  1,311  1,458   1,446    597    650    635     896
Total winery
revenues        $2,429 $3,574 $3,750  $4,297 $1,886 $2,171 $2,402  $3,192


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                     2005         2004

Tasting room and retail sales     $ 1,843      $ 1,599
On-site and off-site festivals         74           88
In-state sales                      7,075        5,139
Bulk /Grape Sales                     121           47
Out-of-state sales                  4,937        2,778
Revenues from winery operations   $14,050      $ 9,651

Less Excise Taxes                     382          264

Net  Revenue                      $13,668      $ 9,387


2005 Compared to 2004

Tasting room and retail sales for the year ended December 31, 2005 increased $243,403, or 15%, as compared to the corresponding prior year period. Tasting room sales increased during the year ended December 31, 2005, due primarily to increased customer traffic flows at the Company's winery tasting room, a 13% increase in purchases in the tasting room and a 36% increase in key customer phone sales. The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department. The Company experienced a decrease in revenue during 2005 in on-site and off-site festivals revenue of 16%, or $13,763 as compared to the same period in 2004. This decrease is due primarily to the continuing focus away from on-site and off-site events, and towards telephone, mail order and retail sales.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery increased $1,936,110, or 38%, in the year ended December 31, 2005, as compared to the corresponding prior year period. Sales through the Company's independent sales force alone for the year ended December 31, 2005 increased $1,605,925, or 38%, as compared to the prior year period. The Company's direct instate sales to its largest customer increased $311,931, or 42%, in the year ended December 31, 2005, as compared to the prior year period. These increases are largely the result of the broader product lines presented and increased product placements through the development of Bacchus Fine Wines.

Out-of-state sales in the year ended December 31, 2005 increased $2,158,981, or 78%, as compared to the prior year period. The increased sales are primarily a result of promotional allowances offered to distributors by the Company that are resulting in increased depletions by the Company's distributors. Depletions of wine through the Company's distributors to their customers increased in the year ended December 31, 2005 by 58%, to 47,783 cases, from 30,227 cases in the prior year period. The Pinot Noir variety led sales in 2005.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company's excise taxes for the year ended December 31, 2005 increased 45% as compared to the prior year period. This was due primarily to the increased sales in the year ended December 31, 2005 as compared to the prior year period, thereby increasing overall sales volumes and taxes calculated based on volume. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit decreased to 47% in the year ended December 31, 2005, from 49% in the prior year period. While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that net income will follow that trend.

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2005 and 2004, approximately $79,000 and $77,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2005 increased 23% compared to the prior year period. This increase is due primarily to higher fixed Oregon wholesale sales and delivery costs and increased shipping and fuel costs. As a percentage of net revenue from winery operations, however, selling, general and administrative expenses decreased to 32% for the year ended December 31, 2005, as compared to 38% for the prior year period, primarily as a result of increased revenues.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2005          2004
                                              __________    __________

Miscellaneous rebates                        $         -   $        44
Gain on Tualatin
 land sale                                             -        76,003
Farm Credit interest
 rebate                                           17,336        14,504
Insurance settlement for
 Vehicle loss                                $         -   $     7,296
                                              __________    __________
Other income
 (expense)                                   $    17,336   $    97,847


Interest expense decreased 23% or $71,105 in the year ended December31, 2005 as compared to the prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The provision for income taxes and the Company's effective tax rate were $628,261 and 35% of pre-tax income in the year ended December 31, 2005 with $345,476 or 43% of pre-tax income recorded for the prior year period.

As a result of the above factors, net income increased to $1,156,939 in the year ended December 31, 2005 from $463,682 for the prior year period. Earnings per share were $0.26 and $0.10, in the years ended December 31, 2005 and 2004, respectively.


Liquidity and Capital Resources

At December 31, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.00:1. At December 31, 2004, the Company had a working capital balance of $6.4 million and a current ratio of 2.87:1. The Company had a cash balance of $415,591 at December 31, 2005 compared to a cash balance of $851,492 at December 31, 2004. The decrease in cash was primarily due to the reduction in the Company's line of credit and distributor obligation.

Total cash provided by operating activities in the year ended December 31, 2005 was $2,570,841, compared to $644,569 for the prior year period, primarily as a result of an increase in net income, which was substantially attributable to the conversion of inventory to cash through sales in the year ended December 31, 2005 compared to the prior year period.

Total cash used in investing activities in the year ended December 31, 2005 was $371,073, compared to $244,590 in the prior year period. Cash used in investing activities consisted of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the year ended December 31, 2005 was $2,635,669, compared to $251,348 in the prior year period. Cash used in financing activities primarily consisted of payments on the long term debt, the line of credit, and the distributor obligation.

At December 31, 2005, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of December 31, 2005, the Company was in compliance with all of the financial covenants.

As of December 31, 2005, the Company had a total long-term debt balance of $2,269,865 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards. In August of 2005, the Company signed a new business loan agreement with Umpqua Bank to borrow $1,500,000 to pay-off the distributor obligation. As of December 31, 2005, the Company had repaid the entire principle balance of the Umpqua agreement, leaving no outstanding balance included in the long-term debt balance.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.

The Company's contractual obligations as of December 31, 2005 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

                                     Payments Due by Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Long-term debt and
 capital lease
 obligations      $ 2,269,865 $   283,334 $   637,724 $   745,752 $   603,055
Grape Payables        471,873     275,772     128,034      68,067           -
Operating Leases    2,745,404     218,992     336,569     367,785   1,822,058
                   __________  __________  __________  __________  __________
Total Contractual
 Obligations      $ 5,487,142 $   778,098 $ 1,102,327 $ 1,181,604 $ 2,425,113
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

We May Not Be Able to Grow or Acquire Enough Quality Fruit for Our Wines

The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from a combination of our own production and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs.

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



ITEM 7.     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheet of Willamette Valley Vineyards, Inc., as of December 31, 2005, and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc., as of December 31, 2005, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California
March 29, 2006


Willamette Valley Vineyards, Inc.
Balance Sheet
                                              December 31,
                                                  2005
         ASSETS
Current assets:
  Cash and cash equivalents                  $    415,591
  Accounts receivable, net (Note 2)             1,568,255
  Inventories (Note 3)                          6,950,993
  Prepaid expenses and other current assets        22,561
  Deferred income taxes (Note 9)                   91,000
                                               -----------
    Total current assets                        9,048,400

Vineyard development costs, net                 1,526,073
Property and equipment, net (Note 4)            4,037,160
Debt issuance costs                                35,410
Other assets                                       80,071
                                               -----------
                                             $ 14,727,114
                                               ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $         -
  Current portion of long-term debt (Note 6)      283,334
  Accounts payable                                811,141
  Accrued expenses                                348,169
  Income taxes payable                            344,987
  Grape payables                                  471,873
                                               -----------
    Total current liabilities                   2,259,504

Long-term debt (Note 6)                         1,986,531
Distributor obligation (Note 12)                       -
Deferred rent liability                           164,771
Deferred gain (Note 11)                           442,214
Deferred income taxes (Note 9)                    148,000
                                               -----------
Total liabilities                               5,001,020
                                               -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,660,202 issued and
    outstanding at December 31, 2005            7,613,222
  Retained earnings                             2,112,872
                                               -----------
Total shareholders' equity                      9,726,094
                                               -----------
                                             $ 14,727,114
                                               ___________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2005 and 2004
                                            2005         2004

Net revenues                            $13,667,869  $ 9,387,141
Cost of goods sold                        7,282,112    4,806,326
                                        ------------ ------------
    Gross margin                          6,385,757    4,580,815

Selling, general and
  administrative expenses                 4,385,354    3,569,296
                                        ------------ ------------
    Income from operations                2,000,403    1,011,519
                                        ------------ ------------
Other income (expenses):
  Interest income                             1,197        4,633
  Interest expense                         (233,736)    (304,841)
  Other income                               17,336       97,847
                                        ------------ ------------
                                           (215,203)    (202,361)
                                        ------------ ------------

    Income before income taxes            1,785,200      809,158

Income tax provision (Note 9)               628,261      345,476
                                        ------------ ------------

Net income                              $ 1,156,939  $   463,682
                                        ____________ ____________

Basic net income
  per common share                      $      0.26  $      0.10
                                        ____________ ____________
Diluted net income
  per common share                      $      0.25  $      0.10
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2005 and 2004

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ----------- -----------

Balances at December 31, 2003  4,479,478    7,167,589     492,251    7,659,840

Stock issuance for compensation    5,300       12,190          -        12,190

Common stock issued and
  options exercised                1,500        2,550          -         2,550

Net income                            -            -      463,682      463,682
                              ----------- ------------ ----------- -----------
Balances at December 31, 2004  4,486,278  $ 7,182,329  $  955,933  $ 8,138,262

Stock issuance for compensation    2,725        9,610          -         9,610

Common stock issued and
  options exercised              171,199      421,283          -       421,283

Net income                            -            -    1,156,939    1,156,939
                              ----------- ------------ ----------- -----------
Balances at December 31, 2005  4,660,202  $ 7,613,222  $2,112,872  $ 9,726,094
                              ___________ ____________ ___________ ___________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004
                                            2005         2004
Cash flows from operating activities:
  Net income                             $1,156,939   $  463,682
  Reconciliation of net income
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization         556,487      636,889
      Gain on disposal of fixed assets            -      (81,401)
      Loss on disposal of vines                   -       31,063
      Deferred income taxes                 (46,574)     (17,388)
      Bad debt expense                       16,066            -
      Stock issued for compensation           9,610       12,190
      Changes in assets and liabilities:
        Accounts receivable                (675,811)    (111,674)
        Inventories                       1,448,344     (511,545)
        Prepaid expenses and
          other current assets               30,498       (6,494)
        Note receivable                       5,000       61,134
        Other assets                          2,244      (28,803)
        Accounts payable                    300,338     (241,416)
        Accrued expenses                   (178,691)      55,419
        Income taxes receivable/payable      66,017      362,881
        Grape payables                     (120,517)     (77,324)
        Deferred rent liability              32,986       22,790
        Deferred gain                       (32,095)      74,566
                                        ------------ ------------
    Net cash provided by
      operating activities                2,570,841      644,569
                                        ------------ ------------
Cash flows from investing activities:
  Additions to property and equipment      (248,030)    (292,510)
  Vineyard development expenditures        (123,043)    (102,532)
  Proceeds on sale of fixed assets                -      693,632
                                        ------------ ------------
    Net cash provided by (used for)
      investing activities                 (371,073)     244,590
                                        ------------ ------------
Cash flows from financing activities:
  Debt issuance costs                        (4,622)      (2,178)
  Net increase (decrease) in line of
    credit balance                       (1,232,251)     101,735
  Proceeds from and stock
    options exercised                       421,283        2,550
  Repayments of distributor obligation   (1,500,000)           -
  Issuance of long-term debt              1,500,000       28,923
  Repayments of long-term debt           (1,820,079)    (382,378)
                                        ------------ ------------
    Net cash used for
      financing activities               (2,635,669)    (251,348)
                                        ------------ ------------
Net (decrease) increase in cash
  and cash equivalents                     (435,901)     637,811

Cash and cash equivalents:
  Beginning of year                         851,492      213,681
                                        ------------ ------------
  End of year                           $   415,591  $   851,492
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Notes to Financial Statements

1.	Summary of Operations, Basis of Presentation and Significant
Accounting Policies

Organization and Operations
Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling. In 2005 and 2004 no one customer represented more than 10% of revenues. Sales in Oregon through the Company's independent sales force and through direct sales from the winery represented approximately 50% and 53% respectively, of revenues for 2005 and 2004. Out-of-state sales represented approximately 35% and 29% respectively, of revenues for 2005 and 2004. Foreign sales represent less than 1% of total sales. The Company also sells its wine through the tasting room at its winery.

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

Concentration of risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

Financial instruments that potentially subject the Company to credit risk are accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

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

                    Carrying        Fair
                      Value        Value
                   __________    __________
Northwest Farm
  Credit Services $ 2,269,865   $ 2,301,546


Other Comprehensive Income
The nature of the Company's business and related transactions do not give rise to other comprehensive income.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Inventories
After a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $566,591 and $487,273 at December 31, 2005 and 2004, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2005 and 2004 approximately $79,000 and $77,000 respectively, were amortized into inventory costs.


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

Debt Issuance Costs
Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2005 and 2004, amortization of debt issuance costs was approximately $12,000 and $22,000 respectively.

Income Taxes
The Company accounts for income taxes using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

Deferred Rent Liability
The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2005 and 2004, rent costs recognized in excess of amounts paid totaled $32,985 and $22,790, respectively.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2005 and 2004, advertising costs incurred were approximately $23,000 and $19,500 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2005 and 2004, these costs, which are included in selling, general and administrative expenses, totaled approximately $64,000 and $43,000 respectively.

Shipping and Handling Costs
Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2005 and 2004, such costs totaled approximately $416,000 and $269,000 respectively. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes
The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2005 and 2004, excise taxes incurred were approximately $382,000 and $264,000 respectively.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated as follows for the year ended December 31 (Note 8 for certain assumptions with respect to this computation):
                                             2005         2004

Net income, as reported                $ 1,156,939  $   463,682
Add: Stock-based compensation expense
  included in reported net income,
  net of tax                                              7,314

Deduct: Total stock-based employee
  compensation expense under fair value
  based method for all awards,
  net of tax                              (675,854)     (45,771)
                                        ------------ ------------

Pro Forma net income (loss)            $   481,085  $   425,225
                                        ____________ ____________

Earnings per share:
  Basic - as reported                  $      0.26  $      0.10
  Basic - pro forma                           0.11         0.09

  Diluted - as reported                       0.25         0.10
  Diluted - pro forma                         0.10         0.09

On December 16, 2005, the FASB finalized FAS 123R "Share-Based Payment," which will be effective for the first interim or annual reporting periods beginning after December 15, 2005. The new standard will require the Company to record compensation expense for stock options using a fair value method. On
March 29, 2005, the SEC issued SAB 107, which provides the Staff's views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

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

On December 12, 2005 the Board of Directors of Willamette Valley Vineyards, Inc. approved the accelerated vesting (the "Acceleration") of unvested stock options to purchase 130,750 shares of common stock previously granted to employees and officers under the Company's 1992 Stock Incentive Plan and 2002 Stock Option Plan with exercise prices of $1.46-$4.98 per share. The Acceleration was effective December 23, 2005, and the exercise prices of all the options vested were not changed. The Acceleration resulted in an increase in stock-based compensation expense net of tax of approximately $114,897 in 2005 and a reduction in future stock-based compensation expense and administrative costs associated with complying with SFAS No. 123R.

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

Options to purchase 609,500 shares of common stock were outstanding at December 31, 2005 and diluted weighted-average shares outstanding at December 31, 2005 include the effect of 116,150 stock options. Options to purchase 284,200 shares of common stock were outstanding at December 31, 2004 and diluted weighted-average shares outstanding at December 31, 2004 include the effect of 59,823 stock options. In addition, the warrant outstanding since 1992 was included in the computation of diluted earnings per share in 2005, but not included in 2004 because the exercise price of $3.42 was greater than the average market price of the common shares during 2004.

                      2005                              2004
                    Weighted                          Weighted
                     average    Earnings               average    Earnings
                     shares       per                  shares       per
          Income   outstanding   share      Income   outstanding   share

Basic    $1,156,939    4,518,827    0.26     $  463,682    4,485,136    0.10
Options          -       116,150      -              -        59,823      -
Warrant          -        15,000      -              -            -       -
         ----------    ---------   ------    ----------    ---------   ------
Diluted  $1,156,939    4,649,977   $0.26     $  463,682    4,544,959   $0.10
         ==========    =========   ======    ==========    =========   ======

Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2005         2004

Interest paid                           $ 234,000    $ 305,000
Supplemental schedule of noncash
  investing and financing activities:
    Capital leases                             -        17,327
    Issuance of common stock(Note 7)        9,610       12,190

Liquidity
The Company's ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed in
Note 5. There was $0 outstanding on the line of credit with Umpqua Bank as of
December 31, 2005.   Management believes existing cash and cash flow from
operations, combined with the amounts available under the line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures for the foreseeable future.

2.	Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are the result of sales to out-of-state and foreign distributors. At December 31, 2005 the Company's accounts receivable balance is net of an allowance for doubtful accounts of $57,951.

Changes in the allowance for doubtful accounts are as follows:

                   Balance at  Charged to  Charged to  Write-offs  Balance at
                   Beginning   costs and     other       net of      end of
                   Of period    expenses    accounts   recoveries    period
                   __________  __________  __________  __________  __________

Fiscal year ended December 31, 2004:
Allowance for
 Doubtful accounts  $  41,885   $       -   $       -   $       -   $  41,885
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2005:
Allowance for
 Doubtful accounts  $  41,885   $  16,066   $       -   $       -   $  57,951
                   ==========  ==========  ==========  ==========  ==========


3. Inventories

Inventories consist of:

Winemaking and packaging materials            $   223,389
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               1,790,472
Finished goods (bottled wine
  and related products)                         4,937,132
                                               -----------
Current inventories                           $ 6,950,993
                                               ___________


4. Property and Equipment

Land and improvements                         $   769,644
Winery building and hospitality center          4,707,802
Equipment                                       3,975,652
                                               -----------
                                                9,453,098

Less accumulated depreciation                  (5,415,938)
                                               -----------
                                              $ 4,037,160
                                               ___________


5.	Line of Credit Facility

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement.
The revolving line bears interest at prime and is payable monthly. The interest rate was 7.25% at December 31, 2005. At December 31, 2005 there were borrowings of $0 on the revolving line of credit.

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2005	5.75%
2004	5.55%

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2005, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.


6. Long-Term Debt

Long-term debt consists of:
                                                  2005

Northwest Farm Credit Services Loan           $ 2,269,865
                                               -----------
                                                2,269,865

Less current portion                             (283,334)
                                               -----------
                                              $ 1,986,531
                                               ___________


The Company has an agreement with Northwest Farm Credit Services containing two separate notes bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. These notes require monthly payments ranging from $7,687 to $30,102 until the notes are fully repaid in 2014. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2005, the Company was in compliance with these covenants. In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,

   2006                                             $   283,334
   2007                                                 306,393
   2008                                                 331,331
   2009                                                 358,394
   2010                                                 387,358
Thereafter                                              603,055
                                                     -----------
                                                    $ 2,269,865
                                                     ___________


7.	Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (Notes 6 and 8). The warrant is exercisable through June 1, 2012 at an exercise price of $3.42 per share. As of December 31, 2005, no warrants had been exercised.

In each of the years ended December 31, 2005 and 2004, the Company granted 2,725 and 5,300 shares of stock valued at $9,610 and $12,190, respectively, as compensation to employees. The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations. The effects of these noncash transactions have been excluded from the cash flow statements in each period.


8.	Stock Incentive Plan

900,000 Shares of common stock have been reserved for issuance to employees and directors of the Company under a stock incentive plan. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years.
The maximum term before expiration for all grants is ten years. As of December 31, 2005, there are approximately 107,801 shares available for future issuance under this plan.

At December 31, 2005 and 2004, the following transactions related to stock options occurred:
                                2005              2004
                           _______________ _________________
                                  Weighted          Weighted
                                   average           average
                                  exercise          exercise
                           Shares   price    Shares   price
Outstanding at
    beginning of year     284,200  $ 1.90   288,600  $ 1.69
  Granted                 496,500    4.15    84,000    2.31
  Exercised              (171,199)   2.46    (1,500)   1.70
  Forfeited                    (1)   3.00   (86,900)   1.77
                          --------          --------
Outstanding at
    end of year           609,500  $ 3.57   284,200  $ 1.90
                          ________          ________


Weighted-average options outstanding and exercisable at December 31, 2005 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2005           life           price       2005          price

  $ 1.46        8,000          7.09         $ 1.46        8,000       $ 1.46
    1.50        9,300          2.03           1.50        9,300         1.50
    1.56       42,000          4.58           1.56       42,000         1.56
    1.69        6,500          4.66           1.69        6,500         1.69
    1.75       38,000          2.17           1.75       38,000         1.75
    1.81        3,000          3.24           1.81        3,000         1.81
    2.30       60,000          8.58           2.30       26,400         2.30
    2.31       20,000          8.40           2.31       20,000         2.31
    2.75        1,000          0.48           2.75        1,000         2.75
    2.99       24,000          9.12           2.99       24,000         2.99
    3.00          200          0.06           3.00          200         3.00
    3.29       79,000          4.12           3.29       79,000         3.29
    3.76      111,500          9.58           3.76      100,200         3.76
    4.14        4,000          4.58           4.14        4,000         4.14
    4.98       25,000          9.76           4.98        6,500         4.98
    5.00      114,000          9.99           5.00      114,000         5.00
    5.50       64,000          4.99           5.50       64,000         5.50
   ------    ---------        ------         ------     --------       ------
$ 1.46-$5.50  609,500          7.01         $ 3.57      546,100       $ 3.60

The Company adopted SFAS No. 123 in 1996 and has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. As required by SFAS No. 123, the Company has computed for pro forma disclosure purposes (Note 1) the value of options granted during each of the two years ended December 31 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2005 and 2004:

                                             2005         2004
Risk-free interest rate                     4.26 %       4.83 %
Expected lives                             10 years     10 years
Expected volatility                           45 %         50 %

Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2005 and 2004, the total value of the options granted was computed to be approximately $1,356,068 and $129,615, respectively, which would be amortized on the straight-line basis over the vesting period of the options.

For the years ended December 31, 2005 and 2004, the weighted average fair value of options granted was computed to be $2.73 and $1.54, respectively.


9. Income Taxes
The provision for income taxes consists of:
                                            2005         2004
Current tax expense:
  Federal                                  $591,247     $299,963
  State                                      83,588       68,472
                                        ------------ ------------
                                            674,835      368,435
                                        ------------ ------------
Deferred tax expense (benefit):
  Federal                                   (43,041)     (20,349)
  State                                      (3,533)      (2,610)
                                        ------------ ------------
                                            (46,574)     (22,959)
                                        ------------ ------------

    Total                                  $628,261     $345,476
                                        ____________ ____________


The effective income tax rate differs from the federal statutory rate as follows:
                                         Year ended December 31,
                                            2005         2004
Federal statutory rate                      34.0 %       34.0 %
State taxes, net of federal benefit          2.6          4.4
Permanent differences                       (0.5)         3.9
Other, primarily prior year taxes           (0.9)         0.6
                                        ------------ ------------
                                            35.2 %       42.9 %
                                        ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

                                                  2005
Accounts receivable                           $    22,000
Inventories                                        68,000
Other                                               1,000
                                               -----------
Net current deferred tax asset                     91,000
                                               -----------

Depreciation                                     (372,000)
Deferred gain on sale-leaseback                   170,000
Deferred liabilities                               54,000
                                               -----------
Net noncurrent deferred tax liability            (148,000)
                                               -----------
Net deferred tax liability                    $   (57,000)
                                               ___________


10.	Related Parties

During 2004, the Company purchased grapes from certain director/shareholders for an aggregate price of $3,489. At December 31, 2004 grape payables included no amounts owed to these shareholders.

The Company provides living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides. During the years ended December 31, 2005 and 2004, the Company recorded $6,985 and $6,422, respectively, in expenses related to the housing provided for its president.


11.	Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

Operating Leases
The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the 20-year term of the lease. In December 2005, under a new sale-leaseback agreement, the Company sold another portion of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 14-year operating lease agreement. Approximately $99,000 of the total gain of $176,000 realized from this sale/leaseback transaction has been deferred and will be amortized over the life of the lease agreement.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2005 sale-leaseback agreement, and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

As of December 31, 2005, future minimum lease payments are as follows:

    Year ending
    December 31,
       2005                                          $   218,992
       2006                                              158,083
       2007                                              178,486
       2008                                              182,061
       2009                                              185,724
    Thereafter                                         1,822,058
                                                      -----------
         Total                                       $ 2,745,404
                                                      ===========

The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $15,638 and $11,915 in 2005 and 2004, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $215,436 for the year ended December 31, 2005.

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

On March 8, 2006 the Company terminated an incentive distribution agreement with a national wine distributor group (the "distributor") with fourteen affiliated distributors. Under the agreement, the Company had agreed to pay the distributor incentive compensation if certain sales goals were met over a five year period. The Company terminated the agreement because the distributors did not reach these goals in every year since the agreement's inception. Following the termination, the Company has continued to do business with the distributors on terms and conditions generally available to all of the Company's distributors.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.    CONTROLS AND PROCEDURES.

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


ITEM 8B.    OTHER INFORMATION.

None.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, nominees for election as a director, and each such person's age at March 31, 2006 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      52
James L. Ellis * ***             Secretary and Director      61
Sean M. Cary                     Controller                  32
Thomas M. Brian                  Director                    57
Delna L. Jones**                 Director                    65
Lisa M. Matich**                 Director                    43
Betty M. O'Brien*                Director                    62
Stan G. Turel * **  ***          Director                    58
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau. Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette
Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses ("NFIB"), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association's Political Action Committee
(PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon's agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry's Founder's Award for his service.

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

Thomas M. Brian. Mr. Brian was appointed to the Board of Directors in June of 2004. Mr. Brian has served as Chairman of the Washington County Board of Commissioners since 1999. Previously, he served for 10 years in the Oregon House of Representatives. While in the legislature, Mr. Brian was Chairman of the Revenue Committee and served on the Judicial and Ways and Means Committees. He also served 10 years as City Councilor and Mayor of Tigard,
OR. Mr. Brian has successfully owned and operated a commercial/industrial real estate company for eighteen years.

Delna L. Jones.  Ms. Jones has served as a Director since November 1994.
Ms. Jones resigned from the Board in December of 2002 having moved to Southern California and was reappointed by the Board in March of 2005 having returned to Oregon. Currently Ms. Jones is President of Delna Jones and Associates, an independent consulting firm. Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1990 to 1998. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State
Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee.

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

Betty M. O'Brien.  Ms. O'Brien has served as a Director since July 1991.
Ms. O'Brien is a partner in Elton Vineyards, a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O'Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004.
Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O'Brien is a member of the Vineyard Management/Winemaking Program Advisory Committee at Chemeketa Community College (CCC). She heads a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC. She is teaching the first class in the program, Introduction to Wine Marketing.

Stan G. Turel.  Mr. Turel has served as a Director since November of 1994.
Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formally Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe's largest accounting firms, Columbia had 26,000 annual tax clients including 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner two cable TV companies during the 80's and 90's which were eventually sold to several public corporations. Mr. Turel is a pilot, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees.


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2005, conducted four meetings. The elected members of the Audit Committee are Delna L. Jones, Lisa Matich, and Stan G. Turel. Ms. Matich is designated by the Board of Directors as the "audit committee financial expert" under SEC rules. The Audit Committee is responsible for engaging the Company's Independent Registered Public Accounting Firm, and reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2005, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel. The Executive Committee held two meetings during 2005.

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


ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 2004 and 2005.

                                  SUMMARY COMPENSATION TABLE
                                                   Long Term Compensation
                 Annual Compensation                Awards        Payouts
Name
      Year Salary($) Bonus($)  Other Annual Restricted Securities LTIP       All
                               Compensation($)  Stock Underlying Payouts($)Other
                                                                         Compen-
                                                                         sations
                                              Award(s)  Options/
                                                ($)     SARs (#)
James W. Bernau
      2004  157,149       -         6,422         -       38,000   -     -
      2005  158,658    37,500       6,985         -      147,000   -     -


Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated
August 3, 1988 and amended in February 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $158,658 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property.
Mr. Bernau and his family live in the house free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.


Stock Options

In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily directly issue shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by the Capital Market at the time the option is granted. The options vest to the employee over time. Three months following termination of the employee's employment with the Company, any and all unexercised options terminate.

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2005.

			     Options exercised in the last fiscal year
Name                                  Number            Value
                                    Of shares         Realized(1)
James W. Bernau                      113,000           $271,926

			    Number of Securities Underlying
			     Unexercised Options at FY-End
                         Exercisable             Unexercisable

James W. Bernau          75,000(3.289)
                          4,000(4.136)
                         64,000(5.50)

				     Value of Unexercised
			     In-the-Money Options at FY-End(2)

                         Exercisable             Unexercisable

James W. Bernau		  120,825
                            3,056
                                -

(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Options are "in the money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on December 31, 2005 ($4.90 per share based on the NASDAQ closing price for the Company's Common Stock on the NASDAQ Small Cap Market on that date), and the exercise price of the option, multiplied by the applicable number of options.


Director Compensation
The members of the Company's Board of Directors do not receive cash compensation for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director's meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting
Standard ("SFAS") No. 123R, Share-Based Payment, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2005, by (i) each person who beneficially owns more than 5% of the Company's Common Stock
(ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

Percent of 							Number of
Shares Beneficially Owned                       Shares Outstanding Stock

James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                               982,085.5 (1)      21.1%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                                111,800   (2)       2.4%
Milwaukie, OR  97222

Thomas M. Brian     Director
7630 SW Fir                                         22,000   (3)        **
Tigard, OR  97223

Delna L. Jones      Director
14480 SW Chardonnay Ave                             27,800   (4)        **
Tigard, OR 97224

Lisa M. Matich      Director
7250 Meadows Court                                  33,700   (5)        **
Wilsonville, OR 97070

Betty M. O'Brien    Director
22500 Ingram Lane NW                                38,150   (6)        **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                                   67,692   (7)       1.4%
Vancouver, WA  98683

All Directors, executive                         1,283,228   (8)      27.5%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 143,000 shares issuable upon exercise of options exercisable within 60 days of the date of this report.

(2) Includes 106,500 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(3) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(4) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(5) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(6) Includes 33,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(7) Includes 34,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(8) Includes 15,000 shares issuable upon the exercise of an outstanding warrant and 390,500 shares issuable upon exercise of options exercisable within 60 days of the date of this report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 2004, the Company purchased grapes from Elton Vineyards for $3,489. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

(o) Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

(p) Business Loan Agreement dated December 29, 2004 by and between Umpqua Bank and Willamette Valley Vineyards, Inc. (File No. 000-21522)


(b) Reports on Form 8-K

a.	Form 8-K, filed April 5, 2005, Item 2.02 - Results of Operations and
Financial Condition

b.	Form 8-K, filed December 23, 2005, Item 1.02 - Entry into a Material
Definitive Agreement


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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: March 31, 2006     By:___/s/ James W. Bernau______________________
James W. Bernau,
Chairperson of the Board,
President


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


_/s/_________________  Chairperson of the Board,   March 31, 2006
James W. Bernau        President
                        (Principal Executive Officer)

_/s/_________________  Controller                  March 31, 2006
Sean M. Cary           (Principal Accounting Officer)



_/s/_________________  Director and Vice-President March 31, 2006
James L. Ellis         and Secretary

_/s/_________________  Director                    March 31, 2006
Thomas M. Brian

_/s/_________________  Director                    March 31, 2006
Delna L. Jones

_/s/_________________  Director                    March 31, 2006
Lisa M. Matich

_/s/_________________  Director                    March 31, 2006
Betty M. O'Brien

_/s/_________________  Director                    March 31, 2006
Stan G. Turel



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