Form 10QSB
period 2006-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2006-05-15
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006

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

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of March 31, 2006
4,687,202 shares, no par value

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

Item 3--Controls and Procedures

Part II - Other Information

Item 1 - Legal proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Default Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures
PART 1                 FINANCIAL INFORMATION
ITEM 1                    Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 30,        December 31,
                                            2006                2005
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $ 1,760,216         $   415,591
  Accounts receivable trade, net         1,108,640           1,568,255
  Inventories                            6,498,258           6,950,993
  Prepaid expenses and other
  current assets                            91,455              22,561
  Deferred income taxes                     91,000              91,000
                                        __________          __________
Total current assets                     9,549,569           9,048,400

Vineyard development cost, net           1,505,863           1,526,073
Property and equipment, net              3,946,470           4,037,160
Debt issuance costs, net                    33,622              35,410
Other assets                                79,688              80,071
                                        __________          __________
Total assets                           $15,115,212         $14,727,114
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Line of credit                       $         -         $         -
  Current portion of long term debt        283,334             283,334
  Accounts payable                         799,241             811,141
  Accrued expenses                         291,496             348,169
  Income taxes payable                     583,183             344,987
  Grapes payable                           322,456             471,873
                                        __________          __________
Total current liabilities                2,279,710           2,259,504

Long-term debt                           1,916,652           1,986,531
Deferred rent liability                    166,211             164,771
Deferred gain                              434,190             442,214
Deferred income taxes                      148,000             148,000
                                        __________          __________
Total liabilities                        4,944,763           5,001,020
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,687,202 and 4,660,202
  shares issued and outstanding at March 31,
  2006 and December 31, 2005             7,700,283           7,613,222
Retained earnings                        2,470,166           2,112,872
                                        __________          __________
Total shareholders' equity              10,170,449           9,726,094
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,115,212         $14,727,114
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)



                                         Three months ended March 31,
                                            2006                2005
                                        __________          __________
Net Revenues
  Case Revenue                         $ 3,694,176         $ 2,284,638
  Facility Lease - Custom Crush              8,793              90,440
                                        __________          __________
Total Revenue                            3,702,969           2,375,078

Cost of Sales
  Case                                   1,951,419           1,230,516
  Bulk                                       4,631              55,926
                                        __________          __________
Total Cost of Sales                      1,956,050           1,286,442

Gross Margin                             1,746,919           1,088,636

Selling, general and
  administrative expense                 1,129,116             892,422
                                        __________          __________
Net operating income                       617,803             196,214

Other income (expense)
  Interest income                            4,279                 165
  Interest expense                         (43,487)            (65,783)
  Other income                              16,895              17,336
                                        __________          __________
Net income before income taxes             595,490             147,932

Income tax                                (238,196)            (59,173)
                                        __________          __________
Net income                                 357,294              88,759

Retained earnings beginning of
  period                                 2,112,872             955,933
                                        __________          __________
Retained earnings end of period        $ 2,470,166         $ 1,044,692
                                        ==========          ==========
Basic income per common share          $       .08         $       .02

Diluted income per common share        $       .07         $       .02

Weighted average number of
basic common shares
outstanding                              4,674,058           4,486,278

Weighted average number of
diluted common shares
outstanding                              4,819,920           4,580,883


The accompanying notes are an integral part of this financial statement.
                 WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2006                2005
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   357,294        $     88,759
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            132,003             139,197
  Stock based compensation expense           8,390                   -

Changes in assets and liabilities:
  Accounts receivable trade                459,615              55,847
  Inventories                              452,735             161,134
  Prepaid expenses and other
    current assets                         (68,894)            (67,081)
  Other assets                                 383                 694
  Accounts payable                         (11,900)            (11,893)
  Accrued expenses                         (56,673)             41,305
  Income taxes payable                     238,196            (150,826)
  Grape payables                          (149,417)           (125,722)
  Deferred rent liability                    1,440               8,247
  Deferred gain                             (8,024)             (8,024)
                                        __________          __________
Net cash provided by
  operating activities                   1,355,148             131,637
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (19,315)            (29,294)
                                        __________          __________
Net cash used in investing activities      (19,315)            (29,294)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                            -              (4,622)
  Net (decrease) increase in line of
    credit balance                               -              32,808
  Proceeds from stock options exercised     78,671                   -
  Repayments of long-term debt             (69,879)            (68,830)
                                        __________          __________
Net cash (used in) provided by
  financing activities                       8,792             (40,644)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                       1,344,625              61,699

Cash and cash equivalents:
  Beginning of period                      415,591             851,492
                                        __________          __________
  End of period                        $ 1,760,216         $   913,191
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three months ended March 31, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 2005, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 145,862 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2006. Total potentially dilutive shares of 94,605 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2005.


2) STOCK BASED COMPENSATION

The Company has two stock option plans, the 1992 Stock Incentive Plan ("1992 Plan") and 2001 Stock Option Plan ("2001 Plan"). No additional grants may be made under the 1992 Plan. The 2001 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 900,000 shares. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years. The maximum term before expiration for all grants is ten years.




The following table presents information on stock options outstanding for the periods shown:
                           Quarter to date
                           March 31, 2006
                           _______________
                                  Weighted
                                   average
                                  exercise
                           Shares   price
Outstanding at
    beginning of period   609,500  $ 3.57
  Granted                       -       -
  Exercised               (12,000)   2.18
  Forfeited                     -       -
                          --------
Outstanding at
    end of year           597,500  $ 3.60
                          ________


The following table presents information on stock options outstanding for the periods shown:
                              Quarter Ended          Quarter Ended
                              March 31, 2006         March 31, 2005
                           __________________     __________________
Intrinsic value of options
    exercised in the period        $   45,909             $        -
Stock options fully vested and
    expected to vest
  Number                   597,500                426,200
  Weighted average exercise
    Price                          $     3.60             $     2.35
  Aggregate intrinsic value        $1,740,257             $  336,391
  Weighted average contractual
    term of options                7.05 years             5.00 years

Stock options vested and
    Currently exercisable
  Number                   540,800
  Weighted average exercise
    Price                          $     2.36
  Aggregate intrinsic value        $1,565,758
  Weighted average contractual
    term of options                6.86 years


At January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company's stock, historical volatility of the Company's stock, and other factors. Expected dividends are based on the Company's plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.


                                    Black-Scholes assumptions

                                           March 31, 2000
                                            __________

Risk Free interest rates                         4.26%
Expected dividend                                   0%
Expected lives, in years                         5-10
Expected volatility                               113%

The Company expenses stock options on a straight line basis over the options' related vesting term. For the quarter ended March 31, 2006, the Company recognized pretax compensation expense related to stock options of $8,390. The following table illustrates the effect on net income and earnings per share if the fair value method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.


                                          March 31,
                                            2005
                                        (unaudited)
                                        __________

Net income, as reported                $    88,759

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                           -

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                 (179,670)
                                        __________

Pro forma net income                   $   (90,911)

Earnings per share:
  Basic - as reported                  $      0.02
  Basic - pro forma                    $      0.02

  Diluted - as reported                $     (0.02)
  Diluted - pro forma                  $     (0.02)




During the three months ended March 31, 2006, the following transactions related to stock option and warrant exercise occurred:
                                          Exercise
                               Shares       price

  Stock Options Exercised       4,000     $ 3.289
                                1,000       3.00
                                1,500       1.81
                                4,000       1.5625
                                1,500       1.50

  Stock Warrants Exercised     15,000     $ 3.42

3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                         March 31,         December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    16,381         $   223,389
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,340,118           1,790,472
Finished goods (bottled wines            5,141,759           4,937,132
  and related products)                 __________          __________

Current inventories                    $ 6,498,258         $ 6,950,993
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                         March 31,         December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,714,465           4,707,802
Equipment                                3,988,304           3,975,652
                                        __________          __________
                                         9,472,413           9,453,098

Less accumulated depreciation           (5,525,943)         (5,415,938)
                                        __________          __________
                                       $ 3,946,470         $ 4,037,160
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

Critical Accounting Policies:

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Except with respect to accounting for stock-based compensation expenses (see Note 2 of Notes to Financial Statements, above), such policies were unchanged during the three months ended March 31, 2006.

Overview

Revenues increased 56% and Net Income before taxes increased 303% for the three months ended March 31, 2006, as compared to the prior year period.

Sales to out-of-state distributors continued to be the primary reason for the increases in sales revenue and profitability during the three month period ending March 31, 2006. Sales to out-of-state distributors increased 153% for the three months ended March 31, 2006 as compared to the prior year period. Depletions of the Company's products by its out-of-state distributors to their retail customers increased 68% in the three months ended March 31, 2006 compared to the prior year period. Specifically, increases in depletions of the following core products were: 118% Estate Pinot Noir, 127% Vintage Pinot Noir, 26% Whole Cluster Fermented Pinot Noir, 51% Pinot Gris and 7% Riesling.

The 2005 sales revenues resulted primarily from record demand where 110,000 cases of Company produced wines were sold. Fortunately, the winery had large inventory balances available beginning in 2005 to meet this demand. As demand continued into 2006, Management advanced the release dates of some of its products from prior practice to continue to supply its distributors.

This continued increase in demand for the Company's products has further constrained the Company's inventory of its core products in national distribution. Management expects to receive less revenue from the sales of Vintage Pinot Noir, the Company's flagship in each of the years 2006 and 2007 than it did in 2005. The case sales of Vintage Pinot Noir in 2005 exceed inventory of this product estimated to be available for sale in each of the years 2006 and 2007. Inventories of Whole Cluster Pinot Noir, Pinot Gris and Riesling available for sale in 2006 are approximately the same as sales of these products in 2005. The Company has placed these varieties on allocation with its distributors, and has made careful, upward price adjustments as new vintages were released in order to address these inventory constraints.

The recent, significant increase in demand for Oregon wine has increased winery start-ups and demand for available fruit supplies. There were 303 licensed wineries in Oregon in 2005, more than double the number in 2001. While plantings are increasing, fruit yields are lagging behind demand.

Management believes the strong national sales of its wines are in part due to the significant unmet need of the varieties and the style and quality of the winery's products in markets outside of Oregon combined with the national exposure of its wines and the varietal Pinot Noir.

Due to the higher costs of producing current vintages of Vintage Pinot Noir, primarily due to lower overall production levels, Management does not believe the price increases will offset the negative impact to net profit resulting from the lower total gross revenues from fewer case sales of Vintage Pinot Noir.

The Company presently owns 48 acres of producing vineyard at its Willamette Valley Vineyards Estate Vineyard and approximately 148 acres at its Tualatin Estate Vineyard. In addition, it leases the 50 acre Belle Provenance Vineyard in the Eola Hills, of which 2006 is the last year of the 10 year lease. The Company has chosen not to renew that lease.

The Company planted an additional 17 acres in 2005 and is in the process of planting an additional 5 acres in 2006 at the Tualatin site.

Management has contracted on a long term basis (10 years) for 90 acres of Pinot Gris and Riesling, which was planted in 2005, and is finalizing a contract for 100 acres of Pinot Noir and 70 acres of Pinot Gris and Riesling, which were planted in 2006.

The white varietal cases from these long term contracts will be available for sale beginning mid-year 2008 with substantial volumes of all varietals in 2010.

The total owned and contracted vineyard will total 478 acres, which will produce approximately 120,000 cases when fully productive. Additionally, Management will continue to purchase wine grapes as the Company has done historically from quality growers throughout the Willamette Valley Appellation on shorter term contracts and purchase high quality wine in bulk when appropriate.

In 2006, the Company expects to produce nearly 74,000 cases of wine from the 2005 vintage. The Company's current production capacity at both its Estate Vineyard and Tualatin Estate Vineyard sites should support the production of the additional case volume provided by the new plantings within its existing facilities through incremental increases in stainless steel fermentation vessels and French oak barrels using retained earnings to finance these capital purchases and build up in inventory.

Record revenues have enabled Management to pay down the credit line to zero, retire all equipment loans and to build a significant cash balance to internally fund the Company's growth plan.

During this period of high demand and limited supply, Management is focused on positioning the Company's Willamette Valley Vineyards brand and flagship varietal Pinot Noir as the consumer's brand of choice for the varietal at price points that Management believes significant growth and margin opportunity exists. The Company is identifying and nurturing Pinot Noir enthusiasts at all levels of distribution through its "Customers for Life" program.

To this end, the Company has garnered two national wine list placements with a well known restaurant chain and is conducting wine dinners in 2006 in over 50 of the chain's restaurants throughout the country, taking the story of fresh seafood and Northwest cuisine paired with wines produced by Willamette Valley Vineyards to wine consumers. The restaurant organization and the Company are jointly promoting these dinners to local food and wine writers.

In conjunction with these wine dinners and through national promotion, the Company is conducting its second annual, "Why I Love Oregon Pinot Noir" essay contest, where the winner will receive an all expense paid weekend trip to Oregon Wine Country. The contest to date has identified a number of passionate Pinot Noir enthusiasts.

Since the Company's last filing, the Willamette Valley Vineyards Pinot Noir was named among the most popular Pinot Noirs on restaurant wine lists in Wine & Spirits Magazine, Pinot Noir expert Gregory Walters in his "Pinot Report" rated the Hoodview Pinot Noir a "92", national writer Leslie Sbrocco in Epicurious.com featured the '05 Whole Cluster Pinot Noir, award winning author Kevin Zraly in his "American Wine Guide" recommended the winery's Pinot
Noir, the '04 Pinot Gris was ranked by the San Francisco Chronicle among its top 100 wines and the newly released '05 Pinot Gris was named a winner of the prestigious Oyster Competition and earned a gold medal at the Riverside International Wine Competition. The '05 Riesling earned the Best of Oregon designation and gold medal from the Northwest Wine Summit.

The Wine Spectator Magazine, in an article entitled "Would You Like Fries With That Pinot Noir?" reported the winery's use of biodiesel in all its tractors and delivery vans as well as its innovative biodiesel program for employee commuting as did the National Biodiesel Board in its report to Congress.

Management is working with other Oregon wine industry leaders to strengthen efforts to grow wine grapes in certified sustainable programs and documenting vineyard conditions in a unique interactive, web based database for the purposes of improving collective wine quality industry wide. Management believes these efforts will benefit all Oregon wine brands as wine consumers are choosing wines for the producers' values and practices.

All of the Company's vineyards are certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe by the Pacific River Council.

Revenues from the Company's Oregon Wholesale Department, Bacchus Fine Wines, increased 25% in the three months ended March 31, 2006 compared to the prior year period. Oregon wholesale sales of Company produced wines increased 13% and direct retail sales made in the tasting room and through the Company's Key Customer Service Representatives increased 14% in the three months ended March 31, 2006 compared to the prior year period.

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

The Company has two stock option plans, the 1992 Stock Incentive Plan
("1992 Plan") and 2001 Stock Option Plan ("2001 Plan"). No additional grants may be made under the 1992 Plan. The 2001 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 900,000 shares. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. On December 12, 2005 the Board of Directors of Willamette Valley Vineyards, Inc. approved the accelerated vesting (the "Acceleration") of unvested stock options to purchase 130,750 shares of common stock previously granted to employees and officers under the Company's 1992 Stock Incentive Plan and 2001 Stock Option Plan with exercise prices of $1.46-$4.98 per share. The Acceleration was effective December 23, 2005, and the exercise prices of all the options vested were not changed. There now remains 33,466 shares available in the pool. Given the new accounting rules, Management expects the Board to be reluctant to issue options from this pool and does not expect the Board to seek any additional options from the Shareholders. There are several employee incentive option grants in force which the Management expects to expense approximately $8,400 per Quarter in 2006.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2006                2005
                                        __________          __________
Tasting Room and Retail sales
 & Rental Income                       $   378,983         $   333,897
On-site and off-site festivals              36,033              46,001
In-state sales                           1,548,736           1,236,792
Out-of-state sales                       1,823,766             721,704
Custom crush /bulk wine /misc sales          8,793              90,440
                                        __________          __________
Gross Revenue                            3,796,311           2,428,834

Less Excise Taxes                           93,342              53,756
                                        __________          __________
Net Revenues                           $ 3,702,969         $ 2,375,078
                                        ==========          ==========

Net revenues for the three months ended March 31, 2006 increased $1,327,891, or 56%, over the corresponding period in the preceding year. This increase is due almost entirely to the increases in out-of-state sales, in-state sales, and tasting room sales and rental income.

Tasting room sales and rental income for the three months ended March 31, 2006 increased $45,086, or 14%, compared to the corresponding prior year period. Tasting room sales increased during the three months ended March 31, 2006 due primarily to increased purchases in the tasting room and increased key customer phone sales.

Sales in the state of Oregon, through the Company's wholesale department, Bacchus Fine Wines, increased $311,944, or 25%, in the three months ended March 31, 2006, compared to the corresponding prior year period. The Company's direct instate sales to its largest customer increased $129,058, or 100%, in the three months ended March 31, 2006, over the comparable prior year period. These increases are largely the result of the broader product lines presented and increased product placements through the development of the wholesale department's portfolio of brands produced by wineries outside of Oregon.

Out-of-state sales in the three months ended March 31, 2006 increased $1,102,062, or 153%, over the comparable prior year period. The higher sales are primarily a result of strong demand for the Company's varietals, significant sales efforts undertaken by the Company's out-of-state sales force and depletion allowances on particular products, resulting in significant by-the-glass restaurant placements.

Excise taxes

The Company's excise taxes for the three months ended March 31, 2006 increased 74% as compared to the corresponding period in the preceding year. This was due primarily to the increased sales in the three months ended March 31, 2006 compared to the prior year period, thereby increasing overall sales volumes and taxes calculated based on volume.


Gross Profit

Winery Operations

As a percentage of net revenue, gross profit increased to 47% in the three months ended March 31, 2006, as compared to 46% in the comparable prior year period. The revenue generated by the sale of the Company's higher margin products to out of state distributors in the three months ended March 31, 2006 reversed the trend of decreasing margins in prior periods. While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that net income will follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended
March 31, 2006 increased 27% compared to the corresponding prior year period. These increases are due primarily to higher fixed Oregon wholesale sales and delivery costs and increased shipping and fuel costs. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 30% for the three months ended March 31, 2006, as compared to 38% for the comparable prior year period, primarily as a result of increased revenues.


Interest Income, Other Income and Expense

Interest income increased to $4,279 for the three months ended March 31, 2006, compared to $165 for the comparable prior year period. Interest expense for the three months ended March 31, 2006 decreased 34% compared to the corresponding prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

Other income for the first quarter of 2006 was an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2005, in the amount of $16,895, compared to $17,336 during the first quarter of 2005, received from Farm Credit Services for interest paid on the Company's long-term debt in 2004, during the first quarter of 2005.


Income Taxes

Income tax expense was $238,196 for the three months ended March 31, 2006, compared to $59,173 for the prior year period due to the Company's net profit for the three months ended March 31, 2006. The Company's estimated tax rate for the three months ended March 31, 2006 and 2005 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three months ended March 31, 2006 was $357,294, or $0.07 per diluted share, compared to net income of $88,759, or $0.02 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2006, the Company had a working capital balance of $7.3 million and a current ratio of 4.19:1. At December 31, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.00:1. The Company had a cash balance of $1,760,216 at March 31, 2006 compared to a cash balance of $415,591 at December 31, 2005. The increase in cash was primarily due to the Company's increased revenue.

Total cash provided by operating activities in the three months ended
March 31, 2006 was $1,355,148, compared to $131,637 for the prior year period, primarily as an increase in net income, collection of receivables, and conversion of inventory to cash through sales in the three months ended
March 31, 2006 compared to the prior year period. Cash provided by operating activities in the three months ended March 31, 2006 consisted of net income of $357,294, plus depreciation of $132,003, plus changes in assets and liabilities and other non-cash charges of $865,851.

Total cash used in investing activities in the three months ended
March 31, 2006 was $19,315, compared to $29,294 in the prior year period. Cash used in investing activities consisted of property and equipment additions.

Total cash provided by financing activities in the three months ended
March 31, 2006 was $8,792, compared to $40,644 used in financing activities in the prior year period. Cash provided by financing activities primarily consisted of stock option proceeds offset by payments on the long term debt.

At March 31, 2006, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of March 31, 2006, the Company was in compliance with all of the financial covenants.

As of March 31, 2006, the Company had a total long-term debt balance of $2,199,986 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At March 31, 2006, the Company owed $322,456 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.





ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

PART II.               OTHER INFORMATION


Item 1. 	Legal proceedings.  None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.	Default Upon Senior Securities.  None.

Item 4.	Submission of Matters to a Vote of Security holders.  None

Item 5.	Other Information

(a)	The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by Moss Adams, our independent accountants, during the calendar year ending December 31, 2006:

		- Income tax advisory services related to: income tax returns

(b)	There were no material changes in the procedures by which security holders may recommend nominees to the board of Directors during the three months ended March 31, 2006.

Item 6.	Exhibits

The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 15, 2006       By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 15, 2006       By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



EXHIBIT INDEX

Exhibit

3.1 Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2 Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File
No. 24S-2996])

4 1992 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed September 10, 2001)

4.1 Amendment dated July 21, 1996 (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed September 10, 2001)

4.2 Amendment dated July 25, 1998 (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed September 10, 2001)

4.3 Amendment dated April 15, 1999 (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed September 10, 2001)

4.4 Amendment dated July 25, 2000 (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed September 10, 2001)

4.5 Sample Incentive Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed
September 10, 2001)

4.6 Sample Nonqualified Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (333-61181) filed
September 10, 2001)


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