Form 10QSB
period 2006-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2006-08-14
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

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

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of June 30, 2006
4,754,202 shares, no par value

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

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          June 30,         December 31,
                                            2006                2005
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $ 1,976,224         $   415,591
  Accounts receivable trade, net           787,622           1,568,255
  Inventories                            6,089,800           6,950,993
  Prepaid expenses and other
  current assets                            59,526              22,561
  Prepaid income taxes                      89,514                   -
  Deferred income taxes                     91,000              91,000
                                        __________          __________
Total current assets                     9,093,686           9,048,400

Vineyard development cost, net           1,502,356           1,526,073
Property and equipment, net              3,949,686           4,037,160
Debt issuance costs, net                    31,834              35,410
Other assets                                79,377              80,071
                                        __________          __________
Total assets                           $14,656,939         $14,727,114
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Current portion of long term debt    $   283,334         $   283,334
  Accounts payable                         589,248             811,141
  Accrued expenses                         333,447             348,169
  Income taxes payable                           -             344,987
  Grapes payable                           294,386             471,873
                                        __________          __________
Total current liabilities                1,500,415           2,259,504

Long-term debt                           1,845,881           1,986,531
Deferred rent liability                    174,458             164,771
Deferred gain                              426,167             442,214
Deferred income taxes                      148,000             148,000
                                        __________          __________
Total liabilities                        4,094,921           5,001,020
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,754,202 and 4,660,202
  shares issued and outstanding at June 30,
  2006 and December 31, 2005             7,832,646           7,613,222
Retained earnings                        2,729,372           2,112,872
                                        __________          __________
Total shareholders' equity              10,562,018           9,726,094
                                        __________          __________
Total liabilities and shareholders'
equity                                 $14,656,939         $14,727,114
                                        ==========          ==========
The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                  Three months ended June 30,  Six months ended June 30,
                      2006          2005         2006          2005
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 3,426,838   $ 3,500,676  $ 7,121,014   $ 5,785,314
  Custom crush-facility lease-
    bulk revenue        8,793        11,823       17,586       102,263
                   __________    __________   __________    __________
Total net revenues  3,435,631     3,512,499    7,138,600     5,887,577

Cost of sales
  Case              1,779,274     1,931,401    3,730,693     3,161,917
  Bulk                      -             -        4,631        55,926
                   __________    __________   __________    __________
Total cost of sales 1,779,274     1,931,401    3,735,324     3,217,843

Gross profit        1,656,357     1,581,098    3,403,276     2,669,734

Selling, general and administrative
  expenses          1,200,629     1,069,561    2,329,745     1,961,984
                   __________    __________   __________    __________
Net operating
  income              455,728       511,537    1,073,531       707,750

Other income (expense)
  Interest income      18,878           260       23,156           426
  Interest expense    (42,597)      (52,597)     (86,083)     (118,380)
  Other income
    (expense)               -             -       16,895        17,336
                   __________    __________   __________    __________
Net income before
  income taxes        432,009       459,200    1,027,499       607,132

Income tax            172,803       183,680      410,999       242,853
                   __________    __________   __________    __________
Net income            259,206       275,520      616,500       364,279

Retained earnings beginning of
  period            2,470,166     1,044,692    2,112,872       955,933
                   __________    __________   __________    __________
Retained earnings
  end of period   $ 2,729,372   $ 1,320,212  $ 2,729,372   $ 1,320,212
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .06   $       .06  $       .13   $       .08

Diluted earnings per
  common share    $       .05   $       .06  $       .13   $       .08

Weighted average number of
basic common shares
outstanding         4,711,620     4,492,602    4,692,942     4,489,573

Weighted average number of
diluted common shares
outstanding         4,893,871     4,598,281    4,875,194     4,595,252


The accompanying notes are an integral part of this financial statement.

                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                            2006                2005
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   616,500        $    364,279
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            267,152             276,843
  Stock based compensation expense          16,780                   -

Changes in assets and liabilities:
  Accounts receivable trade                780,633            (136,842)
  Inventories                              861,193             610,068
  Prepaid expenses and other
    current assets                         (36,965)            (46,153)
  Prepaid income taxes                     (89,514)                  -
  Note receivable                                -               5,000
  Other assets                                 694               1,294
  Accounts payable                        (221,893)             77,497
  Accrued expenses                         (14,722)            (47,213)
  Income taxes payable                    (344,987)           (194,046)
  Grape payables                          (177,487)           (163,504)
  Deferred rent liability                    9,687              16,493
  Deferred gain                            (16,047)            (16,048)
                                        __________          __________
Net cash provided by
  operating activities                   1,651,024             747,668
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (135,458)            (77,596)
  Vineyard development expenditures        (16,927)           (171,095)
                                        __________          __________
Net cash used in investing activities     (152,385)           (248,691)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                            -              (4,622)
  Net (decrease) increase in line of
    credit balance                               -          (1,097,772)
  Proceeds from stock options exercised    202,644              23,160
  Repayments of long-term debt            (140,650)           (181,423)
                                        __________          __________
Net cash provided by (used in)
  financing activities                      61,994          (1,260,657)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                       1,560,633            (761,680)

Cash and cash equivalents:
  Beginning of period                      415,591             851,492
                                        __________          __________
  End of period                        $ 1,976,224         $    89,812
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information as of December 31, 2005, is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended
December 31, 2005, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 182,251 shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2006. Total potentially dilutive shares of 105,679 shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2005.


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

The following table presents information on stock options outstanding for the periods shown:
                           Quarter to date         Year to date
                           June 30, 2006           June 30, 2006
                           _______________         _______________
                                  Weighted                Weighted
                                   Average                 average
                                  Exercise                exercise
                           Shares   price          Shares   price
Outstanding at
    beginning of period   597,500  $ 3.60         609,500  $ 3.57
  Granted                       -       -               -       -
  Exercised               (67,000) $ 1.85         (79,000) $ 1.92
  Forfeited                     -       -               -       -
                          --------                --------
Outstanding at
    end of Period         530,500  $ 3.82         530,500  $ 3.82
                          ________                ________


The following table presents information on stock options outstanding for the periods shown:
                              Quarter Ended          Quarter Ended
                              June 30, 2006          June 30, 2005
                           __________________     __________________
Intrinsic value of options
    exercised in the period        $  408,375             $   31,950
Stock options fully vested and
    expected to vest
  Number                     530,500                412,200
  Weighted average exercise
    Price                          $     3.82             $     2.36
  Aggregate intrinsic value        $2,616,381             $  658,116
  Weighted average contractual
    term of options                7.11 years             7.09 years

Stock options vested and
    Currently exercisable
  Number                     478,300
  Weighted average exercise
    Price                          $     3.85
  Aggregate intrinsic value        $2,342,144
  Weighted average contractual
    term of options                6.94 years


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


                                    Black-Scholes assumptions

                                           June 30, 2006
                                            __________

Risk Free interest rates                         4.26%
Expected dividend                                   0%
Expected lives, in years                         5-10
Expected volatility                                46%

The Company expenses stock options on a straight line basis over the options' related vesting term. For the three and six months ended June 30, 2006, the Company recognized pretax compensation expense related to stock options of $8,390 and $16,780, respectively. The following table, presented to aid the reader's ability to compare the relevant periods from 2005 if the Company had applied FASB123R to such periods in the same manner as the Company applied FASB123R in the current periods, illustrates the effect on net income and earnings per share if the fair value method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

                                  Three Months Ended   Six Months Ended
                                                June 30, 2005
                                        (unaudited)      (unaudited)
                                        __________       __________

Net income, as reported                $   275,520      $   364,279

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                            -                -

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                  (44,918)         (89,835)
                                        __________       __________

Pro forma net income                   $   230,602      $   274,444

Earnings per share:
  Basic - as reported                  $      0.06      $      0.08
  Basic - pro forma                    $      0.06      $      0.08

  Diluted - as reported                $      0.06      $      0.08
  Diluted - pro forma                  $      0.05      $      0.06




During the three months ended June 30, 2006, the following transactions related to stock option and warrant exercise occurred:
                                          Exercise
                               Shares       price

  Stock Options Exercised       7,500     $ 3.76
                                1,000       2.75
                               10,000       1.75
                                6,500       1.69
                               30,000       1.5625
                                4,000       1.50
                                8,000       1.46

3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                          June 30,         December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    57,889         $   223,389
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,786,592           1,790,472
Finished goods (bottled wines            4,245,319           4,937,132
  and related products)                 __________          __________

Current inventories                    $ 6,089,800         $ 6,950,993
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                          June 30,         December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   787,454         $   769,644
Winery building and hospitality center   4,744,669           4,707,802
Equipment                                4,056,433           3,975,652
                                        __________          __________
                                         9,588,556           9,453,098

Less accumulated depreciation           (5,638,870)         (5,415,938)
                                        __________          __________
                                       $ 3,949,686         $ 4,037,160
                                        ==========          ==========



ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words uch as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Critical Accounting Policies:

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Except with respect to accounting for stock-based compensation expenses (see Note 2 of Notes to Financial Statements, above), such policies were unchanged during the three and six months ended June 30, 2006.

Overview

Awareness of the Company's wine quality received national circulation in the quarter ended June 30, 2006 from the publication of renowned author and sommelier Kevin Zraly's '06 edition of the American Wine Guide in which he featured the Willamette Valley Vineyards '02 Vintage Pinot Noir label and recommended the winery's Pinot Noir in the chapter "Kevin Zraly's Best Picks." This wine also earned 92 points from Cheers magazine, a hospitality trade publication. The '04 Estate and '05 Whole Cluster Pinot Noirs earned gold medals from the Taster's Guild International Wine Competition. The winery's '05 Pinot Gris has earned 6 gold medals from national and international wine competitions, received 91 points in the August '06 issue of Wine & Spirits Magazine and was featured in Karen MacNeil's '07 Wine Lovers calendar as a "must try wine."

The continued increase in demand for the Company's products has continued to constrain the Company's inventory of its core products. All winery Departments and distributors have been given case allocations available to each for 2006. The Company received orders in the quarter ended June 30, 2006 from particular distributors in excess of their respective allocations and those orders were "shorted" and filled only to the amount of their annual allocation, stopping the continued growth in winery sales revenue.

Revenues decreased 2% and Net Income before taxes decreased 6% for the three months ended June 30, 2006, as compared to the prior year period. For the six months ended June 30, 2006 revenues increased 21% and Net Income before taxes increased 69%, as compared to the prior year period.

Depletions of the Company's products by its out-of-state distributors to their retail customers increased 130% in the six months ended June 30, 2006 compared to the prior year period. Specifically, increases in depletions of the following core products were: 265% Estate Pinot Noir, 201% Vintage Pinot Noir, 97% Whole Cluster Fermented Pinot Noir, 123% Pinot Gris and 54% Riesling.

In spite of these historically high levels of customer demand, management expects to receive less revenue from the sales of its core products, Vintage Pinot Noir, Whole Cluster Pinot Noir, Pinot Gris and Riesling in the second half of 2006 and in 2007 than it did in 2005, and the six months ended
June 30, 2006. The Company has placed these varieties on allocation with its distributors, and has made careful, upward price adjustments as new vintages were released in order to address these inventory constraints. The upward adjustments have contributed to improved gross margins for the Company as more revenue was associated with sales of products produced by the Company.

In the year ended December 31, 2005, the Company sold approximately 35,000 cases of vintage level Pinot Noir. In the six months ended June 30, 2006, the Company sold approximately 19,000 cases of vintage level Pinot Noir. This equates to 71% of the vintage level Pinot Noir the Company allocated for sale in all of 2006. The Company plans to bottle approximately 20,000 cases of its 2005 vintage of vintage level Pinot Noir in 2006 and currently plans on approximately 21,000 cases of vintage level Pinot Noir from the 2006 harvest.

The Company sold approximately 11,000 cases of Whole Cluster Pinot Noir during the year ended December 31, 2005. The Company has sold approximately 8,500 cases of Whole Cluster Pinot Noir in the six months ended June 30, 2006, or 80% of the Whole Cluster Pinot Noir allocated for sale in 2006. The Company currently plans to produce approximately 12,000 cases of Whole Cluster Pinot Noir from the 2006 harvest.

The Company sold approximately 17,000 cases of Pinot Gris in the year ended December 31, 2005, and during the six months ended June 30, 2006 the Company sold approximately 10,500 cases of Pinot Gris. This equates to 63% of the Pinot Gris the Company allocated for sale in 2006. The Company currently plans to produce approximately 17,500 cases of Pinot Gris from the 2006 harvest.

In the year ended December 31, 2005 the Company sold approximately 18,500 cases of Riesling. During the six months ended June 30, 2006 the Company sold approximately 6,000 cases of Riesling, or 35% of the Riesling the Company allocated for sale in 2006. Currently, the Company expects to produce approximately 14,000 cases of Riesling from the 2006 harvest.

The total owned and contracted vineyard totals 505 acres, including 290 acres not yet productive, which together will produce approximately 120,000 cases when fully productive. The current production estimate for the 2006 harvest is approximately 80,000 cases. The Company presently owns 48 acres of producing vineyard at its Willamette Valley Vineyards Estate Vineyard and owns or leases approximately 180 acres at its Tualatin Estate Vineyard. The Company is in the process of planting an additional 5 acres at the Tualatin site. In addition, it leases the 50 acre Belle Provenance Vineyard in the Eola Hills, of which 2006 is the last year of the 10 year lease. The Company has chosen not to renew that lease. This will result in a decrease in production of approximately 10,000 cases, offset by increases of approximately 12,000 cases from vineyards that are expected to come into production in 2007. All of the Company's vineyards are certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe by the Pacific Rivers Council.

The Company has contracted on a long term basis (10 years) for 90 acres of Pinot Gris and Riesling, which were planted in 2005, and 100 acres of Pinot Noir, 50 acres of Pinot Gris and 20 acres of Riesling, which were planted in 2006. We expect that the white varietal cases from these long term contracts will be available for sale beginning mid-year 2008 with substantial volumes of all varietals anticipated in 2010. When fully productive, management expects to produce from the acreage it owns or controls approximately 45,000 cases of Pinot Noir, 37,500 cases of Pinot Gris and 28,000 cases of Riesling, in addition to other quantities of other wine grape varieties.

In order to meet the demand for the Company's products until the new plantings are productive, the Company will continue to purchase wine grapes as the Company has done historically from quality growers throughout the Willamette Valley Appellation on shorter term contracts. However, the recent, significant increase in demand for Oregon wine has increased demand for available fruit supplies. While plantings are increasing, fruit yields are lagging behind demand and prices are high for contract grapes.

During this period of high demand and limited supply, management is focused on positioning the Company's Willamette Valley Vineyards brand and flagship varietal Pinot Noir as the consumer's brand of choice for the varietal at price points that management believes significant growth and margin opportunity exists. The Company is identifying and nurturing Pinot Noir enthusiasts at all levels of distribution through its "Customers for Life" program. Additionally, the Company is developing its professional staff and sales mechanism and to support the expected increasing production volumes. These efforts are increasing sales, general and administrative expenses in the near term in an effort to build and maintain the ability to handle the expected volume increases in the long term.

Revenues from the Company's Oregon Wholesale Department, Bacchus Fine Wines, decreased 4% in the three months ended June 30, 2006, compared to the prior year period. In the year ended December 31, 2005, the Company sold 27,217 cases of products other than its own through Bacchus Fine Wines. In the six months ended June 30, 2006, the Company sold 12,662 cases of products other than it is own through Bacchus Fine Wines. The Company receives a gross margin of approximately 23% from the sales of products other than it is own compared to a gross margin of approximately 55% for the sale of products the Company produces. As the Company's revenue attributable to the sale of products other than it is own through Bacchus Fine Wines increases, the Company's gross margin will be negatively impacted, particularly when the sale of Company produced products is constrained by inventory shortages.

The Company has two stock option plans, the 1992 Stock Incentive Plan ("1992 Plan") and 2001 Stock Option Plan ("2001 Plan"). No additional grants may be made under the 1992 Plan. The 2001 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 900,000 shares. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. On December 12, 2005 the Board of Directors of Willamette Valley Vineyards, Inc. approved the accelerated vesting (the "Acceleration") of unvested stock options to purchase 130,750 shares of common stock previously granted to employees and officers under the Company's 1992 Stock Incentive Plan and 2001 Stock Option Plan with exercise prices ranging from $1.46 to $4.98 per share. The Acceleration was effective December 23, 2005, and none of the exercise prices of the options vested were changed. There now remains 33,466 shares available in the pool. Given the new accounting rules, Management expects the Board to be reluctant to issue options from this pool and does not expect the Board to seek any additional options from the Shareholders. There are several employee incentive option grants outstanding which management expects to lead to an expense of approximately $8,400 per quarter in 2006.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                  Three months ended June 30,  Six months ended June 30,
                      2006          2005         2006          2005
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   429,184   $   460,109  $   808,168   $   794,007
On-site and off-site
 festivals             14,052         2,112       50,085        48,113
In-state sales      1,718,509     1,789,147    3,267,244     3,025,939
Out-of-state sales  1,351,703     1,310,633    3,175,469     2,032,337
Bulk wine/
 Misc. sales            8,793        11,823       17,586       102,263
                   __________    __________   __________    __________
Total Revenue       3,522,241     3,573,824    7,318,552     6,002,659

Less Excise Taxes      86,610        61,325      179,952       115,082
                   __________    __________   __________    __________
Net Revenue       $ 3,435,631   $ 3,512,499  $ 7,138,600   $ 5,887,577
                   ==========    ==========   ==========    ==========

Net revenues for the three months ended June 30, 2006 decreased $76,868, or 2%, compared to the corresponding period in the preceding year. This decrease is due primarily to the decreases in tasting room sales and rental income and in-state sales. Net revenue for the six months ended June 30, 2006 increased $1,251,023, or 21%, compared to the corresponding prior year period. This increase is due primarily to the increase in out-of-state sales.

Tasting room sales and rental income for the three months ended June 30, 2006 decreased $30,925, or 7%, compared to the corresponding prior year period, primarily as a result of turnover in the key customer phone sales staff and a decrease in rental income. Tasting room sales increased during the six months ended June 30, 2006 $14,161, or 2% due primarily to increased purchases in the tasting room and increased key customer phone sales during the prior quarter.

Sales in the state of Oregon, through the Company's wholesale department, Bacchus Fine Wines, decreased $70,638, or 4%, in the three months ended
June 30, 2006, compared to the corresponding prior year period. The Company's direct instate sales to its largest customer decreased $78,238, or 23%, in the three months ended June 30, 2006, over the comparable prior year period.
These decreases are largely the result of the decreased sales of the wholesale department's portfolio of brands produced by wineries outside of Oregon, driven by the Company's largest instate customer. Sales of Company produced products by this Department increased during the Second Quarter. Sales in the state of Oregon, through Bacchus Fine Wines increased $241,305, or 8%, in the six months ended June 30, 2006, compared to the corresponding prior year period. This increase is largely the result of increased sales of Company produced products and, to a lesser degree, the broader product lines presented and increased product placements through the development of the wholesale department's portfolio of brands produced by wineries outside of Oregon.

Out-of-state sales in the three and six months ended June 30, 2006 increased $41,070 and $1,143,132, or 3% and 56%, respectively, over the comparable prior year periods. The higher sales are primarily a result of strong demand for the Company's varietals, significant sales efforts undertaken by the Company's out-of-state sales force and depletion allowances on particular products, resulting in significant by-the-glass restaurant placements. The leveling off of out-of-state sales in the three months ended June 30, 2006 is due to present inventory constraints.

Excise taxes

The Company's excise taxes for the three and six months ended June 30, 2006 increased 41% and 56%, respectively, as compared to the corresponding prior year periods. This was due primarily to the increased sales, thereby increasing overall sales volumes and taxes calculated based on volume.


Gross Profit

Winery Operations

As a percentage of net revenue, gross profit increased to 48% in the three and six months ended June 30, 2006, as compared to 45% in the comparable prior year periods. The revenue generated by the sale of the Company's higher margin products to out of state distributors in the three and six months ended
June 30, 2006 reversed the trend of decreasing margins in prior periods.
While the Company is continuing to focus on improving distribution of higher margin products as well as reducing grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that net income attributable to those sales will follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and six months ended June 30, 2006 increased 12% and 19%, respectively, compared to the corresponding prior year periods. These increases are due primarily to higher fixed Oregon wholesale sales and delivery costs, increased shipping and fuel costs, and expenses related to the investment in building a professional staff and sales mechanism to support the upcoming production volumes. As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 35% for the three months ended
June 30, 2006, as compared to 30% for the comparable prior year period, primarily as a result of increased expenses. As a percentage of net revenue from winery operations, selling, general and administrative expenses was unchanged at 33% for the six months ended June 30, 2006, as compared to the comparable prior year period.


Interest Income, Other Income and Expense

Interest income increased to $18,878 and $23,156, respectively, for the three and six months ended June 30, 2006, compared to $260 and $426 for the comparable prior year periods. Interest income increased primarily to the Company's increased deposits in interest bearing accounts. Interest expense for the three and six months ended June 30, 2006 decreased 23% and 27%, respectively, compared to the corresponding prior year periods. Interest costs were lower primarily due to less debt outstanding during the period.

Other income for the first six months of 2006 was an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2005, in the amount of $16,895, received in the first quarter of 2006, compared to $17,336, received from Farm Credit Services for interest paid on the Company's long-term debt in 2004, during the first quarter of 2005.


Income Taxes

Income tax expense was $172,803 and $410,999, respectively, for the three and six months ended June 30, 2006, compared to $183,680 and $242,853, respectively for the prior year periods due to the Company's net profit for the three and six months ended June 30, 2006. The Company's estimated tax rate for the three and six months ended June 30, 2006 and 2005 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and six months ended June 30, 2006 was $259,206 and $616,500, or $0.05 and $0.13 per
diluted share, respectively, compared to net income of $275,520 and $364,279, or $0.06 and $0.08 per diluted share, respectively, in the comparable prior year periods.

Liquidity and Capital Resources

At June 30, 2006, the Company had a working capital balance of $7.6 million and a current ratio of 6.06:1. At December 31, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.00:1. The Company had a cash balance of $1,976,224 at June 30, 2006 compared to a cash balance of $415,591 at December 31, 2005. The increase in cash was primarily due to the Company's increased revenue and collection of accounts receivable.

Total cash provided by operating activities in the six months ended
June 30, 2006 was $1,651,024, compared to $747,668 for the prior year period, primarily as an increase in net income, collection of receivables, and conversion of inventory to cash through sales in the six months ended
June 30, 2006 compared to the prior year period. Cash provided by operating activities in the six months ended June 30, 2006 consisted of net income of $616,500, plus depreciation of $267,152, plus changes in assets and liabilities and other non-cash charges of $767,372.

Total cash used in investing activities in the six months ended June 30, 2006 was $152,385, compared to $248,691 in the prior year period. Cash used in investing activities consisted of property and equipment additions.

Total cash provided by financing activities in the six months ended
June 30, 2006 was $61,994, compared to $1,260,657 used in financing activities in the prior year period. Cash provided by financing activities primarily consisted of stock option proceeds offset by payments on the long term debt.

At June 30, 2006, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of June 30, 2006, the Company was in compliance with all of the financial covenants.

As of June 30, 2006, the Company had a total long-term debt balance of $2,129,215 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At June 30, 2006, the Company owed $294,386 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable needs.



ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


PART II.               OTHER INFORMATION


Item 1. 	Legal proceedings.  None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.	Default Upon Senior Securities.  None.

Item 4.	Submission of Matters to a Vote of Security holders.  None.

Item 5.	Other Information

(a)	The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by Moss Adams, our independent accountants, during the calendar year ending December 31, 2006:

		- Income tax advisory services related to: income tax returns

(b)	There were no material changes in the procedures by which security holders may recommend nominees to the board of Directors during the three months ended June 30, 2006.

Item 6.	Exhibits

The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: Aug 14, 2006       By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: Aug 14, 2006       By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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