Form 10QSB
period 2006-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2006-11-14
CIK 838875

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _______

Commission file number
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [X] YES        [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of September 30, 2006 4,784,702 shares, no par value

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

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures
PART 1                 FINANCIAL INFORMATION
ITEM 1                    Financial Statements

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                       September 30,       December 31,
                                            2006                2005
                                        (unaudited)
ASSETS.                                 __________          __________
Current Assets:
  Cash and cash equivalents            $ 2,414,142         $   415,591
  Accounts receivable trade, net           799,071           1,568,255
  Inventories                            6,062,563           6,950,993
  Prepaid expenses and other
  current assets                           244,450              22,561
  Deferred income taxes                     91,000              91,000
                                        __________          __________
Total current assets                     9,611,226           9,048,400

Vineyard development cost, net           1,481,555           1,526,073
Property and equipment, net              3,969,677           4,037,160
Debt issuance costs, net                    30,046              35,410
Other assets                                79,126              80,071
                                        __________          __________
Total assets                           $15,171,630         $14,727,114
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long term debt    $   283,334         $   283,334
  Accounts payable                         825,095             811,141
  Accrued expenses                         345,592             348,169
  Income taxes payable                      62,527             344,987
  Grapes payable                           281,331             471,873
                                        __________          __________
Total current liabilities                1,797,879           2,259,504

Long-term debt                           1,774,182           1,986,531
Deferred rent liability                    182,704             164,771
Deferred gain                              418,143             442,214
Deferred income taxes                      148,000             148,000
                                        __________          __________
Total liabilities                        4,320,908           5,001,020
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,784,702 and 4,660,202
  shares issued and outstanding at September 30,
  2006 and December 31, 2005             7,893,287           7,613,222
Retained earnings                        2,957,435           2,112,872
                                        __________          __________
Total shareholders' equity              10,850,722           9,726,094
                                        __________          __________
Total liabilities and shareholders'
equity                                 $15,171,630         $14,727,114
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2006          2005         2006          2005
                   __________    __________   __________    __________
Net revenues
  Case revenue    $ 3,293,144   $ 3,609,228  $10,414,158   $ 9,394,542
  Custom crush-facility lease-
    bulk revenue       14,899         8,828       32,485       111,090
                   __________    __________   __________    __________
Total net revenues  3,308,043     3,618,056   10,446,643     9,505,632

Cost of sales
  Case              1,745,683     1,944,787    5,476,376     5,106,703
  Bulk                      -             -        4,631        55,926
                   __________    __________   __________    __________
Total cost of sales 1,745,683     1,944,787    5,481,007     5,162,629

Gross profit        1,562,360     1,673,269    4,965,636     4,343,003

Selling, general and administrative
  expenses          1,160,318     1,085,852    3,490,063     3,047,836
                   __________    __________   __________    __________
Net operating
  income              402,042       587,417    1,475,573     1,295,167

Other income (expense)
  Interest income      19,729           349       42,885           775
  Interest expense    (41,667)      (57,355)    (127,750)     (175,735)
  Other income
    (expense)               -             -       16,895        17,336
                   __________    __________   __________    __________
Net income before
  income taxes        380,104       530,411    1,407,603     1,137,543

Income tax            152,041       212,165      563,040       455,018
                   __________    __________   __________    __________
Net income            228,063       318,246      844,563       682,525

Retained earnings beginning of
  period            2,729,372     1,320,212    2,112,872       955,933
                   __________    __________   __________    __________
Retained earnings
  end of period   $ 2,957,435   $ 1,638,458  $ 2,957,435   $ 1,638,458
                   ==========    ==========   ==========    ==========
Basic earnings per
  common share    $       .05   $       .07  $       .18   $       .15

Diluted earnings per
  common share    $       .05   $       .07  $       .17   $       .15

Weighted average number of
basic common shares
outstanding         4,781,055     4,514,635    4,722,636     4,498,019

Weighted average number of
diluted common shares
outstanding         4,978,955     4,621,115    4,920,536     4,604,499


The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                        Nine months ended September 30,
                                            2006                2005
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   844,563        $    682,525
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            404,748             422,355
  Loss on disposal of fixed assets               -                   -
  Stock based compensation expense          25,170               9,610

Changes in assets and liabilities:
  Accounts receivable trade                769,184            (145,726)
  Inventories                              888,430           1,169,566
  Prepaid expenses and other
    current assets                        (221,889)            (12,336)
  Note receivable                                -               5,000
  Other assets                                 945               1,806
  Accounts payable                          13,954             280,751
  Accrued expenses                          (2,577)           (251,352)
  Income taxes payable                    (282,460)            (23,800)
  Grape payables                          (190,542)           (240,566)
  Deferred rent liability                   17,933              24,739
  Deferred gain                            (24,071)            (24,071)
                                        __________          __________
Net cash provided by
  operating activities                   2,243,388           1,898,491
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment     (270,456)           (193,101)
  Vineyard development expenditures        (16,927)           (171,095)
                                        __________          __________
Net cash used in investing activities     (287,383)           (364,196)
                                        __________          __________

Cash flows from financing activities:
  Debt issuance costs                            -              (4,622)
  Net (decrease) increase in line of
    credit balance                               -          (1,232,251)
  Proceeds from stock options exercised    254,895             100,249
  Repayments of distributor obligation           -          (1,500,000)
  Issuance of long-term debt                     -           1,500,000
  Repayments of long-term debt            (212,349)           (748,351)
                                        __________          __________
Net cash used in
  financing activities                      42,546          (1,884,975)
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                       1,998,551            (350,680)

Cash and cash equivalents:
  Beginning of period                      415,591             851,492
                                        __________          __________
  End of period                        $ 2,414,142         $   500,812
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information as of December 31, 2005 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended
December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended
December 31, 2005, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any portion thereof.

The Company has a single operating segment consisting of the retail, instate self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 197,900 shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2006. Total potentially dilutive shares of 106,480 shares are included in the computation of dilutive earnings per share for the three and nine months ended
September 30, 2005.


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




The following table presents information on stock options outstanding for the periods shown:
                         Three months ended      Nine months ended
                         September 30, 2006      September 30, 2006
                           _______________         _______________
                                  Weighted                Weighted
                                   Average                 average
                                  Exercise                exercise
                           Shares   price          Shares   price
Outstanding at
    beginning of period   530,500  $ 3.82         609,500  $ 3.57
  Granted                       -       -               -       -
  Exercised               (30,500) $ 1.71        (109,500) $ 1.85
  Forfeited                     -       -               -       -
                          --------                --------
Outstanding at
    end of period         500,000  $ 3.95         500,000  $ 3.95
                          ________                ________


The following table presents information on stock options outstanding for the periods shown:
                           Three months ended     Nine months ended
                           September 30, 2006     September 30, 2005
                           __________________     __________________
Intrinsic value of options
    exercised in the period        $  179,550             $   90,807
Stock options fully vested and
    expected to vest
  Number                     500,000                491,500
  Weighted average exercise
    Price                          $     3.95             $     2.71
  Aggregate intrinsic value        $  881,756             $1,140,536
  Weighted average contractual
    term of options                7.17 years             7.89 years

Stock options vested and
    Currently exercisable
  Number                     451,100
  Weighted average exercise
    Price                          $     3.99
  Aggregate intrinsic value        $  775,560
  Weighted average contractual
    term of options                7.04 years


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

                                       September 30, 2006
                                            __________

Risk Free interest rates                         4.26%
Expected dividend                                   0%
Expected lives, in years                         5-10
Expected volatility                                46%

The Company expenses stock options on a straight line basis over the options' related vesting term. For the three and nine months ended September 30, 2006, the Company recognized pretax compensation expense related to stock options of $8,390 and $25,170, respectively. The following table, presented to aid the reader's ability to compare the relevant periods from 2005 if the Company had applied FASB123R to such periods in the same manner as the Company applied FASB123R in the current periods, illustrates the effect on net income and earnings per share if the fair value method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

                                  Three Months Ended  Nine Months Ended
                                           September 30, 2005
                                        (unaudited)      (unaudited)
                                        __________       __________

Net income, as reported                $   318,246      $   682,525

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                            -                -

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                  (64,199)        (192,597)
                                        __________       __________

Pro forma net income                   $   254,047      $   489,928

Earnings per share:
  Basic - as reported                  $      0.07      $      0.15
  Basic - pro forma                    $      0.06      $      0.11

  Diluted - as reported                $      0.07      $      0.15
  Diluted - pro forma                  $      0.05      $      0.11




During the three months ended September 30, 2006, the following transactions related to stock option and warrant exercise occurred:
                                          Exercise
                               Shares       price

  Stock Options Exercised      25,000     $ 1.75
                                4,000       1.5625
                                1,500       1.50



3) INVENTORIES BY MAJOR CLASSIFICATION ARE SUMMARIZED AS FOLLOW:

                                       September 30,       December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    34,542         $   223,389
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,715,590           1,790,472
Finished goods (bottled wines            4,312,431           4,937,132
  and related products)                 __________          __________

Current inventories                    $ 6,062,563         $ 6,950,993
                                        ==========          ==========


4) PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                       September 30,       December 31,
                                            2006                2005
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   787,454         $   769,644
Winery building and hospitality center   4,751,930           4,707,802
Equipment                                4,184,170           3,975,652
                                        __________          __________
                                         9,723,554           9,453,098

Less accumulated depreciation           (5,753,877)         (5,415,938)
                                        __________          __________
                                       $ 3,969,677         $ 4,037,160
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

Critical Accounting Policies:

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Except with respect to accounting for stock-based compensation expenses (see Note 2 of Notes to Financial Statements, above), such policies were unchanged during the three and nine months ended September 30, 2006.

Overview

Demand for Willamette Valley Vineyards Pinot Noir and Pinot Gris continues to exceed available inventories. The Company has and continues to receive orders from its distributors it cannot completely fill, rather all available inventory has been fairly allocated to each distributor based upon their historical sales.

The lack of available inventory is a result of high demand experienced in the recent past and of previous sales made to distributors which has drawn down available supplies.

Management continues to develop both short and long term wine grape and wine supplies to address this demand. This year's harvest aided our effort by producing higher quality and volumes, approximately 20% more than expected in tonnage.

Continued awareness of the Company and its wines was enhanced by national and regional media coverage.

The Winery's founder and CEO, Jim Bernau presented Oregon Pinot Noirs to the Smithsonian Institution's wine program in Washington DC this October. Scott Greenberg of the DC Examiner recommended the '04 Willamette Valley Estate Pinot Noir in his November 9th column. Food columnist Dick Rosano of the Washington Post recommended our '05 Whole Cluster Pinot Noir in a food pairing and northwest wine critic and publisher of the Wine Iconoclast, Robert Mayfield recommended the '02 Willamette Valley Vineyards '02 Signature Cuvee Pinot Noir in his November 9th column for the Statesman Journal.

The Wine Spectator magazine, in its October 31st issue, named the Willamette Valley Vineyards '05 Pinot Gris as one of the Top 100 Wine Values in the World. Wine and Spirits magazine published a 91 score for this wine in its August issue. Washington Times wine writer Paul Lukas called it "the best white" of the Seattle Enological Society Wine Competition. The winery's '05 Whole Cluster Pinot Noir was recommended by national wine author Leslie Sbrocco for Thanksgiving in her new book, "Simple and Savvy Wine Guide".

The Winery continues to receive national and regional attention for its sustainable practices. In the September/October issue of Sierra Magazine, the winery's employee biofuel policy was highlighted in the article "Grape Vine." The Winery was featured for its biofuel program on the front page of the September 27th edition of The Oregonian newspaper Business section in the article "Perks take Greener Shade." On October 10th, the Portland Tribune published a feature on Willamette Valley Vineyards, highlighting the Winery's use of biofuel and our sustainable farming practices, as did the Capital
Press in their November 3rd issue.

The Company was included as one of Oregon's top 50 public companies on the front page of the Business Section in the July 2nd issue of The Oregonian newspaper and featured as the state's highest performing public common stock for the first 6 months of 2006. Forbes Magazine, in its November issue named the Company as one of the 200 Best Small Companies in America. Salem Monthly readers voted the Winery as "Best Winery" in their July issue.

The Winery received much attention from local TV news stations during harvest, appearing on KOIN, KATU, and KGW. The Company's annual Oregon Grape Stomp Championship was a feature on both KATU AM Northwest and KGW, as well as being featured in the September/October Home & Lifestyle magazine, a publication of the Statesman Journal.


RESULTS OF OPERATIONS

Revenue

Winery Operations
The Company's revenues from winery operations are summarized as follows:

                      Three months ended         Nine months ended
                         September 30,              September 30,
                      2006          2005         2006          2005
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income    $   559,669   $   514,424  $ 1,367,837   $ 1,308,431
On-site and off-site
 festivals             38,600        17,504       88,685        65,617
In-state sales      1,834,900     1,751,116    5,102,144     4,777,055
Out-of-state sales    942,395     1,458,141    4,117,865     3,490,478
Bulk wine/
 Misc. sales           14,900         8,828       32,485       111,090
                   __________    __________   __________    __________
Total Revenue       3,390,464     3,750,013   10,709,016     9,752,671

Less Excise Taxes      82,421       131,957      262,373       247,039
                   __________    __________   __________    __________
Net Revenue       $ 3,308,043   $ 3,618,056  $10,446,643   $ 9,505,632
                   ==========    ==========   ==========    ==========

Net revenues for the three months ended September 30, 2006 decreased $310,013, or 9%, compared to the corresponding period in the preceding year. This decrease is due primarily to the decrease in out-of-state sales during the 3 months ended September 30, 2006 as a result of inventory constraints. Net revenue for the nine months ended September 30, 2006 increased $941,011, or 10%, compared to the corresponding prior year period. This increase is due primarily to the increases in out-of-state sales and in-state sales.

Tasting room sales and rental income for the three months ended September 30, 2006 increased $45,245, or 9%, compared to the corresponding prior year period, primarily as a result increased purchases in the tasting room and increased key customer phone sales. Tasting room sales increased during the nine months ended September 30, 2006 $59,406, or 5% due primarily to increased purchases in the tasting room.

Sales in the state of Oregon, through the Company's wholesale department, Bacchus Fine Wines, increased $83,784, or 5%, in the three months ended September 30, 2006, compared to the corresponding prior year period. The Company's direct instate sales to its largest customer increased $47,099, or 18%, in the three months ended September 30, 2006, over the comparable prior year period. These increases are largely the result of the increased sales of the wholesale department's portfolio of brands produced by wineries outside of Oregon, driven by the Company's largest instate customer. Sales of Company produced products by this department decreased during the third quarter.
Sales in the state of Oregon, through Bacchus Fine Wines increased $325,089, or 7%, in the nine months ended September 30, 2006, compared to the corresponding prior year period. This increase is largely the result of increased sales of the broader product lines presented and increased product placements through the development of the wholesale department's portfolio of brands produced by wineries outside of Oregon.

Out-of-state sales in the three months ended September 30, 2006 decreased $515,746, or 35%, over the comparable prior year period. The decreased sales are primarily the result of inventory constraints. Out-of-state sales in the nine months ended September 30, 2006 increased $627,387, or 18%, over the comparable prior year period. This increase is due primarily to the higher sales in the first six months of 2006 that were primarily a result of strong demand for the Company's varietals, significant sales efforts undertaken by the Company's out-of-state sales force and depletion allowances on particular products, resulting in significant by-the-glass restaurant placements.

Excise taxes

The Company's excise taxes for the three months ended September 30, 2006 decreased 38% compared to the corresponding prior year period. This was due primarily to decreased sales, thereby decreasing overall sales volumes and taxes calculated based on volume during the three months ended September 31, 2006. The Company's excise taxes for the nine months ended September 30, 2006 increased 6% as compared to the corresponding prior year period. This was due primarily to the increased sales, thereby increasing overall sales volumes and taxes calculated based on volume.


Gross Profit

Winery Operations

As a percentage of net revenue, gross profit increased to 47% in the three months ended September 30, 2006, compared to 46% in the comparable prior year period. As a percentage of net revenue, gross profit increased to 48% in the nine months ended September 30, 2006, compared to 46% in the comparable prior year period. The revenue generated by the sale of the Company's higher margin products to out-of-state distributors, and the select, upward price adjustments used to address inventory constraints, in the nine months ended September 30, 2006, reversed the trend of decreasing margins in prior periods. While the Company is continuing to focus on improving distribution of higher margin products as well as reducing grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will erode gross margins due to the lower margins associated with selling those brands. While gross margin may erode due to such representation, the Company does not anticipate that net income attributable to those sales will follow that trend.


Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and nine months ended September 30, 2006 increased 7% and 15%, respectively, compared to the corresponding prior year periods. These increases are due primarily to higher fixed Oregon wholesale sales and delivery costs, increased shipping and fuel costs, and expenses related to the investment in building a professional staff and sales mechanism to support anticipated production volumes. As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 35% for the three months ended
September 30, 2006, compared to 30% for the comparable prior year period, primarily as a result of increased expenses. As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 33% for the nine months ended September 30, 2006, compared to 32% for the comparable prior year period.


Interest Income, Other Income and Expense

Interest income increased to $19,729 and $42,885, respectively, for the three and nine months ended September 30, 2006, compared to $349 and $775 for the corresponding prior year periods. Interest income increased primarily to the Company's increased deposits in interest bearing accounts. Interest expense decreased 27% for both the three and nine months ended September 30, 2006 compared to the corresponding prior year periods. Interest costs were lower primarily due to less debt outstanding during the period.

Other income for the three and nine months ended September 30, 2006 was an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2005, in the amount of $16,895, received in the first quarter of 2006, compared to $17,336, received from Farm Credit Services for interest paid on the Company's long-term debt in 2004, during the first quarter of 2005.


Income Taxes

Income tax expense was $152,041 and $563,040, respectively, for the three and nine months ended September 30, 2006, compared to $212,165 and $455,018, respectively for the prior year periods due to the Company's net profit for the three and nine months ended September 30, 2006. The Company's estimated tax rate for the three and nine months ended September 30, 2006 and 2005 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and nine months ended September 30, 2006 was $228,063 and $844,563, or $0.05 and $0.17
per diluted share, respectively, compared to net income of $318,246 and $682,525, or $0.07 and $0.15 per diluted share, respectively, in the comparable prior year periods.

Liquidity and Capital Resources

At September 30, 2006, the Company had a working capital balance of $7.8 million and a current ratio of 5.35:1. At December 31, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.00:1. The Company had a cash balance of $2,414,142 at September 30, 2006, compared to a cash balance of $415,591 at December 31, 2005. The increase in cash was primarily due to the Company's increased revenue and collection of accounts receivable.

Total cash provided by operating activities in the nine months ended
September 30, 2006 was $2,243,388, compared to $1,898,491 for the corresponding prior year period, primarily due to an increase in net income, collection of receivables, and conversion of inventory to cash through sales in the nine months ended September 30, 2006 compared to the prior year period. Cash provided by operating activities in the nine months ended September 30, 2006 consisted of net income of $844,563, plus depreciation of $404,748, plus changes in assets and liabilities and other non-cash charges of $994,077.

Total cash used in investing activities in the nine months ended September 30, 2006 was $287,383, compared to $364,196 in the prior year period. Cash used in investing activities consisted of property and equipment additions.

Total cash provided by financing activities in the nine months ended September 30, 2006 was $42,546, compared to $1,884,975 used in financing activities in the prior year period. Cash provided by financing activities primarily consisted of stock option proceeds offset by payments on the long term debt.

At September 30, 2006, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of September 30, 2006, the Company was in compliance with all of the financial covenants.

At September 30, 2006, the Company had a total long-term debt balance of $2,057,516 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, complete the storage facility, and purchase Tualatin Vineyards.

At September 30, 2006, the Company owed $281,331 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable needs.



ITEM 3
Controls and Procedures

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the three and nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


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

(a)	The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by Moss Adams, our independent accountants, during the calendar year ending December 31, 2006:

		- Income tax advisory services related to: income tax returns

(b)	There were no material changes in the procedures by which security holders may recommend nominees to the Board of Directors during the three months ended September 30, 2006.

Item 6.	Exhibits

The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: Nov 14, 2006       By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: Nov 14, 2006       By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller



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