Form 10KSB
period 2006-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2007-04-02
CIK 838875

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Issuer's revenues for its most recent fiscal year:    $14,916,072

Aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the closing price of such stock as of March 30, 2007:
$33,496,963

Number of shares of Common Stock outstanding as of March 30, 2007: 4,805,877

DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format:     YES [ ] No [X]


ITEM 1.     DESCRIPTION OF BUSINESS.

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, where the Company's Turner Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon. The Company's wines are made from grapes grown on the 538 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are crushed, fermented and made into wine at the Company's Turner winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 120 acres near Forrest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship and its largest selling varietal in 2006, $19 to $50 per bottle; Chardonnay, $16 to $25 per bottle; Pinot Gris, $16 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $12 to $10 per bottle (all bottle prices included herein are the suggested retail prices). The Company's mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand's flagship, $35 per bottle; Merlot, $30 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $38 per bottle; The Griffin (a Bordeaux blend), $60 per bottle; and Viognier, $25 per bottle. This brand's mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS and GRIFFIN CREEK marks.


Market Overview

Wine Consumption Trends: Beginning in 1994, per capita wine consumption began to rise. U.S. wine consumption rose 2.1 percent in 2005, continuing a decade-long trend of steady growth. Per capita consumption inched up as well, reaching 2.2 gallons per American, the highest level since 1988. Total wine sales in the United States continue to grow in the single digits; research has shown that much of this sales growth is coming from younger consumers. Data released by Wine Market Council in 2006, for example, showed younger consumers, in particular, drinking either less beer and less spirits (or both) but at the same time drinking more wine. According to the Nielson Company's Beverage Alcohol Annual Snapshot, in the 52 weeks ended January 13, 2007, Pinot Noir sales in particular grew 20.3 percent in dollars, while Pinot Gris and Riesling grew 17.9 and 25.2 percent, respectively.

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. By 2006 there were 350 commercial wineries licensed in Oregon and over 15,600 acres of wine grape vineyards, 12,600 acres of which are currently producing. Total production of Oregon wines in 2006 is estimated to be approximately 2.1 million cases. Oregon's entire 2006 production has an estimated retail value of approximately $432.9 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $216.5 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grape-vines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2006, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are on and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site.

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


Vineyard

The Company now owns, leases or contracts for 538 acres of vineyard land. At full production, we anticipate these vineyards will enable the Company to grow approximately 85% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (124,000 cases).

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

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leasebacks of portions of the property in December 1999 and
2004) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate.

Grape Supply. In 2006, the Company's 48 acres of producing estate vineyard yielded approximately 162 tons of grapes for the Winery's sixteenth crush. Tualatin Vineyards produced 551 tons of grapes in 2006. Belle Provenance Vineyards produced 151 tons of grapes in 2006. In 2006, the Company purchased an additional 624 tons of grapes from other growers. The Winery's 2006 total wine production was 192,772 gallons (81,081 cases) from its 2005 and 2006 crushes. The Company expects to produce 225,000 gallons in 2007 (94,600 cases). The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements. The Company has also entered into a grape purchase contract with a certain director or their respective affiliates of the Company.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot Gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015, with the first crop expected in 2007. In 2006, the Company entered into a long-term grape purchase agreement with the same Willamette Valley wine grape growers whereby the grower agreed to plant 100 acres of Pinot Noir, 50 acres of Pinot Gris and 20 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2016, with the first crop expected in 2008. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year. We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown - the amount of grapes produced in any given year. If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year. Failure of the Grower to comply with the provisions of the contracts would constitute a default, allowing the Company to recover damages, including expected lost profits. The Company has no right to use of the underlying properties. These new long-term grape purchase agreements will increase the Company's supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

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


Winery

Wine Production Facility. The Company's Winery and production facilities are capable of producing up to 104,000 cases (247,000 gallons) of wine per year, depending on the type of wine produced. In 2006, the Winery produced 192,772 gallons (81,081 cases) from its 2005 and 2006 crushes. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Mortgages on Properties. The Company's winery facilities in Turner are subject to one mortgage with a principal balance of $1,489,008 at December 31, 2006. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $362,000 annually through 2012.

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

The Company's recent annual grape harvest and wine production is as follows:

             Tons of
             Grapes      Production               Cases
Crush Year   Crushed        Year                 Produced

2002         1091           2002                 110,063
2003          917           2003                  92,208
2004          994           2004                  73,212
2005         1132           2005                  72,297
2006         1488           2006                  81,081


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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2006, direct sales contributed approximately 14% of the Company's revenue.

Self-Distribution. The Company has established a self-distribution wholesale system, called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program. Company-provided trucks and delivery drivers support most of these sales representatives. The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 1,200 restaurant and retail accounts established as of December 31, 2006.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast and southern Oregon. For 2006, approximately 49% of the Company's net revenues were attributable to self-distribution.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received "Excellent" to "Recommended" reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers' and restaurants' demand and the Company believes that additional production capacity is needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 298,000 gallons (124,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.


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


Employees

As of December 31, 2006 the Company had 96 full-time employees and 6 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company's employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2006.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Capital Market (formerly known as the NASDAQ Small Cap Market) under the symbol "WVVI." As of December 31, 2006, there were 2,852 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company's Common Stock as reported on the Capital Market. The Company's Common Stock began trading publicly on September 13, 1994.

Quarter Ended

           3/31/06        6/30/06       9/30/06        12/31/06
High        $7.56          $9.17         $8.83           $7.45
Low         $4.97          $5.90         $5.71           $5.71

Quarter Ended

           3/31/05        6/30/05       9/30/05        12/31/05
High        $3.45          $4.53         $5.46           $8.92
Low         $2.74          $3.11         $3.49           $4.44

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

Equity compensation
plans approved by     495,000               $3.94               104,476
security holders

Equity compensation
plans not approved         -                $  -                     -
by security holders

Total                 495,000               $3.94               104,476

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.


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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Willamette Valley Vineyards' financial statements, which have been prepared in accordance with generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based upon the information available. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, investments, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Amounts paid by customers to the Company for shipping and handling expenses are included in the net revenue. Expenses incurred for shipping and handling charges are included in selling, general and administrative expense. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling expenses as a cost of goods sold. Shipping and handling costs are included in general and administrative expenses.


OVERVIEW

RESULTS OF OPERATIONS

The Company produced its highest annual earnings to date despite significant constraints on inventory. Revenues increased by 9% to $14,916,072, net earnings by 12% to $1,291,774, and diluted earnings per share to 26 cents from 25 cents, compared to the prior year.

These historical results were due principally to production, out-of-state sales and marketing staffs working closely together to organize preorders and ship when the wine was ready to release. The winery continued to receive distributor orders in excess of its supply of Pinot Noir and Pinot Gris. In addition, the gross margins received from the sales of the winery's produced wines rose to 58% in 2006 compared to 56% for 2005.

Out-of-state distributor sales revenue increased 15% for the year ended December 31, 2006 as compared to the prior period and generated the lion's share of the increase in net profit. Retail sales increased 7% and generated positive contribution to net income growth. The Oregon Wholesale Department called Bacchus Fine Wines produced an increase of 18% in the sales of purchased wine from other wineries but a reduction in sales in winery produced products. As a result, this Department's contribution to net earnings as compared to the prior year was lower. The Board of Directors and Management are taking steps to improve Oregon wholesale operations by purchasing a state-of-the-art sales tracking system, strengthening Oregon marketing support and adding a new Oregon Brand Manager to be focused exclusively on winery produced wines all to be in place by mid-year 2007.

The Company used $509,190 of the cash generated from net earnings and reduction in wine inventories to payoff the mortgage on the Tualatin Estates vineyard and winery. The winery had a zero credit line balance at December 31, 2006.

Sales

In the year ended December 31, 2006, the Company sold approximately 1,400 cases of Estate Pinot Noir, 28,300 cases of Willamette Valley Pinot Noir (vintage level), 2,100 cases of Barrel Select Pinot Noir, 12,200 cases of Whole Cluster Pinot Noir, 16,600 cases of Pinot Gris and 13,800 cases of Riesling.

The Company has or plans to bottle 2,500 cases of '06 Estate Pinot Noir, 25,000 cases of '06 Willamette Valley Pinot Noir (vintage level), 4,800 cases of '04 Barrel Select Pinot Noir, 16,500 '06 cases of Whole Cluster Pinot Noir, 21,000 cases of '06 Pinot Gris and 20,000 cases of '06 Riesling in December of 2006 and in 2007. In December 2006, 2,592 cases of the '06 Whole Cluster Pinot Noir and 258 cases of the '06 Pinot Gris were sold.

The Company sold a total of 100,280 cases of its own wine in 2006, of which 74,400 were the above listed varieties. The 2006 harvest produced 1,495 tons of wine grapes. Fortunately, the 2006 harvest yielded higher quality and volumes, approximately 20% more than expected. The expected '06 vintage yield is expected to produce approximately 109,667 cases, including a few selected bulk wine purchases.

Wine Inventory

Management has taken steps to address inventory shortages relative to orders by increasing production through additional plantings in 2006 of 5 acres, contracting for an additional 170 new acres of wine grapes on a long-term basis, and in 2007, providing a loan to a key grower for vineyard establishment costs and leasing the 60 acre Elton Vineyard in the Eola Hills. Elton Vineyard is regarded as one of Oregon's best sources of Pinot Noir wine grapes. This lease is for a 10 year term with four 5 year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

These actions bring to a total of 538 acres of vineyard owned, leased or contracted by the Company, with 282 of those acres recently planted and not productive. The total acres of Pinot Noir are 235, of which 105 are young, non-productive vines; Pinot Gris 122 and 105; Riesling 95 and 70 respectively.

Management expects to plant an additional 7 acres of Pinot Noir in 2007. The Company continues to allocate its Pinot Noir and Pinot Gris to distributors to fairly apportion available supplies. Management expects the shortage of these products to limit the potential for growth until such time as current plantings mature.

Production Capacity

In addition to securing additional wine grape supplies, Management is expecting to purchase capital assets at a significantly higher level in 2007 than in past years.  Purchases will be made to address future production requirements
based on the expected increases in wine grape quantities.   Management is
planning for increasing production capacity with the expectation additional construction and equipment expenses will be made through 2009. The Company is required to install additional water storage capacity on the Turner property and fire sprinklers in its 20,000 square foot wine warehouse, which will also require significant capital investment in 2007.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2006.

The Willamette Valley Vineyards Pinot Noir was named among the most popular Pinot Noirs in Wine & Spirits magazine 17th annual restaurant poll in April and nationally acclaimed wine author and teacher, Kevin Zraly, recommended the winery's Pinot Noir in his new book "American Wine Guide" as one of his top picks. The 2004 Pinot Noir received 88 points in Stephen Tanzer's International Wine Cellar. In June, this wine was recommended in the Chicago Tribune article "Mixed case of wine can give newlyweds years of memories" by writer Bill Daley. In addition, it was featured in the December issue of Instyle magazine as one of Jaime Pressley's (star of My Name Is Earl) "Guilty Pleasures".

The '04 Estate Pinot Noir was listed as one of the "Top Oregon Pinots" in the 2006 summer edition of Luxury Living Magazine and received 90 points from nationally known wine writer Anthony Dias Blue in the March 2007 issue of Virtuoso Life magazine. Scott Greenberg of the DC Examiner also recommended the wine as did Food and Wine Magazine in their 2007 Food and Wine Guide rating it as "excellent".

The April 2007 issue of Wine Enthusiast magazine recommends the '05 Pinot Noir 88 points and '05 Estate Pinot Noir 89 points. In her newest book "The Simple and Savvy Wine Guide" wine expert, Leslie Sbrocco, recommends the winery's Whole Cluster Pinot Noir as a great wine for Thanksgiving and the 2005 Whole Cluster Pinot Noir is recommended in the December '06 issue of "Everyday with Rachael Ray" by acclaimed author Mark Oldman.

The winery's style of Pinot Gris continues to receive rave reviews. The 2005 Pinot Gris won the Pacific Coast Oyster Wine competition, 5 gold medals and a platinum award from other key national competitions. The October '06 issue of Wine Spectator named it as one of world's top "100 Great Value Wines" and Wine & Spirits magazine gave it a score of 91 pts in its August '06 issue. Wine writer Paul Lukacs named it "wine of the week" in his August 16th Washington Times column and "the best white" of the Seattle Enological Society Wine Competition. The Oregonian called attention to the wine's success with a photograph of the wine bottle draped in medals on its front page under the newspaper's banner on March 7, 2007.

The winery's 2006 national wine dinner campaign with McCormick & Schmick's restaurants was highly successful resulting in many local stories including a podcast with Tim Elliott of winecast.net and a radio show with Laurie Forster,
"The Wine Coach."   The 2nd annual "Why I Love Oregon Pinot Noir" essay
contest ran in conjunction with these dinners and received 643 written entries. Together, these campaigns identified a large number of passionate Pinot Noir enthusiasts.

The winery continues to receive attention from their appearance on Food Network's "$40 a Day" with Rachael Ray. The episode featuring the winery aired throughout 2006 and continues in 2007. PBS Chef's Caprial and John matched Willamette Valley Vineyards wines with food on their shows including in the episode "Lessons from the Wine Cave" taped in the winery's cellar.

The winery's founder and CEO, Jim Bernau presented Oregon Pinot Noirs to the Smithsonian Institution's wine program in Washington DC.

The winery's sustainable initiatives have garnered much media attention throughout 2006. In the December/January 2006 issue of Wine Spectator the winery's biofuel policy was featured in the article "Want Fries with that Pinot?" and on February 12th, the Associated Press carried a story that
highlighted the winery's biofuel use.   In September, the winery was featured
on the front page of the Oregonian's business section in the article "Perks take Greener Shade." A similar story appeared in the Portland Tribune,
Capital Press and Wines & Vines magazine.   Sierra magazine highlighted WVV's
biofuel policy in their Sept/Oct issue in the section called "Grape Vine."

The company business successes were highlighted by The Oregonian as one of Oregon's top 50 public companies on the front page of the Oregonian's Business section July 2nd and featured the Company's stock as the state's highest performing for the first six months of 2006. The company was also listed as one of Forbes' magazines "Top 200 Small Businesses in America" in their November issue. The winery received the "Agri-Business of the Year Award" for 2006 from the Salem Chamber of Commerce and was also voted as the best place to hold a wedding in Oregon Bride Magazine.

In 2006, Gerry Frank presented CEO Jim Bernau with the Crystal Stem Award at the Private Bite of Oregon Ceremony for Special Olympics citing the winery's excellence in wine and public service. Mr. Bernau was selected as a finalist for Ernst and Young's "Entrepreneur of the Year" awards program in 2006.

The winery received much attention from local news stations throughout the year. In May, both KATU and KGW news teams ran stories on WVV's first
quarter report.    The annual Oregon Grape Stomp Competition was featured on
KATU news and KGW and the 2007 Mo's Crab and Chowder festival was featured on KGW.com with Drew Carney.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. In the past, the Company has reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2007. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.


The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

              Fiscal 2006 Quarter Ended  Fiscal 2005 Quarter Ended
                     (in thousands)          (in thousands)
                  3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
Tasting room and
retail sales    $  379 $  429 $  560  $  607 $  334 $  460 $  514  $  535
On-site and off-site
festivals           36     14     38      17     46      2     18       8
In-state sales   1,548  1,719  1,835   2,367  1,237  1,789  1,751   2,298
Bulk/Grape sales     9      9     15       8     90     12      9      10
Out-of-state
sales            1,824  1,352    942   1,569    722  1,311  1,458   1,446
Total winery
revenues        $3,796 $3,523 $3,390  $4,568 $2,429 $3,574 $3,750  $4,297


Period-to-Period Comparisons

Revenue. The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)
                                     2006         2005

Tasting room and retail sales     $ 1,975      $ 1,843
On-site and off-site festivals        105           74
In-state sales                      7,469        7,075
Bulk /Grape Sales                      41          121
Out-of-state sales                  5,687        4,937
Revenues from winery operations   $15,277      $14,050

Less Excise Taxes                     361          382

Net  Revenue                      $14,916      $13,668


2006 Compared to 2005

Tasting room and retail sales for the year ended December 31, 2006 increased $132,498, or 7%, as compared to the corresponding prior year period. Tasting room sales increased during the year ended December 31, 2006, due primarily to increased customer traffic flows at the Company's winery tasting room, and a 12% increase in purchases in the tasting room. The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department. The Company experienced an increase in revenue during 2006 in on-site and off-site festivals revenue of 42%, or $30,902 as compared to the same period in 2005. This increase is due primarily to the improved attendance of on-site and off-site events.

Sales in the state of Oregon, through the Company's independent sales force and through direct sales from the winery increased $393,386, or 6%, in the year ended December 31, 2006, as compared to the corresponding prior year period. Sales through the Company's independent sales force alone for the year ended December 31, 2006 increased $379,511, or 6%, as compared to the prior year period. The Company's direct instate sales to its largest customer increased $13,875, or 1%, in the year ended December 31, 2006, as compared to the prior year period. These increases are largely the result of the broader product lines presented and increased product placements through the development of Bacchus Fine Wines.

Out-of-state sales in the year ended December 31, 2006 increased $750,316, or 15%, as compared to the prior year period. The higher sales are primarily a result of strong demand for the Company's varietals, significant sales efforts undertaken by the Company's out-of-state sales force and depletion allowances on particular products, resulting in significant by-the-glass restaurant placements. The Pinot Noir variety led sales in 2006.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company's excise taxes for the year ended December 31, 2006 decreased 6% as compared to the prior year period. This was due primarily to the decreased sales, by volume, in the year ended December 31, 2006 as compared to the prior year period, thereby decreasing overall sales volumes and taxes calculated based on volume. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit remained 47% in the year ended December 31, 2006, the same as in the prior year period. While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will further erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that net income will follow that trend.

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2006 and 2005, approximately $83,000 and $79,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2006 increased 7% compared to the prior year period. This increase is due primarily to increased staffing and employee benefit expenses. As a percentage of net revenue from winery operations, however, selling, general and administrative expenses decreased to 31% for the year ended December 31, 2006, as compared to 32% for the prior year period, primarily as a result of increased revenues.

The Company's other income (expense) is summarized as follows:

                                                Year Ended December 31
                                                 2006          2005
                                              __________    __________

Farm Credit interest
 rebate                                           16,895        17,336
                                              __________    __________
Other income
 (expense)                                   $    16,895   $    17,336


Interest expense decreased 27% or $64,093 in the year ended December 31, 2006 as compared to the prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

The provision for income taxes and the Company's effective tax rate were $889,621 and 41% of pre-tax income in the year ended December 31, 2006 with $628,261 or 35% of pre-tax income recorded for the prior year period.

As a result of the above factors, net income increased to $1,291,774 in the year ended December 31, 2006 from $1,156,939 for the prior year period. Earnings per share were $0.27 and $0.26, in the years ended December 31, 2006 and 2005, respectively.


Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital balance of $7.8 million and a current ratio of 4.28:1. At December 31, 2005, the Company had a working capital balance of $6.8 million and a current ratio of 4.00:1. The Company had a cash balance of $1,612,470 at December 31, 2006 compared to a cash balance of $415,591 at December 31, 2005. The increase in cash was primarily due to the decreased use of cash for debt reduction.

Total cash provided by operating activities in the year ended December 31, 2006 was $2,192,986, compared to $2,570,841 for the prior year period, primarily as a result of the change in the conversion of inventory to cash through sales in the year ended December 31, 2006 compared to the prior year period.

Total cash used in investing activities in the year ended December 31, 2006 was $495,145, compared to $371,073 in the prior year period. Cash used in investing activities consisted of property and equipment additions and vineyard development costs.

Total cash used in financing activities in the year ended December 31, 2006 was $500,962, compared to $2,635,669 in the prior year period. Cash used in financing activities primarily consisted of payments on the long-term debt, offset by the proceeds of stock option exercises.

At December 31, 2006, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of December 31, 2006, the Company was in compliance with all of the financial covenants.

As of December 31, 2006, the Company had a total long-term debt balance of $1,489,008 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity, and complete the storage facility.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long-term needs.

The Company's contractual obligations as of December 31, 2006 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

                                     Payments Due by Period
                   __________________________________________________________
                      Total    Less than   1-3 years   4-5 years     After 5
                                 1 year                               years
                   __________  __________  __________  __________  __________

Long-term debt and
 capital lease
 obligations      $ 1,489,008 $   251,437 $   565,929 $   661,817 $     9,825
Grape Payables        481,590     445,706      35,884           -           -
Operating Leases    2,526,412     158,083     360,547     375,203   1,632,579
                   __________  __________  __________  __________  __________
Total Contractual
 Obligations      $ 4,497,010 $   855,226 $   962,360 $ 1,037,020 $ 1,642,404
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



ITEM 7.     FINANCIAL STATEMENTS.

Willamette Valley Vineyards, Inc.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms............. 21

Financial Statements

Balance Sheet ........................................................ 22

Statements of Operations ............................................. 23

Statements of Shareholders' Equity.................................... 24

Statements of Cash Flows.............................................. 25

Notes to Financial Statements ........................................ 26



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Willamette Valley Vineyards, Inc.


We have audited the accompanying balance sheet of Willamette Valley Vineyards, Inc., as of December 31, 2006, and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc., as of December 31, 2006, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 8 to the financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation.

/s/ Moss Adams LLP

Santa Rosa, California
April 2, 2007





                       Willamette Valley Vineyards, Inc.
                                 Balance Sheet
                                              December 31,
                                                  2006
         ASSETS
Current assets:
  Cash and cash equivalents                  $  1,612,470
  Accounts receivable, net (Note 2)             1,609,697
  Inventories (Note 3)                          6,751,927
  Prepaid expenses and other current assets       107,743
  Deferred income taxes (Note 9)                  107,000
                                               -----------
    Total current assets                       10,188,837

Vineyard development costs, net                 1,538,002
Property and equipment, net (Note 4)            3,985,680
Debt issuance costs                                28,258
Other assets                                       57,667
                                               -----------
                                             $ 15,798,444
                                               ___________

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                    $         -
  Current portion of long-term debt (Note 6)      251,437
  Accounts payable                                945,741
  Accrued expenses                                392,952
  Income taxes payable                            305,608
  Grape payables                                  481,590
                                               -----------
    Total current liabilities                   2,377,328

Long-term debt (Note 6)                         1,237,571
Deferred rent liability                           190,951
Deferred gain (Note 11)                           410,119
Deferred income taxes (Note 9)                    242,000
                                               -----------
Total liabilities                               4,457,969
                                               -----------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 7 and 8):
  Common stock, no par value - 10,000,000
    shares authorized, 4,793,027 issued and
    outstanding at December 31, 2006            7,935,829
  Retained earnings                             3,404,646
                                               -----------
Total shareholders' equity                     11,340,475
                                               -----------
                                             $ 15,798,444
                                               ___________

    The accompanying notes are an integral part of the financial statements. Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2006 and 2005
                                            2006         2005

Net revenues                            $14,916,072  $13,667,869
Cost of goods sold                        7,963,437    7,282,112
                                        ------------ ------------
    Gross margin                          6,952,635    6,385,757

Selling, general and
  administrative expenses                 4,678,228    4,385,354
                                        ------------ ------------
    Income from operations                2,274,407    2,000,403
                                        ------------ ------------
Other income (expenses):
  Interest income                            59,736        1,197
  Interest expense                         (169,643)    (233,736)
  Other income                               16,895       17,336
                                        ------------ ------------
                                            (93,012)    (215,203)
                                        ------------ ------------

    Income before income taxes            2,181,395    1,785,200

Income tax provision (Note 9)               889,621      628,261
                                        ------------ ------------

Net income                              $ 1,291,774  $ 1,156,939
                                        ____________ ____________

Basic net income
  per common share                      $      0.27  $      0.26
                                        ____________ ____________
Diluted net income
  per common share                      $      0.26  $      0.25
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.


Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2006 and 2005

                              Common stock               Retained
                                 Shares       Dollars    earnings     Total
                              ----------- ------------ ----------- -----------

Balances at December 31, 2004  4,486,278  $ 7,182,329  $  955,933  $ 8,138,262

Stock issuance for compensation    2,725        9,610          -         9,610

Common stock issued and
  options exercised              171,199      421,283          -       421,283

Net income                            -            -    1,156,939    1,156,939
                              ----------- ------------ ----------- -----------
Balances at December 31, 2005  4,660,202  $ 7,613,222  $2,112,872  $ 9,726,094

Stock based compensation expense   3,325       42,712          -        42,712

Common stock issued and
  Options and warrants exercised 129,500      279,895          -       279,895

Net income                            -            -    1,291,774    1,291,774
                              ----------- ------------ ----------- -----------

Balances at December 31, 2006  4,793,027  $ 7,935,829  $3,404,646  $11,340,475
                              ___________ ____________ ___________ ___________

    The accompanying notes are an integral part of the financial statements.



Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
                                            2006         2005
Cash flows from operating activities:
  Net income                             $1,291,774   $1,156,939
  Reconciliation of net income
    to net cash (used for) provided by
    operating activities:
      Depreciation and amortization         541,848      556,487
      Stock based compensation expense       42,712        9,610
      Deferred income taxes                  78,000      (46,574)
      Bad debt expense                        5,562       16,066
      Changes in assets and liabilities:
        Accounts receivable                 (47,004)    (675,811)
        Inventories                         199,066    1,448,344
        Prepaid expenses and
          other current assets              (85,182)      30,498
        Note receivable                           -        5,000
        Other assets                         22,404        2,244
        Accounts payable                    134,600      300,338
        Accrued expenses                     44,783     (178,691)
        Income taxes receivable/payable     (39,379)      66,017
        Grape payables                        9,717     (120,517)
        Deferred rent liability              26,180       32,986
        Deferred gain                       (32,095)     (32,095)
                                        ------------ ------------
    Net cash provided by
      operating activities                2,192,986    2,570,841
                                        ------------ ------------
Cash flows from investing activities:
  Additions to property and equipment      (400,537)    (248,030)
  Vineyard development expenditures         (94,608)    (123,043)
                                        ------------ ------------
    Net cash provided by (used for)
      investing activities                 (495,145)    (371,073)
                                        ------------ ------------
Cash flows from financing activities:
  Debt issuance costs                             -       (4,622)
  Net increase (decrease) in line of
    credit balance                                -   (1,232,251)
  Proceeds from and stock
    options exercised                       279,895      421,283
  Repayments of distributor obligation            -   (1,500,000)
  Issuance of long-term debt                      -    1,500,000
  Repayments of long-term debt             (780,857)  (1,820,079)
                                        ------------ ------------
    Net cash used for
      financing activities                 (500,962)  (2,635,669)
                                        ------------ ------------
Net (decrease) increase in cash
  and cash equivalents                    1,196,879     (435,901)

Cash and cash equivalents:
  Beginning of year                         415,591      851,492
                                        ------------ ------------
  End of year                           $ 1,612,470  $   415,591
                                        ____________ ____________

    The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Notes to Financial Statements

1.	Summary of Operations, Basis of Presentation and Significant
Accounting Policies

Organization and Operations
Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling. In 2006 and 2005 no one customer represented more than 10% of revenues. Sales in Oregon through the Company's independent sales force and through direct sales from the winery represented approximately 49% and 50% respectively, of revenues for 2006 and 2005. Out-of-state sales represented approximately 37% and 35% respectively, of revenues for 2006 and 2005. Foreign sales represent less than 1% of total sales. The Company also sells its wine through the tasting room at its winery.

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

                    Carrying        Fair
                      Value        Value
                   __________    __________
Northwest Farm
  Credit Services $ 1,489,008   $ 1,495,128

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

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $649,270 and $566,591 at December 31, 2006 and 2005, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ending December 31, 2006 approximately $83,000 was amortized into inventory costs.


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

Debt Issuance Costs
Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2006 and 2005, amortization of debt issuance costs was approximately $7,000 and $12,000 respectively.

Income Taxes
Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

Deferred Rent Liability
The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the period ended December 31, 2006 and 2005, rent costs recognized in excess of amounts paid totaled $26,180 and $32,986, respectively.

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

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as Selling, General and Administrative expenses without regard to inventory units. Warehouse and production facilities costs, which make up less than 10 percent of total costs, are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2006 and 2005, advertising costs incurred were approximately $29,000 and $23,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2006 and 2005, these costs, which are included in selling, general and administrative expenses, totaled approximately $76,000 and $64,000 respectively.

Shipping and Handling Costs
Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2006 and 2005, such costs totaled approximately $324,000 and $416,000 respectively. The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes
The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2006 and 2005, excise taxes incurred were approximately $361,000 and $382,000 respectively.

Stock Based Compensation
The Company expenses stock options on a straight line basis over the options' related vesting term. For the year ended December 31, 2006, the Company recognized pretax compensation expense related to stock options of $33,560. The following table, presented to aid the reader's ability to compare the relevant period from 2005 if the Company had applied FASB123R to such period in the same manner as the Company applied FASB123R in the current period, illustrates the effect on net income and earnings per share if the fair value method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

                                        Year Ended
                                     December 31, 2005
                                        __________

Net income, as reported                $ 1,156,939

Add Stock-based employee
compensation expense included in
reported net income, net of
  related tax effects                            -

Deduct total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                 (675,854)
                                        __________

Pro forma net income                   $   481,085

Earnings per share:
  Basic - as reported                  $      0.26
  Basic - pro forma                    $      0.11

  Diluted - as reported                $      0.25
  Diluted - pro forma                  $      0.10


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

Options to purchase 495,000 shares of common stock were outstanding at December 31, 2006 and diluted weighted-average shares outstanding at December 31, 2006 include the effect of 210,003 stock options. Options to purchase 609,500 shares of common stock were outstanding at December 31, 2005 and diluted weighted-average shares outstanding at December 31, 2005 include the effect of 116,150 stock options. In addition, the warrant outstanding since 1992 was included in the computation of diluted earnings per share in 2005.

                      2006                              2005
                    Weighted                          Weighted
                     average    Earnings               average    Earnings
                     shares       per                  shares       per
          Income   outstanding   share      Income   outstanding   share

Basic    $1,291,774    4,739,897    0.27     $1,156,939    4,518,827    0.26
Options          -       210,003      -              -       116,150      -
Warrant          -            -       -              -        15,000      -
         ----------    ---------   ------    ----------    ---------   ------
Diluted  $1,291,774    4,949,900   $0.26     $1,156,939    4,649,977   $0.25
         ==========    =========   ======    ==========    =========   ======

Statement of cash flows
Supplemental disclosure of cash flow information:

                                            2006         2005

Interest paid                           $ 170,000    $ 234,000
Supplemental schedule of noncash
  investing and financing activities:
    Issuance of common stock(Note 7)        9,152        9,610

Liquidity
The Company's ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed in
Note 5. There was $0 outstanding on the line of credit with Umpqua Bank as of
December 31, 2006.   Management believes existing cash and cash flow from
operations, combined with the amounts available under the line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company's operating needs and capital expenditures for the foreseeable future.

Recently issued accounting pronouncements and proposed accounting changes
In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities - including an amendment of FASB statement No. 115 ("FAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued Staff Position (FSP) AIG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1"). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. Retrospective application is required unless impracticable. We do not believe the adoption of FSP AUG AIR-1 will have a material impact on our financial statements.

In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations.
We do not expect FAS 158 to have a material impact on our financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements
("FAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years beginning after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of adopting
FIN 48 and its impact on our financial statements. We do not expect FIN 48 to have a material impact on our financial statements.

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)." Taxes within the cope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes, if any, from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our financial statements.


2.	Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors. At December 31, 2006 the Company's accounts receivable balance is net of an allowance for doubtful accounts of $63,513.

Changes in the allowance for doubtful accounts are as follows:

                   Balance at  Charged to  Charged to  Write-offs  Balance at
                   Beginning   costs and     other       net of      end of
                   Of period    expenses    accounts   recoveries    period
                   __________  __________  __________  __________  __________

Fiscal year ended December 31, 2005:
Allowance for
 Doubtful accounts  $  41,885   $  16,066   $       -   $       -   $  57,951
                   ==========  ==========  ==========  ==========  ==========

Fiscal year ended December 31, 2006:
Allowance for
 Doubtful accounts  $  57,951   $   5,562   $       -   $       -   $  63,513
                   ==========  ==========  ==========  ==========  ==========


3. Inventories

Inventories consist of:

Winemaking and packaging materials            $   142,737
Work-in-process (costs relating to unprocessed
  and/or unbottled wine products)               2,697,354
Finished goods (bottled wine
  and related products)                         3,911,836
                                               -----------
Current inventories                           $ 6,751,927
                                               ___________


4. Property and Equipment

Land and improvements                         $   769,644
Winery building and hospitality center          4,782,064
Equipment                                       4,009,023
                                               -----------
                                                9,560,731

Less accumulated depreciation                  (5,575,051)
                                               -----------
                                              $ 3,985,680
                                               ___________


5.	Line of Credit Facility

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement.
The revolving line bears interest at prime and is payable monthly. The interest rate was 8.25% at December 31, 2006. At December 31, 2006 there were borrowings of $0 on the revolving line of credit.

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2006  7.75%
2005	5.75%

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2006, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.


6. Long-Term Debt

Long-term debt consists of:
                                                  2006

Northwest Farm Credit Services Loan           $ 1,489,008
                                               -----------
                                                1,489,008

Less current portion                             (251,437)
                                               -----------
                                              $ 1,237,571
                                               ___________


The Company has an agreement with Northwest Farm Credit Services containing a note bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. This note requires monthly payments of $30,102 until the notes are fully repaid in 2012. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2006, the Company was in compliance with these covenants. In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,

   2007                                             $   251,437
   2008                                                 271,900
   2009                                                 294,029
   2010                                                 317,960
   2011                                                 343,857
Thereafter                                                9,825
                                                     -----------
                                                    $ 1,489,008
                                                     ___________


7.	Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On June 1, 1992, the Company granted its president a warrant to purchase 15,000 shares of common stock as consideration for his personal guarantee of the real estate loans and the line of credit with Northwest Farm Credit Services (Notes 6 and 8). The warrant was exercisable through June 1, 2012 at an exercise price of $3.42 per share. The warrant was exercised in February of 2006.

In each of the years ended December 31, 2006 and 2005, the Company granted 3,325 and 2,725 shares of stock valued at $9,152 and $9,610, respectively, as compensation to employees and agents. The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations. The effects of these noncash transactions have been excluded from the cash flow statements in each period.


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


The following table presents information on stock options outstanding for the periods shown:
                                2006                    2005
                           _______________         _______________
                                  Weighted                Weighted
                                   Average                 average
                                  Exercise                exercise
                           Shares   price          Shares   price
Outstanding at
    beginning of period   609,500  $ 3.57         284,200  $ 1.90
  Granted                       -       -         496,500    4.15
  Exercised              (114,500) $ 2.00        (171,199)   2.46
  Forfeited                     -       -              (1)   3.00
                          --------                --------
Outstanding at
    end of period         495,000  $ 3.94         609,500  $ 3.57
                          ________                ________


The following table presents information on stock options outstanding for the periods shown:
                                2006                    2005
                           __________________     __________________
Intrinsic value of options
    exercised in the period        $  643,734             $  453,303
Stock options fully vested and
    expected to vest
  Number                     495,000                609,500
  Weighted average exercise
    Price                          $     3.94             $     3.57
  Aggregate intrinsic value        $1,427,656             $  862,711
  Weighted average contractual
    term of options                6.90 years             7.01 years

Stock options vested and
    Currently exercisable
  Number                     448,434
  Weighted average exercise
    Price                          $     3.98
  Aggregate intrinsic value        $1,274,401
  Weighted average contractual
    term of options                6.77 years


Weighted-average options outstanding and exercisable at December 31, 2006 are as follows:

                        Options outstanding             Options exercisable
                              Weighted
              Number          average       Weighted    Number        Weighted
            outstanding at   remaining      average   exercisable at  average
  Exercise   December 31,   contractual     exercise   December 31,   exercise
    price       2006           life           price       2006          price

  $ 1.50        1,500          1.03           1.50        1,500         1.50
    1.56        4,000          3.58           1.56        4,000         1.56
    1.75        3,000          1.17           1.75        3,000         1.75
    1.81        1,500          2.24           1.81        1,500         1.81
    2.30       60,000          7.58           2.30       37,600         2.30
    2.31       20,000          8.40           2.31       20,000         2.31
    2.99       24,000          8.12           2.99       24,000         2.99
    3.29       75,000          3.12           3.29       75,000         3.29
    3.76      104,000          8.58           3.76       97,800         3.76
    4.14        4,000          3.58           4.14        4,000         4.14
    4.98       25,000          8.76           4.98        7,034         4.98
    5.00      109,000          8.99           5.00      109,000         5.00
    5.50       64,000          3.99           5.50       64,000         5.50
   ------    ---------        ------         ------     --------       ------
$ 1.50-$5.50  495,000          6.90         $ 3.94      448,434       $ 3.98

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

                                             2006         2005
Risk-free interest rate                     4.26 %       4.26 %
Expected lives                             10 years     10 years
Expected volatility                           47 %         45 %

Adjustments are made for options forfeited prior to vesting. For the year ended December 31, 2005, the total value of the options granted was computed to be approximately $1,356,068, which would be amortized on the straight-line basis over the vesting period of the options.

For the year ended December 31, 2005, the weighted average fair value of options granted was computed to be $2.73.


9. Income Taxes
The provision for income taxes consists of:
                                            2006         2005
Current tax expense:
  Federal                                  $660,888     $591,247
  State                                     150,733       83,588
                                        ------------ ------------
                                            811,621      674,835
                                        ------------ ------------
Deferred tax expense (benefit):
  Federal                                    69,142      (43,041)
  State                                       8,858       (3,533)
                                        ------------ ------------
                                             78,000      (46,574)
                                        ------------ ------------

    Total                                  $889,621     $628,261
                                        ____________ ____________


The effective income tax rate differs from the federal statutory rate as follows:
                                         Year ended December 31,
                                            2006         2005
Federal statutory rate                      34.0 %       34.0 %
State taxes, net of federal benefit          4.4          2.6
Permanent differences                        0.6         (0.5)
Other, primarily prior year taxes            1.8         (0.9)
                                        ------------ ------------
                                            40.8 %       35.2 %
                                        ____________ ____________


Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

                                                  2006
Accounts receivable                           $    24,000
Inventories                                        75,000
Other                                               8,000
                                               -----------
Net current deferred tax asset                    107,000
                                               -----------

Depreciation                                     (374,000)
Deferred gain on sale-leaseback                   157,000
Deferred liabilities                              (25,000)
                                               -----------
Net noncurrent deferred tax liability            (242,000)
                                               -----------
Net deferred tax liability                    $  (135,000)
                                               ___________


10.	Related Parties

During 2006, the Company purchased grapes from certain director/shareholders for an aggregate price of $17,630. At December 31, 2006 grape payables included no amounts owed to these shareholders.

The Company provides living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides. During the years ended December 31, 2006 and 2005, the Company recorded $10,595 and $6,985, respectively, in expenses related to the housing provided for its president.


11.	Commitments and Contingencies

Litigation
From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

Operating Leases
The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the 20-year term of the lease. In December 2004, under a new sale-leaseback agreement, the Company sold a 75.3 acres portion of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 14-year operating lease agreement for 42.7 acres of the subject sale agreement. Approximately $99,000, relating to the 42.7 acres leased back, of the total gain of $176,000 realized from this 75.3 acre sale/leaseback transaction has been deferred and will be amortized over the life of the lease agreement.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement, and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

As of December 31, 2006, future minimum lease payments are as follows:

    Year ending
    December 31,
       2007                                          $   158,083
       2008                                              178,486
       2009                                              182,061
       2010                                              185,724
       2011                                              189,479
    Thereafter                                         1,632,579
                                                      -----------
         Total                                       $ 2,526,412
                                                      ===========

The Company is also committed to lease payments for various office equipment. Total rental expense for all operating leases excluding the vineyards, amounted to $13,175 and $15,638 in 2006 and 2005, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $200,765 and $215,436 for the years ended December 31, 2006 and 2005, respectively.

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


12.	Employee Benefit Plan

During February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees' eligible payroll subject to annual Internal Revenue Code maximum limitations. We make a matching contribution of $1 for every $1 contributed by the participant up to 4% of the participant's eligible payroll. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

For the year ended December 31, 2006, total amounts expensed under this plan was approximately $61,282



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.    CONTROLS AND PROCEDURES.

a) We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Controller and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.

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

b) There were no changes in the Company's internal control procedures over financial reporting that occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.


ITEM 8B.    OTHER INFORMATION.

None.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, nominees for election as a director, and each such person's age at March 31, 2007 and position with the Company.

Name                         Position(s) with the Company    Age
James W. Bernau ***              Chairperson of the Board,
                                 President and Director      53
James L. Ellis * ***             Secretary and Director      62
Sean M. Cary                     Controller                  33
Thomas M. Brian**                Director                    58
Delna L. Jones***                Director                    66
Lisa M. Matich**                 Director                    44
Betty M. O'Brien*                Director                    63
Stan G. Turel * **  ***          Director                    59
_______________________________
*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee

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

Lisa M. Matich. Ms. Matich was appointed to the Board of Directors in April of 2004. She is the former Director of Financial Analysis of PacifiCorp, a multi-state electric utility with over 1.5 million customers. Previously she was a Financial Consultant with SAIC 1996 to 2002, a Fortune 500 company and the nation's largest employee-owned research and engineering company. She was Chief Financial Officer of Egmont Electricity 1991-1996, a New Zealand electricity provider and public company. Ms. Matich also has a background in public accounting with both Price Waterhouse and Coopers & Lybrand. She is a CPA in the state of California and a member of the American Institute of Certified Public Accountants. Ms. Matich has a degree in Business Administration from the University of California, Berkeley.

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


Board of Directors Committees. The Board of Directors acts as a nominating committee for selecting nominees for election as directors. The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2006, conducted four meetings. The elected members of the Audit Committee are Delna L. Jones, Lisa Matich, and Stan G. Turel. Ms. Matich is designated by the Board of Directors as the "audit committee financial expert" under SEC rules. The Audit Committee is responsible for engaging the Company's Independent Registered Public Accounting Firm, and reviews the scope of the independent annual audit, the independent accountants' letter to the Board of Directors concerning the effectiveness of the Company's internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company's 1992 Stock Incentive Plan. During the fiscal year ended December 31, 2006, the Compensation Committee held two meetings. The members of the Compensation Committee currently are Betty M. O'Brien, Chair, Stan Turel, and James Ellis. In 1997 the Board appointed an Executive Committee, members are:
James Bernau, James Ellis, and Stan Turel. The Executive Committee held two meetings during 2006.

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


ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company's Primary Executive Officer, James W. Bernau (the "named executive officer") for the years ending December 31, 2006 and 2005. Except for Mr. Bernau, no officer, director or other employee of the Company received total compensation in excess of $100,000, as calculated pursuant to Instruction 1 to Item 402(a)(2) of Regulation S-B.


                                  SUMMARY COMPENSATION TABLE
                                                                                    Nonqualified
                                                                      Non-Equity      Deferred         All
                                                    Stock   Option  Incentive Plan  Compensation      Other
                                  Salary     Bonus  Awards  Awards   Compensation     Earnings     Compensation     Total
Name and Principal Position  Year   ($)       ($)    ($)     ($)          ($)            ($)           ($)           ($)

Bernau, James W.,            2006  162,511  39,475    -       -            -              -          17,129        219,115
President, Chief Executive   2005  158,658  37,500    -    235,784         -              -           6,985        429,501
Officer and Chairman


Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated
August 3, 1988 and amended in February 1997 and again amended in January of 1998. Under the amended agreement, Mr. Bernau is paid an annual salary of $162,511 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property.
Mr. Bernau and his family live in the mobile home free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.


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

Option Exercises and Holdings
The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2006.

                                                                                                  Stock Awards
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                            Equity    Plan Awards:
                                         Option Awards                                                     Incentive   Market or
                                                  Equity                                                  Plan Awards:   Payout
                                                 Incentive                                       Market    Number of    Value of
                                                Plan Awards:                         Number     Value of    Unearned    Unearned
                     Number of     Number of     Number of                         of Shares    Shares or    Shares,     Shares,
                    Securities    Securities    Securities                          or Units    Units of    Units or    Units or
                    Underlying    Underlying    Underlying                          of Stock      Stock       Other       Other
                   Unexercised   Unexercised   Unexercised    Option                  that         that    Rights that Rights that
                     Options       Options       Unearned    Exercise    Option     Have Not    Have Not       Have      Have Not
                       (#)           (#)          Options     Price    Expiration    Vested      Vested     Not Vested    Vested
 Name              Exercisable  Unexercisable       (#)        ($)        Date         (#)         ($)         (#)         ($)

Bernau, James
  2/11/2005          75,000           -              -         3.289    2/11/2010       -           -           -           -
  8/1/2005            4,000           -              -         4.136    8/1/2010        -           -           -           -
  12/27/2005         64,000           -              -         5.50     12/27/2010      -           -           -           -


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


Section 16(a) Beneficial Ownership Reporting Compliance

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2006, by (i) each person who beneficially owns more than 5% of the Company's Common Stock (ii) each Director of the Company (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group.

                                              Number of           Percent of
                                         Shares Outstanding         Shares
                                                Stock            Beneficially
                                                                    Owned
James W. Bernau     President/CEO, Chair of the Board
2545 Cloverdale Road                            761,176   (1)      15.9%
Turner, OR  97392

James L. Ellis      Secretary, Director
7850 S.E. King Road                              81,300   (2)       1.7%
Milwaukie, OR  97222

Thomas M. Brian     Director
7630 SW Fir                           	         22,000   (3)        **
Tigard, OR  97223

Delna L. Jones      Director
14480 SW Chardonnay Ave                          27,800   (4)        **
Tigard, OR 97224

Lisa M. Matich      Director
5321 Linda Way                                   33,700   (5)        **
La Jolla, CA 92037

Betty M. O'Brien    Director
22500 Ingram Lane NW                             38,150   (6)        **
Salem, OR  97304

Stan G. Turel       Director
604 SE 121 Street                                36,517   (7)        **
Vancouver, WA  98683

All Directors, executive                        996,643   (8)      20.9%
officers and persons owning
5% or more as a group (6 persons)
______________________________
**         Less than one percent.

(1) Includes 143,000 shares issuable upon exercise of options exercisable within 60 days of the date of this report.

(2) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

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

(7) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(8) Includes 340,000 shares issuable upon exercise of options exercisable within 60 days of the date of this report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 2006, the Company purchased grapes from Elton Vineyards for $17,630. Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards. In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 60 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10 year lease with the option to renew for 4 successive terms of 5 years each, plus a first right of refusal on the property's sale.

On June 1, 1992, the Company granted Mr. Bernau a warrant to purchase 15,000 shares of the Company's Common Stock at an exercise price of $3.42 per share as consideration for his personal guarantee of the Real Estate Loan and the Line of Credit from Farm Credit Services pursuant to which the Company borrowed $1.2 million. The warrant was exercised in February 2006.

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

The following directors are independent as the term is defined by NASDAQ rules: Thomas M. Brian, Delna L. Jones, Lisa M. Matich, Berry M. O'Brien, and Stan G. Turel.


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

(o) Business Loan Agreement dated December 29, 2004 by and between Umpqua Bank and Willamette Valley Vineyards, Inc. (File No. 000-21522)


(b) Reports on Form 8-K

None.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the caption entitled "Audit and Related Fees" in the Proxy Statement is incorporated herein by reference.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)


Date: April 2, 2007     By:__/s/________________
James W. Bernau,
Chairperson of the Board,
President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                  Date


__/s/________________  Chairperson of the Board,   April 2, 2007
James W. Bernau        President
                        (Principal Executive Officer)

__/s/________________  Controller                  April 2, 2007
Sean M. Cary           (Principal Accounting Officer)



__/s/________________  Director and Vice-President April 2, 2007
James L. Ellis         and Secretary

__/s/________________  Director                    April 2, 2007
Thomas M. Brian

__/s/________________  Director                    April 2, 2007
Delna L. Jones

__/s/________________  Director                    April 2, 2007
Lisa M. Matich

__/s/________________  Director                    April 2, 2007
Betty M. O'Brien

__/s/________________  Director                    April 2, 2007
Stan G. Turel



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