Form 10QSB
period 2007-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2007-05-15
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

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


8800 Enchanted Way, S.E.
Turner, Oregon 97392
 (503)-588-9463

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of March 31, 2007:
4,805,877 shares, no par value

Transitional Small Business Disclosure
                                            [ ] YES        [X] NO



                  WILLAMETTE VALLEY VINEYARDS, INC.
                       INDEX TO FORM 10-QSB


Part I - Financial Information

Item 1 - Financial Statements

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Interim Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Item 1 - Legal proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Default Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures
Part 1                 FINANCIAL INFORMATION

Item 1
                       FINANCIAL STATEMENTS

                  WILLAMETTE VALLEY VINEYARDS, INC.
                            Balance Sheet
                                          March 31,         December 31,
                                            2007                2006
                                        (unaudited)
ASSETS                                  __________          __________
Current assets:
  Cash and cash equivalents            $   846,089         $ 1,612,470
  Accounts receivable trade, net         1,141,725           1,609,697
  Inventories                            6,984,813           6,751,927
  Prepaid expenses and other
  current assets                           145,128             107,743
  Prepaid income taxes                      13,217                   -
  Deferred income taxes                    107,000             107,000
                                        __________          __________
Total current assets                     9,237,972          10,188,837

Vineyard development cost, net           1,517,014           1,538,002
Property and equipment, net              3,909,406           3,985,680
Note receivable                            250,000                   -
Debt issuance costs, net                    26,470              28,258
Other assets                                58,278              57,667
                                        __________          __________
Total assets                           $14,999,140         $15,798,444
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long term debt    $   251,437         $   251,437
  Accounts payable                         636,684             945,741
  Accrued expenses                         343,661             392,952
  Income taxes payable                           -             305,608
  Grapes payable                           123,335             481,590
                                        __________          __________
Total current liabilities                1,355,117           2,377,328

Long-term debt                           1,175,690           1,237,571
Deferred rent liability                    199,197             190,951
Deferred gain                              402,096             410,119
Deferred income taxes                      242,000             242,000
                                        __________          __________
Total liabilities                        3,374,100           4,457,969
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
  shares authorized, 4,805,877 and 4,793,027
  shares issued and outstanding at March 31,
  2007 and December 31, 2006             7,986,131           7,935,829
Retained earnings                        3,638,909           3,404,646
                                        __________          __________
Total shareholders' equity              11,625,040          11,340,475
                                        __________          __________
Total liabilities and shareholders'
equity                                 $14,999,140         $15,798,444
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement.
                  WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)



                                         Three months ended March 31,
                                            2007                2006
                                        __________          __________
Net Revenues
  Case Revenue                         $ 3,586,561         $ 3,694,176
  Facility Lease                             8,793               8,793
                                        __________          __________
Total Revenue                            3,595,354           3,702,969

Cost of Sales
  Case                                   1,896,231           1,951,419
  Bulk                                           -               4,631
                                        __________          __________
Total Cost of Sales                      1,896,231           1,956,050

Gross Margin                             1,699,123           1,746,919

Selling, general and
  administrative expense                 1,310,173           1,129,116
                                        __________          __________
Net operating income                       388,950             617,803

Other income (expense)
  Interest income                           17,058               4,279
  Interest expense                         (28,237)            (43,487)
  Other income                              12,667              16,895
                                        __________          __________
Net income before income taxes             390,438             595,490

Income tax                                (156,175)           (238,196)
                                        __________          __________
Net income                                 234,263             357,294

Retained earnings beginning of
  period                                 3,404,646           2,112,872
                                        __________          __________
Retained earnings end of period        $ 3,638,909         $ 2,470,166
                                        ==========          ==========
Basic income per common share          $       .05         $       .08

Diluted income per common share        $       .05         $       .07

Weighted average number of
basic common shares
outstanding                              4,800,775           4,674,058

Weighted average number of
diluted common shares
outstanding                              5,004,810           4,819,920


The accompanying notes are an integral part of this financial statement.
                 WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                         Three months ended March 31,
                                            2007                2006
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   234,263        $    357,294
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            133,782             132,003
  Stock based compensation expense          14,062               8,390
  Bad debt expense                           8,333                   -

Changes in assets and liabilities:
  Accounts receivable trade                459,639             459,615
  Inventories                             (232,886)            452,735
  Prepaid expenses and other
    current assets                         (37,385)            (68,894)
  Prepaid income taxes                     (13,217)                  -
  Other assets                                (611)                383
  Accounts payable                        (309,057)            (11,900)
  Accrued expenses                         (49,291)            (56,673)
  Income taxes payable                    (305,608)            238,196
  Grape payables                          (358,255)           (149,417)
  Deferred rent liability                    8,246               1,440
  Deferred gain                             (8,023)             (8,024)
                                        __________          __________
Net cash (used in) provided by
  operating activities                    (456,008)          1,355,148
                                        __________          __________

Cash flows from investing activities:
  Additions to property and equipment      (34,732)            (19,315)
  Note receivable                         (250,000)                  -

                                        __________          __________
Net cash used in investing activities     (284,732)            (19,315)
                                        __________          __________

Cash flows from financing activities:
  Proceeds from stock options exercised     36,240              78,671
  Repayments of long-term debt             (61,881)            (69,879)
                                        __________          __________
Net cash (used in) provided by
  financing activities                     (25,641)              8,792
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                        (766,381)          1,344,625

Cash and cash equivalents:
  Beginning of period                    1,612,470             415,591
                                        __________          __________
  End of period                        $   846,089         $ 1,760,216
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three months ended March 31, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as presented in the Company's Annual Report on Form 10-KSB.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any portion thereof.

The Company has a single operating segment consisting of the retail, in-state self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

The Company entered into a lease agreement for approximately 60 acres of vineyards and related equipment in 2007. The original term of the lease is 11 years through 2017, with four successive 5 year renewal options.

The Company loaned $250,000, at an 8.5% per annum interest rate, to a grape grower for the sole purpose of making improvements to vineyards subject to grape contracts with the Company. The loan will be repaid, including principal and interest, through deductions from grape payments owed by the Company to the grape grower through 2012. The loan is secured by, amongst other instruments, a Deed of Trust on the subject vineyard.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. Potentially dilutive shares of 204,036 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2007. Total potentially dilutive shares of 145,862 shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2006.

2) STOCK BASED COMPENSATION

The Company has two stock option plans, the 1992 Stock Incentive Plan ("1992 Plan") and 2001 Stock Option Plan ("2001 Plan"). No additional grants may be made under the 1992 Plan. The 2001 Plan, which was approved by the shareholders, permits the grant of stock options and restricted stock awards for up to 900,000 shares. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years. The maximum term before expiration for all grants is ten years.

The following table presents information related to the value of outstanding stock options for the periods shown:

                           Quarter to date
                           March 31, 2007
                           _______________
                                  Weighted
                                   average
                                  exercise
                           Shares   price
Outstanding at
    beginning of period   495,000  $ 3.94
  Granted                       -       -
  Exercised               (12,000)   3.02
  Forfeited                     -       -
                          --------
Outstanding at
    end of period         483,000  $ 3.96
                          ________


The following table presents information related to the value of outstanding stock options for the periods shown:

                              Quarter Ended          Quarter Ended
                              March 31, 2007         March 31, 2006
                           __________________     __________________
Intrinsic value of options
    exercised in the period        $   46,320             $   45,909
Stock options fully vested and
    expected to vest
  Number                   483,000                597,500
  Weighted average exercise
    Price                          $     3.96             $     3.60
  Aggregate intrinsic value        $1,454,506             $1,740,257
  Weighted average contractual
    term of options                6.62 years             7.05 years

Stock options vested and
    Currently exercisable
  Number                   439,334
  Weighted average exercise
    Price                          $     4.00
  Aggregate intrinsic value        $1,306,639
  Weighted average contractual
    term of options                6.49 years


At January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company's stock, historical volatility of the Company's stock, and other factors. Expected dividends are based on the Company's plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
                                    Black-Scholes assumptions

                                           March 31, 2007
                                            __________

Risk Free interest rates                         4.26%
Expected dividend                                   0%
Expected lives, in years                         5-10
Expected volatility                                47%

The Company expenses stock options on a straight line basis over the options' related vesting term. For the three months ended March 31, 2007 and 2006, the Company recognized pretax compensation expense related to stock options of $8,325 and $8,390, respectively.

During the three months ended March 31, 2007, the following transactions related to stock option and warrant exercise occurred:
                                          Exercise
                               Shares       Price

  Stock Options Exercised       4,000     $ 3.76
                                4,000       2.99
                                4,000       2.31


3) INVENTORIES

The Company's inventories, by major classification, are summarized as follows, as of the dates shown:
                                         March 31,         December 31,
                                            2007                2006
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    81,541         $   142,737
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         2,074,979           2,697,354
Finished goods (bottled wines            4,828,293           3,911,836
  and related products)                 __________          __________

Current inventories                    $ 6,984,813         $ 6,751,927
                                        ==========          ==========



4) PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following, as of the dates shown:

                                         March 31,         December 31,
                                            2007                2006
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,789,102           4,782,064
Equipment                                4,036,717           4,009,023
                                        __________          __________
                                         9,595,463           9,560,731

Less accumulated depreciation           (5,686,057)         (5,575,051)
                                        __________          __________
                                       $ 3,909,406         $ 3,985,680
                                        ==========          ==========


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, and beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Such policies were unchanged during the three months ended March 31, 2007.

Overview

Continuing demand from out-of-state distributors for the Company's Pinot Noir and Pinot Gris, in excess of recent year's production levels, has drawn down inventory of those varieties to the point Company income is now being significantly affected.

While the Company again generated positive net income during the three months ended March 31, 2007 generally the Company's weakest quarter due to the seasonality of its sales, profits were lower as compared to the same period of the prior year. Management attributes the lower net profit level for this period to be a direct result of the limited inventories of key varietals which have been allocated to its distributors to be shipped on a scheduled basis over the calendar year.

Management believes the proper steps are being taken to increase the generation of high quality wine inventories over time as vineyard plantings mature. The Company loaned one of its growers $250,000 to support additional plantings during the first quarter. The Company continues to improve internal staffing and management systems in anticipation of these higher, future volumes.

The Company entered a long-term lease for Elton Vineyards, located in the Eola Hills, to help address the inventory constraints. The vineyard consists of 60 acres of mature grapevines of which approximately 42 acres are Pinot Noir. Willamette Valley Vineyards has an initial 11 year lease with the option to renew for 4 successive terms of 5 years each plus a first right of refusal on the property's sale.

Despite these inventory constraints, the Company generated $0.05 per share in net earnings in the first quarter of 2007, the second highest first quarter earnings since the Company's inception. During the first three months of 2007, Current Liabilities were paid down by over $1 million, resulting in the Company's current ratio of 6.8 to 1.

The winery is partnering with the high quality, northwest fresh seafood restaurant group, McCormick & Schmick's, or M&S, for a "Summer of Salmon" campaign in all of the M&S restaurants nationwide where the Company's Willamette Valley Vineyards Pinot Noir and Pinot Gris will be paired with wild, seasonal salmon entrees.

The Company continued to receive high marks for its Pinot Noir from national reviewers, including a 90 point rating for its '05 Estate Pinot from Anthony Dias Blue, as well as from Wine & Spirits Magazine. The newly released '06 Pinot Gris is following in the tradition as being recognized as one of America's best by earning 90 points from the Wine Enthusiast, 94 points from Epicurean-Traveler and being named a winner of the Pacific Coast Oyster Wine Competition again in 2007.



RESULTS OF OPERATIONS

Revenue

The Company's revenues from winery operations are summarized as follows:

                                         Three months ended March 31,
                                            2007                2006
                                        __________          __________
Tasting Room and Retail sales
 & Rental Income                       $   445,464         $   378,983
On-site and off-site festivals              50,105              36,033
In-state sales                           1,767,226           1,548,736
Out-of-state sales                       1,408,858           1,823,766
Miscellaneous sales                          8,793               8,793
                                        __________          __________
Gross Revenue                            3,680,446           3,796,311

Less Excise Taxes                          (85,092)            (93,342)
                                        __________          __________
Net Revenues                           $ 3,595,354         $ 3,702,969
                                        ==========          ==========

Net revenues for the three months ended March 31, 2007 decreased $107,615, or 3%, over the corresponding period in the preceding year. This decrease is due almost entirely to the decreases in out-of-state sales as a result of inventory constraints.

Tasting room sales and rental income for the three months ended March 31, 2007 increased $66,481, or 18%, compared to the corresponding prior year period. Tasting room sales increased during the three months ended March 31, 2007 due primarily to increased purchases in the tasting room and increased room rental revenues.

Sales in the state of Oregon, through the Company's wholesale department, Bacchus Fine Wines, increased $218,490, or 14%, in the three months ended
March 31, 2007, compared to the corresponding prior year period. The Company's direct in-state sales to its largest customer increased $71,674, or 28%, in the three months ended March 31, 2007, over the comparable prior year period. These increases are largely the result of the broader product lines presented and increased product placements through the development of the wholesale department's portfolio of brands produced by wineries outside of Oregon.

Out-of-state sales in the three months ended March 31, 2007 decreased $414,908, or 23%, over the comparable prior year period. The decreased sales are primarily the result of inventory constraints.

Excise Taxes

The Company's excise taxes for the three months ended March 31, 2007 decreased 9% compared to the corresponding prior year period. This was due primarily to decreased sales, thereby decreasing overall sales volumes and taxes calculated based on volume during the three months ended March 31, 2007.


Gross Profit

As a percentage of net revenue, gross profit from winery operations was 47% in the three months ended March 31, 2007, as compared to 47% in the comparable prior year period. While the Company is continuing its focus on improved distribution of higher margin products as well as continuing its efforts to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, the Company does not anticipate that the Company's net income will materially decrease as a result of such representation.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended
March 31, 2007 increased 16% compared to the corresponding prior year period. These increases are due primarily to higher employee compensation costs as the Company continues to improve internal staffing and management systems in anticipation of higher, future wine volumes, and non-recurring repair costs related to deferred facility maintenance. As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 36% for the three months ended March 31, 2007, as compared to 30% for the comparable prior year period, primarily as a result of increased expenses from employee compensation and facility repairs, and decreased revenues.


Interest Income, Other Income and Expense

Interest income increased to $17,058 for the three months ended March 31, 2007, compared to $4,279 for the comparable prior year period. Interest expense for the three months ended March 31, 2007 decreased 35% compared to the corresponding prior year period. Interest costs were lower primarily due to less debt outstanding during the period.

Other income for the first quarter of 2007 was an interest rebate from Farm Credit Services for interest paid on the Company's long-term debt in 2006, in the amount of $12,667, compared to $16,895 during the first quarter of 2006, received from Farm Credit Services for interest paid on the Company's long-term debt in 2005.


Income Taxes

Income tax expense was $156,175 for the three months ended March 31, 2007, compared to $238,196 for the prior year period. The Company's estimated tax rate for the three months ended March 31, 2007 and 2006 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three months ended March 31, 2007 was $234,263, or $0.05 per diluted share, compared to net income of $357,294, or $0.07 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital balance of $7.9 million and a current ratio of 6.8:1. At December 31, 2006, the Company had a working capital balance of $7.8 million and a current ratio of 4.3:1. The Company had a cash balance of $846,089 at March 31, 2007, compared to a cash balance of $1,612,470 at December 31, 2006. The decrease in cash was primarily due to the Company's extension of a note for $250,000 and payments for grapes, income taxes and accounts payable.

Total cash used in operating activities in the three months ended March 31, 2007 was $456,008, compared to cash provided by operating activities of $1,355,148 for the prior year period. The increase in cash used in operating activities was primarily due to the Company's payments for grapes, income taxes and accounts payable in the three months ended March 31, 2007. Cash used in operating activities in the three months ended March 31, 2007 consisted of net income of $234,263, plus depreciation of $133,782, less changes in assets and liabilities and other non-cash charges of $824,053.

Total cash used in investing activities in the three months ended March 31, 2007 was $284,732, compared to $19,315 in the prior year period. Cash used in investing activities consisted of the Company's extension of a note for $250,000 and property and equipment additions.

Total cash used in financing activities in the three months ended March 31, 2007 was $25,641, compared to $8,792 provided by financing activities in the prior year period. Cash used in financing activities primarily consisted of payments on the Company's long term debt offset by stock option proceeds.

At March 31, 2007, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage, that must be maintained by the Company on a quarterly basis. As of March 31, 2007, the Company was in compliance with all of the financial covenants.

As of March 31, 2007, the Company had a total long-term debt balance of $1,427,127 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company's winemaking capacity and complete the storage facility.

At March 31, 2007, the Company owed $123,335 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company's foreseeable short and long term needs.






Item 3

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There were no changes in the Company's internal control procedures over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

PART II.               OTHER INFORMATION


Item 1.  Legal proceedings.

            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3.  Default Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

Item 5.  Other Information

The Audit Committee of the Board Of Directors has approved the following non-audit services, which are being performed by Moss Adams, our independent accountants, during the calendar year ending December 31, 2007:

	Income tax advisory services related to: income tax returns

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc.
(incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A
[File No. 24S-2996])

4.1	1992 Stock Incentive Plan (incorporated by reference to the Company's
Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.2	Amendment dated July 21, 1996 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.3	Amendment dated July 25, 1998 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.4	Amendment dated April 15, 1999 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.5	Amendment dated July 25, 2000 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.6	Sample Incentive Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8
(Commission File No. 333-61181) filed September 10, 2001)

4.7	Sample Nonqualified Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8
(Commission File No. 333-61181) filed September 10, 2001)

31.1	Certification by James W. Bernau pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934

31.2	Certification by Sean M. Cary pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: May 15, 2007       By /s/ James W. Bernau
                                  James W. Bernau
                                  President


Date: May 15, 2007       By /s/ Sean M. Cary
                                  Sean M. Cary
                                  Controller