Form 10QSB
period 2007-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2007-08-14
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-QSB
___________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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

                                            [ ] YES        [X] NO


Number of shares of common stock outstanding as of June 30, 2007:
4,806,102 shares, no par value

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

Item 5 - Other Information

Item 6 - Exhibits

Signatures
Part 1                   FINANCIAL INFORMATION

Item 1                    FINANCIAL STATEMENTS

                    WILLAMETTE VALLEY VINEYARDS, INC.
                             Balance Sheet
                                          June 30,         December 31,
                                            2007                2006
                                        (unaudited)
ASSETS                                  __________          __________
Current assets:
  Cash and cash equivalents            $ 1,577,221         $ 1,612,470
  Accounts receivable trade, net         1,033,742           1,609,697
  Inventories                            6,592,444           6,751,927
  Prepaid expenses and other
    current assets                         171,445             107,743
  Prepaid income taxes                      23,817                   -
  Deferred income taxes                    107,000             107,000
                                        __________          __________
Total current assets                     9,505,669          10,188,837

Vineyard development cost, net           1,495,794           1,538,002
Property and equipment, net              3,835,031           3,985,680
Note receivable                            250,000                   -
Debt issuance costs, net                    24,682              28,258
Other assets                                58,901              57,667
                                        __________          __________
Total assets                           $15,170,077         $15,798,444
                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long term debt    $   251,437         $   251,437
  Accounts payable                         585,466             945,741
  Accrued expenses                         383,857             392,952
  Income taxes payable                           -             305,608
  Grapes payable                            94,352             481,590
                                        __________          __________
Total current liabilities                1,315,112           2,377,328

Long-term debt, less current portion     1,112,908           1,237,571
Deferred rent liability                    207,443             190,951
Deferred gain                              394,072             410,119
Deferred income taxes                      242,000             242,000
                                        __________          __________
Total liabilities                        3,271,535           4,457,969
                                        __________          __________
Shareholders' equity
  Common stock, no par value - 10,000,000
   shares authorized, 4,806,102 and 4,793,027
   shares issued and outstanding at June 30,
   2007 and December 31, 2006            7,994,456           7,935,829
Retained earnings                        3,904,086           3,404,646
                                        __________          __________
Total shareholders' equity              11,898,542          11,340,475
                                        __________          __________
Total liabilities and shareholders'
  equity                               $15,170,077         $15,798,444
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement.

                   WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Operations
                             (unaudited)
                  Three months ended June 30,  Six months ended June 30,
                       2007          2006         2007          2006
                    __________    __________   __________    __________
Net revenues
  Case revenue     $ 3,717,426   $ 3,426,838  $ 7,303,987   $ 7,121,014
  Facility Lease         8,793         8,793       17,586        17,586
                    __________    __________   __________    __________
Total net revenues   3,726,219     3,435,631    7,321,573     7,138,600

Cost of sales
  Case               1,999,942     1,779,274    3,896,173     3,730,693
  Bulk                     986             -          986         4,631
                    __________    __________   __________    __________
Total cost of sales  2,000,928     1,779,274    3,897,159     3,735,324

Gross profit         1,725,291     1,656,357    3,424,414     3,403,276

Selling, general and administrative
  expenses           1,266,844     1,200,629    2,577,017    2,329,745
                    __________    __________   __________    __________
Net operating
  income               458,447       455,728      847,397     1,073,531

Other income (expense)
  Interest income       11,053        18,878       28,111        23,156
  Interest expense     (27,523)      (42,597)     (55,760)      (86,083)
  Other income               -            -        12,667        16,895
                    __________    __________   __________    __________
Net income before
  income taxes         441,977       432,009      832,415     1,027,499

Income tax             176,800       172,803      332,975       410,999
                    __________    __________   __________    __________
Net income             265,177       259,206      499,440       616,500

Retained earnings beginning of
  period             3,638,909     2,470,166    3,404,646     2,112,872
                    __________    __________   __________    __________
Retained earnings
  end of period     $3,904,086   $ 2,729,372  $ 3,904,086   $ 2,729,372
                    ==========    ==========   ==========    ==========
Basic earnings per
  common share     $       .06   $       .06  $       .10   $       .13

Diluted earnings per
  common share     $       .05   $       .05  $       .10   $       .13

Weighted average number of
  basic common shares
  outstanding        4,805,877     4,711,620    4,803,326     4,692,942

Weighted average number of
  diluted common shares
  outstanding        5,014,213     4,893,871    5,009,580     4,875,194


The accompanying notes are an integral part of this financial statement.

                   WILLAMETTE VALLEY VINEYARDS, INC.
                       Statement of Cash Flows
                             (unaudited)

                                           Six months ended June 30,
                                           2007                2006
                                        __________          __________
Cash flows from operating activities:
  Net income                           $   499,440         $   616,500
Reconciliation of net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization            268,879             267,152
  Bad Debt Expense                           8,333                  -
  Stock based compensation expense          22,386              16,780

Changes in operating assets and
 liabilities:
  Accounts receivable trade                567,623             780,633
  Inventories                              159,483             861,193
  Prepaid expenses and other
    current assets                         (63,702)            (36,965)
  Prepaid income taxes                     (23,817)            (89,514)
  Other assets                              (1,234)                694
  Accounts payable                        (360,275)           (221,893)
  Accrued expenses                          (9,096)            (14,722)
  Income taxes payable                    (305,608)           (344,987)
  Grape payables                          (387,238)           (177,487)
  Deferred rent liability                   16,493               9,687
  Deferred gain                            (16,047)            (16,047)
                                        __________          __________
Net cash provided by
  operating activities                     375,620           1,651,024
                                        __________          __________

Cash flows from investing activities;
  Additions to property and equipment      (72,446)           (135,458)
  Vineyard development expenditures              -             (16,927)
                                        __________          __________
Net cash used in investing activities      (72,446)           (152,385)
                                        __________          __________

Cash flows from financing activities:
  Proceeds from stock options exercised     36,240             202,644
  Loan to grape producer                  (250,000)                  -
  Repayments of long-term debt            (124,663)           (140,650)
                                        __________          __________
Net cash provided by (used in)
  financing activities                    (338,423)             61,994
                                        __________          __________
Net increase (decrease) in cash and
  cash equivalents                        (35,249)          1,560,633

Cash and cash equivalents:
  Beginning of period                    1,612,470             415,591
                                        __________          __________
  End of period                        $ 1,577,221         $ 1,976,224
                                        ==========          ==========

The accompanying notes are an integral part of this financial statement. NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended
December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended
December 31, 2006, as presented in the Company's Annual Report on
Form 10-KSB.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any portion thereof.

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

The Company loaned $250,000, at an 8.5% per annum interest rate, to a grape grower for the sole purpose of making improvements to vineyards subject to grape contracts with the Company. The loan will be repaid, including principal and interest, through deductions from grape payments owed by the Company to the grape grower through 2012. The loan is secured by, along with other instruments, a Deed of Trust on the subject vineyard.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 208,336 and 206,254 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months and six months ended June 30, 2007, respectively. 182,251 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2006.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

                           Quarter to date         Year to date
                           June 30, 2007           June 30, 2007
                           _______________         _______________
                                  Weighted                Weighted
                                   average                 average
                                  exercise                exercise
                           Shares   price          Shares   price
Outstanding at beginning
    of period             483,000  $ 3.96         495,000  $ 3.94
  Granted                       -       -               -       -
  Exercised                     -       -         (12,000) $ 3.02
  Forfeited                     -       -               -       -
                          --------                --------
Outstanding at end
    of Period             483,000  $ 3.96         483,000  $ 3.96
                          ________                ________


The following table presents information on stock options outstanding for the periods shown:
                              Quarter Ended          Quarter Ended
                              June 30, 2007          June 30, 2006
                           __________________     __________________
Intrinsic value of options
    exercised in the period               -             $  408,375
Stock options fully vested and
    expected to vest
  Number                            483,000                530,500
  Weighted average exercise
    Price                             $3.96             $     3.82
  Aggregate intrinsic value      $1,444,846             $2,616,381
  Weighted average contractual
    term of options              6.37 years             7.11 years

Stock options vested and
    Currently exercisable
  Number                            444,134
  Weighted average exercise
    Price                             $3.98
  Aggregate intrinsic value      $1,318,271
  Weighted average contractual
    term of options              6.26 years

At January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company's stock, historical volatility of the Company's stock, and other factors. Expected dividends are based on the Company's plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
                                    Black-Scholes assumptions
                                           June 30, 2007
                                            __________

Risk Free interest rates                         4.26%
Expected dividend                                   0%
Expected lives, in years                         5-10
Expected volatility                              48.8%

The Company expenses stock options on a straight line basis over the options' related vesting term. For the three months ended June 30, 2007 and 2006, the Company recognized pretax compensation expense related to stock options of $8,325 and $8,390, respectively; and for the six months ended June 30, 2007 and 2006, the Company recognized pretax compensation expense related to stock options of $22,386 and $16,780, respectively.

There were no transactions related to stock option and warrant exercise during the three months ended June 30, 2007.


3) INVENTORIES

The Company's inventories, by major classification, are summarized as follows, as of the dates shown:
                                         June 30,          December 31,
                                           2007                2006
                                        (unaudited)
                                        __________          __________

Winemaking and packaging materials     $    50,000         $   142,737
Work-in-progress (costs relating
  to unprocessed and/or bulk
  wine products)                         1,914,678           2,697,354
Finished goods (bottled wines            4,627,765           3,911,836
  and related products)                 __________          __________

Current inventories                    $ 6,592,444         $ 6,751,927
                                        ==========          ==========

4) PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following, as of the dates shown:
                                          June 30,         December 31,
                                            2007               2006
                                        (unaudited)
                                        __________          __________

Land and improvements                  $   769,644         $   769,644
Winery building and hospitality center   4,791,733           4,782,064
Equipment                                4,071,800           4,009,023
                                        __________          __________
                                         9,633,177           9,560,731

Less accumulated depreciation           (5,798,146)         (5,575,051)
                                        __________          __________
                                       $ 3,835,031         $ 3,985,680
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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Such policies were unchanged during the three and six months ended June 30, 2007.

Overview

Continuing demand from out-of-state distributors for our Pinot Noir and Pinot Gris, in excess of recent year's production levels, has drawn down the inventory of those varieties to the point that income from those products is now being significantly affected.

We again generated positive net income during the three and six months ended June 30, 2007. Although we continue to have constraints on inventories of key varietals produced which have been allocated to distributors to be shipped on a scheduled basis over the calendar year, we have increased sales of other producers products which have a lower profit margin. We have also seen an increase in the costs for production.

Despite these inventory constraints, we generated $0.05 and $0.06 basic earnings per share in the first and second quarter of 2007, respectively. During the first three months of 2007, we paid down Current Liabilities by over $1 million, resulting in current ratio of 6.8 to 1. This improved in the second quarter of 2007 to 7.3 to 1.

We believe the proper steps are being taken to increase the production of high quality wine inventories over time as vineyard plantings mature. In the first quarter of 2007 we loaned one of our growers $250,000 to support additional plantings during the first quarter. We continue to improve our internal staffing and management systems in anticipation of these higher, future volumes.

We entered a long-term lease for Elton Vineyards, a related party located in the Eola Hills, to help address the inventory constraints. The vineyard consists of 60 acres of mature grapevines of which approximately 42 acres are Pinot Noir. Willamette Valley Vineyards has an initial 11 year lease with the option to renew for 4 successive terms of 5 years each plus a first right of refusal on the property's sale.

We continue partnering with the high quality, northwest fresh seafood restaurant group, McCormick & Schmick's, or M&S, for a "Summer of Salmon" campaign in all of the M&S restaurants nationwide where our Willamette Valley Vineyards Pinot Noir and Pinot Gris will be paired with wild, seasonal salmon entrees.

We continue to receive high marks for our Pinot Noir from national reviewers, including a 90 point rating for our '05 Estate Pinot from Anthony Dias Blue, as well as from Wine & Spirits Magazine. The newly released '06 Pinot Gris is following in the tradition as being recognized as one of America's best by earning 90 points from the Wine Enthusiast, 94 points from Epicurean-Traveler and being named a winner of the Pacific Coast Oyster Wine Competition again in 2007.

RESULTS OF OPERATIONS

Revenue

Our revenues from winery operations are summarized as follows:

                  Three months ended June 30, Six months ended June 30,
                      2007          2006         2007          2006
                   __________    __________   __________    __________

Tasting Room Sales and
 Rental Income      $ 517,080   $   429,184  $   962,544   $   808,168
On-site and off-site
 festivals             14,634        14,052       64,739        50,085
In-state sales      1,877,754     1,718,509    3,644,981     3,267,244
Out-of-state sales  1,420,283     1,351,703    2,829,140     3,175,469
Bulk wine/
 Misc. sales            8,793         8,793       17,586        17,586
                   __________    __________   __________    __________
Total Revenue       3,838,544     3,522,241    7,518,990     7,318,552
Less Excise Taxes     112,325        86,610      197,417       179,952
                   __________    __________   __________    __________
Net Revenue       $ 3,726,219   $ 3,435,631  $ 7,321,573   $ 7,138,600

Net revenues for the three and six months ended June 30, 2007 increased $290,588 or 8.5% and $182,973 or 2.6%, respectively, over the corresponding periods in the preceding year. This also represents an increase in net revenues over the preceding three month period of 2007 of $130,865 or 3.6%.

Tasting room sales and rental income for the three and six months ended
June 30, 2007 increased $87,896, or 20.5% and $154,376 or 19.1%, compared to the corresponding prior year periods. Tasting room sales increased during the three and six months ended June 30, 2007 due primarily to increased purchases in the tasting room and increased room rental revenues.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, increased $159,245, or 9.3%, and $377,737, or 11.6%, in the three and six months ended June 30, 2007, respectively compared to the corresponding prior year periods. In the three and six months ended June 30, 2007, our direct in-state sales to its largest customer increased $48,739, or 30.4%, and decreased $56,093, or 14.3%, respectively over the comparable prior year periods. These increases are largely the result of the broader product lines presented and increased product placements through the development of the wholesale department's portfolio of brands produced by wineries outside of Oregon.

Out-of-state sales in the three and six months ended June 30, 2007 increased $68,580, or 5.1%, and decreased $346,328 or 10.9%, respectively, over the comparable prior year period. The decreased sales are primarily the result of inventory constraints.

Excise Taxes

Our excise taxes for the three and six months ended June 30, 2007 increased 25,715, or 29.7% and 17,465, or 9.7%, respectively compared to the corresponding prior year period. This was due primarily to increased sales, thereby increasing overall sales volumes and taxes calculated based on volume during the three and six months ended June 30, 2007 and due to payments for taxes calculated subsequent to an audit by the Alcohol and Tobacco Tax and Trade Bureau ("TTB") during the period.

Gross Profit

As a percentage of net revenue, gross profit from winery operations was 46.3% and 46.8% in the three and six months ended June 30, 2007, respectively, as compared to 48.2% and 47.7% in the comparable prior year period. While we continue to focus on improved distribution of higher margin products as well as continuing our efforts to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force and increases in cost of production will erode the gross margins due to the lower margins associated with selling those brands. While the gross margin may erode due to such representation, we do not anticipate that our net income will materially decrease as a result of such representation.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and six months ended June 30, 2007 increased $66,216, or 5.5% and 247,273, or 10.6%, respectively, compared to the corresponding prior year periods. These increases are due primarily to higher employee compensation costs as we continue to add much needed staff and to improvements in our management systems in anticipation of higher, future wine volumes, and non-recurring repair costs related to deferred facility maintenance. As a percentage of net revenue from winery operations, selling, general and administrative expenses decreased to 34% for the three months ended June 30, 2007, and increased to 35.2% six months ended June 30, 2007 as compared to 34.9% and 32.6%, respectively, for the comparable prior year periods.

Interest Income, Other Income and Expense

Interest income decreased $7,825, or 41.4% and increased $4,955 or 21.4% for the three and six months ended June 30, 2007, respectively, compared to the comparable prior year periods. Interest expense for the three and six months ended June 30, 2007 decreased $15,074 or 35.4% and $30,323 or 35.2%, compared to the corresponding prior year periods. Interest costs were lower primarily due to less debt outstanding during the period.

Other income for the first quarter of 2007 was an interest rebate from Farm Credit Services for interest paid on our long-term debt in 2006, of $12,667, compared to $16,895 during the first quarter of 2006 that was received from Farm Credit Services for interest paid on our long-term debt in 2005.

Income Taxes

Income tax expense was $176,800 and $332,975 for the three and six months ended June 30, 2007, respectively, compared to $172,803 and 410,999 for the prior year periods. Our estimated tax rate for the three months ended
June 30, 2007 and 2006 was 40 percent.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and six months ended June 30, 2007 was $265,177, or $0.05 per diluted share and $499,440 or $0.10 per diluted share, respectively, compared to net income of $259,206, or $0.05 per diluted share and $616,500 or $0.13 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital balance of $8.2 million and a current ratio of 7.3:1. At December 31, 2006, we had a working capital balance of $7.8 million and a current ratio of 4.3:1. We had a cash balance of $1,577,221 at June 30, 2007, compared to a cash balance of $1,612,470 at December 31, 2006. The decrease in cash was primarily due to our extension of a note for $250,000 and payments for grapes, income taxes and accounts payable.

Total cash provided operating activities in the six months ended June 30, 2007 was $375,620 compared to cash provided by operating activities of $1,651,024 for the same period in the prior year. The decrease in cash provided operating activities was primarily due to our payments for grapes, income taxes and accounts payable in the six months ended June 30, 2007.

Total cash used in investing activities in the six months ended June 30, 2007 was $72,446, compared to $152,385 in the prior year period.

Total cash used in financing activities in the six months ended June 30, 2007 was $338,423, compared to $61,994 provided by financing activities in the prior year period. Cash used in financing activities primarily consisted of payments on our long term debt offset by stock option proceeds and loan to a grape producer.

At June 30, 2007, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis. As of June 30, 2007, we were in compliance with all of the financial covenants.

As of June 30, 2007, we had a total long-term debt balance of $1,364,345, including the portion due in the next year, owed to Farm Credit Services. The debt with Farm Credit Services was used to finance our Hospitality Center, invest in new winery equipment to increase the our winemaking capacity and complete a larger storage facility.

At June 30, 2007, we owed $94,352 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long term needs.



Item 3

CONTROLS AND PROCEDURES

(1) Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, who is also acting as our principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated for purposes of providing management's report which is set forth below in paragraph (2). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-QSB, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). This evaluation identified a deficiency in our internal control over financial reporting and is discussed below in Management's Report on Internal Control over Financial Reporting. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(2)   Management's Report on Internal Control over Financial Reporting - Under
Section 13(b)(2) of the Exchange Act, we are required to access whether our internal accounting controls are sufficient to meet applicable requirements under federal securities laws. We have evaluated, with the participation of our Chief Executive Officer, our internal control over financial reporting as of June 30, 2007, as required under Section 13(b)(2) and the applicable provisions of Rules 13a-15 and 15d-15. In performing our evaluation of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organization ("COSO") of the Treadway Commission in "Internal Control - Integrated Framework". Based on our evaluation of our internal controls over financial reporting, we concluded that, as of June 30, 2007, our internal control over financial reporting is effective.




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


On June 27, 2007, the Department of the Treasury, Alcohol and Tobacco Tax and Trade Board ("TTB") notified the Company of the results of its excise tax audit. In this notification, the TTB asserted that the Company owed
$19,580 in additional excise tax covering the period between April 2004 and December 2006. The Company had paid over $596,000 in excise tax during that time period. The Company does not agree with a number of the TTB assertions and intends to vigorously contest them. Even if the Company is not successful in contesting those assertions management believes that the net amount of excise tax owed would be $2,648, after netting out the amounts for credits due the Company as determined by the TTB auditors. The Management believes it has now paid all the taxes determined to be owed by the TTB as a result of the audit. Additionally, management believes all changes in report filing, inventory tabulation, tracking and reconciliation requested by the TTB auditors are being implemented. In addition to the imposition of excise tax and interest, the TTB has the authority to pursue adverse administrative action, which could include the imposition of fines, offers in compromise, or suspension of basic permits, to resolve what it deems willful violations of federal alcohol laws. If the TTB were to successfully pursue an adverse administrative action, such as a basic permit suspension, this may have a material adverse effect on the Company's financial position and results of operations. The situation is ongoing and the Company is not able to speculate with any degree of reasonable certainty as to what the results will be.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc.
(incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A
(Commission File No. 24S-2996)

4.1	1992 Stock Incentive Plan (incorporated by reference to the Company's
Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.2	Amendment dated July 21, 1996 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.3	Amendment dated July 25, 1998 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.4	Amendment dated April 15, 1999 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.5	Amendment dated July 25, 2000 (incorporated by reference to the
Company's Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.6	Sample Incentive Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File
No. 333-61181) filed September 10, 2001)

4.7	Sample Nonqualified Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File
No. 333-61181) filed September 10, 2001)

31.1	Certification by James W. Bernau pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 WILLAMETTE VALLEY VINEYARDS, INC.




Date: August 14, 2007       By /s/ James W. Bernau
                                  James W. Bernau
                                  President
                                  Chief Executive and Financial Officer