Form 10QSB
period 2007-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2007-11-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-21522

WILLAMETTE VALLEY VINEYARDS, INC.

 (Exact name of registrant as specified in charter)

Oregon	93-0981021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8800 Enchanted Way, S.E.

Turner, Oregon 97392

(503)-588-9463

(Address, including Zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES	☒ NO

Number of shares of common stock outstanding as of September 30, 2007:
4,807,102 shares, no par value

Transitional Small Business Disclosure

☐ YES	☒ NO

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1                                                                              FINANCIAL INFORMATION

Item 1                                                                              FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,239,624	$1,612,470
Accounts receivable trade, net	1,036,711	1,609,697
Inventories	6,968,523	6,751,927
Prepaid expenses and other current assets	426,264	107,743
Deferred income taxes	100,000	107,000

Total current assets	10,771,122	10,188,837

Vineyard development cost, net	1,474,340	1,538,002
Property and equipment, net	4,143,959	3,985,680
Note receivable	250,000	—
Debt issuance costs, net	22,894	28,258
Other assets	59,531	57,667

Total assets	$16,721,846	$15,798,444

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long term debt	$251,437	$251,437
Accounts payable	1,420,115	945,741
Accrued expenses	391,404	392,952
Income taxes payable	—	305,608
Grapes payable	94,352	481,590

Total current liabilities	2,157,308	2,377,328

Long-term debt, less current portion	1,044,718	1,237,571
Deferred rent liability	215,690	190,951
Deferred gain	386,048	410,119
Deferred income taxes	222,000	242,000

Total liabilities	4,025,764	4,457,969

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,807,102 and 4,793,027 shares issued and outstanding at September 30, 2007 and December 31, 2006	8,269,258	7,935,829
Retained earnings	4,426,824	3,404,646

Total shareholders’ equity	12,696,082	11,340,475

Total liabilities and shareholders’ equity	$16,721,846	$15,798,444

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Operations

(unaudited)

	Three months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues
Case revenue	$4,247,388	$3,293,144	$11,551,376	$10,414,158
Facility Lease	2,981	14,899	20,567	32,485

Total net revenues	4,250,369	3,308,043	11,571,943	10,446,643

Cost of sales
Case	2,124,364	1,745,683	6,020,537	5,476,376
Bulk	—	—	986	4,631

Total cost of sales	2,124,364	1,745,683	6,021,523	5,481,007

Gross profit	2,126,005	1,562,360	5,550,420	4,965,636

Selling, general and administrative expenses	1,346,636	1,160,318	3,923,654	3,490,063

Net operating income	779,369	402,042	1,626,766	1,475,573

Other income (expense)
Interest income	18,193	19,729	46,304	42,885
Interest expense	(26,583)	(41,667)	(82,343)	(127,750)
Other income	—	—	12,667	16,895

Net income before income taxes	770,979	380,104	1,603,394	1,407,603

Income tax	248,241	152,041	581,217	563,040

Net income	522,738	228,063	1,022,177	844,563

Retained earnings beginning of period	3,904,086	2,729,372	3,404,646	2,112,872

Retained earnings end of period	$4,426,824	$2,957,435	$4,426,823	$2,957,435

Basic earnings per common share	$.11	$.05	$.21	$.18

Diluted earnings per common share	$.10	$.05	$.20	$.17

Weighted average number of basic common shares outstanding	4,806,112	4,781,055	4,804,324	4,722,636

Weighted average number of diluted common shares outstanding	5,003,549	4,978,955	5,007,660	4,604,499

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,022,177	$844,563
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396,633	404,748
Bad debt expense	8,333	—
Deferred income taxes	(13,000)	—
Stock based compensation expense	36,781	25,170

Changes in operating assets and liabilities:
Accounts receivable trade	564,654	769,184
Inventories	(216,594)	888,430
Prepaid expenses and other
current assets	(318,522)	(221,889)
Other assets	(1,864)	945
Accounts payable	474,374	13,954
Accrued expenses	(1,547)	(2,577)
Income taxes payable	(305,608)	(282,460)
Grape payables	(387,238)	(190,542)
Deferred rent liability	24,739	17,933
Deferred gain	(24,071)	(24,071)

Net cash provided by operating activities	1,259,247	2,243,388

Cash flows from investing activities;
Additions to property and equipment	(485,886)	(270,456)
Vineyard development expenditures	—	(16,927)

Net cash used in investing activities	(485,886)	(287,383)

Cash flows from financing activities:
Proceeds from stock options exercised	36,240	254,895
Loan to grape producer	(250,000)	—
Repayments of long-term debt	(192,854)	(212,349)
Excess tax benefit on stock option exercises	260,407	—

Net cash provided by (used in) financing activities	(146,207)	42,546

Net increase (decrease) in cash and cash equivalents	627,154	1,998,551

Cash and cash equivalents:
Beginning of period	1,612,470	415,591

End of period	$2,239,624	$2,414,142

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as presented in the Company’s Annual Report on Form 10-KSB.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any portion thereof.

The Company has a single operating segment consisting of the retail, in-state self-distribution and out-of-state sales departments. These departments have similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution.

The Company entered into a lease agreement for approximately 60 acres of vineyards and related equipment in 2007. The original term of the lease is 11 years through 2017, with four successive 5-year renewal options.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year. Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three and nine months ended September 30, 2007. 197,437 and 203,336 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months and nine months ended September 30, 2007, respectively. 197,900 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2006.

2) STOCK BASED COMPENSATION

The Company has two stock option plans, the 1992 Stock Incentive Plan (“1992 Plan”) and 2001 Stock Option Plan (“2001 Plan”). No additional grants may be made under the 1992 Plan. The 2001 Plan, which was approved by the shareholders, permits the grant of stock options and restricted stock awards for up to 900,000 shares. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years. The maximum term before expiration for all grants is ten years.

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	483,000	$3.96	495,000	$3.94
Granted	—	—	—	—
Exercised	—	—	(12,000)	$3.02
Forfeited	—	—	—	—

Outstanding at end of Period	483,000	$3.96	483,000	$3.96

At January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Black-Scholes assumptions

September 30, 2007

Risk Free interest rates	4.59%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	47.9%

The Company expenses stock options on a straight-line basis over the options’ related vesting term. For the three months ended September 30, 2007 and 2006, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $14,395 and $8,390, respectively; and for the nine months ended September 30, 2007 and 2006, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $36,781 and $25,170, respectively.

There were no transactions related to stock option and warrant exercise during the three months ended September 30, 2007.

While completing the 2006 income tax return, the Company became aware of certain incentive stock options that had been exercised and the related stock subsequently sold before a required tax holding period. The sale of the stock thus became a disqualifying disposition, which allows the Company to deduct as employee compensation the difference between the exercise price for the stock option and the stock’s selling price. Certain disqualifying dispositions occurred in 2005, and the 2005 tax return was amended, which resulted in a tax refund of $149,108. Those disqualifying dispositions that impacted the 2006 return led to a reduction of $111,299 in the Company’s tax liability. Since the deduction reported in the income tax returns exceeds the compensation costs recognized in the financial statements, the excess tax benefit is recognized as additional paid in capital. Accordingly, $260,407 of the increase in common stock is related to the excess tax benefit realized by the Company. These disqualifying dispositions and the resulting tax benefit do not have any impact on the 2006 or 2005 income statements.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30,	December 31,
	2007	2006
	(unaudited)

Winemaking and packaging materials	$115,950	$142,737
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	1,413,737	2,697,354
Finished goods (bottled wines and related products)	5,438,836	3,911,836

Current inventories	$6,968,523	$6,751,927

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30,	December 31,
	2007	2006
	(unaudited)
Land and improvements	$773,894	$769,644
Winery building and hospitality center	4,793,154	4,782,064
Equipment	4,479,569	4,009,023
	10,046,617	9,560,731

Less accumulated depreciation	(5,902,658)	(5,575,051)
	$4,143,959	$3,985,680

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-QSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company’s Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Such policies were unchanged during the three and nine months ended September 30, 2007.

Overview

Third Quarter results were aided by some additions to winery production volumes, offsetting on a short term basis, expected sales constraints due to drawn down inventory from continued strong demand for Pinot Noir.

The winery sold out of its 2005 Willamette Valley Pinot Noir in September and released the 2006 vintage in October, ahead of the normal release schedule. Management chose to release early to keep distributors supplied on an allocated basis to retain key restaurant and bottle shop placements.

The positive net results, compared to the previous year’s third quarter resulted from both more case sales and higher margin sales to out-of -state distributors, Oregon retail and restaurant licensees and through the winery’s Retail Department of the winery’s own production.

As a result, we generated $0.11 and $0.21 basic earnings per share during the three and nine months ended September 2007, respectively, the highest earnings produced in the first nine months of the Company’s history.

The winery received approximately 393 tons of winegrapes this harvest from the grower assisted by a Company loan for additional plantings. By 2010, the volume from this grower is expected to increase to approximately 1,150 tons annually.

The sixty acre Elton Vineyard, in the first year of the long term lease, produced 164 tons for the winery’s production with other volumes required to be sold to other winemakers under pre-existing contracts that are due to expire this year. Elton Vineyards was named one of the top ten Oregon vineyards by Andy Perdue, editor of Wine Press Northwest on September 25, 2007.

The winery received 1,746 tons from the 2007 harvest with the leading amount for Pinot Noir of 815 tons. Generally, the winery derives approximately 65 cases of finished wine per ton.

The grapes that were harvested and purchased in October represent a subsequent event from the financial presentation for the three and nine months ended September 30, 2007 so incremental inventories for these grapes are not reflected herein.

Capital expenditures in prior quarters for additional winemaking improvements  allowed de-juicing to concentrate Pinot Noir flavors, additional sort equipment to remove all but the best clusters for the winery’s Pinot Noir bottlings, gentle winegrape handling using gravity to enhance wine qualities from the sorting table into the de-stemmer,  small fermenters, and then into the press.

The national sales team has increased placements of Dijon Clone Chardonnay and Riesling to increase sales growth while facing Pinot Noir inventory constraints.

At the November Board meeting, after due deliberation on value and related issues, the Board approved of the Company purchasing a centrally located downtown Carlton winery building lot from its CEO for a future expansion site. The Board had previously authorized the CEO to use his own funds to pursue this opportunity and purchase the property in January 2007. This authorization was provided primarily because the Board did not have sufficient time to conduct appropriate due diligence on the property before its sale. Since that time, successful environmental and geological studies have been completed. The CEO sold the property to the Company at a price equal to his cost of acquisition, independent studies and interest payments. This transaction is a subsequent event for the three and nine months ended September 30, 2007, and is therefore not reflected in the financial statements herein.

The Company’s wines continue to receive high marks from national reviewers.  The 2006 Whole Cluster Pinot Noir was recommended as a “favorite American Pinot Noir” in the Wall Street Journal on September 7, 2007 and received an 89 point rating from the Wine Advocate in November. The 2005 Estate, 2006 Pinot Noir and 2006 Whole Cluster were recommended by national reviewer and author, David Rosengarten in his online newsletter on October 12, 2007 saying “They caught Pinot’s mystery.” The 2006 Pinot Gris received 93 points from Wine & Spirits magazine in their August issue and was named by them among the best Pinot Gris in America.

The national media continues to take notice of the Company’s stance on environmental stewardship.  Most recently, the Company was featured in an international Associated Press story on August 28, 2007 for being the first winery in the world to use certified sustainable natural cork. This certification was granted by the Rain Forest Alliance according to Forest Stewardship Council standards. Additionally, the Company was recommended in the October issue of Martha Stewart’s Body & Soul magazine because of its sustainable farming certifications (LIVE/Salmon Safe) and biodiesel use and on Wine Spectator Online on September 9, 2007 for the Company’s pledge to become carbon neutral by 2010.

The winery earned organic certification from Oregon Tilth for its Pinot Noir blocks on the Estate Vineyard on October 3, 2007.

RESULTS OF OPERATIONS

Revenue

Net revenues for the three and nine months ended September 30, 2007 increased $942,326 or 28.5% and $1,125,300 or 10.8%, respectively, over the corresponding periods in the preceding year. This also represents an increase in net revenues over the preceding three month period of 2007 of $524,150 or 14.1%. The increase in revenue is primarily due to incremental growth in sales volume and a higher percentage mix of out-of-state sales.

Our revenues from winery operations are summarized as follows:

	Three months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Tasting Room Sales and Rental Income	$517,368	$467,431	$1,270,090	$1,108,513
On-site and off-site Festivals	57,235	38,600	121,974	88,685
In-state sales	1,886,224	1,675,868	5,301,522	4,570,947
Out-of-state sales	1,870,284	1,193,665	5,138,929	4,908,386
Bulk wine/ Misc. sales	2,981	14,899	20,567	32,485

Total Revenue	4,334,092	3,390,463	11,853,082	10,709,016
Less excise taxes	(83,723)	(82,420)	(281,139)	(262,373)
Net Revenue	$4,250,369	$3,308,043	$11,571,943	$10,446,643

Tasting room sales and rental income for the three and nine months ended September 30, 2007 increased $49,937 or 10.7% and $161,577 or 14.6% compared to the corresponding prior year periods. The incremental revenue is primarily due to a higher volume of cases sold in the tasting room  and an increased number of on-site room rentals versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, increased $210,356 or 12.6% and $730,575 or 16.0%, in the three and nine months ended September 30, 2007, respectively compared to the corresponding prior year periods. In the three and nine months ended September 30, 2007, our direct in-state sales to our largest customer decreased $3,985 or -1.3%, and increased $51,895 or 6.3%, respectively over the comparable prior year periods. The increase in the year is largely the result of the broader product lines presented and increased product placements through the development of the wholesale department’s portfolio of brands produced by wineries outside of Oregon. Bacchus Fine Wines added Pasternak Wine Imports of Harrison, NY to its list of suppliers in the quarter. Pasternak Wine Imports is owned in part by Domaines Barons de Rothschild and is renowned for its portfolio of exceptional European Bordeaux producers. It is anticipated that the new brands and varietals introduced to our Oregon customers via Pasternak Wine Imports will favorably impact our market share throughout the region resulting in continued revenue growth.

Out-of-state sales in the three and nine months ended September 30, 2007 increased $676,619 or 56.7% and increased $230,543 or 4.7%, respectively, over the comparable prior year periods. The increases are primarily due to increased sales of the winery’s Dijon Clone Chardonnay and Riesling.

Gross Profit

As a percentage of net revenue, gross profit from winery operations was 50.0% and 48.0% in the three and nine months ended September 30, 2007, respectively, as compared to 47.2% and 47.5% in the comparable prior year period. We continue to focus on improved distribution of higher margin products as well as continuing our efforts to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force and increases in cost of production may erode future gross margin as a percentage of sales due to the lower margins associated with selling those brands.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and nine months ended September 30, 2007 increased $186,318 or 16.1% and $433,591 or 12.4% respectively, compared to the corresponding prior year periods. These increases are due primarily to higher employee compensation costs as we continue to add much needed staff and to improvements in our management systems in anticipation of higher, future wine volumes, and non-recurring repair costs related to deferred facility maintenance. As a percentage of net revenues from winery operations, selling, general and administrative expenses decreased to 31.7% for the three months ended September 30, 2007, and increased to 33.9% nine months ended September 30, 2007 as compared to 35.1% and 33.4%, respectively, for the comparable prior year periods.

Interest Income, Other Income and Expense

Interest income decreased $1,535 or 7.8% and increased $3,419 or 8.0% for the three and nine months ended September 30, 2007, respectively, compared to the comparable prior year periods. Interest expense for the three and nine months ended September 30, 2007 decreased $15,083 or 36.2% and $45,407 or 35.5%, compared to the corresponding prior year periods. The average interest rate paid for the three and nine months ended September 30, 2007 was 9.85% and 9.61% respectively.

Other income for the first quarter of 2007 was an interest rebate from Farm Credit Services for interest paid on our long-term debt in 2006, of $12,667, compared to $16,895 during the first quarter of 2006 that was received from Farm Credit Services for interest paid on our long-term debt in 2005.

Income Taxes

Income tax expense was $248,241 and $581,217 for the three and nine months ended September 30, 2007, respectively, compared to $152,041 and $563,040 for the prior year periods.  Our estimated tax rate for the three months ended September 30, 2007 and 2006 was 32 percent and 40 percent respectively. The decrease in the tax rate is primarily due to a domestic production deduction as well as the decrease in federal taxable income due to Oregon taxes, both of which were adjusted for in the quarter. In October, 2007 we filed amended income tax returns for 2005 and the income tax returns for 2006. As a result of taking a tax deduction for exercises of incentive stock options in both years the current tax liabilities were reduced by a cumulative effect of $260,407. This benefit increases additional paid in capital in stockholders equity and is reflected on the statement of cash flows as excess tax benefits on stock option exercises.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and nine months ended September 30, 2007 was $522,738 or $0.10 per diluted share and

$1,022,177 or $0.20 per diluted share, respectively, compared to net income of $228,063, or $0.05 per diluted share and $844,563 or $0.17 per diluted share , in the comparable prior year period.

Liquidity and Capital Resources

At September 30, 2007, we had a working capital balance of $8.6 million and a current ratio of 5.0:1. At December 31, 2006, we had a working capital balance of $7.8 million and a current ratio of 4.3:1. We had a cash balance of $2,239,624 at September 30, 2007, compared to a cash balance of $1,612,470 at December 31, 2006. The increase in cash was primarily due increased sales volumes.

Total cash provided operating activities in the nine months ended September 30, 2007 was $1,259,247 compared to cash provided by operating activities of $2,243,388 for the same period in the prior year. The decrease in cash provided operating activities was primarily due to our payments for accounts payable and increases in account receivable due to higher sales volume in the nine months ended September 30, 2007.

Total cash used in investing activities in the nine months ended September 30, 2007 was $485,886, compared to $287,383 in the prior year period as new equipment was added to improve winery operations.

Total cash used in financing activities in the nine months ended September 30, 2007 was $146,207 compared to $42,546 provided by financing activities in the prior year period. Cash used in financing activities primarily consisted of payments on our long term debt offset by stock option proceeds and the loan to a grape producer.

At September 30, 2007, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000. We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis. As of September 30, 2007, we were in compliance with all of the financial covenants.

As of September 30, 2007, we had a total long-term debt balance of $1,296,154, including the portion due in the next year, owed to Farm Credit Services. There was no new long-term debt incurred in the three months ended September 30, 2007. The debt balance remaining represents the debt service with Farm Credit Services which was used to finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity and complete a larger storage facility.

At September 30, 2007, we owed $94,352 on grape contracts. This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold. For the 2007 harvest, there are grape purchase contracts in place with local growers that are accrued when the grapes are received. The majority of the grapes under contract were received in October 2007, therefore the annual results for 2007 will reflect the remaining liability for these grape purchases.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long term needs.

Item 3 CONTROLS AND PROCEDURES

(1)   Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Income tax advisory services related to: income tax returns

Item 6.            Exhibits

Exhibit No.     Description

3.1   Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

3.2   Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

4.1   1992 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.2   Amendment dated July 21, 1996 (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.3   Amendment dated July 25, 1998 (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.4   Amendment dated April 15, 1999 (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.5   Amendment dated July 25, 2000 (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.6   Sample Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

4.7   Sample Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-61181) filed September 10, 2001)

31.1  Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2  Certification by Jeffrey J. Fox pursuant to Rule 13a-14(a) of the Securities Exchange Commission Act of 1934

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 14, 2007	By	/s/ James W. Bernau
James W. Bernau
President

Date: November 14, 2007	By	/s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller