Form 10KSB
period 2007-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2008-05-19
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-21522

WILLAMETTE VALLEY VINEYARDS, INC.

(Name of Small Business Issuer in Its Charter)

OREGON	93-0981021
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

8800 Enchanted Way, S.E.
Turner, OR	97392
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (503) 588-9463

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ☒ NO ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Issuer’s revenues for its most recent fiscal year:	$16,710,927

Aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the closing price of such stock as of March 31, 2008:  $32,953,643

Number of shares of Common Stock outstanding as of March 31, 2008: 4,837,828

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:	YES ☐	No ☒

ITEM 1.           DESCRIPTION OF BUSINESS.

Introduction

Willamette Valley Vineyards, Inc. (the “Company”) was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively).  Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983.  The Company is headquartered in Turner, Oregon, where the Company’s Turner Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.  The Company’s wines are made from grapes grown on the 587 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards.  The grapes are crushed, fermented and made into wine at the Company’s Turner winery (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label.  Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 120 acres near Forest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2007, $19 to $50 per bottle; Chardonnay, $16 to $20 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $12 to $10 per bottle (all bottle prices included herein are the suggested retail prices).  The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon’s Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $10 per bottle, under a “Made in Oregon Cellars” label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship, $35 per bottle; Chardonnay, $16 per bottle; Semi-Sparkling Muscat, $15 per bottle.  The Company’s mission for this brand is to be among the highest quality estate producers of Burgundy and Alsatian varietals in Oregon.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $35 per bottle; Merlot, $30 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $38 per bottle; The Griffin (a Bordeaux blend), $60 per bottle; and Viognier, $25 per bottle.  This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS and GRIFFIN CREEK marks.

Market Overview

Wine Consumption Trends:  Beginning in 1994, per capita wine consumption began to rise.  U.S. wine consumption rose 2.1 percent in 2005 and 3.4 percent in 2006 continuing a 13 year trend of steady growth. Overall wine consumption has risen to 283.1 million cases in 2006.  Domestic wine sales rose 2.6 percent in 2006 while imported wine sales rose 5.7%.  Research has shown that much of this sales growth is coming from baby boomers and younger consumers. Data released by The Adams Beverage Group in 2007, for example, showed that wine now appeals to a broad spectrum of the population, including Millenials (consumers 21-30).  In a recent Gallup Poll, for the first time, a majority of respondents claimed wine as their alcohol beverage of choice.  Together,

Millenials and Baby Boomers account for more than half of today’s wine consumers. According to the Nielsen Company’s Beverage Alcohol Annual Snapshot, in the 52 weeks ended January 13, 2007, Pinot Noir sales in particular grew 20.3 percent in dollars, while Pinot Gris and Riesling grew 17.9 and 25.2 percent, respectively. Data for the year-ended 2007 is pending.

The Oregon Wine Industry.

Oregon is a relatively new wine-producing region in comparison to California and France.  In 1966, there were only two commercial wineries licensed in Oregon.  By 2007 there were 370 commercial wineries licensed in Oregon and 17,400 acres of wine grape vineyards, 13,800 acres of which are currently producing.  Total production of Oregon wines in 2007 is estimated to be approximately 2.3 million cases versus 2.1 million cases in 2006.  Oregon’s entire 2007 production has an estimated retail value of approximately $466.4 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $233.2 million.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes.  Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon does have certain disadvantages as a new wine-producing region.  Oregon’s wines are relatively little known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors.  Greater worldwide label recognition and larger production levels give Oregon’s competitors certain financial, marketing, distribution and unit cost advantages.

Furthermore, Oregon’s Willamette Valley has an unpredictable rainfall pattern in early autumn.  If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon.  Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage.  Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards.  Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Vineyard were with non-resistant rootstock.  As of December 31, 2007, the Company has not detected any phylloxera at its Turner site.  Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used.  In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site.  All plantings are on and all future planting will be on phylloxera resistant rootstock.  The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site.

As a result of these factors, subject to the risks and uncertainties identified above, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent.  The Company believes that over the next 20 years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company’s.

2007 Oregon Harvest

The National Agricultural Statistics Service reports for the third year in a row Oregon produced and crushed a record amount of grapes.  For the second year in a row Oregon grape growers planted a record number of new acres.  Oregon’s 370 wineries reported producing wine under 442 labels.  Increased production in 2006 gave wineries the ability to sell 1.7 million cases of wine for $207.8 million in 2007.  Unfilled wine grape needs were higher in 2007 and many wineries noted the need for mature grapes, most frequently Pinot Noir.

Oregon’s 2007 growing season started off strong, with a slightly warmer spring than normal that provided ideal conditions for fruit throughout the state.  Moderate temperatures persisted during the summer, with no major heat spikes, leading to nearly ideal fruit maturation going into late September, until significant rain events began and didn’t let up until late October. The cool down and rain caused many wineries to make choices of either harvesting quickly or waiting it out.

Company Strategy

The Company, one of the largest wineries in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; and (4) effectively distribute and sell its products nationally.  The Company’s goal is to continue as one of Oregon’s largest wineries, and establish a reputation for producing some of Oregon’s finest, most sought-after wines.

Based upon several highly regarded surveys of the US wine industry, the Company believes that successful wineries exhibit the following four key attributes:  (i) focus on production of high-quality premium, super premium and ultra premium varietal wines;  (ii) achieve brand positioning that supports high bottle prices for its high quality wines;  (iii) build brand recognition by emphasizing restaurant sales; and  (iv) develop strong marketing advantages (such as a highly visible winery location,  successful self-distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the crushing, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra premium cork-finished-wine through a combination of (i) direct sales at the Winery, (ii) self-distribution to local and regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas where self-distribution is not economically feasible.

The Company believes the location of its Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales to consumers and facilitates self-distribution of the Company’s products.  The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants.  The Company’s Hospitality Center has further increased the Company’s direct sales and enhanced public recognition of its wines.

Vineyard

The Company now owns, leases, or contracts for 587 acres of vineyard land. The vineyards the company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe.  At full production, we anticipate these vineyards will enable the Company to grow approximately 85% of the grapes needed to meet the Winery’s ultimate production capacity of 298,000 gallons (129,000 cases).

The Property. The Company’s estate vineyard at the Turner site currently has 48 acres planted and producing, with 24 acres of “certified organic” (by Oregon Tilth) Pinot Noir and 24 acres of Pinot Gris and Chardonnay. The oldest grapevines were planted in 1985, with additional grapevines planted in 1992,

1993, and 1999. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors.  We estimate these vines will continue to produce for another 35 years under conditions known today.

The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain.  The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation.  Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs.

Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

These new French clones are called “Dijon clones” after the University of Dijon in Burgundy, which assisted in their selection and shipment to a US government authorized quarantine site, and then seven years later to Oregon winegrowers.  The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667 and 777.  In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains.  Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage.  These new Pinot Noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self rooted, non-disease resistant vines at the Company’s Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company’s Estate Vineyard on disease resistant rootstock.

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leasebacks of portions of the property in December 1999 and 2004) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings.  In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate. In 2005 and 2006, the Company planted 23 acres and 10 acres respectively, of mainly Pinot Gris and Pinot Noir.

Grape Supply.  In 2007, the Company’s 48 acres of producing estate vineyard yielded approximately 145 tons of grapes for the Winery’s nineteenth  crush.  Tualatin Vineyards produced 603 tons of grapes in 2007.  Elton Vineyards produced 95 tons of grapes in 2007.  In 2007, the Company purchased an additional 901 tons of grapes from other growers. The Winery’s 2007 total wine production was 274,245 gallons (115,466 cases) from its 2006 and 2007 crushes. The Company expects to produce 320,000 gallons in 2008 (134,700 cases).  The Vineyard cannot and will not provide the sole supply of grapes for the Winery’s near-term production requirements.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot Gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015, with the first crop received in 2007.  In 2006, the Company entered into a long-term grape purchase agreement with the same Willamette Valley wine grape growers whereby the grower agreed to plant 100 acres of Pinot Noir, 50 acres of Pinot Gris and 20 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2016, with the first crop expected in 2008.  The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery.  The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year.  If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year.  Failure of the Grower to comply with the provisions of the contracts would constitute a default, allowing the Company to recover damages, including expected lost profits.  The Company has no right to use of the underlying properties.  These new long-term grape purchase agreements will increase the Company’s supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices.  The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements.  The grapes grown on the Company’s vineyards establish a foundation of quality, through the Company’s farming practices, upon which the quality of the Company’s wines is built.  In addition, wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines.  These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural Conditions.  Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris.  The Company believes that the Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes.  The Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France.  Western Oregon’s latitude (42°-46° North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France.  These conditions are unduplicated anywhere else in the world except in the great wine grape regions of Northern Europe.

The Vineyard’s soil type is Jory/Nekia, a dark, reddish-brown, silky clay loam over basalt bedrock, noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

The Vineyard’s elevation ranges from 533 feet to 700 feet above sea level with slopes from 2 percent to 30 percent (predominately 12-20 percent).  The Vineyard’s slope is oriented to the south, southwest and west.  Average annual precipitation at the Vineyard is 41.3 inches; average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year’s frost-free season averages from 190 to 210 days.  These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions, which produce high quality wine grapes.

In the Willamette Valley, permanent vineyard irrigation generally is not required.  The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard.  However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions. At Tualatin Estate vineyard the Company has water rights to a year round spring that feeds an irrigation pond.

Winery

Wine Production Facility.  The Company’s Winery and production facilities are capable of efficiently producing up to 104,000 cases (247,000 gallons) of wine per year, depending on the type of wine produced.  In 2007, the Winery produced 274,245 gallons (115,466 cases) from its 2006 and 2007 crushes.  The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices.  There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine.  The Company also has a 20,000 square foot storage building to store its inventory of bottled product.  The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity.  Although the Tualatin facility was constructed over twenty years ago, it adds 25,000 cases (59,000 gallons) of wine production capacity to the Company, which the Company felt at the time of purchase was needed.  Until 2007, production and sales volumes have not expanded enough to necessitate the utilization of the Tualatin facilities.  The Company decided to move current production to its Turner site to meet short-term production requirements.  The capacity at Tualatin is available to the Company to meet any anticipated future production needs. With the anticipated volume of wine production in 2008 it is likely that the Tualatin production facility will be utilized.

Hospitality Facility.  The Company has a large tasting and hospitality facility of 19,470 square feet (the “Hospitality Center”).  The first floor of the Hospitality Center includes retail sales space and a “great room” designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings.  An observation tower and decking around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Vineyard.  The Hospitality Center is joined with the present Winery by an underground cellar tunnel.  The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company’s wine in a proper environment.  The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of one acre of terraced lawn for outdoor events and five wooded acres for picnics and social gatherings.  The area between the Winery and the Hospitality Center forms a 20,000 square foot quadrangle.  As designed, a removable fabric top can cover the quadrangle, making it an all-weather outdoor facility to promote sale of the Company’s wines through outdoor festivals and social events.

The Company believes the Hospitality Center and the park and quadrangle make the Winery an attractive recreational and social destination for tourists and local residents, thereby enhancing the Company’s ability to sell its wines.

Mortgages on Properties.  The Company’s winery facilities in Turner are subject to one mortgage with a principal balance of $1,231,158 at December 31, 2007. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $362,000 annually through 2011.

Wine Production.  The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff.  The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of
	Grapes	Production	Cases
Crush Year	Crushed	Year	Produced

2003	917	2003	92,208
2004	994	2004	73,212
2005	1132	2005	72,297
2006	1488	2006	81,081
2007	1746	2007	115,466

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

Direct Sales.  The Company’s Winery is located adjacent to the state’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s third largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and second largest metropolitan areas (Portland and Eugene, respectively).  The Company believes the Winery’s unique location along Interstate 5 has resulted in a greater amount of wines sold at the Winery as compared to the Oregon industry standard.  Direct sales from the Winery are an important distribution channel and an effective means of product promotion.  To increase brand awareness, the Company offers educational Winery tours and product presentations by trained personnel.

The Company holds four major festivals and events at the Winery each year.  In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given.  Numerous private parties, wedding receptions and political and other events are also held at the Winery.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices.  Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be.  For 2007, direct sales contributed approximately 14% of the Company’s revenue.

Self-Distribution.  In 1990, the Company established a self-distribution wholesale system, now called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon.  Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program.  Company-provided trucks and delivery drivers support most of these sales representatives.  The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 1,397 restaurant and retail accounts established as of December 31, 2007.

The Company has expended significant resources to establish its self-distribution system.  The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast, southern Oregon and central Oregon.  For 2007, approximately 48% of the Company’s net revenues were attributable to self-distribution.

Distributors and Wine Brokers.  The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas where self-distribution is not feasible.  Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.  Outside of Oregon, the Company’s products are distributed in 44 states and the District of Columbia and 3 non-domestic (export) customers.  For 2007, approximately 38% of the Company’s net revenues were attributable to out of state distribution.

Tourists.  Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available.  The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to more than 200 wineries.  An additional advantage for the Willamette Valley wine tourist is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination).  From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors.  The Winery is located 45 minutes from Portland and less than one mile from The Enchanted Forest, which operates from March 15 to September 30 each year and attracts approximately 130,000 paying visitors per year.  Adjacent to the Enchanted Forest is the Thrillville Amusement Park and the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites.  Many of the visitors to the Enchanted Forest and RV Park visit the Winery.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply.  The Company believes it competes favorably with respect to each of these factors.  The Company has received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries.  Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity is needed to meet estimated future demand.  Furthermore, the Company believes that its ultimate forecasted production level of 306,000 gallons (129,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing.  The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Winery.  With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the

Oregon Liquor Control Commission.  The Company is licensed by and meets the bonding requirements of each of these governmental agencies.  Sale of the Company’s wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room.  The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14% and $1.57 per gallon for wines with alcohol content above 14%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year.  The Company also pays the state of Oregon an excise tax of $0.67 per gallon for wines with alcohol content at or below 14% and $0.77 per gallon for wines with alcohol content above 14% on all wine sold in Oregon.  In addition, all states in which the Company’s wines are sold impose varying excise taxes on the sale of alcoholic beverages.  As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality.  The Company has secured all necessary permits to operate its business.

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

Employees

As of December 31, 2007 the Company had 106 full-time employees and 12 part-time employees.  In addition, the Company hires additional employees for seasonal work as required.  The Company’s employees are not represented by any collective bargaining unit.  The Company believes it maintains positive relations with its employees.

Additional Information

The Company files quarterly and annual reports with the Securities and Exchange Commission. The public may read and copy any material that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As the Company is an electronic filer, filings may be obtained via the SEC website at (www.sec.gov.). Also visit the Company’s website (www.wvv.com) for links to stock position and pricing.

ITEM 2.           DESCRIPTION OF PROPERTY.

See “DESCRIPTION OF BUSINESS — Winery” and “— Vineyard”.

The Company carries Property and Liability insurance coverage in amounts deemed adequate by Management.

ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the Company’s Fourth Quarter ended December 31, 2007.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is traded on the Capital Market (formerly known as the NASDAQ Small Cap Market) under the symbol “WVVI.”  As of December 31, 2007, there were  2,812 stockholders of record of the Common Stock.

The table below sets forth for the quarters indicated the high and low bids for the Company’s Common Stock as reported on the Capital Market.  The Company’s Common Stock began trading publicly on September 13, 1994.

Quarter Ended

	3/31/07	6/30/07	9/30/07	12/31/07
High	$7.40	$7.08	$6.98	$6.80
Low	$6.22	$6.75	$5.87	$5.08

Quarter Ended

	3/31/06	6/30/06	9/30/06	12/31/06
High	$7.56	$9.17	$8.83	$7.45
Low	$4.97	$5.90	$5.71	$5.71

The Company has not paid any dividends on the Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to grow the distribution of its brands, improve quality and reduce debt.

Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	Securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in common (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	434,200	$3.90	124,476

Equity compensation plans not approved by security holders	—	$—	—

Total	434,200	$3.90	124,476

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements include, for example, statements regarding general market trends, predictions regarding growth and other future trends in the Oregon wine industry, expected availability of adequate grape supplies, expected positive impact of the Company’s Hospitality Center on direct sales effort, expected increases in future sales.  These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10KSB and from time to time in the Company’s Securities and Exchange Commission filing and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Willamette Valley Vineyards’ financial statements, which have been prepared in accordance with generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based upon the information available. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, investments, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s principal sources of revenue are derived from sales and distribution of wine.  Revenue is recognized from wine sales at the time of shipment and passage of title.  Our payment arrangements with customers provide primarily 30 day terms and, to a limited extent, 45 day, 60 day or longer terms for some international customers.

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

The Company pays depletion allowances to the Company’s distributors based on their sales to their customers.  The Company sets these allowances on a monthly basis and the Company’s distributors bill them back on a monthly basis.  All depletion expenses associated with a given month are expensed in that month as a reduction of revenues. The Company also pays a sample allowance to some of the Company’s distributors in the form of a 1.5% discount applied to invoices for product sold to the Company’s distributors.  The expenses for samples are expensed at the time of sale in the selling, general and administrative expense.  The Company’s distributors use the allowance to sample product to prospective customers.

Amounts paid by customers to the Company for shipping and handling expenses are included in the net revenue.  Expenses incurred for outbound shipping and handling charges are included in selling, general and administrative expense. Inbound freight costs for Bacchus purchased wines our capitalized into inventory at the time of purchase.  The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling expenses as a cost of goods sold.

OVERVIEW

RESULTS OF OPERATIONS

The Company produced its highest annual earnings to date despite significant constraints on inventory.  Revenues increased by 12% to $16,710,927, net earnings by 31% to $1,686,661, and diluted earnings per share to 34 cents from 26 cents, compared to the prior year.

These historical results were due principally to production, out-of-state sales and marketing staffs working closely together to organize pre-orders and ship when the wine was ready to release.  The winery continued to receive distributor orders in excess of its supply of Pinot Noir and Pinot Gris.  In addition, the gross margins received from the sales of the winery’s produced wines were 59% in 2007 compared to 58% for 2006.

Out-of-state distributor sales revenue increased 12% for the year ended December 31, 2007 as compared to the prior year and generated the largest share of the increase in net profit. Retail sales increased 16% and generated positive contribution to net income growth.  The Oregon Wholesale Department called Bacchus Fine Wines produced an increase of 20% in the sales of purchased wine from other wineries but a slight reduction (approximately 1.0%) in sales in winery produced products.    The Board of Directors and Management took steps to improve Oregon wholesale operations by purchasing a state-of-the-art order fulfillment system in Q2 2007 and strengthening Oregon marketing support. There were significant issues with the implementation of this system mostly related to the accounts receivable and purchase order functionality of the system.  This was mainly due to the personnel changes that occurred in the Accounting department in the midst of the implementation. These issues caused delays in financial reporting and made it increasingly difficult to reconcile cash in the general ledger versus the bank balance.

The winery had a zero credit line balance at December 31, 2007.

During the fourth quarter of 2007 the Company experienced some material weaknesses with respect to internal controls related to Accounts Receivable, Cash and Inventory. This was mainly due to significant changes in key accounting personnel and the simultaneous implementation of a new order fulfillment and accounting system for the in-state distribution business, Bacchus Fine Wines. The Company has taken steps to mitigate these weaknesses through the addition of key and compensating controls.

Sales

In the year ended December 31, 2007, the Company sold approximately 2,000 cases of Estate Pinot Noir, 23,000 cases of Willamette Valley Pinot Noir (vintage level), 5,000 cases of Barrel Select Pinot Noir, 14,000 cases of Whole Cluster Pinot Noir, 18,000 cases of Pinot Gris and 16,000 cases of Riesling.

The Company has or plans to bottle 2,500 cases of ‘07 Estate Pinot Noir, 33,000 cases of ‘07 Willamette Valley Pinot Noir (vintage level), 5,000 cases of ‘07 Barrel Select Pinot Noir, 23,000 ‘07 cases of Whole Cluster Pinot Noir, 24,000 cases of ‘07 Pinot Gris and 23,000 cases of ‘07 Riesling in December of 2007 and in 2008.  In December 2007, 400 cases of the ‘07 Whole Cluster Pinot Noir were sold.

The Company sold approximately 153,000 cases of wine in 2007 of which 115,000 cases were winery produced wines.  Of the winery produced case sales in 2007, approximately 76,000 were the above listed varieties.  Total purchased wine case sales in 2007 were approximately 38,000 cases.  The 2007 harvest produced 1,746 tons of wine grapes.  Fortunately, the 2007 harvest yielded higher volumes, approximately 10% more than expected.  The expected ‘07 vintage yield is expected to produce approximately 134,000 cases, including a few selected bulk wine purchases.

Wine Inventory

Management has taken steps to address inventory shortages relative to orders by increasing production through additional plantings in 2006 of 5 acres, contracting for an additional 170 new acres of wine grapes on a long-term basis, and in 2007, providing a loan to a key grower for vineyard establishment costs and leasing the 60 acre Elton Vineyard in the Eola Hills.  Elton Vineyard is regarded as one of Oregon’s best sources of Pinot Noir wine grapes.  This lease is for a 10 year term with four 5 year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale.  Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

These actions bring to a total of 587 acres of vineyard owned, leased or contracted by the Company, with 23 of those acres recently planted and not productive.  The total acres of Pinot Noir are 300, of which 9 are young, non-productive vines; Pinot Gris 122 and 14; Riesling 95 and 0 respectively.

The Company continues to allocate its Pinot Noir and Pinot Gris to distributors to fairly apportion available supplies.  Management expects the shortage of these products to limit the potential for growth until such time as current plantings mature.

Production Capacity

In addition to securing additional wine grape supplies, Management purchased capital assets at a significantly higher level in 2007 than in past years.  2008 purchases will be made to address future production requirements based on the expected increases in wine grape quantities.   Management is planning for increasing production capacity with the expectation additional construction and equipment expenses will be made through 2009.  The Company is required to install additional water storage capacity on the Turner property and fire sprinklers in its 20,000 square foot wine warehouse, which  also required significant capital investment in 2007 and additional capital investment anticipated for 2008.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2007.

As the company celebrates its 25th anniversary it continues to receive high accolades from wine reviewers and press.  As if to mark the occasion, Willamette Valley Vineyards earned the coveted title “#1 Hottest Small Brand of 2007” by Wine Business Monthly, the industry’s leading trade publication for wineries and growers, in their February, 2008 issue. Editor Cyril Penn wrote: “Willamette Valley Vineyards is one of those wineries demonstrating that you can increase quality while increasing production; the two aren’t mutually exclusive.”

The winery’s premium Pinot Noir continues to score well with reviewers. The 2005 Tualatin Estate Pinot Noir earned 90 points from Wine Spectator in their February 12, 2008 Insider edition. The Estate Pinot Noir was rated 89 points by the Wine Enthusiast in the April, 2007 edition and 90 points in the August 2007 edition of Wine & Spirits. It also received a gold medal from the Critics Challenge.

The WVV 2005 Willamette Valley Pinot Noir received 86 points from Wine Spectator on the web.  Wine Spectator rates wines that score between 85-89 points as “very good: a wine with special qualities.” This same wine received 88 points from Wine Enthusiast in their April, 2007 issue and was listed as one of San Francisco Chronicles top rated wines of 2007, earning three stars in a category dominated by $45-$65 wines.  It also earned a gold medal from the Taster’s Guild International Wine Competition and the Pacific Rim International Wine Competition. The 2006 Pinot Noir, which was just released, earned gold medals at Dallas Morning News Wine Competition and the San Francisco Chronicle International Wine competition. This is the first wine in the world to be bottled with an FSC (Forest Stewardship Council) certified sustainably produced cork.

The 2006 Whole Cluster Pinot Noir was rated 89 points by Wine Advocate in the Nov/December issue saying “Nicely balanced, this is truly a wine of pleasure at a great price.”  It was reviewed by the Wall Street Journal as a “favorite American Pinot Noir under $20” in the September 7th article “Charting the Sideway’s Effect,” by Dorothy Gaiter and John Brecher.  The wine reviewers note, “Our other favorite was an utter delight from Willamette Valley Vineyards. In our notes, we described it as “Beaujolais-like” because of its jazzy color and vibrant, just-picked tastes.” It also received 87 points from Wine Spectator, July 15, 2007 edition, and an “outstanding” from Wine Press Northwest.

The 2006 Pinot Gris continues a legacy of success earning 93 points from Wine & Spirits, where it was chosen as one of the top Pinot Gris in the world.  The review appeared in the August, 2007 issue. Wine Enthusiast rated it 90 points in their April issue and Wine Spectator and Wine Advocate both rated it 86 points on their websites.  Most recently this wine was reviewed by the New York Times and picked as one of the top Oregon Pinot Gris. The review appeared in the December 26, 2007 article “A Low Profile, and a Price to Match.”  In addition, it received 6 gold medals from major competitions, a 99 points rating from Just Wine Points, was written up in Ray Isle’s blog for Food & Wine as one of the best Pinot Gris in the world, and received 94 points from Epicurean Traveler.

The 2003 Estate Chardonnay received 90 points in the April, 2007 Wine Enthusiast magazine with Paul Gregutt writing, “The Dijon Clones and extra bottle time have produced a Chardonnay that is at the top of its form, and outshines most of the California competition in this price range.” The 2004 Dijon Clone Chardonnay received 89 points in the same issue. Additionally, the February issue of Wines & Vines magazine highlighted the company for being one of the first to plant the Dijon chardonnay clones in Oregon.

Wine Enthusiast magazine rated the 2007 Riesling as a “Best Buy” in the November, 2007 edition, giving it 87 points. This Riesling also earned a double gold in the Wine Press Northwest Platinum wine competition, where wines that have already earned gold medals in top competitions are judged.

Media continue to take notice of the wineries stewardship pledge. In July, 2007 Willamette Valley Vineyards became the first winery in the world use FSC (Forest Stewardship Council) certified cork in wine bottles, starting with the 2006 Pinot Noir. The winery was certified by the Rainforest Alliance to FSC standards.  The initiative was marked by an international news story written by the Oregon Associated Press and released August 25, 2007. The story garnered national and international press attention and appeared in many publications including Chicago Sun-Times, Seattle Times, USA Today, Wine Spectator online, Time.com, Wines & Vines, Wine Business Monthly and Food & Beverage magazine to name just a few.  National Geographic’s “Fresh Finds” blog on May 29, 2007 highlighted the company’s landmark achievement in the article “Put a Cork In It” as did Martha Stewart Living Body & Soul magazine in the article “A Guide to Eco-Wine.” The same article highlighted the company’s biodiesel use. Wine Spectator highlighted WVV as an eco-pioneer for biodiesel use in the June 7, 2007 issue, in an article titled “Earth Friendly Winemaking.”

In July 2007, Willamette Valley Vineyards pledged to become carbon neutral by 2010 in step with the Oregon Governor’s and Oregon Environmental Council’s Carbon Neutral Challenge.  The initiative was covered in several newspapers including the Seattle Times and a Wine Spectator.com article on September 7, 2007.

The companies resveratrol labeling initiative was featured in a July 24, 2007 article in the Oregonian, the March, 2007 issue of Shape Magazine, the February, 2007 issue of Grocery Headquarters magazine, the April 30, 2007 issue of Wine Spectator, and most recently in the Winter 2007 edition of Better Homes and Gardens ‘Heart Healthy Magazine’. The 2007 Whole Cluster Pinot Noir is just released and touts 25 micromolars of resveratrol.  Cornell University researcher Leroy Creasy found that wines containing above ten micromolars of resveratrol “extraordinary.”

The winery continued a great partnership with McCormick & Schmick’s Seafood Restaurants in 2007, working together on a “wild salmon” campaign.  WVV Pinot Noir and Pinot Gris can be found on their wine lists nationwide.  Additionally, the company received a national placement with the Pinot Noir at Safeway stores.  And in a strategic move, the company’s sales offices moved into the Oregon Restaurant Association Plaza in January, 2007 where the Oregon Restaurant Association and National Grocers Association are headquartered.

Company Founder, Jim Bernau, garnered much community recognition in 2007 for the winery’s achievements in the areas of growth, community involvement and sustainability.  Bernau earned the coveted Ernst & Young Pacific Northwest Entrepreneur of the Year Award in July, 2007, the Oregon Restaurant Association 2007 Purveyor of the Year award, and the Oregon Agri-Business Councils’ 2007 Agriculturalist of the Year award.  Additionally the company was honored with the SOLV Citizenship of the Year Award for commitment to sustainability and the Oregon community.

The winery continues to develop new marketing techniques, including re-development of the website.  A new site officially launched in January 2008 complete with a new sustainability commitment section, up-to-date news section, new shopping cart, and stunning visuals.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income.  In the past, the Company has reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2008.  Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenues, excluding excise taxes, from Winery operations for each of the last eight fiscal quarters:

	Fiscal 2007 Quarter Ended				Fiscal 2006 Quarter Ended
	(in thousands)				(in thousands)
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Tasting room and retail sales	$445	$517	$518	$735	$379	$429	$560	$607
On-site and off-site festivals	50	15	57	59	36	14	38	17
In-state sales	1,767	1,878	1,886	2,668	1,548	1,719	1,835	2,367
Bulk/Grape sales	9	9	3	134	9	9	15	8
Out-of-state sales	1,409	1,420	1,870	1,652	1,824	1,352	942	1,569
Total winery revenues	$3,680	$3,839	$4,334	$5,248	$3,796	$3,523	$3,390	$4,568

Period-to-Period Comparisons

Revenue.  The following table sets forth, for the periods indicated, select revenue data from Company operations:

Year Ended December 31
(in thousands)	2007	2006

Tasting room and retail sales	$2,215	$1,975
On-site and off-site festivals	181	105
In-state sales	8,199	7,469
Bulk /Grape Sales	155	41
Out-of-state sales	6,351	5,687
Revenues from winery operations	$17,101	$15,277

Less Excise Taxes	390	361

Net Revenue	$16,711	$14,916

2007 Compared to 2006

Tasting room and retail sales for the year ended December 31, 2007 increased $239,834, or 12%, as compared to the corresponding prior year period.  Tasting room sales increased during the year ended December 31, 2007, due primarily to increased customer traffic flows at the Company’s winery tasting room, and a 9% increase in purchases in the tasting room.  The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the retail department.  The Company experienced an increase in revenue during 2007 in on-site and off-site festivals revenue of 72%, or $76,893 as compared to the same period in 2006.  This increase is due primarily to the improved attendance of on-site and off-site events.

Total sales in the state of Oregon, through the Company’s in-state sales force and through direct sales from the winery increased $730,574, or 10%, in the year ended December 31, 2007, as compared to the corresponding prior year period.  2007 in-state sales of purchased wines were 20% higher than 2006 and contributed mostly to the 10% growth in overall in-state sales.  2007 in-state sales of Willamette Valley Vineyards branded wine were slightly lower (1%) than 2006.  The Company’s direct in-state sales to its largest customer increased $34,000, or 3%, in the year ended December 31, 2007, as compared to the prior year period.  These increases are largely the result of the broader product lines presented and increased product placements through the development of Bacchus Fine Wines.

Out-of-state sales in the year ended December 31, 2007 increased $662,901, or 12%, as compared to the prior year period.  The higher sales are primarily a result of strong demand for the Company’s varietals and significant sales efforts undertaken by the Company’s out-of-state sales force.  The Pinot Noir variety led sales in 2007.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  These taxes are based on product sales volumes.  The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board.  The Company’s excise taxes for the year ended December 31, 2007 increased 8% as compared to the prior year period.  This was due primarily to the increased sales, by volume, in the year ended December 31, 2007 as compared to the prior year period, thereby increasing overall sales volumes and taxes calculated based on volume.  Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit was 50% in the year ended December 31, 2007, a 3% point improvement from  the prior year period.  While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will erode the gross margins as a percent of sales due to the lower margins associated with selling those brands.  While the gross margin may erode due to such representation, the Company does not anticipate that net income will follow that trend.

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold.  For the years ending December 31, 2007 and 2006, approximately $84,000 and $83,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2007 increased 19% compared to the prior year period.  This increase is due primarily to increased staffing and related employee benefit expenses, increased Marketing related spending and professional service fees.  As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 33% for the year ended December 31, 2007, as compared to 31% for the prior year period, primarily as a result of increased expenditures as mentioned above in relation to revenues.

Interest expense decreased 36% or $61,875 in the year ended December 31, 2007 as compared to the prior year period.  Interest costs were lower primarily due to less debt outstanding during the period.

The provision for income taxes and the Company’s effective tax rate were $1,034,170 and 38% of pre-tax income in the year ended December 31, 2007 with $889,621 or 41% of pre-tax income recorded for the prior year period.

As a result of the above factors, net income increased to $1,686,661 in the year ended December 31, 2007 from $1,291,774 for the prior year period.  Earnings per share were $0.35 and $0.27, in the years ended December 31, 2007 and 2006, respectively.

First Quarter 2008 Outlook

Sales in the first quarter of 2008 are weaker than the prior year’s first quarter sales for the following principle reasons: inventory outages of three Pinot Noir products and distributors ordering in smaller quantities to reduce their inventory levels possibly to improve their cash position anticipating a weak economy and substantially higher fuel costs.  Restaurant customers with whom winery management is in contact are reporting less revenue than the prior year.  Management believes this weakness could be temporary as additional, new Pinot Noir inventories are  aging and sales of the Company’s wines from its distributors’ warehouses to their customers are up nationally for the first quarter by 12%.

Liquidity and Capital Resources

At December 31, 2007, the Company had a working capital balance of $9.1 million and a current ratio of 5.91:1.  At December 31, 2006, the Company had a working capital balance of $7.8 million and a current ratio of 4.28:1.  The Company had a cash balance of $1,083,405 at December 31, 2007 compared to a cash balance of $1,612,470 at December 31, 2006.  The decrease in cash was primarily due to the increased use of cash for inventory building, accounts payable and capital expenditures.

Total cash provided by operating activities in the year ended December 31, 2007 was $470,223, compared to $2,192,986 for the prior year period, primarily as a result of the build-up in inventory and related use of cash.  Additionally, trade payables due at the year ended December 31, 2006 and paid in 2007 contributed to the decrease in cash from operating activities compared to the prior year period.

Total cash used in investing activities in the year ended December 31, 2007 was $1,185,891, compared to $495,145 in the prior year period.  Cash used in investing activities consisted of property and equipment additions, vineyard development costs and notes receivable from a grape producer.

Total cash provided by financing activities in the year ended December 31, 2007 was $186,603, compared to $500,962 used in the prior year period.  Cash provided by financing activities primarily consisted of proceeds of stock option exercises offset by the payments on the long-term debt.

At December 31, 2007, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000.  The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of December 31, 2007, the Company was in compliance with all of the financial covenants.

As of December 31, 2007, the Company had a total long-term debt balance of $1,231,158 owed to Farm Credit Services. The debt with Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, and complete the storage facility.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The Company’s contractual obligations as of December 31, 2007 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt and capital lease obligations	$1,231,158	$284,786	$615,927	$330,445	—
Grape Payables	508,545	508,545	—	—	—
Operating Leases	3,900,586	310,331	645,161	635,168	2,309,926
Total Contractual Obligations	$5,640,289	$1,103,662	$1,261,088	$965,613	$2,309,926

Risk Factors

The following disclosures should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.  These disclosures are intended to discuss certain material risks of the Company’s business as they appear to Management at this time.  However, this list is not exhaustive.  Other risks may, and likely will, arise from time to time.

Agricultural Risks Could Adversely Affect Our Business

Winemaking and grape growing are subject to a variety of agricultural risks.  Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability.  In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera.

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

Loss of Key Employees Could Harm Our Reputation and Business

Our success depends to some degree upon the continued service of a number of key employees.  The loss of the services of one or more of our key employees, including the President, Winemaker, CFO/Controller and the Bacchus General Manager, could harm our business and our reputation and negatively impact our profitability.

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

The Company’s Ability to Operate Requires Utilization of the Line of Credit

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s Operations. The Company has entered into a line of credit agreement to provide such funds and entered into a term loan arrangement, the proceeds of which were used to acquire the Tualatin operations and to construct the Hospitality Center.  There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under the line of credit facility will be adequate for the Company’s future needs.  Failure to comply with all conditions of the credit facilities or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

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

ITEM 7.           FINANCIAL STATEMENTS.

Willamette Valley Vineyards, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheet of Willamette Valley Vineyards, Inc., as of December 31, 2007, and the related statements of operations, shareholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc., as of December 31, 2007, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 8 to the financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation.

/s/ Moss Adams LLP

Santa Rosa, California
May 16, 2008

Willamette Valley Vineyards, Inc.

Balance Sheet

December 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$1,083,405
Accounts receivable, net (Note 2)	1,804,168
Inventories (Note 3)	7,976,432
Prepaid expenses and other current assets	91,981
Current portion of notes receivable	62,415
Deferred income taxes	—
Total current assets	11,018,401

Vineyard development costs, net	1,690,055
Property and equipment, net (Note 4)	4,200,155
Debt issuance costs	21,106
Notes receivable	187,585
Other assets	65,893
Total Assets	$17,183,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit (Note 5)	$—
Current portion of long-term debt (Note 6)	284,786
Accounts payable	564,494
Accrued expenses	420,825
Income taxes payable	76,516
Deferred Income Taxes	1,000
Grape payables	508,545
Total current liabilities	1,856,166

Long-term debt (Note 6)	946,372
Deferred rent liability	223,936
Deferred gain (Note 11)	378,025
Deferred income taxes (Note 9)	262,000
Total liabilities	3,666,499

Commitments and contingencies (Note 11)	—

Shareholders’ equity (Notes 7 and 8):
Common stock, no par value - 10,000,000 shares authorized, 4,835,902 issued and outstanding at December 31, 2007	8,425,389
Retained earnings	5,091,307
Total shareholders’ equity	13,516,696
$17,183,195

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Net revenues	$16,710,927	$14,916,072
Cost of goods sold	8,430,802	7,963,437
Gross margin	8,280,125	6,952,635

Selling, general and administrative expenses	5,554,062	4,678,228
Income from operations	2,726,063	2,274,407

Other income (expenses):
Interest income	79,814	59,736
Interest expense	(107,768)	(169,643)
Other income	22,722	16,895
	(5,232)	(93,012)

Income before income taxes	2,720,831	2,181,395

Income tax provision (Note 9)	1,034,170	889,621

Net income	$1,686,661	$1,291,774

Basic net income per common share	$0.35	$0.27

Diluted net income per common share	$0.34	$0.26

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.

Statements of Shareholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Common stock		Retained
	Shares	Dollars	earnings	Total

Balances at December 31, 2005	4,660,202	$7,613,222	$2,112,872	$9,726,094
Stock based compensation expense	3,325	42,712	—	42,712
Common stock issued and options exercised	129,500	279,895	—	279,895
Net income	—	—	1,291,774	1,291,774
Balances at December 31, 2006	4,793,027	$7,935,829	$3,404,646	$11,340,475
Stock based compensation expense	1,850	45,108	—	45,108
Common stock issued and options exercised	41,025	444,452	—	444,452
Net income	—	—	1,686,661	1,686,661
Balances at December 31, 2007	4,835,902	$8,425,389	$5,091,307	$13,516,696

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,686,661	$1,291,774
Reconciliation of net income to net cash (used for) provided by operating activities:
Depreciation and amortization	576,515	541,848
Stock based compensation expense	45,108	42,712
Deferred income taxes	128,000	78,000
Bad debt expense	8,333	5,562
Changes in assets and liabilities:
Accounts receivable	(202,807)	(47,004)
Inventories	(1,224,503)	199,066
Prepaid expenses and other current assets	15,762	(85,182)
Other assets	(8,226)	22,404
Accounts payable	(381,247)	134,600
Accrued expenses	27,873	44,783
Income taxes receivable/payable	(229,092)	(39,379)
Grape payables	26,955	9,717
Deferred rent liability	32,985	26,180
Deferred gain	(32,094)	(32,095)

Net cash provided by operating activities	470,223	2,192,986
Cash flows from investing activities:
Additions to property and equipment	(863,623)	(400,537)
Vineyard development expenditures	(72,268)	(94,608)
Loans to grape producer	(250,000)	—

Net cash provided by (used for) investing activities	(1,185,891)	(495,145)
Cash flows from financing activities:
Proceeds from and stock options exercised	156,480	279,895
Repayments of long-term debt	(257,850)	(780,857)
Excess tax benefit on stock option exercises	287,973	—

Net cash used for financing activities	186,603	(500,962)

Net (decrease) increase in cash and cash equivalents	(529,065)	1,196,879

Cash and cash equivalents:
Beginning of year	1,612,470	415,591
End of year	$1,083,405	$1,612,470

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.

Notes to Financial Statements

1.             Summary of Operations, Basis of Presentation and Significant Accounting Policies

Organization and Operations

Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.  In 2007 and 2006 no one customer represented more than 10% of revenues.

Sales in Oregon through the Company’s in-state sales force and through direct sales from the winery represented approximately 48% and 49% respectively, of revenues for 2007 and 2006. In-state sales of purchased wines represented 53% and 48% of total 2007 and 2006 in-state sales, respectively. In-state sales of Willamette Valley Vineyards branded wines represented 44% and 49% of total 2007 and 2006 in-state sales, respectively.

Out-of-state sales represented approximately 37% and 37% respectively, of revenues for 2007 and 2006.  Foreign sales represent less than 1% of total sales.  The Company also sells its wine through the tasting room at its winery.

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

Segment Reporting

The Company’s business activities are reported as a single operating segment consisting of the retail, in-state self-distribution and out of state sales departments.  Discrete financial information is not currently available to measure profit or loss for the Company’s in-state self-distribution division (dba Bacchus Fine Wines), however, the sales of purchased wines by Bacchus Fine Wines in 2007 were $4,375,306 compared to $3,630,072 in 2006.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Accounts Receivables, Prepaid Expenses and Other Current Assets, Accounts Payable, Accrued Expenses and Other Current Liabilities

The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and other accrued expenses, approximates costs because of their short maturities.

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

Long-Term Debt

The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the present value method using AA rates provided by Farm Credit Services for the Northwest Farm Credit Services debt and estimated current rates for similar borrowing arrangements for all other long term debt.  The carrying value and estimated fair value of long term debt, including current portion is as follows:

	Carrying	Fair
	Value	Value
Northwest Farm Credit Services	$1,231,158	$1,247,359

Concentration of risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

Financial instruments that potentially subject the Company to credit risk are accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Other Comprehensive Income

The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Inventories

For Company produced wines, after a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories.  Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale.  For purchased wines distributed through the Company’s in-state distribution division, Bacchus Fine Wines, the supplier invoiced costs of the wine, including freight, are recognized into finished goods inventories at the point of receipt.

The cost of finished goods is recognized as cost of sales when the wine product is sold.  Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market by variety.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year (Note 3).

Notes Receivable

The Company loaned $250,000, at an 8.5% per annum interest rate, to a grape grower for the sole purpose of making improvements to vineyards subject to grape contracts with the Company.  The loan will be repaid, including principal and interest, through payments from the borrower and/or deductions from grape payments owed by the Company to the grape grower through 2012.  The loan is secured by, along with other instruments, a Deed of Trust on the subject vineyard.

Vineyard Development Costs

Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises.  The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years.  Accumulated amortization of vineyard development costs aggregated $569,485 and $649,270 at December 31, 2007 and 2006, respectively. The reduction in accumulated amortization of vineyard development costs in 2007 versus 2006 is due to an adjustment discovered during a sub-ledger reconciliation.  It was discovered that the general ledger did not tie to the sub-ledger due to the 1999 and 2004 sale of vineyards at the Tualatin Estates site.  The correction had no impact on the income statement and was entirely a balance sheet adjustment.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.  For the year ending December 31, 2007 approximately $84,000 was amortized into inventory costs.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives as follows:

Land improvements	15	years
Winery building	30	years
Equipment	3-10	years

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

Debt Issuance Costs

Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt.  For the years ended December 31, 2007 and 2006, amortization of debt issuance costs was approximately $7,200 and $7,000 respectively.

Income Taxes

Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company’s assets and liabilities.

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. Tax benefits are recognized only when it is more likely than not the tax position will be sustained upon review by the applicable taxing authorities. If the recognition threshold is met, the tax benefit is measured at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. If applicable, interest and penalties related to unrecognized tax benefits are reflected in the current income tax provision.

Deferred Rent Liability

The Company leases land under a sale-leaseback agreement.  The long-term operating lease has minimum lease payments that escalate every year.  For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease.  In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability.  As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid.  For the period ended December 31, 2007 and 2006, rent costs recognized in excess of amounts paid totaled $32,985 and $26,180, respectively.

Revenue Recognition

The Company recognizes revenue when the product is shipped and title passes to the customer.  The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions.  The cost of price promotions and rebates are treated as reductions of revenues.  No products are sold on consignment.  Credit sales are recorded as trade accounts receivable and no collateral is required.  Revenue from items sold through the Company’s retail locations is recognized at the time of sale.  Net Revenues reported herein are shown net of sales allowances and excise taxes.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions.  Advertising costs are expensed as incurred or the first time the advertising takes place.  For the years ended December 31, 2007 and 2006, advertising costs incurred were approximately $36,000 and $29,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2007 and 2006, these costs, which are included in selling, general and administrative expenses, totaled approximately $102,000 and $76,000 respectively.

Shipping and Handling Costs

Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue.  Costs incurred for shipping and handling charges are included in selling, general and administrative expense.  For the years ended December 31, 2007 and 2006, such costs totaled approximately $373,000 and $324,000 respectively.  The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis.  The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory.  For the years ended December 31, 2007 and 2006, excise taxes incurred were approximately $390,000 and $361,000 respectively.

Stock Based Compensation

The Company expenses stock options on a straight line basis over the options’ related vesting term.  For the year ended December 31, 2007, the Company recognized pretax compensation expense related to stock options of $45,108.

Tax Benefit of Disqualifying Disposition of Stock Options

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

For 2007, the disqualifying dispositions led to a reduction of $27,566 in the Company’s tax liability.

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

Options to purchase 434,200 shares of common stock were outstanding at December 31, 2007 and diluted weighted-average shares outstanding at December 31, 2007 include the effect of 179,165 stock options.  Options to purchase 495,000 shares of common stock were outstanding at December 31, 2006 and diluted weighted-average shares outstanding at December 31, 2006 include the effect of 210,003 stock options.

		2007			2006
		Weighted			Weighted
		average	Earnings		average	Earnings
		shares	per		shares	per
	Income	outstanding	share	Income	outstanding	share

Basic	$1,686,661	4,806,345	$0.35	$1,291,774	4,739,897	$0.27
Options	—	179,165	—	—	210,003	—
Warrant	—	—	—	—	—	—
Diluted	$1,686,661	4,985,510	$0.34	$1,291,774	4,949,900	$0.26

Statement of cash flows

Supplemental disclosure of cash flow information:

	2007	2006

Interest paid	$108,000	$170,000
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock(Note 7)	$11,808	$9,152

Liquidity

The Company’s ability to fund operations requires utilization of amounts available pursuant to a line of credit agreement as further discussed in Note 5. There was $0 outstanding on the line of credit with Umpqua Bank as of December 31, 2007.   Management believes existing cash and cash flow from operations, combined with the amounts available under the line of credit facility will be sufficient to satisfy all debt service obligations and fund the Company’s operating needs and capital expenditures for the foreseeable future.

Recently issued accounting pronouncements and proposed accounting changes

In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities - including an amendment of FASB statement No. 115 (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

2.             Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company’s accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors.  In the fourth quarter of 2007 the Company’s in-state distribution business, Bacchus Fine Wines, implemented a new order fulfillment and accounting system along with an EFT payment interface which allows in-state customers to remit funds electronically.  There have been some problems with both systems which has caused accounts receivable for in-state customers to grow to approximately $400,000 at December 31, 2007.  The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $54,330 at December 31, 2007.

Changes in the allowance for doubtful accounts are as follows:

	Balance at	Charged to	Charged to	Write-offs	Balance at
	Beginning	costs and	other	net of	end of
	Of period	expenses	accounts	recoveries	period

Fiscal year ended December 31, 2006:
Allowance for Doubtful accounts	$57,951	$5,562	$—	$—	$63,513
Fiscal year ended December 31, 2007:
Allowance for Doubtful accounts	$63,513	$—	$(9,183)	$—	$54,330

3.             Inventories

Inventories consist of:

Winemaking and packaging materials	$283,200
Work-in-process (costs relating to unprocessed and/ or unbottled wine products)	2,710,399
Finished goods (bottled wine and related products)	4,982,833
Current inventories	$7,976,432

4.             Property and Equipment

Land and improvements	$959,064
Winery building and hospitality center	4,848,249
Equipment	4,617,040
10,424,353

Less accumulated depreciation	(6,224,198)
$4,200,155

5.             Line of Credit Facility

In December of 2005 the Company has entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime and is payable monthly. The interest rate was 6.00% at December 31, 2007. At December 31, 2007 there were no borrowings on this revolving line of credit.

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2007	7.25%

2006	7.75%

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2007, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.

6.             Long-Term Debt

December 31, 2007
Long-term debt consists of:
Northwest Farm Credit Services Loan	$1,231,158

1,231,158
Less current portion	(284,786)

$946,372

The Company has an agreement with Northwest Farm Credit Services containing a note bearing interest at a rate of 7.85%, which are collateralized by real estate and equipment. This note requires monthly payments of $30,102 until the notes are fully repaid in 2012. The loan agreement contains covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2007, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, Northwest Farm Credit Services (“FCS”) would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,

2008	$284,786
2009	295,921
2010	320,006
2011	330,445

$1,231,158

7.             Shareholders’ Equity

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

In each of the years ended December 31, 2007 and 2006, the Company granted 1,850 and 3,325 shares of stock valued at $11,808 and $9,152, respectively, as compensation to employees and agents. The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations. The effects of these noncash transactions have been excluded from the cash flow statements in each period.

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

The following table presents information on stock options outstanding for the periods shown:

	2007		2006
		Weighted		Weighted
		Average		average
		Exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	495,000	$3.94	609,500	$3.57
Granted	—	—	—	—
Exercised	(40,800)	$3.84	(114,500)	2.00
Forfeited	(20,000)	—	—	—

Outstanding at end of period	434,200	$3.90	495,000	$3.94

The following table presents information on stock options outstanding for the periods shown:

	2007	2006
Intrinsic value of options exercised in the period	$105,584	$643,734
Stock options fully vested and expected to vest Number	434,200	495,000
Weighted average exercise Price	$3.90	$3.94
Aggregate intrinsic value	$1,108,426	$1,427,656
Weighted average contractual term of options	5.90 years	6.90 years

Stock options vested and Currently exercisable Number	416,700
Weighted average exercise Price	3.95
Aggregate intrinsic value	1,039,904
Weighted average contractual term of options	5.72 years

Weighted-average options outstanding and exercisable at December 31, 2007 are as follows:

Options outstanding			Options exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Exercise	December 31,	contractual	exercise	December 31,	exercise
price	2007	life	price	2007	price

$1.50	1,500	0.03	1.50	1,500	1.50
1.56	4,000	2.58	1.56	4,000	1.56
1.75	3,000	0.17	1.75	3,000	1.75
1.81	1,500	1.24	1.81	1,500	1.81
2.30	60,000	6.58	2.30	45,300	2.30
2.31	12,000	7.40	2.31	12,000	2.31
2.99	16,000	7.12	2.99	16,000	2.99
3.29	75,000	2.12	3.29	75,000	3.29
3.76	96,000	7.58	3.76	93,200	3.76
4.14	4,000	2.58	4.14	4,000	4.14
4.98	5,000	7.76	4.98	5,000	4.98
5.00	92,200	7.99	5.00	92,200	5.00
5.50	64,000	2.99	5.50	64,000	5.50

$1.50-$5.50	434,200	5.90	$3.90	416,700	$3.95

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

	2007	2006
Risk-free interest rate	4.04%	4.26%
Expected lives	10 years	10 years
Expected volatility	44%	47%

Adjustments are made for options forfeited prior to vesting. For the year ended December 31, 2007, the total value of the options granted was computed to be approximately $1,647,811, which would be amortized on the straight-line basis over the vesting period of the options.

9.             Income Taxes

	2007	2006
Current tax expense:
Federal	$821,714	$660,888
State	176,456	150,733
	998,170	811,621
Deferred tax expense (benefit):
Federal	31,912	69,142
State	4,088	8,858
	36,000	78,000
Total	$1,034,170	$889,621

The effective income tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2007	2006
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.4	4.4
Permanent differences	(1.1)	0.6
Other, primarily prior year taxes	0.7	1.8
	38.0%	40.8%

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

2007
Accounts receivable	$21,000
Inventories	74,000
Prepaids	(35,000)
Stock Compensation	(64,000)
Other	3,000
Net current deferred tax liability	(1,000)

Depreciation	(407,000)
Deferred gain on sale-leaseback	145,000
Deferred liabilities	—
Net noncurrent deferred tax liability	(262,000)
Net deferred tax liability	$(263,000)

10.           Related Parties

The Company provides living accommodations in a manufactured home on the Company’s premises for the president and his family as additional compensation for security and lock-up services the president provides.  Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

11.           Commitments and Contingencies

Litigation

From time to time, in the normal course of business, the Company is a party to legal proceedings.  Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, but due to the nature of the litigation, the ultimate outcome cannot presently be determined.

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

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the Winery agreed to purchase the grape yields at fixed contract prices through 2015, with the first crop received in 2007.  In 2006, the Company entered into another long-term grape purchase agreement with the same Willamette Valley wine grape growers whereby the Winery agreed to purchase additional grape yields at fixed contract prices through 2016, with the first crop expected in 2008. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year.  If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards.  This lease is for a 10 year term with four 5 year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale.  For 2007, the annual costs of this lease were $105,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.  Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

In December 2007 the Company entered into a 3 year lease agreement for a small, one-room office space in Wilsonville, Oregon.  This space was leased to accommodate the out-of-state sales team.

As of December 31, 2007, future minimum lease payments are as follows:

Year ending
December 31,
2008	$310,331
2009	319,656
2010	325,505
2011	314,523
2012	320,645
Thereafter	2,309,926
Total	$3,900,586

The Company is also committed to lease payments for various pieces of office equipment.  Total rental expense for all operating leases excluding the vineyards, amounted to $12,984 and $13,175 in 2007 and 2006, respectively.  In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $263,364 and $200,765 for the years ended December 31, 2007 and 2006, respectively.

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

12.           Employee Benefit Plan

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We make a matching contribution of $1 for every $1 contributed by the participant up to 4% of the participant’s eligible payroll. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

For the year ended December 31, 2007, total amounts expensed under this plan was approximately $71,650 compared to $61,282 expensed in the prior year.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T)   CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer, Controller and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as of December 31, 2007.  Based on that evaluation, the Chief Executive Officer and Controller concluded that the disclosure controls and procedures as of December 31, 2007 were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions   of the assets of the Company; and

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in   accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being   made only in accordance with authorizations of management and directors of the Company; and

•                  Provide reasonable assurance regarding preventions or timely detection of unauthorized acquisition, use or disposition of   the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A significant deficiency involves matters in the design or operation of the Company’s internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

“Management has determined that our internal controls over financial reporting are not effective.” In particular, management has determined that material weaknesses existed within our accounts receivable sub-ledger because of a poor implementation of a new order fulfillment and accounting system in the fourth quarter of 2007, which led to cutoff issues, cash receipt inaccuracies and ultimately led to our inability to properly reconcile our cash accounts. Management also determined there are material weaknesses related to perpetual inventory controls of in-state wholesale purchased wines and the related inventory value of these wines also because of the implementation of the new system in the fourth quarter of 2007.  Lastly, management determined there are significant deficiencies relating to security permissions for financial systems including order activity and pricing; enforcement of existing controls and proper segregation of duties.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

We are in the process of addressing and remedying the material weakness in internal control over financial reporting described above, as well as the other significant deficiencies.  Elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects. We have aggregated the above described material weakness and significant deficiencies into five categories: processes surrounding the sales order to remittance cycle; financial reporting; accounts reconciliation; inventory management; organizational structure and information technology security.

Management is in the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them.  Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, nominees for election as a director, and each such person’s age at March 31, 2007 and position with the Company.

Name	Position(s) with the Company	Age
James W. Bernau ***	Chairperson of the Board,
	President and Director	54
James L. Ellis ****	Secretary and Director	63
Sean M. Cary	Director	34
Thomas M. Brian**	Director	59
Delna L. Jones * ***	Director	67
Craig Smith**	Director	61
Betty M. O’Brien*	Director	63
Stan G. Turel * ** ***	Director	60

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

James W. Bernau.  Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988.  Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies.  From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry.  In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service.

James L. Ellis.  Mr. Ellis has served as a Director since July 1991 and Secretary since June 1997.  Mr. Ellis has served as the Company’s Director of Human Resources from January 1993, and Vice President /Corporate since 1998. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm.  From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm.  From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

Sean M. Cary.  Mr. Cary was elected to the Board of Directors in 2007.  Mr. Cary is the Chief Financial Officer of Cascade Structural Laminators, a laminated beam manufacturer headquartered in Eugene, Oregon.  Previously,

Mr. Cary served as the Controller of Willamette Valley Vineyards, Mr. Cary served in the U.S. Air Force as a Financial Officer. Mr. Cary holds a Master of Business Administration degree from the University of Oregon and a Bachelor of Science Degree in Management from the U.S. Air Force Academy.

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

Delna L. Jones.  Ms. Jones has served as a Director since November 1994. Ms. Jones resigned from the Board in December of 2002 having moved to Southern California and was reappointed by the Board in March of 2005 having returned to Oregon.  Currently Ms. Jones is President of Delna Jones and Associates, an independent consulting firm.  Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000.  Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1994 to 1998.  From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications.  Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6.  During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee.

Craig Smith, CPA, MBA, JD. Mr. Smith is the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon.  He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm.  He has served on many State of Oregon commissions and he has served as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way.  Mr. Smith is an active member of the Oregon State Bar and a Certified Public Accountant.  Mr. Smith is an independent director as defined under NASDAQ rules.

Betty M. O’Brien.  Ms. O’Brien has served as a Director since July 1991. Ms. O’Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983.  Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004.  Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000.  She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director.  Ms. O’Brien is a member of the Vineyard Management/Winemaking Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She now teaches Introduction to Wine Marketing.  She serves as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology).

Stan G. Turel.  Mr. Turel has served as a Director since November of 1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formally Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had 26,000 annual tax clients including 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees.

Board of Directors Committees.  The Board of Directors acts as a nominating committee for selecting nominees for election as directors.  The Board of Directors has appointed a standing Audit Committee that, during the year ended December 31, 2007, conducted four meetings.  The elected members of the Audit Committee are Thomas M. Brian, Craig Smith, and Stan G. Turel.  Chairperson Craig Smith is designated by the Board of Directors as the “audit committee financial expert” under SEC rules.  The Audit Committee is responsible for engaging the Company’s Independent Registered Public Accounting Firm, and reviews the scope of the independent annual audit, the independent accountants’ letter to the Board of Directors concerning the effectiveness of the Company’s internal financial and accounting controls and the Board of Directors’ response to that letter, if deemed necessary.  The Board of Directors also has appointed a Compensation Committee, which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers the Company’s 1992 Stock Incentive Plan.  During the fiscal year ended December 31, 2007, the Compensation Committee held two meetings.  The members of the Compensation Committee currently are Betty M. O’Brien, Chair, Stan Turel, and Delna Jones.  In 1997 the Board appointed an Executive Committee, members are: James Bernau, James Ellis, and Stan Turel.  Delna Jones was appointed to the Committee in 2007.  The Executive Committee held two meetings during 2007.

Code of Ethics. The Company adopted a code of ethics applicable to its Chief Executive Officer, Controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.WillametteValleyVineyards.com.   Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

Willamette Valley Vineyards, Inc.
8800 Enchanted Way SE
Turner, OR 97392
Attention: Corporate Secretary

ITEM 10.      EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s Primary Executive Officer, James W. Bernau (the “named executive officer”) for the years ending December 31, 2007 and 2006.  Except for Mr. Bernau, no officer, director or other employee of the Company received total compensation in excess of $100,000, as calculated pursuant to Instruction 1 to Item 402(a)(2) of Regulation S-B.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Bernau, James W.,	2007	162,511	40,502	—	—	—	—	10,645	213,658
President, Chief Executive	2006	162,511	39,475	—	—	—	—	17,129	219,115
Officer and Chairman

Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997 and again amended in January of 1998.  Under the amended agreement, Mr. Bernau is paid an annual salary of $162,511 with annual increases tied to increases in the consumer price index.  Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company’s property.  Mr. Bernau and his family live in the mobile home free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard.  The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Stock Options

In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees.  The Company does not ordinarily directly issue shares of stock to its employees.  Options are typically issued at a per share exercise price equal to the closing price as reported by the Capital Market at the time the option is granted.  The options vest to the employee over time.  Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.

Option Exercises and Holdings

The following table provides information, with respect to the named executive officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2007.

Stock Awards
Equity
Incentive
								Equity	Plan Awards:
	Option Awards							Incentive	Market or
			Equity					Plan Awards:	Payout
			Incentive				Market	Number of	Value of
			Plan Awards:			Number	Value of	Unearned	Unearned
	Number of	Number of	Number of			of Shares,	Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units	Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option		that	that	Rights that	Rights that
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Bernau, James

2/11/2005	75,000	—	—	3.289	2/11/2010	—	—	—	—
8/1/2005	4,000	—	—	4.136	8/1/2010	—	—	—	—
12/27/2005	64,000	—	—	5.50	12/27/2010	—	—	—	—

Director Compensation

The members of the Company’s Board of Directors do not receive cash compensation for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.  Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year.  This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond.  In December 2005, each Director was granted 14,000 options for service during 2005.  In the foreseeable future, as a result of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

Section 16(a) Beneficial Ownership Reporting Compliance

None

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of December 31, 2007, by  (i) each person who beneficially owns more than 5% of the Company’s Common Stock  (ii) each Director of the Company  (iii) each of the Company’s named executive officers, and  (iv) all directors and executive officers as a group.

				Percent of
		Number of		Shares
		Shares Outstanding		Beneficially
		Stock		Owned

James W. Bernau	President/CEO, Chair of the Board
2545 Cloverdale Road		580,096	(1)	12.0%
Turner, OR 97392

James L. Ellis	Secretary, Director
7850 S.E. King Road		5,300	(2)	**
Milwaukie, OR 97222

Thomas M. Brian	Director
7630 SW Fir		22,000	(3)	**
Tigard, OR 97223

Delna L. Jones	Director
14480 SW Chardonnay Ave		27,800	(4)	**
Tigard, OR 97224

Sean M. Cary	Director
3188 Blacktail Drive		16,000	(5)	**
Eugene, OR 97405

Betty M. O’Brien	Director
22500 Ingram Lane NW		41,150	(6)	**
Salem, OR 97304

Stan G. Turel	Director
2125 NE 11th Place		10,517	(7)	**
Bend, OR 97701

Craig Smith	Director	0		**
367 Sanrodee Drive
Salem, OR 97317

Jeff Fox	CFO/Controller	0		**
14940 Seal Rock Ave NE
Aurora, OR 97002

All Directors, executive		702,863	(8)	14.5%
officers and persons owning
5% or more as a group (7 persons)

**         Less than one percent.

(1)   Includes 143,000 shares issuable upon exercise of options exercisable within 60 days of the date of this report.

(2)   Includes 5,300 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(3)   Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(4)   Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(5)   Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(6)   Includes 33,000 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(7)   Includes 10,517 shares issuable upon the exercise of options exercisable within 60 days of the date of this report.

(8)   Includes 241,900 shares issuable upon exercise of options exercisable within 60 days of the date of this report.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 60 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10 year lease with the option to renew for 4 successive terms of 5 years each, plus a first right of refusal on the property’s sale.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.  All future transactions between the Company and its officers, directors, and principal shareholders will be approved by a disinterested majority of the members of the Affiliated Transactions Committee of the Company’s Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The following directors are independent as the term is defined by NASDAQ rules:  Thomas M. Brian, Delna L. Jones, Betty M. O’Brien, Craig Smith and Stan G. Turel.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

(3)   Articles of Incorporation and Bylaws:

(a)   Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(b)   Bylaws of Willamette Valley Vineyards, Inc.(incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(10)   Material Contracts

(a)   Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(b)   Indemnity Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(c)   Indemnity Agreement between Willamette Valley Vineyards, Inc. and Donald E. Voorhies dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(d)   Shareholders Agreement among Willamette Valley Vineyards, Inc. and its founders, James Bernau and Donald Voorhies, dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(h)   Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(i)   Founders’ Escrow Agreement among Willamette Valley Vineyards, Inc., James W. Bernau, Donald Voorhies and First Interstate Bank of Oregon, N.A. dated September 20, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(j)   Amendment to Founders’ Escrow Agreement dated September 20, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(k)   Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Betty M. O’Brien and Charter Investment Group, Inc. dated July 7, 1992 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

(l)   Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Daniel S. Smith and Piper Jaffray & Hopwood, Inc. dated July 7, 1992 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

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

(o)   Business Loan Agreement dated December 29, 2004 by and between Umpqua Bank and Willamette Valley Vineyards, Inc. (File No. 000-21522)

(b)   Reports on Form 8-K

None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the caption entitled “Audit and Related Fees” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

Date: May 16, 2008	By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	May 16, 2008
James W. Bernau	President
(Principal Executive Officer)

/s/ Jeffrey J. Fox	CFO/Controller	May 16, 2008
Jeffrey J. Fox	(Principal Accounting Officer)

/s/ James L. Ellis	Director and Vice-President	May 16, 2008
James L. Ellis	and Secretary

/s/ Thomas M. Brian	Director	May 16, 2008
Thomas M. Brian

/s/ Delna L. Jones	Director	May 16, 2008
Delna L. Jones

/s/ Craig Smith	Director	May 16, 2008
Craig Smith

/s/ Betty M. O’Brien	Director	May 16, 2008
Betty M. O’Brien

/s/ Stan G. Turel	Director	May 16, 2008
Stan G. Turel

/s/ Sean M. Cary	Director	May 16, 2008
Sean M. Cary

EXHIBIT INDEX

Exhibit

23.1   Consent of Independent Registered Public Accounting Firm

31.1   Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2   Certification by Jeffrey J. Fox pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.