Form 10-Q
period 2008-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2008-05-28
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

Number of shares of common stock outstanding as of March 31, 2008:
4,837,828 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1                                                                              FINANCIAL INFORMATION

Item 1                                                                             FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$281,403	$1,083,405
Accounts receivable trade, net	1,127,935	1,804,168
Inventories	9,485,358	7,976,432
Prepaid expenses and other current assets	376,014	91,981
Current portion of notes receivable	62,415	62,415

Total current assets	11,333,125	11,018,401

Vineyard development cost, net	1,673,328	1,690,055
Property and equipment, net	4,299,782	4,200,155
Note receivable	187,585	187,585
Debt issuance costs, net	19,318	21,106
Other assets	7,564	65,893

Total assets	$17,520,702	$17,183,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long term debt	$284,786	$284,786
Revolving credit line	303,977	—
Accounts payable	1,068,776	564,494
Accrued expenses	372,784	420,825
Income taxes payable	37,470	76,516
Deferred income taxes	1,000	1,000
Grapes payable	116,177	508,545

Total current liabilities	2,184,970	1,856,166

Long-term debt, less current portion	877,312	946,372
Deferred rent liability	232,182	223,936
Deferred gain	370,001	378,025
Deferred income taxes	262,000	262,000

Total liabilities	3,926,465	3,666,499

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,837,828 and 4,835,902 shares issued and outstanding at March 31, 2008 and December 31, 2007	8,442,828	8,425,389
Retained earnings	5,151,409	5,091,307

Total shareholders’ equity	13,594,237	13,516,696

Total liabilities and shareholders’ equity	$17,520,702	$17,183,195

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Operations

(unaudited)

	Three months ended March 31,
	2008	2007
Net revenues
Case revenue	$3,402,674	$3,586,561
Facility Lease	—	8,793

Total net revenues	3,402,674	3,595,354

Cost of sales
Case	1,753,834	1,896,231

Total cost of sales	1,753,834	1,896,231

Gross profit	1,648,840	1,699,123

Selling, general and administrative expenses	1,528,509	1,310,173

Net operating income	120,331	388,950

Other income (expense)
Interest income	971	17,058
Interest expense	(22,328)	(28,237)
Other income	1,196	12,667

Net income before income taxes	100,170	390,438

Income tax	40,068	156,175

Net income	60,102	234,263

Retained earnings beginning of period	5,091,307	3,404,646

Retained earnings end of period	$5,151,409	$3,638,909

Basic earnings per common share	$.01	$.05

Diluted earnings per common share	$.01	$.05

Weighted average number of basic common shares outstanding	4,837,288	4,800,775

Weighted average number of diluted common shares outstanding	4,997,082	5,004,810

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Cash Flows

(unaudited)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$60,102	$234,263
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	149,024	133,782
Bad debt expense	—	8,333
Stock based compensation expense	12,590	14,062

Changes in operating assets and liabilities:
Accounts receivable trade	676,233	459,639
Inventories	(1,508,926)	(232,886)
Prepaid expenses and other current assets	(284,034)	(37,385)
Prepaid income taxes		(13,217)
Other assets	58,329	(611)
Accounts payable	504,282	(309,057)
Accrued expenses	(48,040)	(49,291)
Income taxes payable	(39,046)	(305,608)
Grape payables	(392,368)	(358,255)
Deferred rent liability	8,246	8,246
Deferred gain	(8,024)	(8,023)

Net cash used in operating activities	(811,632)	(456,008)

Cash flows from investing activities;
Additions to property and equipment	(230,135)	(34,732)

Net cash used in investing activities	(230,135)	(34,732)

Cash flows from financing activities:
Proceeds from stock options exercised	2,250	36,240
Revolving line of credit	303,977	—
Loan to grape producer	—	(250,000)
Repayments of long-term debt	(69,060)	(61,881)
Excess tax benefit on stock option exercises	2,598	—

Net cash provided by (used in) financing activities	239,765	(25,641)

Net increase (decrease) in cash and cash equivalents	(802,002)	(766,381)

Cash and cash equivalents:
Beginning of period	1,083,405	1,612,470

End of period	$281,403	$846,089

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2007 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as presented in the Company’s Annual Report on Form 10-KSB.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any portion thereof.

The Company historically has reported as a single operating segment consisting of the retail, in-state self-distribution and out-of-state sales departments.  These departments have mostly similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution. The in-state self-distribution business known as Bacchus Fine Wines has the unique characteristic of selling wholesale purchased wines in addition to Company produced wines and glassware (non-wine). Effective with the period ended March 31, 2008, the Company will report limited financial information for two operating segments as follows: Bacchus Distribution and Produced Wines. Discrete financial information was not available to allow for segment reporting in prior periods, however, the addition of a new order fulfillment and accounting system now provides this additional information.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three months ended March 31, 2008. 159,794 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2008. 204,036 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2007.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended
	March 31, 2008
		Weighted
		average
		exercise
	Shares	price
Outstanding at beginning of period	434,200	$3.90
Granted	—	—
Exercised	(1,500)	—
Forfeited	—	—

Outstanding at end of Period	432,700	$3.91

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

Black-Scholes assumptions

March 31, 2008

Risk Free interest rates	3.45%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	44.0%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended March 31, 2008 and 2007, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $12,590 and $14,062, respectively.

During the three months ended March 31, 2008, the following transactions related to stock option exercise occurred:

		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.50

The exercise of the aforementioned options resulted in a reduction of $2,598 in the Company’s tax liability.  Since the deduction exceeds the compensation costs recognized in the financial statements, the excess tax benefit is recognized as additional paid in capital.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31,	December 31,
	2008	2007
	(unaudited)

Winemaking and packaging materials	$447,050	$283,200
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	3,169,763	2,710,399
Finished goods (bottled wines and related products)	5,868,545	4,982,833
Current inventories	$9,485,358	$7,976,432

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31,	December 31,
	2008	2007
	(unaudited)

Land and improvements	$959,064	$959,064
Winery building and hospitality center	4,834,475	4,848,249
Equipment	4,860,951	4,617,040
	10,654,490	10,424,353

Less accumulated depreciation	(6,354,708)	(6,224,198)

	$4,299,782	$4,200,155

5) INTEREST AND TAXES PAID

During the first quarter ended March 31, 2008, the Company paid $314,300 in Federal, State and Local income taxes and $91,633 in Payroll tax. Additionally, $22,328 was paid in interest on the long-term debt and revolving credit line for the same period.

6) SEGMENT REPORTING

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the company’s in-state distribution division. Bacchus distributes produced wine, purchased wine and glassware at wholesale prices to in-state customers. Produced wine represents all Willamette Valley Vineyard branded wine which is produced at the winery.  Purchased wines and glassware are brands purchased from other wine distributors and wineries for sale to in-state customers.  For segment reporting, the produced wines distributed by Bacchus are consolidated with Retail and Out-of-State sales and shown as Produced Wines.

Discrete financial information for these operating segments was not available in prior periods, which resulted in the segments being aggregated and reflected as a single segment.  Effective for the three months ended March 31, 2008, certain discrete financial information became available with the implementation of new accounting and inventory tracking software.  The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  The Company evaluates performance based on the gross profit of the respective business segment.  Sales, general and administrative expenses are not allocated between operating segments, therefore net income information for the respective segments is not available.  Discrete financial information related to segment assets, other than inventory, is not available and that information continues to be aggregated.

The following table outlines the 2008 sales, cost of sales and gross profit, for the two identified segments:

	Bacchus	Produced
	Distribution	Wine	Total
Net Sales	$1,071,266	$2,331,408	$3,402,674

Cost of Sales	$761,341	$992,493	$1,753,834

Gross Profit	$309,925	$1,338,915	$1,648,840

% of sales	28.9%	57.4%	48.5%

Total inventory for Bacchus Distribution was $1,940,288 of purchased wines and $267,896 of non-wine merchandise at period end March 31, 2008.  This compares to Produced Wine wine inventory of $6,455,241 and $821,933 of non-wine merchandise and work-in-progress for the same period.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Such policies were unchanged during the three months ended March 31, 2008.

Overview

Sales revenue for the first three months ended March 31, 2008 decreased $192,680 or 5.4% from the comparable prior year period principally due to the following:

Out-of-State distributors ordered less, thereby reducing their inventory levels, even though sales of the winery’s products from the distributors to their restaurant and retail customers increased an average of 12% from the comparable prior year period.  Management feels this is in response to the economy slow down and general uneasiness regarding future sales growth.

Additionally, three Pinot Noir products were out of stock due to previous year’s sales demand.  This resulted in a lost placement to a key in-state customer that has yet to be replaced.  The cellar staff is increasing production of these products but they won’t be available for sale until the fourth quarter of 2008.

The Company has increased its sales staff and effort to support the growth in production and inventories.  The Company has also experienced higher administrative costs in dealing with a variety of increased government regulations.  This resulted in selling, general and administrative expenses exceeding prior year by $218,336 or 16.6%.

As a result, the Company generated $0.01 basic earnings per share during the three months ended March 31 2008, a decrease of $0.04 basic earnings per share versus the comparable prior year period.

In order to support a growing sales organization, the Company has established its sales headquarters in the offices of the Oregon Restaurant Association and across the hall from the Northwest Grocery Association to accommodate a growing sales staff, improve contact with these organizations and reduce the commute winery sales employees were making from the Portland area to the winery.

The winery’s implementation of its new order fulfillment and accounting system for its Wholesale Department called Bacchus Fine Wines resulted in significant delays in reconciling cash sales against deposits and in accurately valuing the cost of the inventory.  The winery engaged an independent CPA to manually review all cash entries and discovered a cut-off date problem between periods where sales were recorded in one period and deposits made in a subsequent period.  All adjusting entries have been posted and the process modified to accurately record sales and cash in the correct periods.  Additionally, the invoices of the Bacchus purchased products in inventory have now been manually reviewed to ensure the new order fulfillment and accounting system has the correct costs entered.

The winery bottled approximately 40,000 cases in the quarter, mainly 2007 vintage Whole Cluster Pinot Noir, Pinot Gris and Riesling.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this note is January, 5, 2009.  At March 31, 2008, the Company had a credit line balance of $303,977 and $1,696,023 of available credit. The interest rate in the quarter was 6.0%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at March 31, 2008 is 5.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of March 31, 2008, the Company was in compliance with all of the financial covenants.

At the January Board meeting, after due deliberation on value and related issues, the Board approved of the Company negotiating the purchase and lease of a centrally located parcel of land which would be used for additional vineyard plantings.  Studies have been completed but the sale has not been closed. This would expand the Company’s planted acreage by approximately 204 acres.

This year, the company is celebrating its 25th anniversary.  Jim Bernau, Oregon winegrower, founded Willamette Valley Vineyards in 1983.

In January of 2008, Wine Business Monthly, the industry’s leading trade publication named Willamette Valley Vineyards 2006 Pinot Noir “America’s Hottest Small Brand for 2007”, its editor saying “Willamette Valley Vineyards is one of those wineries demonstrating that you can increase quality while increasing production, the two aren’t mutually exclusive.”

National reviewers continue to rank the winery’s wines among the nation’s best.  Food and Wine Magazine in its March 15, 2008 issue named the winery’s 2006 Pinot Gris as one of “America’s Best Wines” at or under $15 per bottle.  The Wine Spectator rated the ‘05 Tualatin Estate Pinot Noir 90 points making it one of Oregon’s top wines of the 2005 vintage from Oregon.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three months ended March 31, 2008 decreased $192,681 or 5.4% over the corresponding period in the preceding year. The decrease in revenue is primarily due to out-of-state distributors ordering less and thereby reducing their inventory levels even though sales to end consumers in these markets are ahead of last year.  Additionally, in-state sales decreased versus last year because of lost placements in key accounts due to outages of certain core Pinot Noir products.

Our revenues from winery operations are summarized as follows:

	Three months ended March 31,
	2008	2007

Tasting Room Sales and Rental Income	$491,295	$445,464
On-site and off-site Festivals	37,532	50,105
In-state sales	1,671,058	1,767,226
Out-of-state sales	1,294,492	1,408,858
Bulk wine/Misc. sales	(245)	8,793

Total Revenue	3,494,132	3,680,446

Less excise taxes	(91,458)	(85,092)

Net Revenue	$3,402,674	$3,595,354

Tasting room sales and rental income for the three months ended March 31, 2008 increased $45,831 or 10.3% compared to the corresponding prior year periods.  The incremental revenue is primarily due to a higher volume of cases sold in the tasting room offset slightly by a reduced number of on-site room rentals versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $96,168 or 5.4% in the three months ended March 31, 2008 compared to the corresponding prior year period.  In the three months ended March 31, 2008, our direct in-state sales to our largest customer decreased $201,137 or -59.4%, over the comparable prior year period.  The decrease in the quarter is largely the result of a lost placement with a key customer due to the outage of specific Willamette Valley Vineyard brand Pinot Noir varietal.  This was mostly offset by the increased product placements and development of the wholesale department’s portfolio of brands produced by wineries outside of Oregon. It is anticipated that the key customer lost placement will be renewed in 2008 once the release of the 2007 harvest Pinot Noir is complete later this year.

Out-of-state sales in the three months ended March 31, 2008 decreased $114,366 or 8.1% over the comparable prior year period. The decrease is primarily due to reduced order activity by distributors whom are reducing their inventory levels even though sales to end consumers are up over last year.  It is anticipated that order activity will return to historic levels to supply increasing demand, although with the slowing economy, distributor inventory levels may remain low.

Gross Profit

Gross profit for the three months ended March 31, 2008 decreased $50,174 versus the comparable prior year period.  As a percentage of net revenue, gross profit from winery operations was 48.5% in the three months ended March 31, 2008, as compared to 47.2% in the comparable prior year period.  The improvement in gross profit as a percentage of net revenue is mainly due to the impact of Retail gross profit which, for this year, represents a higher percentage of total gross profit.  The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.  We anticipate that our increased representation of brands other than our own through our Oregon sales force and increases in cost of production may erode future gross margin as a percentage of sales due to the lower margins associated with selling those brands.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2008 increased $218,336 or 16.6%, compared to the corresponding prior year period.  These increases are due primarily to higher employee compensation costs related to incremental staff added to support the anticipated higher, future wine volumes and government compliance.  Additionally, professional service fees for Accounting audit services and computer consulting have increased versus the comparable prior year period.  As a percentage of net revenues from winery operations, selling, general and administrative expenses increased to 44.9% for the three months ended March 31, 2008, as compared to 36.4% for the comparable prior year period.

Interest Income, Other Income and Expense

Interest income decreased $16,087 or 94.3% for the three months ended March 31, 2008, compared to the comparable prior year period.  Interest expense for the three months ended March 31, 2008 decreased $5,909 or 20.9%, compared to the corresponding prior year period.  The average interest rate paid for the three months ended March 31, 2008 was 7.1%.

Income Taxes

Income tax expense was $40,068 for the three months ended March 31, 2008, compared to $156,175 for the prior year period.  Our estimated tax rate for the three months ended March 31, 2008 and 2007 was 40 percent and 40 percent respectively.  As a result of taking a tax deduction for exercises of stock options in the quarter the current tax liability was reduced by $2,598.  This benefit increases additional paid in capital in stockholders equity and is reflected on the statement of cash flows as excess tax benefits on stock option exercises.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three months ended March 31, 2008 was $60,102 or $0.01 per diluted share, compared to net income of $234,263, or $0.05 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2008, we had a working capital balance of $9.1 million and a current ratio of 5.05:1.  At December 31, 2007, we had a working capital balance of $9.1 million and a current ratio of 5.91:1.  We had a cash balance of $281,403 at March 31, 2008, compared to a cash balance of $1,083,405 at December 31, 2007.  The decrease in cash was primarily due to decreased sales volumes and the build-up of inventory required to support 2008 anticipated higher sales volume.

Total cash used in operating activities in the three months ended March 31, 2008 was ($811,632) compared to cash used in operating activities of ($456,008) for the same period in the prior year.  The increase in cash used in operating activities versus prior year was primarily due to decreased sales and the significant build-up of inventory required to support 2008 anticipated higher sales volume.

Total cash used in investing activities in the three months ended March 31, 2008 was ($230,135), compared to ($34,732) in the prior year period.  The decrease was mainly due to new replacement vehicles added for executive staff and an added delivery vehicle for Bacchus Fine Wines.

Total cash provided by financing activities in the three months ended March 31, 2008 was $239,765 compared to ($25,641) used in financing activities in the prior year period.  Cash provided by in financing activities primarily consisted of revolving credit line advances needed to support working capital requirements. This is offset somewhat by cash used to repay long-term debt.

At March 31, 2008, the line of credit balance was $303,977, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of March 31, 2008, we were in compliance with all of the financial covenants.

As of March 31, 2008, we had a total long-term debt balance of $1,162,098, including the portion due in the next year, owed to Farm Credit Services. There was no new long-term debt incurred in the three months ended March 31, 2008. The debt balance remaining represents the debt service with Farm Credit Services which was used to finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity and complete a larger storage facility.

At March 31, 2008, we owed $116,177 on grape contracts.  This amount is primarily owed to a single grape grower, which will be paid as the wine made from those grapes is sold. For the 2008 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long term needs.

Segment Reporting

The Company’s in-state self-distribution business know as Bacchus Fine Wines sells wholesale purchased wines from other wineries and glassware in addition to Company produced wines. The sale of purchased wines and glassware is a unique characteristic versus the Retail and Out-Of-State sales organizations of the Company and therefore warrants segment discussion.  The purchased wine and glassware segment is shown below as Bacchus Distribution. For purposes of segment reporting the produced wines sold by Bacchus are consolidated with Retail and Out-of-State sales and shown below as Produced Wines.  Sales, general and administrative expenses are not allocated between operating segments, therefore net income information for the respective segments is not available. This quarter is the first quarter that specific segment information for purchased wines and non-wine has been disclosed.

The following table outlines the 2008 sales, cost of sales and gross profit, for the two identified segments:

	Bacchus Distribution	Produced Wine	Total

Net Sales	$1,071,266	$2,331,408	$3,402,674

Cost of Sales	$761,341	$992,493	$1,753,834

Gross Profit	$309,925	$1,338,915	$1,648,840

% of sales	28.9%	57.4%	48.5%

Total inventory for Bacchus Distribution was $1,940,288 of purchased wines and $267,896 of non-wine merchandise at period end March 31, 2008.  This compares to Produced Wine wine inventory of $6,455,241 and $821,933 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended March 31, 2008, the Company performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the existence of material weaknesses in our internal control over financial reporting discussed below our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures as of March 31, 2008 were not effective at the assurance level as of the end of the period covered by this report.

The Company does not expect that its disclosure controls and procedures will prevent all error and instances of fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-KSB for the year ended December 31, 2007, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2007, discussed below.  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

•              Inadequate segregation of duties within a significant account or process.  We did not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel.  This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

•              Inadequate documentation of the components of internal control. We did not maintain documented policies and evidence of compliance with our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and in the financial close process for fiscal year 2007.

Beginning during the fourth quarter of fiscal 2007 and in the first quarter of fiscal year 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

•              Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have been segregating such duties with other personnel.

•              Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We have also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

The above remedial measures initiated during the fourth quarter of fiscal year 2007 and pursued in the quarter ended March 31, 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this quarterly report.

PART II.	OTHER INFORMATION

Item 1.	Legal proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

31.1	Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Jeffrey J. Fox pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 28, 2008	By /s/ James W. Bernau
James W. Bernau
President

Date: May 28, 2008	By /s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller