Form 10-Q
period 2008-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2008-08-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

☒ YES	☐ NO

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES	☒ NO

Number of shares of common stock outstanding as of June 30, 2008:

4,850,327 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,146	$1,083,405
Accounts receivable trade, net	1,075,099	1,804,168
Inventories	9,734,976	7,976,432
Prepaid expenses and other current assets	315,551	91,981
Current portion of notes receivable	62,415	62,415

Total current assets	11,254,187	11,018,401

Vineyard development cost, net	1,671,138	1,690,055
Property and equipment, net	4,403,540	4,200,155
Note receivable	187,585	187,585
Debt issuance costs, net	17,531	21,106
Other assets	6,424	65,893

Total assets	$17,540,405	$17,183,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$284,786	$284,786
Revolving credit line	440,533	—
Accounts payable	764,633	564,494
Accrued expenses	414,191	420,825
Income taxes payable	138,287	76,516
Deferred income taxes	1,000	1,000
Grapes payable	62,901	508,545

Total current liabilities	2,106,331	1,856,166

Long-term debt, less current portion	805,994	946,372
Deferred rent liability	215,000	223,936
Deferred gain	361,977	378,025
Deferred income taxes	262,000	262,000

Total liabilities	3,751,302	3,666,499

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,850,327 and 4,835,902 shares issued and outstanding at June 30, 2008 and December 31, 2007	8,480,171	8,425,389
Retained earnings	5,308,932	5,091,307

Total shareholders’ equity	13,789,103	13,516,696

Total liabilities and shareholders’ equity	$17,540,405	$17,183,195

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues
Case revenue	$3,884,983	$3,717,426	$7,287,656	$7,303,987
Facility Lease	—	8,793	—	17,586

Total net revenues	3,884,983	3,726,219	7,287,656	7,321,573

Cost of sales
Case	1,973,844	1,999,942	3,727,678	3,896,173
Bulk	—	986	—	986

Total cost of sales	1,973,844	2,000,928	3,727,678	3,897,159

Gross profit	1,911,139	1,725,291	3,559,978	3,424,414

Selling, general and administrative expenses	1,645,963	1,266,844	3,174,471	2,577,017

Net operating income	265,176	458,447	385,507	847,397

Other income (expense)
Interest income	16,222	11,053	17,193	28,111
Interest expense	(17,715)	(27,523)	(40,043)	(55,760)
Other income (expense)	(1,139)	—	53	12,667

Net income before income taxes	262,544	441,977	362,710	832,415

Income tax	105,017	176,800	145,085	332,975

Net income	157,527	265,177	217,625	499,440

Retained earnings beginning of period	5,151,405	3,638,909	5,091,307	3,404,646

Retained earnings end of period	$5,308,932	$3,904,086	$5,308,932	$3,904,086

Basic earnings per common share	$.03	$.06	$.04	$.10

Diluted earnings per common share	$.03	$.05	$.04	$.10

Weighted average number of basic common shares outstanding	4,844,475	4,805,877	4,840,882	4,803,326

Weighted average number of diluted common shares outstanding	5,006,888	5,014,213	4,997,528	5,009,580

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Cash Flows

(unaudited)

	Six Months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$217,625	$499,440
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	308,241	268,879
Bad debt expense	—	8,333
Stock based compensation expense	20,733	22,386

Changes in operating assets and liabilities:
Accounts receivable trade	729,069	567,623
Inventories	(1,758,542)	159,483
Prepaid expenses and other current assets	(223,572)	(63,702)
Prepaid income taxes		(23,817)
Other assets	59,469	(1,234)
Accounts payable	200,138	(360,275)
Accrued expenses	(6,633)	(9,096)
Income taxes payable	61,771	(305,608)
Grape payables	(445,644)	(387,238)
Deferred rent liability	(8,936)	16,493
Deferred gain	(16,048)	(16,047)

Net cash used in operating activities	(862,329)	375,620

Cash flows from investing activities;
Additions to property and equipment	(489,132)	(72,446)

Net cash used in investing activities	(489,132)	(72,446)

Cash flows from financing activities:
Proceeds from stock options exercised	27,250	36,240
Revolving line of credit	440,533	—
Loan to grape producer	—	(250,000)
Repayments of long-term debt	(140,379)	(124,663)
Excess tax benefit on stock option exercises	6,798	—

Net cash provided by (used in) financing activities	334,202	(338,423)

Net increase (decrease) in cash and cash equivalents	(1,017,259)	(35,249)

Cash and cash equivalents:
Beginning of period	1,083,405	1,612,470

End of period	$66,146	$1,577,221

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and six months ended June 30, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2007 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as presented in the Company’s Annual Report on Form 10-KSB.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any portion thereof.

The Company historically has reported as a single operating segment consisting of the retail, in-state self-distribution and out-of-state sales departments.  These departments have mostly similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution. The in-state self-distribution business known as Bacchus Fine Wines has the unique characteristic of selling wholesale purchased wines in addition to Company produced wines and glassware. The Company now reports limited financial information for two operating segments as follows: Bacchus Distribution and Produced Wines. Discrete financial information was not available to allow for segment reporting in prior year periods, however, the addition of a new order fulfillment and accounting system now provides this additional information.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the six months ended June 30, 2008. 162,413 and 156,647 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2008. 208,336 and 206,254 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2007.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	432,700	$3.91	434,200	$3.90
Granted	—	—
Exercised	(12,500)	$4.99	(14,000)	$4.62
Forfeited	—	—

Outstanding at end of Period	420,200	$3.87	420,200	$3.87

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

 Black-Scholes assumptions

June 30, 2008

Risk Free interest rates	3.99%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	44.2%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended June 30, 2008 and 2007, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $8,143 and $8,325, respectively; and for the six months ended June 30, 2008 and 2007, the Company recognized pretax compensation expense related to stock options of $20,733 and $22,386, respectively.

During the six months ended June 30, 2008, the following transactions related to stock option exercise occurred:

		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.50
	5,000	$5.00
	5,000	$4.98
	2,500	$5.00

The exercise of the aforementioned options resulted in a reduction of $6,798 in the Company’s tax liability.  Since the deduction exceeds the compensation costs recognized in the financial statements, the excess tax benefit is recognized as additional paid in capital.

3)   INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30,	December 31,
	2008	2007
	(unaudited)
Winemaking and packaging materials	$227,735	$283,200
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	3,099,487	2,710,399
Finished goods (bottled wines and related products)	6,407,754	4,982,833

Current inventories	$9,734,976	$7,976,432

4)   PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30,	December 31,
	2008	2007
	(unaudited)
Land and improvements	$1,027,310	$959,064
Winery building and hospitality center	4,975,002	4,848,249
Equipment	4,946,446	4,617,040

	10,948,758	10,424,353

Less accumulated depreciation	(6,545,218)	(6,224,198)

	$4,403,540	$4,200,155

5)   INTEREST AND TAXES PAID

During the second quarter ended June 30, 2008, the Company paid $0 in Federal, State and Local income taxes and $81,238 in Payroll tax. Additionally, $17,715 was paid in interest on the long-term debt and revolving credit line for the same period. For the six month period ended June 30, 2008, the Company paid $314,300 in Federal, State and Local income taxes and $172,871 in Payroll tax. Additionally, $40,043 was paid in interest on the long-term debt and revolving credit line for the same period.

6)   SEGMENT REPORTING

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the company’s in-state distribution department. Bacchus distributes produced wine, purchased wine and glassware at wholesale prices to in-state customers. Produced wine represents all Willamette Valley Vineyard branded wine which is produced at the winery.  Purchased wines and glassware are brands purchased from other wine distributors and wineries for sale to in-state customers. For segment reporting, the produced wines distributed by Bacchus are consolidated with Retail and Out-of-State sales and shown as Produced Wines.

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

The following tables outline the sales, cost of sales and gross profit, for the three and six month periods ended June 30, 2008 by operating segment:

	Three months ended June 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,157,831	$2,727,152	$3,884,983

Cost of Sales	$858,033	$1,115,811	$1,973,844

Gross Profit	$299,798	$1,611,341	$1,911,139

% of sales	25.9%	59.1%	49.2%

	Six months ended June 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$2,229,097	$5,058,559	$7,287,656

Cost of Sales	$1,619,374	$2,108,304	$3,727,678

Gross Profit	$609,723	$2,950,255	$3,559,978

% of sales	27.4%	58.3%	48.8%

Total inventory for Bacchus Distribution was $2,230,858 of purchased wines and $257,485 of non-wine merchandise at period end June 30, 2008.  This compares to Produced Wine wine inventory of $6,333,354 and $913,279 of non-wine merchandise and work-in-process for the same period.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Such policies were unchanged during the three months ended June 30, 2008.

Overview

Sales revenue for the three months ended June 30, 2008 increased $158,764 or 4.3% from the comparable prior year period.  Sales revenue for the six months ended June 30, 2008 decreased $33,917 or -0.5% for the comparable prior year period.

Sales revenue growth for the first six months of 2008 versus 2007 is being constrained principally due to three Pinot Noir products being out of stock.  These products will be available for sale sometime in the 4th Quarter of 2008.

Taken as a whole, the three sales departments: National Sales, Oregon Wholesale (Bacchus Fine Wines) and Retail improved on their net contribution for the three months ended June 30, 2008 versus the comparable prior year period.

Net operating income performance versus for the quarter and year ended June 30, 2008 was less mainly due to one-time audit and legal fees resulting from the implementation problems of the new Oregon Wholesale order fulfillment and accounting system. Additionally, incremental shipping charges due to higher fuel costs, sales salaries and overall inflationary general and administrative expenses led to decreased net operating income versus prior year.

As a result, the Company generated $0.03 and $0.04 basic earnings per share during the three and six months ended June 30, 2008, a decrease of $0.03 and $0.06 basic earnings per share versus the comparable prior year periods.

The winery bottled approximately 32,000 cases in the second quarter, mainly 2007 vintage Pinot Gris, Riesling and Oregon Blossom.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this note is January, 5, 2009.  At June 30, 2008, the Company had a credit line balance of $440,533 and $1,559,467 of available credit. The interest rate in the quarter was 5.0%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at June 30, 2008 is 5.00%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of June 30, 2008, the Company was in compliance with all of the financial covenants.

One of the nation’s leading wine consumer magazines, Wine Enthusiast recently issued high marks for the Company’s 2006 vintage Pinot Noirs as follows:

91 pts. for Signature Cuvée Pinot Noir

90 pts. for Estate Vineyard Pinot Noir

90 pts. for Tualatin Estate Vineyard Pinot Noir

89 pts. for Hannah Vineyard Pinot Noir

88 pts. for Willamette Valley Pinot Noir

The newly released 2007 Pinot Gris earned gold medals at the 2008 Los Angeles International Wine & Spirits Awards, the 2008 National Women’s Wine Competition and was selected as a winner at the Pacific Coast Oyster Wine Competition for the third consecutive year.

Oregon’s leading industry organization dedicated to sustainable environmental practice, LIVE, Inc. (Low Input Viticulture and Enology) presented winery founder and CEO Jim Bernau with the organization’s first Founder’s Award at its Annual Meeting held April 3, 2008.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three and six months ended June 30, 2008 increased $158,764 or 4.3% and decreased $33,917 or -0.5%, respectively, versus the corresponding periods in the preceding year. The increase in the quarter is primarily due to increased order activity from out-of-state distributors and increased retail wine club sales. This is slightly offset by the decrease in in-state wholesale sales due to outages of certain core Pinot Noir products.  The decrease for the first six months is primarily due to out-of-state distributors ordering less in the first five months of 2008 and the in-state wholesale lost placements previously mentioned.

Our revenues from winery operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Tasting Room Sales and Rental Income	$567,321	$517,080	$1,058,371	$962,544
On-site and off-site Festivals	25,356	14,634	62,887	64,739
In-state sales	1,864,762	1,877,754	3,577,877	3,644,981
Out-of-state sales	1,505,630	1,420,283	2,758,066	2,829,140
Bulk wine/Misc. sales	—	8,793	—	17,586

Total Revenue	3,963,069	3,838,544	7,457,201	7,518,990

Less excise taxes	(78,086)	(112,325)	(169,545)	(197,417)

Net Revenue	$3,884,983	$3,726,219	$7,287,656	$7,321,573

Tasting room sales and rental income for the three and six months ended June 30, 2008 increased $50,241 or 9.7% and $95,827 or 10.0%, respectively, compared to the corresponding prior year periods.  The incremental revenue is primarily due to a higher volume of cases sold in the tasting room and mail order sales offset slightly by a reduced number of on-site room rentals versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $12,992 or -0.7% and $67,104 or -1.8% in the three and six months ended June 30, 2008, respectively, compared to the corresponding prior year periods.  In the three and six months ended June 30, 2008, our direct in-state sales to our largest customer decreased $58,919 or -25.0% and $260,056 or -45.3%, respectively, over the comparable prior year periods.  The decrease is largely the result of reduced order activity with a key customer due to the outage of specific Willamette Valley Vineyard brand Pinot Noir varietal.  This was mostly offset by the increased product placements and development of the wholesale department’s portfolio of brands produced by wineries outside of Oregon. It is anticipated that the key customer reduced order activity will be renewed in 2008 once the release of the 2007 harvest Pinot Noir is complete later this year.

Out-of-state sales in the three and six months ended June 30, 2008 increased $85,347 or 6.0% and decreased $71,074 or -2.5%, respectively, versus the comparable prior year periods. The decrease in the year is primarily due to reduced order activity by distributors whom are reducing their inventory levels even though sales to end consumers are up over last year.  In June order activity was greatly improved and resulted in a 6.0% increase in the quarter versus prior year.

Gross Profit

Gross profits for the three and six months ended June 30, 2008 increased $185,848 or 10.8% and $135,564 or 4.0%, respectively, versus the comparable prior year periods.

As a percentage of net revenue, gross profit from winery operations was 49.2% and 48.8% in the three and six months ended June 30, 2008, respectively, as compared to 46.3% and 46.8% in the comparable prior year periods.  The improvement in gross profit as a percentage of net revenue is mainly due to the impact of Retail which, for this year, represents a higher percentage of total gross profit and the mix of out of state sales towards higher margin products.  The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.  Our increased representation of brands other than our own through our Oregon Wholesale sales force and increases in cost of production may erode future gross margin as a percentage of sales due to the lower margins associated with selling those brands.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and six months ended June 30, 2008 increased $379,119 or 29.9% and $597,454 or 23.2%, respectively, compared to the corresponding prior year periods.  These increases are due primarily to one-time incremental professional service fees for Accounting audit services and legal services. Additionally, inflationary shipping costs have had an unfavorable impact for the quarter and year versus prior year.  As a percentage of net revenues from winery operations, selling, general and administrative expenses increased to 42.4% and 43.6% for the three and six months ended June 30, 2008, respectively, as compared to 34.0% and 35.2% for the comparable prior year periods.

Interest Income, Interest Expense

Interest income increased $5,169 or 46.8% and decreased $10,918 or -38.8% for the three and six months ended June 30, 2008, respectively, compared to the comparable prior year periods.  Interest expense for the three and six months ended June 30, 2008 decreased $9,808 or -35.6% and $15,717 or -28.2%, respectively, compared to the corresponding prior year periods.  The average interest rate paid for the three and six months ended June 30, 2008 was 5.0% and 6.0%, respectively.

Income Taxes

Income tax expense was $105,017 and $145,085, respectively, for the three and six months ended June 30, 2008, compared to $176,800 and $332,975, respectively, for the prior year periods.  Our estimated tax rate for the three and six months ended June 30, 2008 and 2007 was 40% and 40% respectively.  As a result of taking a tax deduction for exercises of stock options in the year the current tax liability was reduced by $6,798.  This benefit increases additional paid in capital in stockholders equity and is reflected on the statement of cash flows as excess tax benefits on stock option exercises.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and six months ended June 30, 2008 was $157,527 and $217,625, respectively compared to net income of $265,177 and $499,440 in the comparable prior year periods. Diluted earnings per share were $0.03 and $0.04 for the quarter and year-to date ended June 30, 2008, respectively, compared to $0.05 and $0.10 per diluted share, in the comparable prior year periods.

Liquidity and Capital Resources

At June 30, 2008, we had a working capital balance of $9.1 million and a current ratio of 5.34:1.  At December 31, 2007, we had a working capital balance of $9.1 million and a current ratio of 5.91:1.  We had a cash balance of $66,146 at June 30, 2008, compared to a cash balance of $1,083,405 at December 31, 2007.  The decrease in cash was primarily due to the build-up of inventory required to support 2008 anticipated higher sales volume and capital expenditures for property, plant and equipment.

Total cash used in operating activities in the six months ended June 30, 2008 was ($862,329) compared to cash provided by operating activities of $375,620 for the same period in the prior year.  The increase in cash used in operating activities versus prior year was primarily due to the significant build-up of inventory required to support 2008 anticipated higher sales volume.

Total cash used in investing activities in the six months ended June 30, 2008 was ($489,132), compared to ($72,446) in the prior year period.  The decrease was mainly due to construction expenditures required to improve the Tualatin production facility, a five acre real estate acquisition also at Tualatin, two new replacement vehicles added for executive staff and an added delivery vehicle for Bacchus Fine Wines.

Total cash provided by financing activities in the six months ended June 30, 2008 was $334,202 compared to ($338,423) used in financing activities in the prior year period.  Cash provided by financing activities primarily consisted of revolving credit line advances needed to support working capital requirements. This is offset somewhat by cash used to repay long-term debt.

At June 30, 2008, the line of credit balance was $440,533, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of June 30, 2008, we were in compliance with all of the financial covenants.

As of June 30, 2008, we had a total long-term debt balance of $1,090,780, including the portion due in the next year, owed to Farm Credit Services. There was no new long-term debt incurred in the three months ended June 30, 2008. The debt balance remaining represents the debt service with Farm Credit Services which was used to finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity and complete a larger storage facility.

At June 30, 2008, we owed $62,901 on grape contracts.  This amount is owed to a single grape grower, which will be paid as the wine made from those grapes is sold. For the 2008 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long term needs.

Segment Reporting

The Company’s in-state self-distribution business know as Bacchus Fine Wines sells wholesale purchased wines from other wineries and glassware in addition to Company produced wines. The sale of purchased wines and glassware is a unique characteristic versus the Retail and Out-Of-State sales organizations of the Company and therefore warrants segment discussion.  The purchased wine and glassware segment is shown below as Bacchus Distribution. For purposes of segment reporting the produced wines sold by Bacchus are consolidated with Retail and Out-of-State sales and shown below as Produced Wines.  Sales, general and administrative expenses are not allocated between operating segments, therefore net income information for the respective segments is not available.  This quarter is only the second quarter that specific segment information for purchased wines and non-wine has been disclosed.

The following table outlines the sales, cost of sales and gross profit, for the three and six month periods ended June 30, 2008 by operating segment:

	Three months ended June 30, 2008
	Bacchus Distribution	Produced Wine	Total
Net Sales	$1,157,831	$2,727,152	$3,884,983

Cost of Sales	$858,033	$1,115,811	$1,973,844

Gross Profit	$299,798	$1,611,341	$1,911,139

% of sales	25.9%	59.1%	49.2

	Six months ended June 30, 2008
	Bacchus Distribution	Produced Wine	Total
Net Sales	$2,229,097	$5,058,559	$7,287,656

Cost of Sales	$1,619,374	$2,108,304	$3,727,678

Gross Profit	$609,723	$2,950,255	$3,559,978

% of sales	27.4%	58.3%	48.8%

Total inventory for Bacchus Distribution was $2,230,858 of purchased wines and $257,485 of non-wine merchandise at period end June 30, 2008.  This compares to Produced Wine wine inventory of $6,333,354 and $913,279 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended June 30, 2008, the Company performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the disclosure controls and procedures as of June 30, 2008 were effective at the assurance level as of the end of the period covered by this report.

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

Internal Control over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-KSB for the year ended December 31, 2007, management concluded that our internal control over financial reporting was not effective due to the existence of certain material weaknesses as of December 31, 2007.

Beginning during the fourth quarter of fiscal 2007 and in the first and second quarters of fiscal year 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan were as follows:

•              Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have been segregating such duties with other personnel.

•              Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, which were effectively implemented and maintained, have not completely remediated the material weaknesses identified above.

The above remedial measures initiated during the fourth quarter of fiscal year 2007 and pursued in the six months ended June 30, 2008, have materially affected our internal control over financial reporting.

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

                         None.

Item 3.             Defaults Upon Senior Securities.

                         None.

Item 4.             Submission of Matters to a Vote of Security Holders.

                         None.

Item 5.             Other Information

                         None.

Item 6.             Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, (Commission File No. 24S-2996)

3.2	Plan of Merger and Articles of Merger, dated April 15, 1997 (incorporated herein by reference to Exhibit 99 to the Company’s Form 10QSB, filed May 15, 1997 (File No. 000-21522)

3.3	Plan of Merger and Articles of Merger, dated April 15, 1997 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10QSB, filed May 15, 1997 (File No. 000-21522)

*3.4	Articles of Amendment, dated August 22, 2000

*3.5	Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 24S-2996)

*31.1	Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification by Jeffrey J. Fox pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 14, 2008	By	/s/ James W. Bernau
James W. Bernau
President

Date: August 14, 2008	By	/s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller