Form 10-Q
period 2008-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2008-11-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

☒	YES	☐	NO

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐	Accelerated filer

☐ Non-accelerated filer	☒	Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	YES	☒	NO

Number of shares of common stock outstanding as of September 30, 2008:

4,850,327 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,776	$1,083,405
Accounts receivable trade, net	1,051,689	1,804,168
Inventories	9,929,994	7,976,432
Prepaid expenses and other current assets	112,531	91,981
Current portion of notes receivable	93,623	62,415

Total current assets	11,206,613	11,018,401

Vineyard development cost, net	1,654,104	1,690,055
Property and equipment, net	6,001,328	4,200,155
Note receivable	156,377	187,585
Debt issuance costs, net	15,743	21,106
Other assets	57,181	65,893

Total assets	$19,091,346	$17,183,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long term debt	$340,969	$284,786
Revolving credit line	403,485	—
Accounts payable	776,064	564,494
Accrued expenses	315,593	420,825
Income taxes payable	71,223	76,516
Deferred income taxes	1,000	1,000
Grapes payable	53,976	508,545

Total current liabilities	1,962,310	1,856,166

Long-term debt, less current portion	2,255,150	946,372
Deferred rent liability	217,057	223,936
Deferred gain	353,954	378,025
Deferred income taxes	262,000	262,000

Total liabilities	5,050,471	3,666,499

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,850,327 and 4,835,902 shares issued and outstanding at September 30, 2008 and December 31, 2007	8,488,314	8,425,389
Retained earnings	5,552,561	5,091,307

Total shareholders’ equity	14,040,875	13,516,696

Total liabilities and shareholders’ equity	$19,091,346	$17,183,195

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues
Case revenue	$4,056,522	$4,247,388	$11,344,179	$11,551,376
Facility Lease	—	2,981	—	20,567
Total net revenues	4,056,522	4,250,369	11,344,179	11,571,943
Cost of sales
Case	2,075,400	2,124,364	5,803,078	6,020,537
Bulk	—	—	—	986
Total cost of sales	2,075,400	2,124,364	5,803,078	6,021,523
Gross profit	1,981,122	2,126,005	5,541,101	5,550,420
Selling, general and administrative expenses	1,519,417	1,346,636	4,693,892	3,923,654
Net operating income	461,705	779,369	847,209	1,626,766
Other income (expense)
Interest income	—	18,193	17,193	46,304
Interest expense	(34,906)	(26,583)	(74,949)	(82,343)
Other income(expense)	—	—	56	12,667
Net income before income taxes	426,799	770,979	789,509	1,603,394
Income tax	183,170	248,241	328,255	581,217
Net income	243,629	522,738	461,254	1,022,177
Retained earnings beginning of period	5,308,932	3,904,086	5,091,307	3,404,647
Retained earnings end of period	$5,552,561	$4,426,824	$5,552,561	$4,426,824
Basic earnings per common share	$.05	$.11	$.10	$.21
Diluted earnings per common share	$.05	$.10	$.09	$.20
Weighted average number of basic common shares outstanding	4,850,327	4,806,112	4,844,053	4,804,324
Weighted average number of diluted common shares outstanding	4,948,301	5,003,549	4,970,900	5,007,660

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.

Statement of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$461,254	$1,022,177
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	473,613	396,633
Bad debt expense	20,483	8,333
Deferred income taxes		(13,000)
Stock based compensation expense	28,877	36,781
Changes in operating assets and liabilities:
Accounts receivable trade	731,996	564,654
Inventories	(1,953,562)	(216,594)
Prepaid expenses and other current assets	(20,550)	(318,522)
Other assets	8,712	(1,864)
Accounts payable	211,570	474,374
Accrued expenses	(105,232)	(1,547)
Income taxes payable	(5,293)	(305,608)
Grape payables	(454,569)	(387,238)
Deferred rent liability	(6,879)	24,739
Deferred gain	(24,071)	(24,071)

Net cash used in operating activities	(633,651)	1,259,247

Cash flows from investing activities;
Additions to property and equipment	(2,233,472)	(485,886)

Net cash used in investing activities	(2,233,472)	(485,886)

Cash flows from financing activities:
Proceeds from stock options exercised	27,250	36,240
Revolving line of credit	403,485	—
Loan to grape producer	—	(250,000)
Proceeds from long-term debt	1,584,374	—
Payments on long-term debt	(219,413)	(192,854)
Excess tax benefit on stock option exercises	6,798	260,407

Net cash provided by (used in) financing activities	1,802,494	(146,207)

Net increase (decrease) in cash and cash equivalents	(1,064,629)	627,154

Cash and cash equivalents:
Beginning of period	1,083,405	1,612,470

End of period	$18,776	$2,239,624

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1)              BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended September 30, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2007 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as presented in the Company’s Annual Report on Form 10-KSB.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the nine months ended September 30, 2008. 97,974 and 126,847 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2008. 197,437 and 203,336 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2007.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	420,200	$3.87	434,200	$3.90
Granted	—	—
Exercised	—	—	(14,000)	$4.62
Forfeited	—	—

Outstanding at end of Period	420,200	$3.87	420,200	$3.87

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

Black-Scholes assumptions

September 30,
2008

Risk Free interest rates	3.85%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	37.3%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended September 30, 2008 and 2007, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $8,143 and $14,395, respectively; and for the nine months ended September 30, 2008 and 2007, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $28,877 and $36,781, respectively.

During the nine months ended September 30, 2008, the following transactions related to stock option exercise occurred:

		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.50
	5,000	$5.00
	5,000	$4.98
	2,500	$5.00

The exercise of the aforementioned options resulted in a reduction of $6,798 in the Company’s tax liability.  Since the deduction exceeds the compensation costs recognized in the financial statements, the excess tax benefit is recognized as additional paid in capital.

3)              INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30,	December 31,
	2008	2007
	(unaudited)

Winemaking and packaging materials	$112,605	$283,200
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	1,457,478	2,710,399
Finished goods (bottled wines and related products)	8,359,911	4,982,833

Current inventories	$9,929,994	$7,976,432

4)              PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30,	December 31,
	2008	2007
	(unaudited)

Land and improvements	$2,581,094	$959,064
Winery building and hospitality center	4,962,769	4,848,249
Equipment	5,149,234	4,617,040
	12,693,097	10,424,353
Less accumulated depreciation	(6,691,769)	(6,224,198)
	$6,001,328	$4,200,155

5)              INTEREST AND TAXES PAID

During the third quarter ended September 30, 2008, the Company paid $20,000 in Federal, State and Local income taxes and $74,639 in Payroll tax. Additionally, $34,906 was paid in interest on the long-term debt and revolving credit line for the same period. For the nine month period ended September 30, 2008, the Company paid $334,300 in Federal, State and Local income taxes and $247,510 in Payroll tax. Additionally, $74,949 was paid in interest on the long-term debt and revolving credit line for the same period.

6)              LONG-TERM DEBT

During the third quarter ended September 30, 2008, the Company entered into a new loan agreement with Northwest Farm Credit Services.  The new debt was necessary to acquire three new vineyard sites each adjacent to the winery’s current operations: 15 additional acres at the Estate Vineyard south of Salem, 80 additional acres at the Elton Vineyard in Yamhill County and 6 additional acres at Tualatin Estate Vineyard near Forest Grove. The gross loan amount is for $1,600,000. This is a three year adjustable rate loan with an initial interest rate of 5.95%. The interest rate is based on the United States Treasury Securities Average Yield Index as published by the federal reserve. Interest and principal payments for the first three years are $11,417 per month commencing on September 1, 2008. Conditions of the loan require the Company to meet certain financial covenants.

7)              SEGMENT REPORTING

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

Discrete financial information for these operating segments was not available in prior years, which resulted in the segments being aggregated and reflected as a single segment.  Effective for the three months ended March 31, 2008, certain discrete financial information became available with the implementation of new accounting and inventory tracking software.  The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  The Company evaluates performance based on the gross profit of the respective business segment.  Sales, general and administrative expenses are not allocated between operating segments, therefore net income information for the respective segments is not available.  Discrete financial information related to segment assets, other than inventory, is not available and that information continues to be aggregated.

The following tables outline the sales, cost of sales and gross profit, for the three and nine month periods ended September 30, 2008 by operating segment:

	Three months ended September 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,157,139	$2,899,383	$4,056,522

Cost of Sales	$927,960	$1,147,440	$2,075,400

Gross Profit	$229,179	$1,751,943	$1,981,122

% of sales	19.8%	60.4%	48.8%

	Nine months ended September 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$3,335,587	$8,008,592	$11,344,179

Cost of Sales	$2,514,532	$3,288,546	$5,803,078

Gross Profit	$821,055	$4,720,046	$5,541,101

% of sales	24.6%	58.9%	48.8%

Total inventory for Bacchus Distribution was $2,210,265 of purchased wines and $231,205 of non-wine merchandise at period end September 30, 2008.  This compares to produced wine inventory of $5,732,155 and $1,756,369 of non-wine merchandise and work-in-process for the same period.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Such policies were unchanged during the three months ended September 30, 2008.

Overview

Sales revenue for the three months ended September 30, 2008 decreased $193,847 or -4.6% from the comparable prior year period.  Sales revenue for the nine months ended September 30, 2008 decreased $227,764 or -2.0% for the comparable prior year period.

Sales revenue growth for the first nine months of 2008 versus 2007 is being constrained principally due to out of state customers whom are ordering less and conserving cash.  Additionally, in-state sales are adversely affected by three Pinot Noir products being out of stock.  These products are now available for sale in the 4th Quarter of 2008.

Taken as a whole, the three sales departments: National Sales, Oregon Wholesale (Bacchus Fine Wines) and Retail showed reduced performance on their net contribution for the three and nine months ended September 30, 2008 versus the comparable prior year periods.

Net operating income performance for the quarter and year ended September 30, 2008 was less mainly due the reduced sales volume in National Sales and In-State

Distribution coupled with incremental sales, general and administrative expenses. Cost of sales has increased mainly due to the impact of one-time accounting adjustments on in-state wholesale purchased brands inventory and adjustments to reconcile the physical count to the perpetual inventory on-hand. Sales, General and Administrative expense increases are primarily due to incremental shipping charges due to higher fuel costs, higher labor costs including related fringe benefits and overall inflationary general and administrative expenses versus prior year.

As a result, the Company generated $0.05 and $0.10 basic earnings per share during the three and nine months ended September 30, 2008, a decrease of $0.06 and $0.11 basic earnings per share versus the comparable prior year periods.

The winery bottled approximately 44,000 cases in the third quarter of 2008, mainly 2007 vintage Pinot Noir, Barrel Select Pinot Noir and Founder’s Reserve Pinot Noir.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this note is January 5, 2009.  At September 30, 2008, the Company had a credit line balance of $403,485 and $1,596,515 of available credit. The interest rate in the quarter was 5.0%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at September 30, 2008 is 5.00%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of September 30, 2008, the Company was in compliance with all of the financial covenants.

The Company’s wines continued to accumulate prized recognition from national wine groups and publications.

The winery’s 2006 Estate Pinot Noir was awarded the top honor for the $35-$40 price range in the 2008 Tasters Guild Wine Lovers International Consumer Wine Judging with a double gold.  This wine also received a score of 89 points from Wine Spectator Magazine in its September 2008 issue.

The regional wine publication, Wine Press Northwest, in its Fall 2008 issue gave the winery’s flagship Pinot Noir, the 2006 Willamette Valley, an “Excellent” rating.

The Company’s Tualatin Estate Vineyard took the top honors in the Oregon State Fair Professional Wine Competition this August by winning “Best in Show” and also “Best of Varietal” at the Denver International Wine Competition with the 2006 Pinot Noir.

Consumer Reports magazine in their July issue named the 2006 Willamette Valley Vineyards Pinot Gris among the best warm-weather wines.  The winery’s Riesling had previously been recognized by Consumer Reports in December of 2007.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three and nine months ended September 30, 2008 decreased $193,847 or -4.6% and $227,764 or -2.0%, respectively, versus the corresponding periods in the preceding year. The decrease in the quarter is primarily due to decreased order activity from in-state wholesale customers and out-of-state distributors.  This is offset somewhat by increased retail direct to consumer sales. The decrease in in-state wholesale revenue is primarily due to outages of certain core Pinot Noir products.  The overall decrease in revenue for the first nine months is primarily due to out-of-state distributors ordering less in the first nine months of 2008 and the in-state wholesale lost placements previously mentioned. Retail direct to consumer sales for the first nine months are favorable over last year by 78.4%.

Our revenues from winery operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Retail Sales, Rental Income and Events	$711,358	$662,458	$1,832,616	$1,689,742
In-state sales	1,828,933	1,886,224	5,178,767	5,301,522
Out-of-state sales	1,618,816	1,782,429	4,604,926	4,841,251
Bulk wine/Misc. sales	—	2,981	–	20,567

Total Revenue	4,159,107	4,334,092	11,616,309	11,853,082

Less excise taxes	(102,585)	(83,723)	(272,130)	(281,139)

Net Revenue	$4,056,522	$4,250,369	$11,344,179	$11,571,943

Retail sales, rental income and events for the three and nine months ended September 30, 2008 increased $48,900 or 7.4% and $142,874 or 8.5%, respectively, compared to the corresponding prior year periods.  The incremental revenue is primarily due to increased volumes of direct to consumer retail sales in the quarter.  This is somewhat offset by a reduced number of on-site room rentals and event revenue versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $57,291 or -3.0% and $122,755 or -2.3% in the three and nine months ended September 30, 2008, respectively, compared to the corresponding prior year periods.  The decrease is largely the result of reduced order activity with a key customer due to the outage of specific Willamette Valley Vineyard brand Pinot Noir varietal.  This was mostly offset by the increased product placements and development of the wholesale department’s portfolio of brands produced by wineries outside of Oregon. As a result of the recent release of the 2007 vintage Pinot Noir in the fourth quarter of 2008, the key customer noted above will begin receiving shipments in the fourth quarter of 2008.

Out-of-state sales in the three and nine months ended September 30, 2008 decreased $163,613 or -9.2% and decreased $236,325 or -4.9%, respectively, versus the comparable prior year periods. The decrease in the year is primarily due to reduced order activity by distributors whom are reducing their inventory levels even though sales to end consumers are up over last year.

Gross Profit

Gross profits for the three and nine months ended September 30, 2008 decreased $144,883 or -6.8% and $9,319 or -0.2%, respectively, versus the comparable prior year periods.

As a percentage of net revenue, gross profit from winery operations was 48.8% and 48.8% in the three and nine months ended September 30, 2008, respectively, as compared to 50.0% and 48.0% in the comparable prior year periods.  The stability in gross profit as a percentage of net revenue is mainly due to the impact of Retail which, for this year, represents a higher percentage of total gross profit and the mix of out of state sales towards higher margin products.  The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.  Our increased representation of brands other than our own through our Oregon Wholesale sales force and increases in cost of production may erode future gross margin as a percentage of sales due to the lower margins associated with selling those brands.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and nine months ended September 30, 2008 increased $172,781 or 12.8% and $770,238 or 19.6%, respectively, compared to the corresponding prior year periods.  These increases are due primarily to one-time incremental professional service fees for Accounting audit services and legal services. Additionally, inflationary shipping costs have had an unfavorable impact for the quarter and year versus prior year.  Lastly, incremental labor and fringe expenses for sales and administrative staff have also unfavorably impacted the quarter and year versus prior year.  As a percentage of net revenues from winery operations, selling, general and administrative expenses increased to 37.4% and 41.4% for the three and nine months ended September 30, 2008, respectively, as compared to 31.7% and 33.9% for the comparable prior year periods.

Interest Income, Interest Expense

Interest income decreased $18,193 or -100% and decreased $29,111 or -62.9% for the three and nine months ended September 30, 2008, respectively, compared to the comparable prior year periods.  Interest expense for the three and nine months ended September 30, 2008 increased $8,323 or 31.3% and decreased $7,394 or -9.0%, respectively, compared to the corresponding prior year periods.  The average interest rate paid for the three and nine months ended September 30, 2008 was 6.1% and 6.0%, respectively.

Income Taxes

Income tax expense was $183,170 and $328,255, respectively, for the three and nine months ended September 30, 2008, compared to $248,241 and $581,217, respectively, for the prior year periods.  Our estimated tax rate for the three and nine months ended September 30, 2008 and 2007 was 43% and 40% respectively.  As a result of taking a tax deduction for exercises of stock options in the year the current tax liability was reduced by $6,798.  This benefit increases additional paid in capital in stockholders equity and is reflected on the statement of cash flows as excess tax benefits on stock option exercises.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and nine months ended September 30, 2008 was $243,629 and $461,254, respectively compared to net income of $522,738 and $1,022,177 in the comparable prior year periods. Diluted earnings per share were $0.05 and $0.09 for the quarter and year-to date ended September 30, 2008, respectively, compared to $0.10 and $0.20 per diluted share, in the comparable prior year periods.

Liquidity and Capital Resources

At September 30, 2008, we had a working capital balance of $9.2 million and a current ratio of 5.71:1.  At December 31, 2007, we had a working capital balance of $9.2 million and a current ratio of 5.91:1.  We had a cash balance of $18,776 at September 30, 2008, compared to a cash balance of $1,083,405 at December 31, 2007.  The decrease in cash was primarily due to the build-up of inventory required to support 2008 anticipated higher sales volume and capital expenditures for property, plant and equipment.

Total cash used in operating activities in the nine months ended September 30, 2008 was ($633,651) compared to cash provided by operating activities of $1,259,247 for the same period in the prior year.  The decrease in cash used in operating activities versus prior year was primarily due to the significant build-up of inventory required to support 2008 anticipated higher sales volume.

Total cash used in investing activities in the nine months ended September 30, 2008 was ($2,223,472), compared to ($485,886) in the prior year period.  The increase was mainly due to the acquisition of $1.6 million in real estate parcels to be used for future vineyard development, two new replacement vehicles added for executive staff, an added delivery vehicle for Bacchus Fine Wines, improvements to the Tualatin production facility and racking for the warehouse.

Total cash provided by financing activities in the nine months ended September 30, 2008 was $1,802,494 compared to ($146,207) used in financing activities in the prior year period.  Cash provided by financing activities primarily consists of $1.6 million in new long-term debt related to the financing of the real estate acquired for future vineyard development and revolving credit line advances needed to support working capital requirements. This is offset somewhat by cash used to repay long-term debt.

At September 30, 2008, the line of credit balance was $403,485, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of September 30, 2008, we were in compliance with all of the financial covenants.

As of September 30, 2008, we had a total long-term debt balance of $2,596,119, including the portion due in the next year, owed to Farm Credit Services. There was $1.6 million in new long-term debt incurred in the three months ended September 30, 2008 which was used to finance the acquisition of approximately 100 acres of real estate which will be used for future vineyard development. The remaining debt balance represents the debt service with Farm Credit Services which was used to finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity and complete a larger storage facility.

At September 30, 2008, we owed $53,976 on grape contracts.  This amount is owed to a single grape grower, which will be paid as the wine made from those grapes is sold. For the 2008 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following table outlines the sales, cost of sales and gross profit, for the three and nine month periods ended September 30, 2008 by operating segment:

	Three months ended September 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total
Net Sales	$1,157,139	$2,899,383	$4,056,522

Cost of Sales	$927,960	$1,147,440	$2,075,400

Gross Profit	$229,179	$1,751,943	$1,981,122

% of sales	19.8%	60.4%	48.8%

	Nine months ended September 30, 2008
	Bacchus	Produced
	Distribution	Wine	Total
Net Sales	$3,335,587	$8,008,592	$11,344,179

Cost of Sales	$2,514,532	$3,288,546	$5,803,078

Gross Profit	$821,055	$4,720,046	$5,541,101

% of sales	24.6%	58.9%	48.8%

Total inventory for Bacchus Distribution was $2,210,265 of purchased wines and $231,205 of non-wine merchandise at period end September 30, 2008.  This compares to produced wine inventory of $5,732,155 and $1,756,369 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended September 30, 2008, the Company performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and other management personnel, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the disclosure controls and procedures as of September 30, 2008 were effective at the assurance level as of the end of the period covered by this report.

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

The above remedial measures initiated during the fourth quarter of fiscal year 2007 and pursued in the nine months ended September 30, 2008, have materially affected our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description

3.1 Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A,(Commission File No. 24S-2996)

3.2 Articles of Merger, dated April 15, 1997 (incorporated herein by reference to Exhibit 99 to the Company’s Form 10QSB, filed May 15, 1997 (File No. 000-21522)

3.3 Plan of Merger and Articles of Merger, dated April 15, 1997 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10QSB, filed May 15, 1997 (File No. 000-21522)

3.4     Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522).

3.5     Bylaws of Willamette Valley Vineyards, Inc. ((incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

*31.1 Certification by James W. Bernau pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 14, 2008	By	/s/ James W. Bernau
James W. Bernau
President

Date: November 14, 2008	By	/s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller