Form 10-K
period 2008-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2009-03-31
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-21522

WILLAMETTE VALLEY VINEYARDS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0981021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8800 Enchanted Way, S.E.
Turner, OR 97392
(Address of principal executive offices)

Registrant’s telephone number, including area code: (503) 588-9463

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $24,979,184.

The number of outstanding shares of the registrant’s Common Stock as of March 27, 2009 was 4,851,329.

DOCUMENTS INCORPORATED BY REFERENCE

None

Willamette Valley Vineyards, Inc.

FORM 10-K

TABLE OF CONTENTS

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

Item 1.  Business.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry's actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.”

BUSINESS

Introduction

Willamette Valley Vineyards, Inc. (the "Company") was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively).  Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983.  The Company is headquartered in Turner, Oregon, where the Company's Turner Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon.  The Company's wines are made from grapes grown on the 791 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards.  The grapes are crushed, fermented and made into wine at the Company's Turner winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label.  Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 125 acres near Forest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship and its largest selling varietal in 2008, $19 to $50 per bottle; Chardonnay, $16 to $20 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 to $12 per bottle (all bottle prices included herein are the suggested retail prices).  The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

Market Overview

Wine Consumption Trends: Beginning in 1994, per capita wine consumption began to rise.  Subsequent to 1994, U.S. wine consumption has averaged an increase of 4.5% per year. Research has shown that much of this sales growth is coming from baby boomers and younger consumers. Recent data released by The Adams Beverage Group has shown that wine now appeals to a broad spectrum of the population, including Millenials (consumers between the ages of 21 to 30).  In a recent Gallup Poll, for the first time, a majority of respondents claimed wine as their alcohol beverage of choice.  Together, Millenials and Baby Boomers account for more than half of today’s wine consumers. During the second half of 2008, consumers in greater number began to purchase wine costing less than $15 per bottle, giving up more expensive options.  As demand for more expensive varietals of wine decreased, sales of less expensive varietals increased leading to an overall nationwide increase in wine sales of 1% in 2008.  Given current economic conditions, wine purchasing trends towards less expensive varietals are expected to continue into 2009.

The Oregon Wine Industry

Oregon is a relatively new wine-producing region in comparison to California and France.  In 1966, there were only two commercial wineries licensed in Oregon.  By 2008 there were 395 commercial wineries licensed in Oregon and 19,300 acres of wine grape vineyards, 14,900 acres of which are currently producing.  Total production of Oregon wines in 2008 is estimated to be approximately 2.1 million cases versus 2.3 million cases in 2007.  The reduction in cases produced is mainly due to the lower harvest yields in 2008 versus 2007.  Oregon's entire 2008 production has an estimated retail value of approximately $410.9 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $205.5 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon.  Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage.  Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards.  Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock.  As of December 31, 2008, the Company has not detected any phylloxera at its Turner site.  Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock is used.  In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site.  All plantings are on and all future planting will be on phylloxera resistant rootstock.  The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site.

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

2008 Oregon Harvest

The National Agricultural Statistics report states that the total yield per harvested acre in Oregon was down 17% in 2008. Oregon’s 2008 growing season produced a lower crop due to inclement weather during fruit set and a later than usual growing season. This is the third year in a row that Oregon grape growers planted a record number of new acres, 1,570 in 2008. There was a net gain of 25 wineries in Oregon with a 10% increase in total cooperage. Case sales of Oregon wine increased 2% and wine sales in dollars increased 15%. The average price per ton for all grapes harvested in Oregon increased from $1,880 per ton in 2007 to $2,050 per ton in 2008. Total wine production in Oregon decreased 10% in 2008. The crop quality was benefited by a long, cool and dry Fall season. Some Oregon wine makers are calling 2008 Vintage Oregon’s highest quality to date.

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

Vineyard

The Company now owns, leases, or contracts for 791 acres of vineyard land. The vineyards the company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe.  At full production, we anticipate these vineyards will enable the Company to grow approximately 85% of the grapes needed to meet the Winery's ultimate production capacity of 298,000 gallons (129,000 cases).

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

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company's Estate Vineyard on disease resistant rootstock.

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

Grape Supply.  In 2008, the Company's 48 acres of producing estate vineyard yielded approximately 109 tons of grapes for the Winery's twentieth crush.  Tualatin Vineyards produced 388 tons of grapes in 2008.  Elton Vineyards produced 54 tons of grapes in 2008.  In 2008, the Company purchased an additional 874 tons of grapes from other growers. The Winery's 2008 total wine production was 287,513 gallons (121,027 cases) from its 2007 and 2008 crushes. The Company expects to produce 309,000 gallons in 2009 (130,000 cases).  The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements.

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

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices or from bulk wine purchases from neighboring wineries.  The Company believes high quality grapes and bulk wine will be available for purchase in sufficient quantity to meet the Company's requirements.  The grapes grown on the Company's vineyards establish a foundation of quality, through the Company’s farming practices, upon which the quality of the Company’s wines is built.  In addition, wine produced from grapes grown in the Company's own vineyards may be labeled as "Estate Bottled" wines.  These wines traditionally sell at a premium over non-estate bottled wines.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required.  The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard.  However, if the need should arise, the Company's Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions. At Tualatin Estate vineyard the Company has water rights to a year round spring that feeds an irrigation pond.

Winery

Wine Production Facility.  The Company's Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced.  In 2008, the Winery produced 287,513 gallons (121,027 cases) from its 2007 crush.  The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices.  There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine.  The Company also has a 20,000 square foot storage building to store its inventory of bottled product.  The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity.  Although the Tualatin facility was constructed over twenty years ago, it adds 25,000 cases (59,000 gallons) of wine production capacity to the Company, which the Company felt at the time of purchase was needed.  Until 2007, production and sales volumes have not expanded enough to necessitate the utilization of the Tualatin facilities.  The Company decided to move current production to its Turner site to meet short-term production requirements.  The capacity at Tualatin is available to the Company to meet any anticipated future production needs. Management decided not to use the production facility in 2008 due to the low crop yield in 2008.  The Company has replaced the roof and production floor, insulation and walls in anticipation of using it for wine storage and future production at an approximate cost of $225,000 in 2008.

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

Mortgages on Properties.  The Company's winery facilities in Turner are subject to one mortgage with a principal balance of $2,532,782 at December 31, 2008. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $342,000 annually through 2011 and $137,000 annually from 2012 through 2028 on the new debt service.  The management and the Board of Directors accepted management’s proposal to purchase additional land for vineyard expansion in 2008 which was financed by additional debt financing of $1.6MM.  The company felt this was a reasonably conservative approach to expansion due to the original mortgage of $1.3MM will be paid off in three years.

Wine Production.  The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff.  The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company's recent annual grape harvest and wine production is as follows:

	Tons of	Gallons of
Crush	Grapes	Bulk	Production	Cases
Year	Crushed	Purchases	Year	Produced

2004	994		2004	73,212
2005	1,132		2005	72,297
2006	1,488		2006	81,081
2007	1,746		2007	115,466
2008	1,425	57,736	2008	121,027

Cases produced per ton crushed often varies between years mainly due to the timing of when the cases are produced.

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices.  Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be.  For 2008, direct sales contributed approximately 15% of the Company's revenue.

Self-Distribution.  In 1990, the Company established a self-distribution wholesale system, now called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon.  Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program.  Company-provided trucks and delivery drivers support most of these sales representatives.  The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 1,500 restaurant and retail accounts established as of December 31, 2008.

The Company has expended significant resources to establish its self-distribution system.  The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast, southern Oregon and central Oregon.  For 2008, approximately 49% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers.  The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible.  Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized.  Outside of Oregon, the Company’s products are distributed in 47 states and the District of Columbia and 3 non-domestic (export) customers.  In 2008 and 2007, approximately 37% and 37% of the Company’s net revenues were attributable to out of state distribution.

Tourists.  Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available.  The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 300 wineries.  An additional advantage for the Willamette Valley wine tourist is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination).  From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

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

Employees

As of December 31, 2008 the Company had 94 full-time employees and 18 part-time employees.  In addition, the Company hires additional employees for seasonal work as required.  The Company’s employees are not represented by any collective bargaining unit.  The Company believes it maintains positive relations with its employees.

Additional Information

The Company files quarterly and annual reports with the Securities and Exchange Commission. The public may read and copy any material that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As the Company is an electronic filer, filings may be obtained via the SEC website at (www.sec.gov.). Also visit the Company’s website (www.wvv.com).

Item 1A.  Risk Factors.

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

Agricultural risks could adversely affect our business

Winemaking and grape growing are subject to a variety of agricultural risks.  Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability.  In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera.  Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with Phylloxera. Since May of 1992, our vineyard properties have been planted with rootstocks believed to be resistant to Phylloxera.  However, rootstocks planted by us prior to 1992 are not resistant. There can be no assurance that our existing vineyards, or the rootstocks we are now using in our planting programs, will not become susceptible to current or new strains of Phylloxera. Pierce’s Disease is a vine bacterial disease.  It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. We are actively supporting the efforts of the agricultural industry to control this pest and are making every reasonable effort to prevent an infestation in our own vineyards. We cannot, however, guarantee that we will succeed in preventing contamination in our vineyards. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.

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

Loss of key employees could harm our reputation and business

Our success depends to some degree upon the continued service of a number of key employees.  The loss of the services of one or more of our key employees, including the President, Winemaker, and CFO/Controller, could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

Investments in our Bacchus portfolio may harm our business

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

We face significant competition which could adversely affect our profitability

The wine industry is intensely competitive and highly fragmented. Our wines compete in several premium wine market segments with many other premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popular priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on our selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with our current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios

In Oregon, we sell our products principally through self-distribution to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Outside of Oregon, we sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. A change in our relationship with any of our significant distributors or a change in our ability to compete with distributors in Oregon for shelf space could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

Fluctuations in quantity and quality of grape supply could adversely affect us

A shortage in our supply of quality grapes may result from a variety of factors that determine the quality and quantity of our grape supply, including weather conditions, pruning methods, diseases and pests and the number of vines producing grapes. Any shortage in our grape production could cause a reduction in the amount of wine we are able to produce, which could reduce our sales and adversely impact our results from operations. Factors that reduce the quantity of our grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. Deterioration in the quality of our wines could harm our brand name and could reduce our sales and adversely impact our results of operations.

Contamination of our wines would harm our business

We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could cause us to destroy our wine held in inventory and could cause the need for a product recall, which could significantly damage our reputation for product quality. We maintain insurance against certain of these kinds of risks, and others, under various insurance policies. However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us and this insurance may not be adequate to cover any resulting liability.

A reduction in consumer demand for premium wines could harm our business

There have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on beverage alcohol products. The competitive position of our products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

Changes in consumer spending could have a negative impact on our financial condition and business results

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending in these and other regions can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for our products, limitations on our ability to increase prices and increased levels of selling and promotional expenses.  This, in turn, may have a considerable negative impact upon our sales and profit margins.

Increased regulation could adversely affect us

The wine industry is subject to extensive regulation by the Federal Alcohol Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition or results of operations. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on our business and our results of operations and our cash flows.

Our common stock is thinly traded, and therefore not as liquid as other investments

The trading volume of our common stock on NASDAQ is consistently “thin,” in that there is not a great deal of trading activity on a daily basis.  Because the average active trading volume is thin, there is less opportunity for shareholders to sell their shares of our common stock on the open market, resulting in the common stock being less liquid than common stock in other publicly traded companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Vineyards.  The Company owns, leases, or contracts for 791 acres of vineyard land of which 290 acres is owned and 501 acres leased or under contract for grape purchases.

Wine Production Facility.  The Company's Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced.  In 2008, the Winery produced 287,513 gallons (121,027 cases) from its 2007 crush.  The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices.  There is a 12,500 square foot outside production area for crushing, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine.  The Company also has a 20,000 square foot storage building to store its inventory of bottled product.  The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.  The Company has a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center").  The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment.  The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

See additional discussion of vineyard & wine production facility under Item 1. Business

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol "WVVI."

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company's Common Stock as reported on the NASDAQ Capital Market.

Quarters Ended 2008

	3/31/08	6/30/08	9/30/08	12/31/08
High	$7.50	$7.50	$5.54	$5.35
Low	$5.61	$4.96	$4.00	$1.88

Quarters Ended 2007

	3/31/07	6/30/07	9/30/07	12/31/07
High	$7.40	$7.08	$6.98	$6.80
Low	$6.22	$6.75	$5.87	$5.08

Holders

As of March 27, 2009, we had approximately 2,786 stockholders of record.

Dividends

The Company has not paid any dividends on the Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to grow the distribution of its brands, improve the quality of its products and reduce debt.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

Not required to be provided.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business — Forward-Looking Statements”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

OVERVIEW

Results of Operations

The Company produced revenues of $16,048,238 versus $16,710,927 in the prior year, a reduction of 4.0%. Net earnings decreased by 58% to $708,594, and diluted earnings per share to 14 cents from 34 cents, compared to the prior year.

These results are a combination of several key factors affecting reductions in gross profit and increased expenses.

Reductions in Gross Profit account for approximately one third of the change from the prior year and increases in expenses account for about two thirds of the unfavorable change.

Gross Profit reductions were equally affected by three key factors: inventory shrinkage of purchased wines and glassware for resale through Bacchus Fine Wines, outages of three Pinot Noir products due to high demand in 2007, and reduced sales of Willamette Valley Vineyards wines.  Management has made staffing and process changes to minimize shrinkage, increase the production of Pinot Noir products and add sales resources and focus to the selling of winery produced wines.

The increase in Sales, General and Administrative expenses were effected by: one-time accounting and legal fees from an improperly implemented tracking system in the Wholesale Department (Bacchus Fine Wines) and our material weaknesses identified in the first quarter of 2007, and increased shipping costs and sales labor.

While fuel costs can be unpredictable, a new key manager reporting to the CEO was added in December 2008 to supervise inventory, purchasing, shipping logistics, and Bacchus delivery in an effort to reduce these costs and inventory issues.  Increases in sales labor costs are due in part to an increase in the sales made by commissioned representatives combined with a reduction in sales from non-commissioned venues as well as a deliberate action by Management to open new markets and accounts on a long term basis.

The gross margins received from sales of all the winery's products were 49% in 2008 compared to 50% for 2007.  The reduced margin is due to increases in the sale of purchased wine versus produced wine. The gross margin received from the sale of produced wine was 57.2%.

Out-of-state distributor sales revenue decreased 5.5% for the year ended December 31, 2008 as compared to the prior year.  Retail sales increased 2.7%   Bacchus Fine Wines produced an increase of 6.8% in the sales of purchased wine and merchandise from other suppliers but a reduction (approximately 15.8%) in sales of winery produced  products. The Oregon Wholesales department was constrained by the outage of three Pinot Noir products for the first eleven months of 2008.  Both the wholesale and retail departments were affected by sever snow and ice conditions which  included a loss of power for six days during the holiday selling season.

The winery had a zero credit line balance at December 31, 2008.

Sales

In the year ended December 31, 2008, the Company sold approximately 2,000 cases of Estate Pinot Noir, 20,000 cases of Willamette Valley Pinot Noir (vintage level), 2,000 cases of Barrel Select Pinot Noir, 17,000 cases of Whole Cluster Pinot Noir, 18,000 cases of Pinot Gris and 19,000 cases of Riesling.

The Company has or plans to bottle 2,300 cases of '08 Estate Pinot Noir, 25,500 cases of '08 Willamette Valley Pinot Noir (vintage level), 19,000 cases of '08 Whole Cluster Pinot Noir, 24,000 cases of '08 Pinot Gris and 25,000 cases of '08 Riesling by December  2009.

The Company sold approximately 157,000 cases of wine in 2008 of which 121,000 cases were winery produced wines.  Of the winery produced case sales in 2008, approximately 111,000 were the above listed varieties.  Total purchased wine case sales in 2008 were approximately 36,000 cases.  The 2008 harvest produced 1,425 tons of wine grapes. Unfortunately, the 2008 harvest yielded lower volumes, approximately 18% less than prior year.  The expected '08 vintage yield is expected to produce approximately 110,000 cases, not including a few selected bulk wine purchases.

Wine Inventory

The Company had approximately 83,000 cases of bottled wine on-hand at the end of 2008.  Approximately 40% of the on-hand inventory is 2007 vintage Pinot Noir Management took steps in 2008 to address short-term inventory shortages relative to orders by purchasing 54,000 gallons of bulk wine. 70% of these bulk purchases were Pinot Noir to be used mainly in the production of 2007 Vintage Pinot Noir.  The Company also addressed long-term grape shortages by acquiring an additional 80 acres of undeveloped vineyard land in the Eola Hills adjacent to the existing Elton Vineyards property currently under lease.  The Company also executed a long-term lease for an additional 104 acres at the same Eola Hills site.  The Company acquired 15 acres of property adjacent to the existing Estate site at the Winery in Turner, OR.  This property is also undeveloped at this time.  Lastly, the Company acquired 5 acres of additional vineyard land at its Tualatin Estate Vineyard.

These actions bring to a total of 791 acres of vineyard owned, leased or contracted by the Company, with 23 of those acres recently planted and not productive.  The 204 acres recently acquired and leased are undeveloped and therefore not planted.  The total acres of Pinot Noir are 300, of which 9 are young, non-productive vines; Pinot Gris 122 and 14; Riesling 95 and 0, respectively.

Production Capacity

In addition to securing additional wine grape supplies, Management purchased capital assets in 2008 at approximately the same level as in 2007 with the exception of the land purchases.  2009 purchases will be reviewed closely to address future production requirements based on the expected increases in wine grape quantities. The Company is required to install additional water storage capacity on the Turner property and fire sprinklers in its 20,000 square foot wine warehouse, which also required significant capital investment in 2008 and additional capital investment anticipated for 2009.  Management decided  not to use the Tualatin production facility in 2008 due to the low crop yield in 2008.  The Company has replaced the roof and production floor, insulation and walls in anticipation of using it for wine storage and future production at an approximate cost of $225,000 in 2008.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2008.

In the February 2008 issue of Wine Business Monthly, the industry’s leading trade publication for wineries and growers, Willamette Valley Vineyards earned the coveted title “#1 Hottest Small Brand of 2007”. Editor Cyril Penn wrote: “Willamette Valley Vineyards is one of those wineries demonstrating that you can increase quality while increasing production; the two aren’t mutually exclusive.” This statement is especially significant on this, the 25th anniversary of the company, which was founded in 1983 by Oregon Winegrower Jim Bernau.

On April 3, 2008 LIVE (Low Input Viticulture and Enology), Oregon’s leading industry organization dedicated to sustainable environmental practice, presented Willamette Valley Vineyard’s Founder and President Jim Bernau with its first Founders Award. Al MacDonald, LIVE board president, said that Bernau was an obvious choice for the honor because of his early and continuous support of LIVE and its sustainability goals.
"The support Jim has given us has been manifested through contributions of time, expertise and money," MacDonald said. "He served on the LIVE board of directors in its formative years. All vineyards under his control at Willamette Valley Vineyards have been brought into the LIVE program." Willamette Valley Vineyards became LIVE certified in 2000 and Bernau was one of the original board members of the 501(c)3 organization created in 1999.

The winery’s premium Pinot Noir continues to score well with reviewers. The 2006 Tualatin Estate Single Vineyard Designate (SVD) Pinot Noir took both a Gold medal and the title “Best of Varietal” at the Denver International Wine Competition, as well as a Double Gold at the Oregon State Fair placing as Best of Show and Best of Class in the Professional Wine Competition in August. It also received the ranking of Platinum in the Wine Press Northwest annual platinum judging which featured in the Winter 2008/2009 issue of the magazine. This wine was then invited to be poured at the annual Platinum Dinner held at Columbia Tower Club in Seattle, Washington. The 2006 Tualatin Estate SVD Pinot Noir also took three additional gold medals in 2008 at the Wine Lovers International Competition, Riverside International Wine Competition, and the Dallas Morning News Wine Competition. This Wine also received a score of 90 points from one of the nation’s leading wine consumer magazines, Wine Enthusiast.

The 2006 Estate Pinot Noir performed equally well this year, taking a Double Gold at the Taster’s Guild Wine Lovers International Consumer Wine Judging, the top honor for the $35-$40 price range. This wine took an additional Gold medal at the Riverside International Wine Competition and was rated 90 points by Wine Enthusiast Magazine in its July, 2008 Buying Guide, and 89 points by Wine Spectator Magazine in its September 2008 issue.

Additional 2006 vintage Pinot Noirs that received high scores from Wine Enthusiast Magazine in 2008 include the 2006 Signature Cuvee Pinot Noir with 91 points, and the 2006 Hannah Vineyard Pinot Noir with 89 points.

The 2007 Pinot Gris also took a score of 90 points from Wine Enthusiast in their November, 2008 issue, and was listed under the feature article “Best Buys of 2008: Top Wines Under $15” as a Best Buy. This recognition was furthered in the December issue of Wine Enthusiast where the 2007 Pinot Gris was titled one of the Top 100 Best Buys of 2008, ranking #67 out of the 744 wines that had received Best Buy status throughout the year. This wine was also featured in the October, 2008 issue of Food&Wine Magazine as one of the “top bottles from eco-conscious wineries”. Willamette Valley Vineyards was noted in this article for their bio-diesel program and participation in Oregon Governor Ted Kulongoski’s carbon neutral pledge. This wine also took two Gold medals in 2008 at the LA International Wine Competition and the National Women’s Wine Competition, and was selected as a winner at the Pacific Coast Oyster Wine Competition for the third consecutive year.

The previous vintage, the 2006 Pinot Gris was recognized by Consumer Reports magazine in their July issue as among one of the best warm-weather wines. The winery’s Riesling had previously been recognized by Consumer Reports in December of 2007. Additionally, in its March 15, 2008 issue, Food&Wine Magazine named Willamette Valley Vineyards’ 2006 Pinot Gris as one of “America’s Best Wines” at or under $15 per bottle.

The regional wine publication, Wine Press Northwest, in its Fall 2008 issue gave the 2006 Willamette Valley Pinot Noir, the winery’s flagship wine, a rating of “Excellent”. This wine also received a score of 88 points from Wine Enthusiast.

In the November issue of Food&Wine Magazine, the 2007 Whole Cluster Pinot Noir was noted in the article “Top Regions, Top Reds: A guide to America’s top wine regions and some of the grape varieties for which they’re famous”. Additionally, in the October issue of Martha Stewart Living Magazine this wine was listed as “affordable, food-friendly, and sure to please”.

Also placing in the Wine Press Northwest Platinum Judging was the 2004 Griffin Creek Syrah. Griffin Creek is the label owned by Willamette Valley Vineyards for its wines whose grapes are grown outside of the Willamette Valley, in Southern Oregon. The 2004 Syrah was also recognized in the February 2008 issue of Wine&Spirits Magazine’s “Year’s Best Syrah” edition. It received a score of 90 points and was included in the article “94 Greats from Around the World”. This wine also took Gold at the Northwest Wine Summit Competition and Gold at the Pacific Rim International Competition.

Other Willamette Valley Vineyards’ wines that took Gold medals in competitions during 2008 include the 2007 Riesling, 2006 Dijon Clone Chardonnay, 2006 Pinot Noir, 2005 Griffin Creek Viognier and the 2007 Tualatin Estate Semi-Sparkling Muscat.

The company website, www.WillametteValleyVineyards.com, added a new section titled “Noteworthy” in December, 2008. This web page will display regional and national media coverage garnered by Willamette Valley Vineyards and its wines with the intention to keep consumers and distributors up to date on the acclaim that these products are receiving in the market place.

In December 2008 Willamette Valley Vineyards’ production facility in Turner, Oregon received a LIVE winery certification. All WVV owned vineyards are certified LIVE, beginning with the Estate property in 2000, but the new program allows for the production facility to be certified sustainable as well.

In order to support a growing sales organization, WVV has established its sales headquarters in the offices of the Oregon Restaurant Association and across the hall from the Northwest Grocery Association. This strategic move aims to accommodate growing sales staff, improve contact with these organizations, allow easy access to the Portland airport and reduce the commute winery sales employees were making from the Portland area to the winery.

2008 saw the development of the book Oregon: The Taste of Wine by renowned photographer Janis Miglavs. Willamette Valley Vineyards underwrote the project, which tells the story of the founding of the Oregon wine industry in the winegrowers’ own words, accompanied by Janis’s breathtaking photography. Nearly 200 hours of interviews with more than 80 owners, winemakers and vineyard managers were recorded, some revealing stories never before told. All net proceeds from the sale of this book, which was released in October 2008, will be donated to Salud, an organization that works to provide healthcare services for Oregon‘s seasonal vineyard workers and their families.

The media continues to take notice of the winery’s stewardship pledge. In July, 2007 Willamette Valley Vineyards became the first winery in the world to use FSC (Forest Stewardship Council) certified cork in wine bottles, starting with the 2006 Pinot Noir. In 2008 the winery prepared for the launch of a cork recycling program called Cork Re-Harvest, which reinforces their commitment to this all-natural, renewable resource. The program launched in February 2009 with the placement of cork recycling boxes in the 11 Whole Foods stores throughout Oregon and Washington state. The cork that consumers return to these boxes will ultimately be remanufactured into new and useable products, and all with a zero carbon footprint. The launch of this program received local and international media coverage.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. The Company has historically reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2009.  Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits. Oregon’s 2008 growing season produced a lower crop due to inclement weather during fruit set and a later than usual growing season.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2008:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2008	2007	2008	2007

Retail Sales, Rental
Income and Events	$627	$794	$2,460	$2,396
In-state sales	2,382	2,668	7,929	8,199
Out-of-state sales	1,761	1,652	5,998	6,350
Bulk wine/
Misc. sales	79	134	79	156

Total Revenue	4,849	5,248	16,466	17,101

Less excise taxes	(145)	(84)	(418)	(390)

Net Revenue	$4,704	$5,164	$16,048	$16,711

2008 Compared to 2007

Retail sales for the year ended December 31, 2008 increased $63,772, or 2.7%, as compared to the corresponding prior year period.  Retail sales increased during the year ended December 31, 2008, due primarily to an increase of $310,154 or 68.9% in mail order sales.  The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the Retail department.  Retail experienced a decrease in revenue during 2008 in on-site and off-site festivals revenue of -32.3%, or $58,499 as compared to the same period in 2007.  Attendance at these events actually increased, however there was lower volume of wine sales compared to prior year.

Total Wholesale sales in the state of Oregon, through the Company's in-state sales force and through direct sales from the winery decreased $270,043, or -3.3%, in the year ended December 31, 2008, as compared to the corresponding prior year period.  2008 in-state sales of purchased wines and glassware were 6.8% higher than 2007. 2008 in-state sales of Willamette Valley Vineyards branded wine were lower than 2007 by -15.8% and contributed mostly to the -3.3% reduction in overall in-state sales.  The Company’s direct in-state sales to its largest customer decreased $141,525, or -12.7%, in the year ended December 31, 2008, as compared to the prior year period.  This decrease is largely due to reduced orders of purchased brands and the lack of availability of a core produced brand placement for the full year.

Out-of-state sales in the year ended December 31, 2008 decreased $352,392, or -5.5%, as compared to the prior year period.  The lower sales are primarily a result of reduced order activity for some of the Company’s products by out of state distributors although their volume of sales are approximately the same to the end consumer, therefore the distributors are reducing their inventory levels.  The Pinot Noir variety led sales in 2008.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  These taxes are based on product sales volumes.  The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board.  The Company’s excise taxes for the year ended December 31, 2008 increased 7.0% as compared to the prior year period. This was due primarily to the increased volume of purchased brands purchases in 2008 which are taxed by the OLCC. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit was 49% in the year ended December 31, 2008, a decrease of -1% compared to the 50% gross profit percentage from the prior year period.  While the Company is continuing its focus on improved distribution of higher margin products as well as continuing to reduce grape and production costs, we anticipate that our increased representation of brands other than our own through our Oregon sales force will continue to erode the gross margins as a percent of sales due to the lower margins associated with selling those brands.  While the gross margin may erode due to such representation, the Company believes that the cost of administration, accounting and inventory management of purchased brands has been much higher than anticipated.  We believe we have taken steps resulting in significant one-time expenses to increase sales long-term at appropriate levels of administrative costs.

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold.  For the years ending December 31, 2008 and 2007, approximately $68,000 and $84,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2008 increased 16% compared to the prior year period.  This increase is due primarily to increased sales salaries and commissions related to incremental sales headcount and a shift in the mix of sales from non-commission sales to commission sales.  Outbound freight costs and professional service fees for accounting and legal services also greatly attributed to the increase in general and administrative expenses. As a percentage of net revenue from winery operations, selling, general and administrative expenses increased to 40% for the year ended December 31, 2008, as compared to 33% for the prior year period, primarily as a result of increased expenditures as mentioned above in relation to revenues.

Interest income decreased by 54% or $43,068 for the year ended December 31, 2008 versus the comparable prior year period.  This is mainly due to the elimination of our CD investments which were converted to cash for working capital needs. Interest expense increased 8% or $8,615 in the year ended December 31, 2008 as compared to the prior year period.  Interest expense was higher primarily due to the increase in outstanding debt during the period.

The provision for income taxes and the Company's effective tax rate were $554,541 and 44% of pre-tax income in the year ended December 31, 2008 with $1,034,170 and 38% of pre-tax income recorded for the prior year period.

As a result of the above factors, net income decreased to $708,594 in the year ended December 31, 2008 from $1,686,661 for the prior year period.  Earnings per share were $0.15 and $0.35, in the years ended December 31, 2008 and 2007, respectively.

First Quarter 2009 Outlook

Sales in the first quarter of 2009 are weaker than the prior year's first quarter sales for the following principle reasons: in-state sales through Bacchus Fine Wines are down to the reduction in on-premise sales driven by a weak economy and the respective reduction in consumer spending.  Also, some turnover in Bacchus sales personnel is adversely impacting sales. Management believes this weakness could continue through 2009.

Liquidity and Capital Resources

At December 31, 2008, the Company had a working capital balance of $9.4 million and a current ratio of 4.21:1. At December 31, 2007, the Company had a working capital balance of $9.1 million and a current ratio of 5.91:1.  The Company had a cash balance of $350,361 at December 31, 2008 compared to a cash balance of $1,083,405 at December 31, 2007. The decrease in cash year over year was primarily due to the increased use of cash for inventory building and capital expenditures.

Total cash provided by operating activities in the year ended December 31, 2008 was $396,594, compared to $470,223 for the prior year period, primarily as a result of the build-up in inventory and related use of cash.

Total cash used in investing activities in the year ended December 31, 2008 was $2,465,310, compared to $1,185,891 in the prior year period.  Cash used in investing activities consisted mainly of real property acquisitions and property and equipment additions.

Total cash provided by financing activities in the year ended December 31, 2008 was $1,335,672, compared to $186,603 in the prior year period.  Cash provided by financing activities primarily consisted of the increase in debt related to the new loans from NW Farm Credit Services required for the acquisition of the new vineyard acreage.

At December 31, 2008, the line of credit balance was $0, on a maximum borrowing amount of $2,000,000.  The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of December 31, 2008, the Company was in compliance with all of the financial covenants.

As of December 31, 2008, the Company had a total long-term debt balance of $2,532,782 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility and most recently to acquire new vineyard land for future development.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The Company’s contractual obligations as of December 31, 2008 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt and capital lease obligations	$2,532,782	$354,536	$736,069	$108,464	$1,333,713
Grape Payables	594,734	594,734	-	-	-
Operating Leases	3,590,256	319,656	640,028	647,554	1,983,018

Total Contractual Obligations	$6,717,772	$1,268,926	$1,376,097	$756,018	$3,316,731

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial Statements and Supplementary Data.

Willamette Valley Vineyards, Inc.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheet of Willamette Valley Vineyards, Inc. as of December 31, 2008 and 2007 and the related statements of income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

Seattle, Washington
March 30, 2009

Willamette Valley Vineyards, Inc.
Balance Sheet
	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$350,361	$1,083,405
Accounts receivable, net (Note 2)	1,204,881	1,804,168
Inventories (Note 3)	10,604,204	7,976,432
Prepaid expenses and other current assets	68,834	91,981
Current portion of notes receivable	62,415	62,415
Deferred income taxes	81,700	-

Total current assets	12,372,395	11,018,401

Vineyard development costs, net	1,693,769	1,690,055
Property and equipment, net (Note 4)	6,069,408	4,200,155
Debt issuance costs	29,581	21,106
Notes receivable	165,491	187,585
Other assets	4,456	65,893

Total Assets	$20,335,100	$17,183,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit (Note 5)	$-	$-
Current portion of long-term debt (Note 6)	354,536	284,786
Accounts payable	1,111,499	564,494
Accrued expenses	510,768	420,825
Income taxes payable	350,870	76,516
Deferred Income Taxes (Note 9)	-	1,000
Grape payables	594,734	508,545

Total current liabilities	2,922,407	1,856,166

Long-term debt (Note 6)	2,178,246	946,372
Deferred rent liability	217,742	223,936
Deferred gain (Note 11)	345,930	378,025
Deferred income taxes (Note 9)	355,207	262,000
Total liabilities	6,019,532	3,666,499

Commitments and contingencies (Note 11)	-	-

Shareholders' equity (Notes 7 and 8):
Common stock, no par value - 10,000,000 shares authorized, 4,851,327 issued and outstanding at December 31, 2008	8,515,667	8,425,389
Retained earnings	5,799,901	5,091,307
Total shareholders' equity	14,315,568	13,516,696
	$20,335,100	$17,183,195

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2008 and 2007
	2008	2007

Net revenues	$16,048,238	$16,710,927
Cost of goods sold	8,229,877	8,430,802

Gross margin	7,818,361	8,280,125

Selling, general and administrative expenses	6,455,203	5,554,062
Income from operations	1,363,158	2,726,063

Other income (expenses):
Interest income	36,746	79,814
Interest expense	(116,383)	(107,768)
Other expense	(20,386)	22,722
	(100,023)	(5,232)

Income before income taxes	1,263,135	2,720,831

Income tax provision (Note 9)	554,541	1,034,170

Net income	$708,594	$1,686,661

Basic net income per common share	$0.15	$0.35

Diluted net income per common share	$0.14	$0.34

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2008 and 2007

	Common stock		Retained
	Shares	Dollars	earnings	Total

Balances at December 31, 2006	4,793,027	$7,935,829	$3,404,646	$11,340,475

Stock based compensation expense	1,850	45,108	-	45,108

Common stock issued and options exercised	41,025	444,452	-	444,452

Net income	-	-	1,686,661	1,686,661
Balances at December 31, 2007	4,835,902	$8,425,389	$5,091,307	$13,516,696

Stock based compensation expense	1,425	56,230	-	56,230

Common stock issued and options exercised	14,000	34,048	-	34,048

Net income	-	-	708,594	708,594

Balances at December 31, 2008	4,851,327	$8,515,667	$5,799,901	$14,315,568

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$708,594	$1,686,661
Reconciliation of net income to net cash (used for) provided by operating activities:
Depreciation and amortization	620,180	576,515
Stock based compensation expense	56,230	45,108
Deferred income taxes	10,507	128,000
Bad debt expense	7,606	8,333
Deferred rent liability	(6,194)	32,985
Deferred gain	(32,095)	(32,094)
Changes in assets and liabilities:
Accounts receivable	599,287	(202,807)
Inventories	(2,627,775)	(1,224,503)
Prepaid expenses and other current assets	10,818	15,762
Other assets	61,437	(8,226)
Accounts payable	537,512	(381,247)
Accrued expenses	89,944	27,873
Income taxes receivable/payable	274,355	(229,092)
Grape payables	86,188	26,955

Net cash provided by operating activities	396,594	470,223

Cash flows from investing activities:
Additions to property and equipment	(2,465,976)	(863,623)
Vineyard development expenditures	(21,428)	(72,268)
Loans to grape producer	22,094	(250,000)

Net cash provided by (used for) investing activities	(2,465,310)	(1,185,891)

Cash flows from financing activities:
Proceeds from and stock options exercised	27,250	156,480
Increases in Line of credit	-	-
borrowings of long-term debt	1,568,748	-
Payments on long-term debt	(267,124)	(257,850)
Excess tax benefit on stock option exercises	6,798	287,973

Net cash used for financing activities	1,335,672	186,603

Net (decrease) increase in cash and cash equivalents	(733,044)	(529,065)

Cash and cash equivalents:
Beginning of year	1,083,405	1,612,470

End of year	$350,361	$1,083,405

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Notes to Financial Statements

1.	Summary of Operations, Basis of Presentation and Significant Accounting Policies

Organization and Operations

Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.  In 2008 and 2007 no one customer represented more than 10% of revenues.

Sales in Oregon through the Company's in-state sales force and through direct sales from the winery represented approximately 59% and 59% respectively, of revenues for 2008 and 2007. In-state sales of purchased wines and glassware represented 59% and 53% of total 2008 and 2007 in-state sales, respectively. In-state sales of Willamette Valley Vineyards branded wines represented 38% and 44% of total 2008 and 2007 in-state sales, respectively.

Out-of-state sales represented approximately 37% and 37% respectively, of revenues for 2008 and 2007.  Foreign sales represent less than 1% of total sales.  The Company also sells its wine through the tasting room at its winery.

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

Financial Instruments and Concentrations of Risk

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying value of these instruments approximates fair value.

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

For accounts receivable, the Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

The cost of finished goods is recognized as cost of sales when the wine product is sold.  Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. Bacchus inventory is accounted for on a separate accounting system which calculates average invoice cost on the purchased brands.  The average cost for the Bacchus inventory approximates FIFO in all material respects.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard Development Costs

Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises.  The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years.  Accumulated amortization of vineyard development costs aggregated $587,199 and $569,485 at December 31, 2008 and 2007, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.  For the year ending December 31, 2008 approximately $68,000 was amortized into inventory costs.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives as follows:
Land improvements	15 years
Winery building	30 years
Equipment	3-10 years (depending on classification of the asset)

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

Debt Issuance Costs

Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $15,626 of debt issuance costs in 2008 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2008 and 2007, amortization of debt issuance costs was approximately $7,200 and $7,200 respectively.

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

Deferred Rent Liability

The Company leases land under a sale-leaseback agreement.  The long-term operating lease has minimum lease payments that escalate every year.  For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease.  In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability.  As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid.  For the period ended December 31, 2008 and 2007, rent costs recognized in excess of amounts paid totaled ($6,194) and $32,985, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions.  Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2008 and 2007, advertising costs incurred were approximately $44,000 and $36,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2008 and 2007, these costs, which are included in selling, general and administrative expenses, totaled approximately $92,000 and $102,000 respectively.

Shipping and Handling Costs

Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue.  Costs incurred for shipping and handling charges are included in selling, general and administrative expense.  For the years ended December 31, 2008 and 2007, such costs totaled approximately $437,000 and $373,000 respectively.  The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis.  The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory.  For the years ended December 31, 2008 and 2007, excise taxes incurred were approximately $418,000 and $390,000 respectively.

Stock Based Compensation

The Company expenses stock options on a straight line basis over the options’ related vesting term. For the year ended December 31, 2008, the Company recognized pretax compensation expense related to stock options of $56,230.

Tax Benefit of Disqualifying Disposition of Stock Options

The Company has certain incentive stock options in 2008 that had been exercised and the related stock subsequently sold before a required tax holding period.  The sale of the stock thus became a disqualifying disposition, which allows the Company to deduct as employee compensation the difference between the exercise price for the stock option and the stock’s selling price. Since the deduction reported in the income tax returns exceeds the compensation costs recognized in the financial statements, the excess tax benefit is recognized as additional paid in capital.  Accordingly, $6,798 of the increase in common stock is related to the excess tax benefit realized by the Company.

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

Options to purchase 445,200 shares of common stock were outstanding at December 31, 2008 and diluted weighted-average shares outstanding at December 31, 2008 include the effect of 60,908 stock options.  Options to purchase 434,200 shares of common stock were outstanding at December 31, 2007 and diluted weighted-average shares outstanding at December 31, 2006 include the effect of 179,165 stock options.

		2008			2007
		Weighted			Weighted
		average	Earnings		average	Earnings
		shares	per		shares	per
	Income	outstanding	share	Income	outstanding	share

Basic	$708,594	4,845,782	$0.15	$1,686,661	4,806,345	$0.35
Options	-	60,908	-	-	179,165	-
Warrant	-	-	-	-	-	-
Diluted	$708,594	4,906,690	$0.14	$1,686,661	4,985,510	$0.34

Statement of cash flows
Supplemental disclosure of cash flow information:

	2008	2007

Interest paid	$116,000	$108,000
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock(Note 7)	$8,458	$11,808
Purchases of Property Plant& Equipment included in accounts payable	$9,493	$-

Recently issued accounting pronouncements and proposed accounting changes

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective for the Company on January 1, 2009 and any impact on the Company’s financial position or results of operations will be dependent upon the circumstances of future business combinations of the Company, if any.

SFAS No. 157, “Fair Value Measurements” and FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted the provisions of SFAS 157 for financial assets and liabilities on January 1, 2008; there was no material impact on the Company’s financial position or results of operations at adoption.

However, the application of SFAS 157, coupled with FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP FAS 157-3, as described below, have resulted in both temporary and other-than-temporary losses on the Company’s Auction Rate Securities.   The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by the Company on January 1, 2009, in accordance with FSP FAS 157-2, and is not expected to have a material impact on the Company’s financial position or operations.
  FSP FAS 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist.  Specifically, FSP FAS 157-3 addresses the following SFAS No. 157 application issues:

•
How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist;

•	How available observable inputs in a market that is not active should be considered when measuring fair value; and
•
How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157, and was effective upon issuance in October 2008.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008 and there was no material impact on the Company’s financial position or results of operations.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s financial position or results of operations.

Emerging Issues Task Force (“EITF”) No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF defines a collaborative arrangement and concludes that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that EITF 07-1 will have on the Company’s results of operations or financial condition.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statement disclosures, but does not expect SFAS 161 to have a material impact on the Company’s results of operations or financial condition.

2.    Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors. The Company's accounts receivable balance is net of an allowance for doubtful accounts of $10,469 at December 31, 2008.

Changes in the allowance for doubtful accounts are as follows:

	Balance at	Charged to	Charged to	Write-offs	Balance at
	Beginning	costs and	other	net of	end of
	Of period	expenses	accounts	recoveries	period

Fiscal year ended December 31, 2008:
Allowance for Doubtful accounts	$54,330	$7,606	$(51,467)	$-	$10,469

Fiscal year ended December 31, 2007:
Allowance for Doubtful accounts	$63,513	$-	$(9,183)	$-	$54,330

3.    Inventories

Inventories consist of:
	2008	2007

Winemaking and packaging materials	$309,467	$283,200
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	3,350,830	2,710,399
Finished goods (bottled wine and related products)	6,943,907	4,982,833
Current inventories	$10,604,204	$7,976,432

4.    Property and Equipment
	2008	2007

Land and improvements	$2,589,560	$959,064
Winery building and hospitality center	4,969,758	4,848,249
Equipment	5,352,835	4,617,040
	12,912,153	10,424,353

Less accumulated depreciation	(6,842,745)	(6,224,198)
	$6,069,408	$4,200,155

5.     Line of Credit Facility

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement.  The revolving line bears interest at prime, is payable monthly, and was initially subject to annual renewal. The Company renewed the credit agreement before the end of 2008 for a period of 18 months.  The next renewal date is June 6, 2010.  The interest rate was 3.25% at December 31, 2008.  At December 31, 2008 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment.  As of December 31, 2008, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.

6.    Long-Term Debt

Long-term debt consists of:	December 31,	December 31,
	2008	2007

Northwest Farm Credit Services Loan #1	$950,242	$1,231,158
Northwest Farm Credit Services Loan #2	$1,582,540
	2,532,782	1,231,258

Less current portion	(354,536)	(284,786)
	$2,178,246	$946,732

The Company has two agreements with Northwest Farm Credit Services. Loan #1 requires monthly payments of $28,642, bears interest at a rate of 4.95%, is collateralized by real estate and equipment, and matures in 2012.  Loan #2 requires monthly payments of $11,417, bears interest at a rate of 5.95%, is collateralized by real estate and equipment, and matures in 2028.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances.  At December 31, 2008, the Company was in compliance with these covenants.  In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending December 31,

2009	$354,536
2010	372,953
2011	363,116
2012	52,623
2013	55,841
Thereafter	1,333,713
$2,532,782

The weighted-average interest rate on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2008	5.55%
2007	7.25%

7.	Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock.  Each share of common stock is entitled to one vote.  At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

In each of the years ended December 31, 2008 and 2007, the Company granted 1,425 and 1,850 shares of stock valued at $8,458 and $11,808, respectively, as compensation to employees and agents.  The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations.  The effects of these noncash transactions have been excluded from the cash flow statements in each period.

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

The following table presents information on stock options outstanding for the periods shown:
	2008		2007
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Shares	price	Shares	price
Outstanding at beginning of period	459,200	$3.90	520,000	$3.94
Granted	-	-	-	-
Exercised	(14,000)	$4.62	(40,800)	3.84
Forfeited	(3,000)	-	(20,000)	-
Outstanding at end of period	442,200	$3.77	459,200	$3.90

The following table presents information on stock options outstanding for the periods shown:
	2008	2007

Intrinsic value of options exercised in the period	$22,390	$105,584
Stock options fully vested and expected to vest Number	442,200	434,200
Weighted average exercise Price	$3.77	$3.90
Aggregate intrinsic value	$83,705	$1,108,426
Weighted average contractual term of options	4.43 years	5.90 years

Stock options vested and Currently exercisable Number	434,000	416,700
Weighted average exercise Price	$3.80	$3.95
Aggregate intrinsic value	$78,477	$1,039,904
Weighted average contractual term of options	4.41 years	5.72 years

Weighted-average options outstanding and exercisable at December 31, 2008 are as follows:

	Options outstanding			Options exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Exercise	December 31,	contractual	exercise	December 31,	exercise
price	2008	life	price	2008	price

$1.56	4,000	2.58	1.56	4,000	1.56
1.81	1,500	0.24	1.81	1,500	1.81
1.88	25,000	0.62	1.88	25,000	1.88
2.30	60,000	5.58	2.30	52,300	2.30
2.31	12,000	6.40	2.31	12,000	2.31
2.99	16,000	6.12	2.99	16,000	2.99
3.29	75,000	1.12	3.29	75,000	3.29
3.76	96,000	6.58	3.76	95,500	3.76
4.14	4,000	1.58	4.14	4,000	4.14
5.00	84,700	6.99	5.00	84,700	5.00
5.50	64,000	1.99	5.50	64,000	5.50
$1.50-$5.50	442,200	4.45	$3.77	434,000	$3.80

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

	2008	2007
Risk-free interest rate	2.25%	4.04%
Expected lives	10 years	10 years
Expected volatility	39%	44%

Adjustments are made for options forfeited prior to vesting.  For the year ended December 31, 2008, the total value of the options granted was computed to be approximately $1,649,666, which would be amortized on the straight-line basis over the vesting period of the options.

9. Income Taxes

The provision for income taxes consists of:
	2008	2007
Current tax expense:
Federal	$443,158	$821,714
State	100,999	176,456
	544,157	998,170
Deferred tax expense (benefit):
Federal	5,300	31,912
State	5,084	4,088
	10,384	36,000

Total	$554,541	$1,034,170

The effective income tax rate differs from the federal statutory rate as follows:
	Year ended December 31,
	2008	2007
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.5	4.4
Permanent differences	0.8	(1.1)
Other, primarily prior year taxes	0.0	0.7
Adjustments to deferred tax asset	(3.7)
	35.6%	38.0%

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

	2008	2007
Accounts receivable	$4,056	$21,000
Inventories	106,650	74,000
Deferred gain on sale-leaseback	134,036	145,000
Stock Compensation	3,342	-
Other	6,818	3,000
Total deferred tax assets	254,902	243,000

Prepaids	(39,166)	(35,000)
Depreciation	(489,242)	(407,000)
Stock Compensation	-	(64,000)
Total deferred tax liabilities	(528,408)	(506,000)
Net deferred tax liability	$(273,506)	$(263,000)

10.           Related Party Transactions

The Company provides living accommodations in a manufactured home on the Company's premises for the president and his family as additional compensation for security and lock-up services the president provides.  Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

In October 2008 the Company advanced the president $25,000 that was subsequently reimbursed via a reduction of his 2008 annual incentive compensation paid in 2009.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards.  This lease is for a 10 year term with four 5 year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale.  For 2008, the annual costs of this lease were $107,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.  Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards.  This lease is for a 10 year term with four 5 year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale.  For 2008, the annual costs of this lease were $107,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.  Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

In December 2007 the Company entered into a 3 year lease agreement for a small, four-room office space in Wilsonville, Oregon.  This space was leased to accommodate the out-of-state sales team.

In July 2008 the Company entered into a 34 year lease agreement with a property owner in the Eola Hills for 104 acres adjacent to the existing Elton Vineyards site.  These 104 acres are currently planted in Christmas Trees but will be developed into vineyards over the next few years. Terms of this agreement contain rent escalation that rises as the vineyard is developed.

As of December 31, 2008, future minimum lease payments are as follows:

Year ending December 31,
2009	319,656
2010	325,505
2011	314,523
2012	320,645
2013	326,909
Thereafter	1,983,018
Total	$3,590,256

The Company is also committed to lease payments for various pieces of office equipment.  Total rental expense for all operating leases excluding the vineyards, amounted to $20,306 and $12,984 in 2008 and 2007, respectively.  In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $307,327 and $263,364 for the years ended December 31, 2008 and 2007, respectively.

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

For the year ended December 31, 2008 and 2007 the amount expensed under this plan was approximately $67,416 and $71,650 respectively.

13.          Segment Reporting

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

The following tables outline the sales, cost of sales and gross profit, for the three and twelve month periods ended December 31, 2008 by operating segment:

	Three months ended December 31, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,378,904	$3,325,156	$4,704,060

Cost of Sales	$937,753	$1,489,047	$2,426,800

Gross Profit	$441,151	$1,836,109	$2,277,260

% of sales	32.0%	55.2%	48.4%

	Twelve months ended December 31, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$4,881,162	$11,167,076	$16,048,238

Cost of Sales	$3,452,284	$4,777,594	$8,229,877

Gross Profit	$1,428,878	$6,389,482	$7,818,361

% of sales	29.3%	57.2%	48.7%

Total inventory for Bacchus Distribution was $2,012,796 of purchased wines and $231,049 of non-wine merchandise at period end December 31, 2008.  This compares to produced bottled wine inventory of $4,566,902, produced bulk wine inventory of $3,249,527 and $543,930 of non-wine merchandise and work-in-process for the same period.

14.  Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for fiscal 2008 and 2007.

	Condensed Consolidated Statements of Income
Year Ended December 31, 2008	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,402	$3,885	$4,057	$4,704
Gross profit	1,649	1,911	1,981	2,277
Income (loss) from operations	120	265	462	516
Net income (loss)	60	158	244	247

Basic net income (loss) per share	$.01	$.03	$.05	$.05
Diluted net income (loss) per share	$.01	$.03	$.05	$.05

Shares used in calculation of net income (loss) per share:
Basic	4,837,288	4,844,475	4,850,327	4,798,258
Diluted	4,997,082	5,006,888	4,948,301	4,840,530

	Condensed Consolidated Statements of Income
Year Ended December 31, 2007	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,595	$3,726	$4,250	$5,139
Gross profit	1,699	1,725	2,126	2,732
Income from operations	389	442	771	1,104
Net income	234	265	523	666

Basic net income per share	$.05	$.05	$.11	$.35
Diluted net income per share	$.05	$.05	$.10	$.34

Shares used in calculation of net income per share:
Basic	4,800,775	4,805,877	4,806,112	4,812,341
Diluted	5,004,810	5,014,213	5,003,549	4,966,635

The following is a summary of the significant fourth quarter adjustments for our fiscal year 2008:

Inventory write-down from year-end physical count	$186,466

Allocation of produced wine expenditures to costs of goods sold	140,540

$327,006

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Controller as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO/Controller, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO/Controller concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In performing this assessment, management identified the following material weaknesses:

•	Inadequate reconciliations of our general ledger cash balances to the balances per our bank statements.

•	Lack of sufficient procedures and controls related to our maintenance of our perpetual inventory records of in-state purchased wines.

•	Lack of sufficient procedures and controls related to the allocation of costs to our produced wines.

•	Lack of adequate job sufficient accounting and finance personnel and transition/training of personnel responsible for preparation and review of such reconciliations, records, and allocations.

Based on its assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

Management has commenced a number of initiatives to address the materials weaknesses noted above, including, but not limited to the following:

Management has engaged experienced resources in the first quarter of 2009 to ensure that a process design is created and implemented with proper training of accounting personnel.

 Management has determined that additional education and proper system training of personnel in the wholesale inventory department is required.  In the first quarter 2009 the Company has brought in a qualified instructor/trainer to work closely with the end users in this department.  This training is meant to effectively ensure that they have the proper system training and education to properly adjust inventory cost based on invoice pricing.  Additionally, more training is being scheduled in Q2 2009 on purchasing and inventory control.

Management is undertaking a review of its cash reconciliation and inventory costing processes and intends to revise the related daily and period end cash reconciliation and inventory procedures, controls and review.

Elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects.

Management will continue the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them.  Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

Changes in Internal Control over Financial Reporting

In 2008 the Company revised the procedures for accounts receivable and the related cash receipts posting.  Additionally, the accounts receivable aging is reviewed carefully for outstanding invoices and customer account statements sent out timely.  This has greatly improved the accuracy of our outstanding accounts receivable.  Also, in 2008 the Company’s Senior Accountant resigned and to date has not been replaced.  The Company has relied on contract accounting resources to help manage the period end accounting activities.  There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors, nominees for election as a director, and each such person's age at December 31, 2008 and position with the Company.

Name	Position(s) with the Company	Age
James W. Bernau ***	Chairperson of the Board,
	President and Director	55
James L. Ellis ***	Secretary and Director	64
Sean M. Cary	Director	35
Thomas M. Brian **	Director	60
Delna L. Jones * ***	Director	68
Craig Smith **	Director	62
Betty M. O'Brien *	Director	64
Stan G. Turel * ** ***	Director	61
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

Sean M. Cary.  Mr. Cary was elected to the Board of Directors in 2007.  Mr. Cary is the Corporate Controller of National Warranty Corporation, a Eugene, Oregon based provider of finance and insurance products sold through automobile dealers located in the Pacific Northwest.  Previously, Mr. Cary served as the CFO of Cascade Structural Laminators, a laminated bean manufacturer headquartered in Eugene, Oregon and prior to that as Controller of Willamette Valley Vineyards.  Mr. Cary served in the U.S. Air Force as a Financial Officer.  Mr. Cary holds a Master of Business Administration degree from the University of Oregon and a Bachelor of Science Degree in Management from the U.S. Air Force Academy.

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

Craig Smith, CPA, MBA, JD. Mr. Smith has served as a Director since October 2007.  Mr. Smith is the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon.  He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm.  He has served on many State of Oregon commissions and he has served as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way.  Mr. Smith is an active member of the Oregon State Bar and a Certified Public Accountant. Mr. Smith is an independent director as defined under NASDAQ rules.

Betty M. O'Brien.  Ms. O'Brien has served as a Director since July 1991. Ms. O'Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983.  Ms. O'Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004.  Ms. O'Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000.  She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director.  Ms. O’Brien is a member of the Vineyard Management/Winemaking Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She now teaches Introduction to Wine Marketing.  She serves as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2008 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Code of Ethics

The Company adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. A copy of the Code of Business Conduct and Ethics is posted on the Company’s web site, www.willamettevalleyvineyards.com.  Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.willamettevalleyvineyards.com.   Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

Willamette Valley Vineyards, Inc.
Attention: Corporate Secretary
8800 Enchanted Way SE
Turner, OR 97392

Nominating Committee

The Board of Directors acts as a nominating committee for selecting nominees for election as directors.  Independent directors select nominees, and such selections are ratified by the Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The members of the Audit Committee are Thomas M. Brian, Craig Smith, and Stan G. Turel.  All members of the Audit Committee are independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Audit Committee Financial Expert

Chairperson Craig Smith serves as the Audit Committee’s financial expert. Mr. Smith is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Compensation Committee

The Company has a separately designated compensation committee.  The members of the Compensation Committee are Betty M. O’Brien, Delna Jones, and Stan G. Turel.  All members of the Compensation Committee are independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company's principal executive officer, James W. Bernau (the “Named Executive Officer”) for the years ending December 31, 2008 and 2007.  No officer, director or other employee of the Company other than Mr. Bernau received total compensation in 2008 in excess of $100,000.  In accordance with Item 402(m) of Regulation S-K, Mr. Bernau is the only executive officer of the Company for whom disclosure is required.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Bernau, James W.,	2008	167,840	41,960	-	-	-	-	14,476	224,276
President, Chief Executive	2007	162,511	40,502	-	-	-	-	10,645	213,658
Officer and Chairman

Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997 and again amended in January of 1998.  Under the amended agreement, Mr. Bernau is paid an annual salary of $167,840 with annual increases tied to increases in the consumer price index.  Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property.  Mr. Bernau and his family live in the mobile home free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard.  The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information, with respect to the Named Executive Officer, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2008.

Stock Awards
Equity
Incentive
								Equity	Plan Awards:
	Option Awards							Incentive	Market or
			Equity					Plan Awards:	Payout
			Incentive				Market	Number of	Value of
			Plan Awards:			Number	Value of	Unearned	Unearned
	Number of	Number of	Number of			of Shares	Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units	Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option		that	that	Rights that	Rights that
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Bernau, James
2/11/2005	75,000	-	-	3.289	2/11/2010	-	-	-	-
8/1/2005	4,000	-	-	4.136	8/1/2010	-	-	-	-
12/27/2005	64,000	-	-	5.50	12/27/2010	-	-	-	-

Director Compensation

The following table sets forth information concerning compensation of our directors other than Mr. Bernau for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Ellis	0	0	0	0	0	0	0
Sean M. Cary	0	0	0	0	0	0	0
Thomas M. Brian	0	0	0	0	0	0	0
Delna L. Jones	0	0	0	0	0	0	0
Craig Smith	0	0	0	0	0	0	0
Betty M. O’Brien	0	0	0	0	0	0	0
Stan G. Turel	0	0	0	0	0	0	0

(1)
The amounts provided in this column represent the compensation cost recognized in the fiscal year ended December 31, 2008 as calculated in accordance with FAS 123R with respect to all option awards granted to our directors in previous fiscal years and in the fiscal year ended December 31, 2008.  The aggregate number of option awards outstanding for each director as of December 31, 2008 is as follows: Mr. Ellis – 81,130, Mr. Cary – 16,000, Mr. Brian – 22,000, Ms. Jones – 27,800, Mr. Smith – 0, Ms. O’Brien – 40,700, and Mr. Turel – 37,517.

The members of the Company's Board of Directors did not receive cash compensation for their service on the Board in 2008, but were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.  Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year.  This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond.  In December 2005, each Director was granted 14,000 options for service during 2005.  In the foreseeable future, as a result of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payment, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

In January of 2009 the Board of Directors upon recommendation of the Compensation Committee who sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan.  The Plan has the following provisions a) that any member can elect not to receive any or all of the compensation components and the Board reserves the right to suspend this plan at any time depending on the effects of the economy on the Company. The basic elements of the plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as, a yearly wine and glassware allowance were also approved.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2008, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(share numbers in table are in thousands except per share amounts)

Equity compensation plans approved by security holders (1)	442,200	$3.77	132,476
Equity compensation plans not approved by security holders	-	-	-

Total	442,200	$3.77	132,476

(1)	Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan and 2001 Stock Incentive Plan.

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 27, 2009, by (i) each person who beneficially owns more than 5% of the Company's Common Stock, (ii) each Director of the Company, (iii) each of the Company's named executive officers, and  (iv) all directors and executive officers as a group.  Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned
James W. Bernau President/CEO, Chair of the Board	681,990	(1)	14.1%
2545 Cloverdale Road
Turner, OR 97392

James L. Ellis Secretary, Director	81,130	(2)	**
7850 S.E. King Road
Milwaukie, OR 97222

Thomas M. Brian Director	22,000	(3)	**
7630 SW Fir
Tigard, OR 97223

Delna L. Jones Director	27,800	(4)	**
14480 SW Chardonnay Ave
Tigard, OR 97224

Sean M. Cary Director	18,083	(5)	**
3188 Blacktail Drive
Eugene, OR 97405

Betty M. O'Brien Director	40,700	(6)	**
22500 Ingram Lane NW
Salem, OR 97304

Stan G. Turel Director	37,517	(7)	**
2125 NE 11th Place
Bend, OR 97701

Craig Smith Director	0		**
367 Sanrodee Drive
Salem, OR 97317

Jeff Fox CFO/Controller	1,000		**
14940 Seal Rock Ave NE
Aurora, OR 97002

All Directors, executive	910,220	(8)	18.8%
officers and persons owning
5% or more as a group (7 persons)
______________________________
**         Less than one percent.

(1) Includes 143,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 27, 2009.

(2) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(3) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(4) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(5) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(6) Includes 30,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(7) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2009.

(8) Includes 312,500 shares issuable upon exercise of options exercisable within 60 days of the date of March 27, 2009.

Item 13  Certain Relationships and Related Transactions, and Director Independence.

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 60 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10 year lease with the option to renew for 4 successive terms of 5 years each, plus a first right of refusal on the property’s sale.  Betty O’ Brien, a member of the Company’s Board of Directors, is a 50% owner of the lessor, Elton Vineyards, LLC.  As such, she is therefore entitled to 50% of the net income of Elton Vineyards, LLC.

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

The Board of Directors has determined that each of our directors, except Mr. Bernau, Mr. Ellis and Mr. Cary, is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

Item 14.  Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2008	2007
Audit Fees	$292,917	$415,959
Audit - Related Fees	-	7,512
Tax Fees	29,830	41,256
Other Fees	-	8,348
	$322,747	$469,815

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007.

Pre-Approval Policies and Procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee.  The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, amended.  To date, the Audit Committee has not established such policies and procedures because we do not intend to have our auditors provide any non-audit services in the foreseeable future.  If our intentions change, the Audit Committee will adopt the appropriate pre-approval policies and procedures as outlined above.

Item 15.  Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

(1)   Financial Statements.

See “Index to Financial Statements” in Item 8 on page 23 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules.

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)   Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.1*
Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2
Indemnity Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.3
Indemnity Agreement between Willamette Valley Vineyards, Inc. and Donald E. Voorhies dated May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.4
Shareholders Agreement among Willamette Valley Vineyards, Inc. and its founders, James Bernau and Donald Voorhies, dated May 2, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.5
Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.6
Founders' Escrow Agreement among Willamette Valley Vineyards, Inc., James W. Bernau, Donald Voorhies and First Interstate Bank of Oregon, N.A. dated September 20, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.7	Amendment to Founders' Escrow Agreement dated September 20, 1988 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.8
Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Betty M. O'Brien and Charter Investment Group, Inc. dated July 7, 1992 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.9
Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Daniel S. Smith and Piper Jaffray & Hopwood, Inc. dated July 7, 1992 (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

14.1	Code of Ethics (incorporated by reference from the Company's Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of Jeffrey J. Fox pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof

(b)  The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(c)   All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 30, 2009
James W. Bernau	President
(Principal Executive Officer)

/s/ Jeffrey J. Fox	CFO/Controller	March 30, 2009
Jeffrey J. Fox	(Principal Accounting Officer)

/s/ James L. Ellis	Director and Vice-President	March 30, 2009
James L. Ellis	and Secretary

/s/ Thomas M. Brian	Director	March 30, 2009
Thomas M. Brian

/s/ Delna L. Jones	Director	March 30, 2009
Delna L. Jones

/s/ Craig Smith	Director	March 30, 2009
Craig Smith

/s/ Betty M. O'Brien	Director	March 30, 2009
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 30, 2009
Stan G. Turel

/s/ Sean M. Cary	Director	March 30, 2009
Sean M. Cary