Form 10-Q
period 2009-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2009-05-14
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-21522

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

☒ YES	☐ NO

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES	☒ NO

Number of shares of common stock outstanding as of May 11, 2009:
4,852,979 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.
Balance Sheet
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$350,361
Accounts receivable trade, net	1,175,923	1,204,881
Inventories	10,822,903	10,604,204
Prepaid expenses and other current assets	119,803	68,834
Current portion of notes receivable	62,415	62,415
Deferred income taxes	81,700	81,700
Total current assets	12,181,612	12,372,395

Vineyard development cost, net	1,676,735	1,693,769
Property and equipment, net	5,972,011	6,069,408
Note receivable	134,284	165,491
Debt issuance costs, net	27,337	29,581
Other assets	4,456	4,456
Total assets	$19,996,435	$20,335,100
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$81,132	-
Current portion of long term debt	354,536	354,536
Revolving credit line	507,149	-
Accounts payable	739,832	1,111,499
Accrued expenses	584,808	510,768
Income taxes payable	293,412	350,870
Grapes payable	24,837	594,734
Total current liabilities	2,504,574	2,922,407

Long-term debt, less current portion	2,093,073	2,178,246
Deferred rent liability	217,742	217,742
Deferred gain	337,906	345,930
Deferred income taxes	355,207	355,207
Total liabilities	5,508,502	6,019,532
Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,852,827 and 4,851,327 shares issued and outstanding at March 31, 2009 and December 31, 2008	8,522,876	8,515,667
Retained earnings	5,965,057	5,799,901
Total shareholders’ equity	14,487,933	14,315,568
Total liabilities and shareholders’ equity	$19,996,435	$20,335,100

The accompanying notes are an integral part of this financial statement.

                   WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)

	Three months ended
	March 31,
	2009	2008
Net revenues
Case revenue	$3,629,247	$3,402,674
Total net revenues	3,629,247	3,402,674

Cost of sales
Case	1,763,144	1,753,834
Total cost of sales	1,763,144	1,753,834

Gross profit	1,866,103	1,648,840

Selling, general and administrative expenses	1,561,734	1,528,509
Net operating income	304,369	120,331

Other income (expense)
Interest income	-	971
Interest expense	(32,663)	(22,328)
Other income	10,992	1,196
Net income before income taxes	282,698	100,170

Income tax	117,542	40,068
Net income	165,156	60,102
Retained earnings beginning of period	5,799,901	5,091,307
Retained earnings end of period	$5,965,057	$5,151,409
Basic earnings per common share	$.03	$.01
Diluted earnings per common share	$.03	$.01

Weighted average number of basic common shares outstanding	4,852,244	4,837,288

Weighted average number of diluted common shares outstanding	4,864,444	4,997,082

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Three Months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$165,156	$60,102
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	162,977	149,024
Deferred rent liability	-	8,246
Deferred gain	(8,024)	(8,024)
Stock based compensation expense	4,494	12,590

Changes in operating assets and liabilities:
Accounts receivable trade	28,958	676,233
Inventories	(218,699)	(1,508,926)
Prepaid expenses and other current assets	(50,969)	(284,034)
Other assets	-	58,329
Accounts payable	(371,667)	504,282
Accrued expenses	74,040	(48,040)
Income taxes payable	(57,458)	(39,046)
Grape payables	(569,897)	(392,368)
Net cash used in operating activities	(841,089)	(811,632)

Cash flows from investing activities; Additions to property and equipment	(46,302)	(230,135)
Net cash used in investing activities	(46,302)	(230,135)

Cash flows from financing activities:
Bank overdraft	81,132	-
Proceeds from stock options exercised	2,715	2,250
Borrowing from revolving line of credit	507,149	303,977
Payment received on grape supplier loan	31,207	-
Payments on long-term debt	(85,173)	(69,060)
Excess tax benefit on stock option exercises	-	2,598
Net cash provided by (used in) financing activities	537,030	239,765
Net increase (decrease) in cash and cash equivalents	(350,361)	(802,002)

Cash and cash equivalents:
Beginning of period	350,361	1,083,405
End of period	$-	$281,403

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2009 and 2008, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2008 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009, or any portion thereof.

The Company consists of the retail, in-state self-distribution and out-of-state sales departments.  These departments have mostly similar economic characteristics, offer comparable products to customers, and utilize similar processes for production and distribution. The in-state self-distribution business known as Bacchus Fine Wines has the unique characteristic of selling wholesale purchased wines and glassware in addition to Company produced wines. The Company reports limited financial information for two operating segments as follows: Bacchus Distribution and Produced Wines.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three months ended March 31, 2009. 12,200 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2009. 159,794 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2008.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended
	March 31, 2009
		Weighted
		average
		exercise
	Shares	price
Outstanding at beginning of period	442,200	$3.77
Granted	-	-
Exercised	(1,500)	$1.81
Forfeited	-	-
Outstanding at end of Period	440,700	$3.78

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

 Black-Scholes assumptions

March 31,
2009

Risk Free interest rates	2.71%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	37.1%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended March 31, 2009 and 2008 the Company recognized pretax compensation expense related to stock options and restricted stock grants of $4,494 and $12,590, respectively.

During the three months ended March 31, 2009, the following transactions related to stock option exercise occurred:

		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.81

The exercise of the aforementioned options resulted in a reduction of $456 in the Company’s tax liability.  This tax savings is not reflected in the financials presented at March 31, 2009. Since the deduction does not exceed the compensation costs recognized in the financial statements, the excess tax benefit is not recognized as additional paid in capital.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31,	December 31,
	2009	2008
	(unaudited)

Winemaking and packaging materials	$590,021	$309,467
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	3,625,019	3,350,830
Finished goods (bottled wines and related products)	6,607,863	6,943,907

Current inventories	$10,822,903	$10,604,204

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31,	December 31,
	2009	2008
	(unaudited)

Land and improvements	$2,589,560	$2,589,560
Winery building and hospitality center	4,969,758	4,969,758
Equipment	5,399,137	5,352,835
	12,958,455	12,912,153

Less accumulated depreciation	(6,986,444)	(6,842,745)
	$5,972,011	$6,069,408

5)  INTEREST AND TAXES PAID

During the first quarter ended March 31, 2009, the Company paid $175,000 in Federal, State and Local income taxes and $82,159 in Payroll tax. Additionally, $32,663 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three month periods ended March 31, 2009 and 2008 by operating segment:

	Three months ended March 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$907,526	$2,721,721	$3,629,247

Cost of Sales	$642,955	$1,120,189	$1,763,144

Gross Profit	$264,571	$1,601,532	$1,866,103

% of sales	29.2%	58.8%	51.4%

	Three months ended March 31, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,071,266	$2,331,408	$3,402,674

Cost of Sales	$761,341	$992,493	$1,753,834

Gross Profit	$309,925	$1,338,915	$1,648,840

% of sales	28.9%	57.4%	48.5%

Total inventory for Bacchus Distribution was $2,098,072 of purchased wines and $226,645 of non-wine merchandise at period end March 31, 2009.  This compares to produced wine inventory of $4,210,312 and $4,287,874 of non-wine merchandise and work-in-process for the same period. At March 31, 2008 total inventory for Bacchus Distribution was $1,940,288 of purchased wines and $267,896 of non-wine merchandise. This compares to produced wine inventory of $6,455,241 and $821,933 of non-wine merchandise and work-in-process for the same period.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks disclosed from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.  The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  Such policies were unchanged during the three months ended March 31, 2009.

Overview

The Company’s principal sources of revenue are derived from sales and distribution of wine.  Sales revenue for the three months ended March 31, 2009 increased $226,573, or 6.7%, from the comparable prior year period.

Sales revenue growth for the first three months of 2009 versus 2008 is being principally driven by new product placements and order activity from our chain store customers.  The main channel of this growth is through our National Sales business unit which deals with out of state customers where product is sold through distributors in each state.  Additionally in-state sales were slightly down versus the prior year.  The mix of sales in-state has shifted from purchased brands to produced brands mainly due to the availability of three produced Pinot Noir products that became available for sale in the 4th Quarter of 2008. The decrease in purchased brands sales in-state from 2007 to 2008 is largely the result of reduced order activity by on-premise customers whom are experiencing significant reductions in consumer demand in a struggling economy.

Taken as a whole, the three sales departments: National Sales, Oregon Wholesale (Bacchus Fine Wines) and Retail showed increased performance on their net contribution for the three months ended March 31, 2009 versus the comparable prior year period.

Net operating income performance for the quarter ended March 31, 2009 was improved mainly due the increased sales volume in National Sales, coupled with improved gross profit which is slightly offset by increased sales, general and administrative expenses. Cost of sales has decreased mainly due to a shift in the mix of sales from purchased brands to produced brands where we achieve a higher gross profit. Additionally, the Company has seen improved inventory controls resulted in reduced inventory shrinkage and therefore has improved operations. Sales, General and Administrative expense increases are primarily due to higher labor costs including related fringe benefits and increased accounting professional service fees related to the 2008 independent audit.

As a result, the Company generated $0.03 basic earnings per share during the three months ended March 31, 2009, an increase of $0.02 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 68,655 cases in the first quarter of 2009, mainly 2007 vintage Pinot Noir and 2008 vintage Whole Cluster Pinot Noir.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  This loan agreement was recently renewed for 18 months and the new maturity date on this note is June 2010.  At March 31, 2009, the Company had a credit line balance of $507,149 and $1,492,851 of available credit. The interest rate charged in the quarter was 4.5%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at March 31, 2009 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of March 31, 2009, the Company was in compliance with all of the financial covenants.

The Company's wines continued to accumulate prized recognition from national wine groups and publications.

On February 4, 2009 Willamette Valley Vineyards’ 2006 Estate Pinot Noir and 2006 Signature Cuvee Pinot Noir both took Gold at the Grand Harvest Awards. This international competition is sponsored by Vineyard & Winery Management Magazine and has a special focus on terroir, meaning that these wines were recognized for how well they represent quality Pinot Noirs specifically from Willamette Valley, Oregon.

In March 2009 several WVV wines won an additional terroir-based award through the Best-of-Appellation awards put on by AppellationAmerica.com. The BOA process rigorously follows the proposition that “The best wines are defined by place, and the character of each appellation is defined by its best wines”. Both our 2006 WVV Pinot Noir and our 2006 Tualatin Estate Pinot Noir were recognized with Double Gold awards, and our 2006 Estate Pinot Noir and 2007 Whole Cluster Pinot Noir were recognized with Gold medals.

On March 14, 2009 our 2006 Estate Pinot Noir took Double Gold and was nominated for Best of Show at the Hilton Head Island Wine and Food Festival in South Carolina.

March 28, 2009 marked the conclusion of the first annual Oregon Wine Awards, a competition for and by Oregon wine industry specialists. Three of our wines took Double Gold Awards in their categories, an honor that the competition classifies as “Best of the Best”: 2007 WVV Riesling, 2006 WVV Signature Cuvee Pinot Noir and the 2003 Griffin Creek Syrah.

In January of 2009 we launched our Cork ReHarvest program in partnership with Whole Foods, Rainforest Alliance and Western Pulp. Willamette Valley Vineyards was the first winery in the world to receive certification from the Rainforest Alliance for using 100 percent Forest Stewardship Council (FSC) certified cork.  With the new Cork Re-Harvest program, we are also the first winery to launch a cradle-to-cradle cork recycling program with zero increase to our carbon footprint. Cork recycling boxes were placed in the 11 Whole Foods stores in Oregon and Washington. When distributors deliver wine to these stores, they pick up the cork and return it to WVV’s Turner-based warehouse. The cork will then be delivered to Western Pulp, where it is remanufactured into wine shippers, when WVV makes its current deliveries to the Corvallis warehouse.

Erez Klein, Regional Purchasing Specialist at Whole Foods Market Pacific Northwest Region, said its consumers have been asking for a cork recycling program: “We are thrilled to extend services to our shoppers that benefit the community,” Klein said. “Providing the lowest possible carbon footprint in cork recycling is something we are proud to offer. This program is consistent with the core values of our company.”

The Cork ReHarvest program has received recognition by such national media as The Oregonian, The Washington Post, The Earth Times, Sustainable Food News and Just-Drinks.com, as well as by several international online news organizations.

The April issue of Shape Magazine, available on shelves in March 2009, debuted Shapes’ 2009 Green Living Awards. Starting on page 41, twenty-nine companies and products were recognized for their sustainable efforts. WVV received one of the awards for our commitment to sustainable practices, and producing sustainable products. The sustainable certification of our vineyards through LIVE (Low Input Viticulture and Enology) was highlighted.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three months ended March 31, 2009 increased $226,573 or 6.7%, versus the corresponding period in the preceding year. The increase in the quarter is primarily due to increased product placements in National chain stores and related out-of-state distributors. This is offset slightly by the decrease in in-state wholesale revenue which is driven by the decreased volume of order activity in purchased brands. The reduction in the volume of in-state order activity is mainly due to on-premise accounts that are experiencing significant reductions in consumer demand in a struggling economy. Retail direct to consumer sales for the first three months are favorable over last year by 64.8%. This is mostly offset by decreased Retail sales in the Tasting Room which are down 15.5%.

Our revenues from winery operations are summarized as follows:

	Three months ended
	March 31,
	2009	2008

Retail Sales, Rental
Income and Events	$533,275	$529,528
In-state sales	1,656,886	1,713,115
Out-of-state sales	1,528,873	1,252,435
Misc. sales	-	(245)
Total Revenue	3,719,034	3,494,132

Less excise taxes	(89,787)	(91,458)
Net Revenue	$3,629,247	$3,402,674

Retail sales, rental income and events for the three months ended March 31, 2009 increased $3,747 or 0.7% compared to the corresponding prior year period.  The incremental revenue is primarily due to increased volumes of direct to consumer retail sales in the quarter.  This is mostly offset by reduced volume of tasting room sales, on-site room rentals and event revenue versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $56,229, or -3.3%, for the three months ended March 31, 2009, compared to the corresponding prior year period. The decrease is largely the result of reduced order activity for purchased brands by on-premise customers whom are experiencing significant reductions in consumer demand in a struggling economy.  This is mostly offset by the favorable increase in the volume of Willamette Valley Vineyard brand Pinot Noir varietals. The release of the 2007 vintage Pinot Noir in the fourth quarter of 2008, allowed a key customer to begin receiving shipments that were unavailable in the first nine months of 2008. The Company does not anticipate a shortage of the 2007 vintage Pinot Noir in 2009.

Out-of-state sales in the three months ended March 31, 2009 increased $276,438, or 22.1%, versus the comparable prior year period. The increase in the quarter is primarily due to increased volume of 2007 Pinot Gris shipments to a key customer and their related out of state distributors. These distributors are carefully managing their inventory levels even though sales to end consumers are up over last year.

Gross Profit

Gross profit for the three months ended March 31, 2009 increased $217,263, or 13.2%, versus the comparable prior year period.

As a percentage of net revenue, gross profit from winery operations was 51.4% in the three months ended March 31, 2009, compared to 48.5% in the comparable prior year period. The increase in gross profit as a percentage of net revenue is mainly due to the mix of sales towards produced brands versus purchased brands in our in-state wholesale distributor, Bacchus Fine Wines. This shift in the mix of sales represents a higher percentage of total gross profit. This improvement in gross profit percentage is slightly offset by the increase in the volume of out of state sales towards lower margin products versus prior year.  The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2009 increased $33,225, or 2.2%, compared to the corresponding prior year period.  This increase is due primarily to increased accrued professional service fees for Accounting audit services and legal services. Additionally, incremental labor and related fringe benefit expenses for sales and administrative staff have also unfavorably impacted the quarter versus prior year.  As a percentage of net revenues from winery operations, selling, general and administrative expenses decreased to 43.0% for the three months ended March 31, 2009, as compared to 44.9% for the comparable prior year period.

Interest Income, Interest Expense

Interest income decreased $971, or -100%, for the three and months ended March 31, 2009, respectively, compared to the comparable prior year period.  Interest expense for the three months ended March 31, 2009 increased $10,335 or 46.3%, compared to the corresponding prior year period.  The average interest rate paid for the three months ended March 31, 2009 was 4.6%.

Income Taxes

Income tax expense was $117,542 for the three and nine months ended March 31, 2009, compared to $40,068 for the prior year period.  Our estimated tax rate for the three months ended March 31, 2009 was 41.6%.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three months ended March 31, 2009 was $165,156 compared to net income of $60,102 in the comparable prior year period. Diluted earnings per share was $0.03 for the quarter ended March 31, 2009, compared to $0.01 per diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2009, we had a working capital balance of $9.7 million and a current ratio of 4.86:1.  At December 31, 2008, we had a working capital balance of $9.4 million and a current ratio of 4.23:1.  We had a cash balance of $0 at March 31, 2009, compared to a cash balance of $350,361 at December 31, 2008.  The decrease in cash was primarily due to the payments on grape contracts and trade payables that were previously accrued in the prior year.

Total cash used in operating activities in the three months ended March 31, 2009 was ($841,089) compared to cash used by operating activities of ($811,632) for the same period in the prior year.  The increase in cash used in operating activities versus prior year was primarily due to the timing of payments related to trade payables, the payment of grape contracts and the  continued build-up of inventory.  This is somewhat offset by the favorable increase in net income versus the comparable prior year period.

Total cash used in investing activities in the three months ended March 31, 2009 was ($46,302), compared to ($230,135) in the prior year period.  The decrease was mainly due to the reduction in capital expenditures, although the Company anticipates some increased capital expenditures for vehicles and computer upgrades going into the second quarter of 2009.

Total cash provided by financing activities in the three months ended March 31, 2009 was $537,030 compared to $239,765 provided by financing activities in the prior year period.  Cash provided by financing activities primarily consists of revolving credit line advances needed to support working capital requirements and payments on a loan to a grape producer. This is offset somewhat by cash used to repay long-term debt. Bank overdrafts are $81,132 for the quarter ended March 31, 2009. These overdrafts represent outstanding checks that have been recorded on the financials but yet to be presented to the bank. These checks are funded by the revolving credit line as they are presented to the bank.

At March 31, 2009, the line of credit balance was $507,149, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of March 31, 2009, we were in compliance with all of the financial covenants.

As of March 31, 2009, we had a total long-term debt balance of $2,447,609, including the portion due in the next year, owed to Farm Credit Services. There was no new long-term debt incurred in the three months ended March 31, 2009. The debt balance represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger storage facility.

At March 31, 2009, we owed $24,837 on grape contracts. For the 2009 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long-term needs.

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

The following table outlines the sales, cost of sales and gross profit, for the three month period ended March 31, 2009 by operating segment:

	Three months ended March 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$907,526	$2,721,721	$3,629,247

Cost of Sales	$642,955	$1,120,189	$1,763,144

Gross Profit	$264,571	$1,601,532	$1,866,103

% of sales	29.2%	58.8%	51.4%

	Three months ended March 31, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,071,266	$2,331,408	$3,402,674

Cost of Sales	$761,341	$992,493	$1,753,834

Gross Profit	$309,925	$1,338,915	$1,648,840

% of sales	28.9%	57.4%	48.5%

Total inventory for Bacchus Distribution was $2,098,072 of purchased wines and $226,645 of non-wine merchandise at period end March 31, 2009.  This compares to produced wine inventory of $4,210,312 and $4,287,874 of non-wine merchandise and work-in-process for the same period. At March 31, 2008, total inventory for Bacchus Distribution was $1,940,288 of purchased wines and $267,896 of non-wine merchandise. This compares to produced wine inventory of $6,455,241 and $821,933 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended March 31, 2009, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2009 were not effective in providing a reasonable level of assurance that information required to disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weaknesses identified as of December 31, 2008 in our annual report on Form 10-K and the nature of which are summarized below.

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

Changes in Internal Control over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended December 31, 2008 and 2007, management concluded that our internal control over financial reporting was not effective due to the existence of certain material weaknesses.

At December 31, 2008, the Company identified the following material weaknesses:

•             Inadequate reconciliations of our general ledger cash balances to the balances per our bank statements.

•           Lack of sufficient procedures and controls related to our maintenance of our perpetual inventory records of in-state purchased wines.

•           Lack of sufficient procedures and controls related to the allocation of our costs to our purchased and produced wines.

•           Lack of adequate accounting and finance personnel and  transition/training of personnel responsible for preparation and review of such reconciliations, records, and allocations.

In an attempt to remediate the material weaknesses outlined above, the Company implemented the following remedial actions during the first quarter of 2009:

•           We commenced a review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

•           The Company engaged additional temporary resources in the accounting department at the end of 2008 and has maintained those resources into 2009.  The Company intends to replace existing temporary accounting resources with permanent accounting personnel during the second quarter of 2009.

We believe that as of the date hereof, these measures have not remediated the material weaknesses identified above. Management, with oversight of the Audit Committee of our board of directors, is currently working on a plan to remediate the material weaknesses noted above.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are a party to various judicial and administrative proceedings arising in the ordinary course of business.  Our management and legal counsel have reviewed the probable outcome of any proceedings that were pending during the period covered by this report, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities.  While the outcome of legal proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result as a result of any legal proceedings is not likely to have a material effect on our liquidity, financial condition or results from operations.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1   Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2   Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)Articles of Merger, dated April 15, 1997 (incorporated herein by reference to Exhibit 99 to the Company’s Form 10QSB, filed May 15, 1997 (File No. 000-21522)

3.3   Bylaws of Willamette Valley Vineyards, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008 File No. 000-21522)

31.1  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 14, 2009	By /s/ James W. Bernau
James W. Bernau
President

Date: May 14, 2009	By /s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller