Form 10-Q
period 2009-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2009-08-14
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-21522

WILLAMETTE VALLEY VINEYARDS, INC.

(Exact name of registrant as specified in charter)

Oregon	93-0981021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8800 Enchanted Way, S.E., Turner, Oregon	97392
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (503) 588-9463

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES	☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES	☒ NO

Number of shares of common stock outstanding as of July 30, 2009:
4,863,979 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.
Balance Sheet
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$350,361
Accounts receivable trade, net	1,141,725	1,204,881
Inventories	11,619,663	10,604,204
Prepaid expenses and other current assets	127,678	68,834
Current portion of notes receivable	62,415	62,415
Deferred income taxes	81,700	81,700
Total current assets	13,033,181	12,372,395

Vineyard development cost, net	1,682,055	1,693,769
Property and equipment, net	5,988,620	6,069,408
Note receivable	134,284	165,491
Debt issuance costs, net	25,354	29,581
Other assets	4,456	4,456
Total assets	$20,867,950	$20,335,100
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$76,920	$-
Current portion of long term debt	354,536	354,536
Revolving credit line	1,042,440	-
Accounts payable	905,916	1,111,499
Accrued expenses	534,300	510,768
Income taxes payable	232,420	350,870
Grapes payable	24,837	594,734
Total current liabilities	3,171,369	2,922,407

Long-term debt, less current portion	2,022,238	2,178,246
Deferred rent liability	217,742	217,742
Deferred gain	329,883	345,930
Deferred income taxes	355,207	355,207
Total liabilities	6,096,439	6,019,532
Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,863,977 and 4,851,327 shares issued and outstanding at June 30, 2009 and December 31, 2008	8,552,670	8,515,667
Retained earnings	6,218,841	5,799,901
Total shareholders’ equity	14,771,511	14,315,568
Total liabilities and shareholders’ equity	$20,867,950	$20,335,100

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues Case revenue	$4,052,383	$3,884,983	$7,692,621	$7,287,656
Total net revenues	4,052,383	3,884,983	7,692,621	7,287,656

Cost of sales Case	2,056,684	1,973,844	3,819,828	3,727,678
Total cost of sales	2,056,684	1,973,844	3,819,828	3,727,678

Gross profit	1,995,699	1,911,139	3,872,793	3,559,978

Selling, general and administrative expenses	1,537,775	1,645,963	3,099,509	3,174,471
Net operating income	457,924	265,176	773,284	385,507

Other income (expense)
Interest income	-	16,222	-	17,193
Interest expense	(36,216)	(17,715)	(68,878)	(40,043)
Other income(expense)	1,922	(1,139)	1,922	53
Net income before income taxes	423,630	262,544	706,328	362,710

Income tax expense	169,846	105,017	287,388	145,085
Net income	253,784	157,527	418,940	217,625

Retained earnings beginning of period	5,965,057	5,151,405	5,799,901	5,091,307
Retained earnings end of period	$6,218,841	$5,308,932	$6,218,841	$5,308,932
Basic earnings per common share	$.05	$.03	$.09	$.04

Diluted earnings per common share	$.05	$.03	$.09	$.04

Weighted average number of basic common shares outstanding	4,858,480	4,844,475	4,855,379	4,840,882

Weighted average number of diluted common shares outstanding	4,877,738	5,006,888	4,858,146	4,997,528

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$418,940	$217,625
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	326,866	308,241
Deferred rent liability	-	(8,936)
Deferred gain	(16,047)	(16,048)
Stock based compensation expense	8,988	20,733

Changes in operating assets and liabilities:
Accounts receivable trade	63,156	729,069
Inventories	(1,015,457)	(1,758,542)
Prepaid expenses and other current assets	(58,845)	(223,572)
Other assets	-	59,469
Accounts payable	(205,583)	200,138
Accrued expenses	23,532	(6,633)
Income taxes payable	(122,961)	61,771
Grape payables	(569,897)	(445,644)
Net cash used in operating activities	(1,147,308)	(862,329)

Cash flows from investing activities;
Additions to property and equipment	(206,797)	(489,132)
Vineyard development	(23,340)	-
Payment received on grape supplier loan	31,207	-
Net cash used in investing activities	(198,930)	(489,132)

Cash flows from financing activities:
Bank overdraft	76,920	-
Proceeds from stock options exercised	28,015	27,250
Borrowing from revolving line of credit	1,042,440	440,533
Payments on long-term debt	(156,008)	(140,379)
Excess tax benefit on stock option exercises	4,510	6,798
Net cash provided by (used in) financing activities	995,877	334,202
Net increase (decrease) in cash and cash equivalents	(350,361)	(1,017,259)

Cash and cash equivalents:
Beginning of period	350,361	1,083,405
End of period	$-	$66,146

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and six months ended June 30, 2009 and 2008, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2008 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three and six months ended June 30, 2009. 19,258 and 2,767 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2009, respectively. 162,413 and 156,647 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six months ended June 30, 2008, respectively.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	440,700	$3.78	442,200	$3.77
Granted	-	-
Exercised	(11,000)	$2.30	(12,500)	$2.24
Forfeited	(49,000)	$2.30	(49,000)	$2.30
Outstanding at end of Period	380,700	$4.01	380,700	$4.01

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

Black-Scholes assumptions
June 30,
2009

Risk Free interest rates	3.53%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	34.7%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended June 30, 2009 and 2008, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $4,494 and $8,143, respectively; and for the six months ended June 30, 2009 and 2008, the Company recognized pretax compensation expense related to stock options of $8,988 and $20,733, respectively.

During the six months ended June 30, 2009, the following transactions related to stock option exercise occurred:
		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.81
	11,000	$2.30

The exercise of the aforementioned options resulted in a reduction of $4,510 in the Company’s tax liability.  This tax savings is reflected in the financials presented at June 30, 2009. Since the deduction does not exceed the compensation costs recognized in the financial statements, the excess tax benefit is not recognized as additional paid in capital.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30,	December 31,
	2009	2008
	(unaudited)

Winemaking and packaging materials	$606,794	$309,467
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	3,038,350	3,350,830
Finished goods (bottled wines and related products)	7,974,519	6,943,907

Current inventories	$11,619,663	$10,604,204

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:
	June 30,	December 31,
	2009	2008
	(unaudited)

Land and improvements	$2,591,357	$2,589,560
Winery building and hospitality center	4,969,758	4,969,758
Equipment	5,557,835	5,352,835
	13,118,950	12,912,153

Less accumulated depreciation	(7,130,330)	(6,842,745)
	$5,988,620	$6,069,408

5)  INTEREST AND TAXES PAID

During the second quarter ended June 30, 2009, the Company paid $60,000 in Federal, State and Local income taxes and $80,383 in Payroll tax. Additionally, $36,216 was paid in interest on the long-term debt and revolving credit line for the same period. For the six month period ended June 30, 2009, the Company paid $235,000 in Federal, State and Local income taxes and $162,542 in Payroll tax. Additionally, $68,878 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three and six month period ended June 30, 2009 by operating segment:

	Three months ended June 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,012,754	$3,039,629	$4,052,383

Cost of Sales	$774,632	$1,282,052	$2,056,684

Gross Profit	$238,122	$1,757,577	$1,995,699

% of sales	23.5%	57.8%	49.2%

	Six months ended June 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,920,280	$5,772,341	$7,692,621

Cost of Sales	$1,417,587	$2,402,241	$3,819,828

Gross Profit	$502,693	$3,370,100	$3,872,793

% of sales	26.2%	58.4%	50.3%

Total inventory for Bacchus Distribution was $2,546,373 of purchased wines and $413,279 of non-wine merchandise at period end June 30, 2009.  This compares to produced wine inventory of $4,942,035 and $3,717,976 of non-wine merchandise and work-in-process for the same period. At June 30, 2008 total inventory for Bacchus Distribution was $2,230,858 of purchased wines and $257,485 of non-wine merchandise. This compares to produced wine inventory of $6,333,354 and $913,279 of non-wine merchandise and work-in-process for the same period.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  Such policies were unchanged during the three and six months ended June 30, 2009.

Overview

The Company’s principal sources of revenue are derived from sales and distribution of wine.  The Company experienced a dramatic jump in net earnings of $253,784 for the second quarter ended June 30, 2009, a 61% increase over the comparable prior year period. Net earnings for the six month were $418,940 and increased 93% over the prior year’s six month period.

As a result, the Company generated $0.05 and $0.09 basic earnings per share during the three and six months ended June 30, 2009, an increase of $0.02 and $0.05 basic earnings per share versus the comparable prior year periods.

Sales revenue for the three and six months ended June 30, 2009 increased $167,400 and $404,965, or 4.3% and 5.6%, from the comparable prior year periods.

Sales revenue growth for the three and six months ended June 30, 2009 versus 2008 is being principally driven by new product placements and order activity from our chain store customers.  The main channel of the growth is through our National Sales business unit which deals with out of state customers where product is sold through distributors in each state.  Additionally in-state sales were slightly down versus the prior year.  The mix of sales in-state has shifted from purchased brands to produced brands mainly due to the availability of three produced Pinot Noir products that became available for sale in the 4th Quarter of 2008. The decrease in purchased brands sales in-state from 2008 to 2009 is largely the result of reduced order activity by on-premise customers who are experiencing significant reductions in consumer demand in a struggling economy.

Taken as a whole, the three sales departments: National Sales, Oregon Wholesale (Bacchus Fine Wines) and Retail showed increased performance on their net contribution for the three and six months ended June 30, 2009 versus the comparable prior year period.

Net operating income performance for the quarter ended June 30, 2009 was improved mainly due the increased sales volume in National Sales, coupled with improved gross profit which is enhanced by decreased sales, general and administrative expenses. Cost of sales has decreased mainly due to a shift in the mix of sales from purchased brands to produced brands where we achieve a higher gross profit. Additionally, improved inventory controls have resulted in reduced inventory shrinkage and therefore have improved operations. Sales, General and Administrative expense decreases are primarily due to reduced accounting and legal professional service fees related to the independent audit. These savings are somewhat offset by higher sales labor costs including related fringe benefits.  This trend in improved operating income performance is consistent with the first quarter of 2009 and therefore the Company’s year-to-date operating income is also improved as compared to 2008.

The winery bottled approximately 45,000 cases in the second quarter of 2009, mainly 2008 vintage Riesling and 2008 vintage Pinot Gris.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  This maturity date on this loan agreement is June 2010.  At June 30, 2009, the Company had a credit line balance of $1,042,440 and $957,560 of available credit. The interest rate charged in the quarter was 3.25%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at June 30, 2009 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of June 30, 2009, the Company was in compliance with all of the financial covenants.

The Company's wines continued to accumulate prized recognition from national wine groups and publications.

Willamette Valley Vineyards’ 2006 Estate Pinot Noir and 2006 Signature Cuvee Pinot Noir both took Gold at the Grand Harvest Awards. This international competition is sponsored by Vineyard & Winery Management Magazine and has a special focus on terroir. All wines are judged in the context of the viticultural region where they are grown in order to “learn more about how terroir contributes qualities of excellence and distinctiveness to wines”.

Additionally, the '06 Estate Pinot Noir also took "Double Gold" and was nominated for Best of Show at the Hilton Head Island Wine and Food Festival in South Carolina;  the 2006 Dijon Clone Chardonnay took Critic’s Gold at the 2009 Critic’s Challenge, judged by many of America’s most accomplished wine journalists; and the 2007 Dry Riesling took a Gold medal at the Tasters Guild 22nd annual International Wine Judging, where forty experienced judges from around the country completed over 2,100 evaluations of wine from 36 states/provinces and 13 countries. The judging panels were comprised of a carefully selected mix of winemakers, retailers, wine writers, restaurateurs, and knowledgeable consumers.

The first annual Oregon Wine Awards, a competition for and by Oregon wine industry specialists awarded three of our wines "Double Gold" in their categories, an honor that the competition classifies as “Best of the Best”: 2006 WVV Signature Cuvee Pinot Noir, 2007 WVV Riesling and the 2003 Griffin Creek Syrah.

On April 22, the Oregon Certified Sustainable Wine (“OCSW”) website launched. Hosted by the Oregon Wine Board, OCSW is a certification program that encompasses LIVE, Organic and Biodynamic wine certifications under one symbol in the hopes of making it easier for the consumer to choose sustainable wines. Willamette Valley Vineyards was one of the first wineries to qualify for this new certification. The new website (www.ocsw.org <http://www.ocsw.org/>) features an interview with winery Founder Jim Bernau.

On April 26, Willamette Valley Vineyards received the honor of “Best Local Winery” in the Statesman Journal’s annual Best of the Mid-Valley contest. This honor was based entirely on consumer votes.  WVV’s custom Tour & Tastings were highlighted in the article.

In the April, 2009 issue of Simply Wine Today, the cover story “Going Green: the organic trend” featured a photo of Founder Jim Bernau on a bio-diesel fueled tractor under the headline “Wineries on a Green Path: Eco-Friendly Wines”. This continuing coverage of WVV’s sustainable efforts goes to the heart of our Company’s values.

Our Cork ReHarvest program, which was launched at the beginning of the first quarter, has continued to garner media coverage into the second quarter, both locally and abroad. Cork ReHarvest is a cradle-to-cradle cork recycling program, executed with zero increase to the company’s carbon footprint. This program was highlighted in the May/June issue of UK based publication Living Woods Magazine, with a follow-up feature story to appear in the July/August issue.

During Willamette University’s Atkinson Graduate School of Management graduation ceremonies on May 17th, WVV Founder Jim Bernau was honored with the annual Glenn L. Jackson Leadership Award. The award was presented to Bernau by Gerry Frank, who was the first to receive the award in 1984. The award is presented annually to an individual in business or government who has demonstrated the values of entrepreneurship in public/private partnerships.

On May 28th the book Oregon: the Taste of Wine, underwritten by WVV, was honored by the Independent Book Publishers Association with the Ben Franklin Book Award. Named in honor of America's most cherished publisher/printer, the Benjamin Franklin Awards recognize excellence in independent publishing. The book received a gold medal in the Regional category, competing against all books nationwide with a regional slant.  This book was entirely underwritten by the winery as a fundraiser for Salud, the medical clinic for Oregon farmworkers.

In the second week of June,  Bacchus Fine Wines, WVV's Wholesale Dept hosted sold-out trade and consumer tasting events with world-renowned owner of Riedel Crystal Stemware, Georg Riedel. Georg tasted through several WVV wines paired with the perfect Riedel Crystal glass in the Vinum XL product line.  WVV is the distributor of Riedel glassware in Oregon.

On June 11th, at the annual SEDCOR (Strategic Economic Development Corporation) honors luncheon, Willamette Valley Vineyards was awarded the Agri-Business of the year award. This award is presented to an active SEDCOR member who has demonstrated excellence in agri-business in the past year, and who supports and maintains the significant role and future of agriculture in the Mid-Willamette Valley economy.  SEDCOR is a private, non-profit member organization comprised of more than 500 business and community leaders.

On the evening of June 24th, WVV and Jim Bernau played host to Fred Meyer CEO for a wine dinner that was auctioned off for $35,000 at the Northwest Grocery Association’s annual gala dinner and auction. The bidding on this auction item was intense, surpassing all previous records.  This donation will go to support the grocery industry as a whole.

On June 25th Willamette Valley Vineyards, in cooperation with Ken Wright Cellars, EIEIO & Company Ltd. and Federal Express, hosted Oregon’s first virtual wine tasting with Hong Kong. The video conference and wine tasting brought together more than two dozen Hong Kong wine distributors, sommeliers and retailers to taste through a flight of high-quality Oregon wines. The event came on the heels of Hong Kong lifting duties on US wine imports in February 2008, which could improve the importation of Oregon wines. As a result of this event the Company secured distribution through a prominent Hong Kong importer.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three and six months ended June 30, 2009 increased $167,400 and $404,965, or 4.3% and 5.6%, from the comparable prior year periods. The increase in the quarter and the year is primarily due to increased product placements in National chain stores and related out-of-state distributors. This is offset slightly by the decrease in in-state wholesale revenue which is driven by the decreased volume of order activity in purchased brands. The reduction in the volume of in-state order activity is mainly due to on-premise accounts that are experiencing significant reductions in consumer demand in a struggling economy. Retail consumer sales for the three and six months ended June 30, 2009 are slightly favorable over last year by less than 1.0%. Increases in Retail direct to consumer sales are almost entirely offset by the reduction in tasting room sales and room rental sales.

Our revenues from winery operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Retail Sales, Rental Income and Events	$595,255	$592,677	$1,128,530	$1,122,205
In-state sales	1,825,696	1,864,762	3,482,582	3,577,877
Out-of-state sales	1,774,850	1,505,630	3,303,723	2,758,066
Misc. sales	-	-	10,991	(947)
Total Revenue	4,195,801	3,963,069	7,925,826	7,457,201

Less excise taxes	(143,418)	(78,086)	(233,205)	(169,545)
Net Revenue	$4,052,383	$3,884,983	7,692,621	7,287,656

Retail sales, rental income and events for the three and six months ended June 30, 2009 increased $2,578 and $6,325 respectively or 0.4% and 0.6% compared to the corresponding prior year periods.  For the quarter, the incremental revenue is primarily due to increased volumes of tasting room sales offset by direct to consumer retail sales. For the first six months of 2009, the direct to consumer retail sales is offset somewhat by reduced tasting room sales, on-site room rentals and event revenue versus prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $39,066 and $95,296, or -2.1% and -2.3%, for the three and six months ended June 30, 2009, compared to the corresponding prior year period. The decrease is largely the result of reduced order activity for purchased brands by on-premise customers whom are experiencing significant reductions in consumer demand in a struggling economy.  This is mostly offset by the favorable increase in the volume of Willamette Valley Vineyard brand Pinot Noir and Pinot Gris varietals. The release of the 2007 vintage Pinot Noir in the fourth quarter of 2008, allowed a key customer to begin receiving shipments that were unavailable in the first nine months of 2008. Sales to our largest in-state customer for the three and six months ended June 30, 2009 represent 19.8% and 19.5% of total in-state sales. The Company does not anticipate a shortage of the 2007 vintage Pinot Noir in 2009.

Out-of-state sales in the three and six months ended June 30, 2009 increased $269,219 and $545,657, or 17.9% or 19.8% respectively, versus the comparable prior year periods. The increase in the quarter and the year is primarily due to increased volume of 2007 and 2008 Pinot Gris shipments to a key customer and their related out of state distributors. These distributors are carefully managing their inventory levels even though sales to end consumers are up over last year.

Gross Profit

Gross profit for the three and six months ended June 30, 2009 increased $84,560 and $312,815, or 4.4% and 8.8% respectively, versus the comparable prior year periods.

As a percentage of net revenue, gross profit from winery operations was 49.2% and 50.3% respectively in the three and six months ended June 30, 2009, compared to 49.2% and 48.8% in the comparable prior year periods. The increase in gross profit as a percentage of net revenue is mainly due to the mix of sales towards produced brands versus purchased brands in our in-state wholesale distributor, Bacchus Fine Wines. This shift in the mix of sales represents a higher percentage of total gross profit. This improvement in gross profit percentage is slightly offset by the increase in the volume of out of state sales towards lower margin products versus prior year.  The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ended June 30, 2009 decreased $108,188 and $74,962, or 6.6% and 2.4% respectively, compared to the corresponding prior year periods.  This decrease is due primarily to decreased accrued professional service fees for Accounting audit services and legal services. The savings in professional service fees is somewhat offset by incremental labor and related fringe benefit expenses for sales and administrative staff in the second quarter and six months ended 2009.  In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses decreased to 37.9% and 40.3% respectively for the three and six months ended June 30, 2009, as compared to 42.4% and 43.6% for the comparable prior year period.

Interest Income, Interest Expense

Interest income decreased $16,222 and $17,193, or -100% and -100%, for the three and six months ended June 30, 2009, respectively, compared to the comparable prior year periods.  Interest expense for the three and six months ended June 30, 2009, respectively, increased $18,501 and $28,835 or 104.4% and 72.0%, compared to the corresponding prior year periods.  The average interest rate paid for the three and six months ended June 30, 2009, respectively was 4.6% and 4.6%.

Income Taxes

Income tax expense was $169,846 and $287,388 for the three and six months ended June 30, 2009, compared to $105,017 and $145,085 for the prior year periods.  Our estimated tax rate for the three and six months ended June 30, 2009 was 40.1% and 40.7%,respectively.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and six months ended June 30, 2009 was $253,784 and $418,940, respectively, compared to net income of $157,527 and $217,625, respectively in the comparable prior year periods. This is an increase of 61.1% and 92.5% versus 2008 for the three and six months ended June 30, 2009, respectively.  Diluted earnings per share was $0.05 for the quarter ended June 30, 2009, compared to $0.03 per diluted share, in the comparable prior year period. Diluted earnings per share for the six months ended June 30, 2009 was $0.09 compared to $0.04 in 2008, an increase of 125%.

Liquidity and Capital Resources

At June 30, 2009, we had a working capital balance of $9.9 million and a current ratio of 4.11:1.  At December 31, 2008, we had a working capital balance of $9.4 million and a current ratio of 4.23:1.  We had a cash balance of $0 at June 30, 2009, compared to a cash balance of $350,361 at December 31, 2008.  The decrease in cash in the year was primarily due to the build-up of inventory and payments on grape contracts related to the 2008 harvest.

Total cash used in operating activities in the six months ended June 30, 2009 was ($1,147,308) compared to cash used by operating activities of ($862,329) for the same period in the prior year.  The increase in cash used in operating activities versus prior year was primarily due to the timing of payments related to trade payables and a smaller change in trade receivables versus prior year. This is offset somewhat by a reduced build-up of inventory versus 2008.

Total cash used in investing activities in the six months ended June 30, 2009 was ($198,930), compared to ($489,132) in the prior year period.  The decrease was due to the reduction in capital expenditures, although the Company anticipates some increased capital expenditures for machinery and equipment going into the third quarter of 2009.

Total cash provided by financing activities in the six months ended June 30, 2009 was $995,877 compared to $334,202 provided by financing activities in the prior year period.  Cash provided by financing activities primarily consists of revolving credit line advances needed to support working capital requirements. This is offset somewhat by cash used to repay long-term debt. The Company has a cash overdraft position of -$76,920 at the period ended June 30, 2009.  This represents check remittances that have not yet cleared the bank. As these checks post they will be automatically funded by our revolving line of credit to bring our overdraft position to zero.

At June 30, 2009, the line of credit balance was $1,042,440, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of June 30, 2009, we were in compliance with all of the financial covenants.

As of June 30, 2009, we had a total long-term debt balance of $2,376,774, including the portion due in the next year, owed to Farm Credit Services. There was $15,037 of new long-term debt related to a vehicle purchase incurred in the quarter ended June 30, 2009. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger storage facility.

At June 30, 2009, we owed $24,837 on grape contracts. For the 2009 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following table outlines the sales, cost of sales and gross profit, for the three and six month periods ended June 30, 2009 by operating segment:

	Three months ended June 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,012,754	$3,039,629	$4,052,383

Cost of Sales	$774,632	$1,282,052	$2,056,684

Gross Profit	$238,122	$1,757,577	$1,995,699

% of sales	23.5%	57.8%	49.2%

	Six months ended June 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,920,280	$5,772,341	$7,692,621

Cost of Sales	$1,417,587	$2,402,241	$3,819,828

Gross Profit	$502,693	$3,370,100	$3,872,793

% of sales	26.2%	58.4%	50.3%

Total inventory for Bacchus Distribution was $2,546,373 of purchased wines and $413,279 of non-wine merchandise at period end June 30, 2009.  This compares to produced wine inventory of $4,942,035 and $3,717,976 of non-wine merchandise and work-in-process for the same period. At June 30, 2008 total inventory for Bacchus Distribution was $2,230,858 of purchased wines and $257,485 of non-wine merchandise. This compares to produced wine inventory of $6,333,354 and $913,279 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended June 30, 2009, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2009 were not effective in providing a reasonable level of assurance that information required to disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weaknesses identified as of December 31, 2008 in our annual report on Form 10-K and the nature of which are summarized below.

The Company does not expect that its disclosure controls and procedures will prevent all errors and instances of fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

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

In an attempt to remediate the material weaknesses outlined above, the Company implemented the following remedial actions during the first and second quarter of 2009:

•           We commenced a review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

•           The Company engaged additional temporary resources in the accounting department at the end of 2008 and maintained those resources into 2009.  The Company converted the temporary accounting resources to permanent accounting personnel during the second quarter of 2009. Management believes we now have the proper accounting resources to fully alleviate the material weaknesses identified above.

•           During the second quarter of 2009, the Company made significant progress in remediating the cash ledger balance to bank account reconciliation by allocating temporary accounting resources to review, reconcile and improve the cash reconciliation process.

We believe that as of the date hereof, these measures have not fully remediated the material weaknesses identified above. Management, with oversight of the Audit Committee of our board of directors, is currently working on a plan to remediate the material weaknesses noted above.

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

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

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

Pursuant to the requirements of the Security Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 14, 2009	By /s/ James W. Bernau
James W. Bernau
President

Date: August 14, 2009	By /s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller