Form 10-Q
period 2009-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2009-11-16
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

                           ☐ YES        ☐ NO

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

                           ☐ YES        ☒ NO

Number of shares of common stock outstanding as of October 31, 2009:
4,888,977 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1                        FINANCIAL INFORMATION

Item 1                       FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.
Balance Sheet
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,515	$350,361
Accounts receivable trade, net	1,420,600	1,204,881
Inventories	11,640,737	10,604,204
Prepaid expenses and other current assets	142,706	68,834
Current portion of notes receivable	62,415	62,415
Deferred income taxes	81,700	81,700

Total current assets	13,355,673	12,372,395

Vineyard development cost, net	1,676,197	1,693,769
Property and equipment, net	6,138,380	6,069,408
Note receivable	134,284	165,491
Debt issuance costs, net	23,370	29,581
Other assets	4,456	4,456

Total assets	$21,332,360	$20,335,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long term debt	362,779	354,536
Revolving credit line	1,753,251	-
Accounts payable	601,147	1,111,499
Accrued expenses	508,323	510,768
Income taxes payable	100,520	350,870
Grapes payable	85,245	594,734

Total current liabilities	3,411,265	2,922,407

Long-term debt, less current portion	1,954,834	2,178,246
Deferred rent liability	218,169	217,742
Deferred gain	321,859	345,930
Deferred income taxes	355,207	355,207

Total liabilities	6,261,334	6,019,532

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,888,977 and 4,851,327shares issued and outstanding at September 30, 2009 and December 31, 2008	8,604,164	8,515,667
Retained earnings	6,466,862	5,799,901

Total shareholders’ equity	15,071,026	14,315,568

Total liabilities and shareholders’equity	$21,332,360	$20,335,100

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues
Case revenue	$4,360,206	$4,056,522	$12,052,828	$11,344,179

Total net revenues	4,360,206	4,056,522	12,052,828	11,344,179

Cost of sales
Case	2,231,411	2,075,400	6,051,242	5,803,078

Total cost of sales	2,231,411	2,075,400	6,051,242	5,803,078

Gross profit	2,128,795	1,981,122	6,001,586	5,541,101

Selling, general and administrative expenses	1,668,935	1,519,417	4,768,443	4,693,892

Net operating income	459,860	461,705	1,233,143	847,209

Other income (expense)
Interest income	-	-	-	17,193
Interest expense	(42,135)	(34,906)	(111,013)	(74,949)
Other income(expense)	895	-	2,818	56

Net income before income taxes	418,620	426,799	1,124,948	789,509

Income tax expense	170,599	183,170	457,987	328,255

Net income	248,021	243,629	666,961	461,254

Retained earnings beginning of period	6,218,841	5,308,932	5,799,901	5,091,307

Retained earnings end of period	$6,466,862	$5,552,561	$6,466,862	$5,552,561

Basic earnings per common share	$.05	$.05	$.14	$.10

Diluted earnings per common share	$.05	$.05	$.14	$.09

Weighted average number of basic common shares outstanding	4,877,020	4,850,327	4,862,667	4,844,053

Weighted average number of diluted common shares outstanding	4,888,667	4,948,301	4,845,304	4,970,900

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$666,961	$461,254
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	485,011	473,613
Bad Debt Expense		20,483
Deferred rent liability	426	(6,879)
Deferred gain	(24,071)	(24,071)
Stock based compensation expense	13,482	28,877

Changes in operating assets and liabilities:
Accounts receivable trade	(215,719)	731,996
Inventories	(1,036,530)	(1,953,562)
Prepaid expenses and other current assets	(73,873)	(20,550)
Other assets	-	8,712
Accounts payable	(510,352)	211,570
Accrued expenses	(2,446)	(105,232)
Income taxes payable	(270,736)	(5,293)
Grape payables	(509,488)	(454,569)

Net cash used in operating activities	(1,477,335)	(633,651)

Cash flows from investing activities;
Additions to property and equipment	(495,018)	(2,233,472)
Vineyard development expenditures	(35,183)	-
Payment received on note receivable	31,207	-

Net cash used in investing activities	(498,994)	(2,233,472)

Cash flows from financing activities:
Proceeds from stock options exercised	75,015	27,250
Borrowing from revolving line of credit	1,753,251	403,485
Proceeds from long-term debt	28,380	1,584,374
Payments on long-term debt	(243,549)	(219,413)
Excess tax benefit on stock option exercises	20,386	6,798

Net cash provided by financing activities	1,633,483	1,802,494

Net decrease in cash and cash equivalents	(342,846)	(1,064,629)

Cash and cash equivalents:
Beginning of period	350,361	1,083,405

End of period	$7,515	$18,776

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended September 30, 2009 and 2008, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2008 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three and nine months ended September 30, 2009. 11,647 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended September 30, 2009, respectively. 97,974 and 126,847 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2008, respectively.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (the “Codification”), which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification effectively eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 had no effect on its consolidated financial statements, other than changes to references to GAAP Statements within the consolidated financial statements.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Nine months ended
	September 30, 2009		September 30, 2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	380,700	$4.01	442,200	$3.77
Granted	-	-	-	-
Exercised	(25,000)	$1.88	(37,500)	$2.00
Forfeited	-	-	(49,000)	$2.30
Outstanding at end of Period	355,700	$4.16	355,700	$4.16

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors.  Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

 Black-Scholes assumptions
September 30,
2009

Risk Free interest rates	3.31%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	33.3%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended September 30, 2009 and 2008, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $4,494 and $8,143, respectively; and for the nine months ended September 30, 2009 and 2008, the Company recognized pretax compensation expense related to stock options of $13,482 and $28,877, respectively.

During the nine months ended September 30, 2009, the following transactions related to stock option exercise occurred:
		Exercise
	Shares	Price

Stock Options Exercised	1,500	$1.81
	11,000	$2.30
	25,000	$1.88

The exercise of the aforementioned options resulted in a reduction of $20,386 in the Company’s tax liability.  This tax savings is reflected in the financials presented at September 30, 2009.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30,	December 31,
	2009	2008
	(unaudited)

Winemaking and packaging materials	$417,527	$309,467
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	2,360,117	3,350,830
Finished goods (bottled wines and related products)	8,863,093	6,943,907
Current inventories	$11,640,737	$10,604,204

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:
	September 30,	December 31,
	2009	2008
	(unaudited)

Construction in progress	$480,994	$242,053
Land and improvements	2,594,155	2,589,560
Winery building and hospitality center	4,979,278	4,969,758
Equipment	5,352,744	5,110,782
	13,407,171	12,912,153

Less accumulated depreciation	(7,268,791)	(6,842,745)
	$6,138,380	$6,069,408

5)  INTEREST AND TAXES PAID

During the third quarter ended September 30, 2009, the Company paid $303,500 in federal, state and local income taxes and $99,455 in payroll tax. Additionally, $42,135 was paid in interest on the long-term debt and revolving credit line for the same period. For the nine month period ended September 30, 2009, the Company paid $538,500 in federal, state and local income taxes and $261,997 in Payroll tax. Additionally, $111,013 was paid in interest on the long-term debt and revolving credit line for the same period.

6) SEGMENT REPORTING

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the Company’s in-state distribution department. Bacchus distributes produced wine, purchased wine and Riedel glassware at wholesale prices to in-state customers. Produced wine represents all Willamette Valley Vineyard branded wine which is produced at the winery. Purchased wines and Riedel glassware are brands purchased from other wine distributors and wineries for sale to in-state customers. For segment reporting, the produced wines distributed by Bacchus are consolidated with Retail and Out-of-State sales and shown as Produced Wines.

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

The following tables outline the sales, cost of sales and gross profit, for the three and nine-month period ended September 30, 2009 by operating segment:

	Three months ended September 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,188,943	$3,171,263	$4,360,206

Cost of Sales	$904,781	$1,326,630	$2,231,411

Gross Profit	$284,162	$1,844,633	$2,128,795

% of sales	23.9%	58.2%	48.8%

	Nine months ended September 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$3,109,223	$8,943,605	$12,052,828

Cost of Sales	$2,322,368	$3,728,874	$6,051,242

Gross Profit	$786,855	$5,214,731	$6,001,586

% of sales	25.3%	58.3%	49.8%

Total inventory for Bacchus Distribution was $2,118,897 of purchased wines and $347,621 of non-wine merchandise at September 30, 2009.  This compares to produced wine inventory of $6,337,133 and $2,837,086 of non-wine merchandise and work-in-process for the same period. At September 30, 2008 total inventory for Bacchus Distribution was $2,210,265 of purchased wines and $231,205 of non-wine merchandise. This compares to produced wine inventory of $5,732,155 and $1,756,369 of non-wine merchandise and work-in-process for the same period.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  Such policies were unchanged during the three and nine months ended September 30, 2009.

Overview

The Company’s principal sources of revenue are derived from sales and distribution of wine.  Net earnings for the third quarter ended September 30, 2009 were $248,021 compared to net earnings of $243,629 for the third quarter ended September 30, 2008, a 1.8% increase over the comparable prior year period. Net earnings for the nine months were $666,961 versus $461,254 for the comparable prior year period which represents an increase of 44.6% over the prior year’s nine-month period.

As a result, the Company generated $0.05 and $0.14 basic earnings per share during the three and nine months ended September 30, 2009, a change of $0.00 and $0.04 basic earnings per share versus the comparable prior year periods.

The Company sold approximately 37,500 cases during the three months ended September 30, 2009.  Of these cases sold, approximately 28,000 cases were produced brands and another 9,500 cases were purchased brands.

Sales revenue for the three and nine months ended September 30, 2009 increased $303,684 and $708,649, or 7.5% and 6.2%, from the comparable prior year periods.

Sales revenue growth for the three and nine months ended September 30, 2009 versus 2008 is being principally driven by new product placements and order activity from our chain store customers.  The main channel of the growth is through our National Sales business unit, which deals with out-of-state customers where product is sold through distributors in each state.  Additionally in-state sales in the quarter increased versus the prior year mainly due to the loss of one brand to another in-state distributor resulting in the total sale of the remaining on-hand inventory, at cost, to the respective distributor.  The mix of sales in-state has shifted from purchased brands to produced brands mainly due to the availability of three produced Pinot Noir products that became available for sale in the 4th Quarter of 2008. The decrease in purchased brands sales in-state from 2008 to 2009 is largely the result of reduced order activity by on-premise customers who are experiencing significant reductions in consumer demand in a struggling economy.

Retail revenues are slightly down in the third quarter ended September 30, 2009 versus prior year mainly due to a reduction in room rentals and direct to consumer wine sales.

Net operating income performance for the quarter ended September 30, 2009 was slightly below that of the prior year. Increases in sales volume in National Sales, coupled with improved gross profit is entirely offset by increased sales, general and administrative expenses. Cost of sales has decreased mainly due to a shift in the mix of sales from purchased brands to produced brands where we achieve a higher gross profit. Additionally, improved inventory controls have resulted in reduced inventory shrinkage and therefore have improved operations. The increase in Sales, General and Administrative expense is primarily due to higher sales labor costs including related payroll taxes and fringe benefits.  Increased professional service fees for consulting services also contributed to higher expenses versus the prior year. These increased expenses are somewhat offset by savings in freight costs in the three and nine months ended September 30, 2009.

The winery bottled approximately 44,000 cases in the third quarter of 2009, mainly 2008 vintage Pinot Noir.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  This maturity date on this loan agreement is June 2010.  At September 30, 2009, the Company had a credit line balance of $1,753,251 and $246,749 of available credit. The interest rate charged in the quarter was 3.25%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at September 30, 2009 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of September 30, 2009, the Company was in compliance with all of the financial covenants.

In the third quarter of 2009 Willamette Valley Vineyards received significant media attention surrounding our sustainable efforts and reputation for innovation.

Willamette Valley Vineyards’ 2008 Pinot Gris took a Gold medal at the Fourteenth Annual Tasters Guild International Consumers’ Wine Judging held in the Washington D.C. area on August 20-22, 2009. This wine has a prestigious history of success, and we are happy to see that it continues to receive consistently high honors.

In August our 2008 Tualatin Estate Semi-Sparkling Muscat Frizzanté was one of only seven Gold Medal Winners at the 2009 Oregon State Fair professional wine competition.

The Fall 2009 issue of Heart Healthy Living (a Better Homes & Gardens supplement) featured our Whole Cluster Pinot Noir in their Marketplace section under the headline “The Power of Resveratrol”. The resveratrol story is growing, and Whole Cluster is the best product to highlight the high levels of this powerful antioxidant in Oregon Pinot Noirs.

We believe that online, consumer wine reviews are and will continue to play a significant role in “word of mouth” recommendations and consumer choices, and so have been focusing our efforts recently on generating online buzz about Willamette Valley Vineyards and our delicious and sustainable wines. This endeavor has been largely successful, generating a wide range of coverage, including a very favorable review of our 2007 Dijon Clone Chardonnay by the Oregon Wine Blog. The online review stated that the Chardonnay “captured the essence of what a northwest chardonnay should taste like” (http://www.theoregonwineblog.com/2009/09/2007-willamette-valley-vineyards-dijon.html).

Our online efforts include the world of social marketing, and Willamette Valley Vineyards is now active on Facebook and Twitter. We also upload videos to YouTube and have re-launched the company blog. The number of people who follow us on each of these applications has grown consistently in the four months these programs have been active.

Our Cork ReHarvest program, which was launched at the beginning of Q1, has continued to garner media coverage into the third quarter. Cork ReHarvest is a cradle-to-cradle cork recycling program, executed with zero increase to the company’s carbon footprint. This program was highlighted in the May/June issue of UK based publication Living Woods Magazine, followed by a feature story in the July/August issue titled “Campaign for Cork”, in which Oregon Brand Manager Patrick Spencer is quoted often.

The Cork ReHarvest program continues to expand. In partnership with Whole Foods Markets Cork ReHarvest boxes are being placed in either the wine department or the recycle center of a store. In Q3 the program expanded into the six Whole Foods Markets in Canada and the seven Markets in Arizona. Continuing expansion is expected in Q4. Ultimately, the Cork ReHarvest program aims to be in every Whole Foods Market nationwide.

On September 16, 2009, Willamette Valley Vineyards launched our partnership with Travel Salem at their new downtown Travel Café facility. This ground-breaking partnership now offers visitors and local consumers the opportunity to taste the “Fruit of the Vine” at a newly created tasting room and retail outlet. The goal of this unique partnership is to pique visitors’ interest in the region’s rich wine country, and ultimately lead to an increased regional economic impact from tourism.

Our 19th Annual Grape Stomp and Harvest Celebration was held September 19th and 20th. Reservations for this highly anticipated event book up months in advance, and this year’s event was a great success, with net sales rising 200% over last year.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three and nine months ended September 30, 2009 increased $303,684 and $708,649, or 7.5% and 6.2%, from the comparable prior year periods. The increase in the quarter and the year is primarily due to increased product placements in national chain stores and related out-of-state distributors. This is helped by the increase in in-state wholesale revenue mainly due to a brand that was transferred to another in-state distributor which resulted in the sale of all on-hand inventory of that brand at cost. Additionally, the reduction in the volume of in-state order activity is mainly due to on-premise accounts that are experiencing significant reductions in consumer demand in a struggling economy. Retail direct-to-consumer sales for the three and nine months ended September 30, 2009 decreased over retail direct-to-consumer sales for the three and nine months ended September 30, 2008 by -6.6% and -2.2%, respectively. A decrease in retail direct to consumer sales coupled with reduced room rental revenues are the main drivers in the reduction in overall retail sales.

Our revenues from winery operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Retail Sales, Rental Income and Events	$664,124	$711,358	$1,792,655	$1,833,563
In-state sales	2,089,612	1,969,613	5,572,194	5,547,490
Out-of-state sales	1,688,621	1,478,136	4,992,344	4,236,202
Misc. sales	-	-	10,991	(946)

Total Revenue	4,442,357	4,159,107	12,368,184	11,616,309

Less excise taxes	(82,151)	(102,585)	(315,356)	(272,130)

Net Revenue	$4,360,206	$4,056,522	$12,052,828	$11,344,179

Retail sales, rental income and events for the three and nine months ended September 30, 2009 decreased -$47,234 and -$40,908 respectively or -6.6% and -2.2% compared to the corresponding prior year periods.  For the quarter, the reduction in revenue is primarily due to decreased volumes of direct-to-consumer retail sales and a drop off in room rental revenues. For the first nine months of 2009, the decrease in direct-to-consumer retail sales is minor and most of the decrease is due to the decrease in on-site room rentals and event revenue versus the prior year.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, increased $119,999 and $24,704, or 6.1% and 0.4%, for the three and nine months ended September 30, 2009, compared to the corresponding prior year periods. The increase is largely the result of the transfer of one purchased brand to a new distributor in Oregon which resulted in the sale of all on-hand inventory of that brand at cost.  The increase in sales of produced brands is almost entirely offset by reduced order activity for purchased brands. This is mainly due to on-premise customers whom are experiencing significant reductions in consumer demand in a struggling economy.  The release of the 2007 vintage Pinot Noir in the fourth quarter of 2008, allowed a key in-state customer to begin receiving shipments that were unavailable in the first nine months of 2008. Sales to our largest wholesale in-state customer for the three and nine months ended September 30, 2009 represent 17.2% and 18.6% of total wholesale in-state sales. Compared to the three and nine months ended September 30, 2008 sales to this customer as a percentage of total wholesale in-state sales has increased 43.3% and 92.5% respectively. This growth represents increased reliance upon a retailer who customarily rotates there stock of producer brands, therefore no assurance can be given of continued placement. The Company does not anticipate a shortage of the 2007 vintage Pinot Noir in 2009.

Out-of-state sales in the three and nine months ended September 30, 2009 increased $210,485 and $756,142, or 14.2% and 17.8% respectively, versus the comparable prior year periods. The increase in the quarter and the year is primarily due to increased volume of 2007 and 2008 Pinot Gris shipments to a key customer and their related out-of-state distributors. These distributors are carefully managing their inventory levels even though sales to end consumers are up over last year.

Gross Profit

Gross profit for the three and nine months ended September 30, 2009 increased $147,673 and $460,485, or 7.5% and 8.3% respectively, versus the comparable prior year periods.

As a percentage of net revenue, gross profit from winery operations was 48.8% and 49.8% respectively in the three and nine months ended September 30, 2009, compared to 50.0% and 48.0% in the comparable prior year periods. The slight decrease in gross profit as a percentage of net revenue for the three months ended September 30, 2009 is mainly due to the higher cost of goods on produced brands versus across all sales departments. The shift in the mix of sales to produced brands versus purchased brands in our in-state wholesale distributor, Bacchus Fine Wines, represents a higher percentage of total gross profit and has favorably impacted our gross profit percentage for the first nine months of 2009 versus prior year. The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine months ended September 30, 2009 increased $149,518 and $74,551, or 9.8% and 1.6% respectively, compared to the corresponding prior year periods.  This increase is due primarily to incremental labor and related taxes and benefits for sales and administrative staff. Increased professional service fees for consulting and legal services also contributed to the increase in expenses for the three months ended September 30, 2009. On the other hand, the Company has experienced significant savings in overall freight costs for inbound and outbound shipments. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 38.3% and 39.6% respectively for the three and nine months ended September 30, 2009, as compared to 37.4% and 41.4% for the comparable prior year periods.

Interest Income, Interest Expense

There was no interest income for the third quarter 2009 and 2008 due to the lack of cash available for investment.  Interest income decreased $17,193, or -100%, for the nine months ended September 30, 2009, compared to the comparable prior year period.  Interest expense for the three and nine months ended September 30, 2009, increased $7,229 and $36,064 or 20.7% and 48.1%, compared to the corresponding prior year periods.  The average interest rate paid for the three and nine months ended September 30, 2009, respectively was 4.5% and 4.6%.

Income Taxes

Income tax expense was $170,599 and $457,987 for the three and nine months ended September 30, 2009, compared to $183,170 and $328,255 for the prior year periods.  Our estimated tax rate for the three and nine months ended September 30, 2009 was 40.8% and 40.7%, respectively.

Net Income and Earnings per Share

As a result of the factors listed above, net income for the three and nine months ended September 30, 2009 was $248,021 and $666,961, compared to net income of $243,629 and $461,254, respectively, in the comparable prior year periods. This is an increase of 1.8% and 44.6%, versus 2008 for the three and nine months ended September 30, 2009, respectively.  Diluted earnings per share was $0.05 for the quarter ended September 30, 2009, compared to $0.05 per diluted share in the comparable prior year period. Diluted earnings per share for the nine months ended September 30, 2009 was $0.14 compared to $0.09 for the nine months ended September 30, 2008, an increase of 55.6%.

Liquidity and Capital Resources

At September 30, 2009, we had a working capital balance of $9.9 million and a current working capital ratio of 3.92:1. At December 31, 2008, we had a working capital balance of $9.4 million and a current working capital ratio of 4.23:1.  We had a cash balance of $7,515 at September 30, 2009, compared to a cash balance of $350,361 at December 31, 2008.  The decrease in cash in this year is primarily due to the build-up of inventory, payments on grape contracts related to the 2008 harvest and capital project expenditures.

Total cash used in operating activities in the nine months ended September 30, 2009 was ($1,477,335) compared to cash used by operating activities of ($633,651) for the same period in the prior year.  The increase in cash used in operating activities versus prior year was primarily due to the timing of payments related to trade payables and the change in trade receivables versus prior year. This is offset somewhat by a reduced build-up of inventory versus 2008.

Total cash used in investing activities in the nine months ended September 30, 2009 was ($498,994), compared to ($2,233,472) in the prior year period.  The decrease was due to the reduction in capital expenditures related to one-time vineyard acquisitions in the prior year.

Total cash provided by financing activities in the nine months ended September 30, 2009 was $1,633,483 compared to $1,802,494 provided by financing activities in the prior year period. Cash provided by financing activities in the current year primarily consists of revolving credit line advances needed to support working capital requirements. This is offset somewhat by cash used to repay long-term debt.

At September 30, 2009, the line of credit balance was $1,753,251, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis.  As of September 30, 2009, we were in compliance with all of the financial covenants.

As of September 30, 2009, we had a total long-term debt balance of $2,317,613, including the portion due in the next year, owed to Farm Credit Services. There was $28,380 of new long-term debt related to a tractor purchase incurred in the quarter ended September 30, 2009. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger warehouse storage facility.

At September 30, 2009, we owed $85,245 on grape contracts. For the 2009 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

We believe that cash flow from operations and funds available under our existing credit facilities will be sufficient to meet our foreseeable short and long-term needs.

Segment Reporting

The Company’s in-state self-distribution business know as Bacchus Fine Wines sells wholesale purchased wines from other wineries and Riedel glassware in addition to Company produced wines. The sale of purchased wines and Riedel glassware is a distinct category of the Company’s sales versus the retail and out-of-state sales organizations of the Company and therefore warrants segment discussion.  The purchased wine and Riedel glassware segment is shown below as Bacchus Distribution. For purposes of segment reporting the produced wines sold by Bacchus are consolidated with retail and out-of-state sales and shown below as Produced Wines. Sales, general and administrative expenses are not allocated between operating segments, and therefore net income information for the respective segments is not available.

The following table outlines the sales, cost of sales and gross profit, for the three and nine-month periods ended September 30, 2009 by operating segment:

	Three months ended September 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,188,943	$3,171,263	$4,360,206

Cost of Sales	$904,781	$1,326,630	$2,231,411

Gross Profit	$284,162	$1,844,633	$2,128,795

% of sales	23.9%	58.2%	48.8%

	Nine months ended September 30, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$3,109,223	$8,943,605	$12,052,828

Cost of Sales	$2,322,368	$3,728,874	$6,051,242

Gross Profit	$786,855	$5,214,731	$6,001,586

% of sales	25.3%	58.3%	49.8%

Total inventory for Bacchus Distribution was $2,118,897 of purchased wines and $347,621 of non-wine merchandise at period end September 30, 2009.  This compares to produced wine inventory of $6,337,133 and $2,837,086 of non-wine merchandise and work-in-process for the same period. At September 30, 2008 total inventory for Bacchus Distribution was $2,210,265 of purchased wines and $231,205 of non-wine merchandise. This compares to produced wine inventory of $5,732,155 and $1,756,369 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended September 30, 2009, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2009 were not effective in providing a reasonable level of assurance that information required to disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weaknesses identified as of December 31, 2008 in our annual report on Form 10-K and the nature of which are summarized below.

As of December 31, 2008, the Company had identified the following material weaknesses:

1.            Inadequate reconciliations of our general ledger cash balances to the balances per our bank statements.
(a)This weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.

2.           Lack of sufficient procedures and controls related to our maintenance of our perpetual inventory records of in-state purchased wines.
(a)This weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.

3.           Lack of sufficient procedures and controls related to the allocation of our costs to our purchased and produced wines.
(a)This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.

4.           Lack of adequate accounting and finance personnel and  transition/training of personnel responsible for preparation and review of such reconciliations, records, and allocations.

(a)This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.

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

In an attempt to remediate the material weaknesses outlined above, the Company implemented the following remedial actions during the first nine months of 2009:

•           With respect to weakness number 1 identified above, the Company engaged additional temporary resources in the accounting department at the end of 2008 with the main goal of reconciling cash to zero on a monthly basis. During the second and third quarter of 2009, the Company made significant progress in remediating the cash ledger balance to bank account reconciliation by allocating full-time accounting resources to review, reconcile and improve the cash reconciliation process.

•           With respect to weakness number 2 identified above, the Company commenced a review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements and improve our perpetual inventory accuracy. The Company also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

•           With respect to weakness number 3 identified above, the Company has adopted the costing methods that were utilized by the Companies independent audit firm, Moss Adams LLP, during the 2008 year-end audit. Additionally, the Company is in the process of preparing work-flow diagrams and documented control procedures for ease of understanding and review going forward.

•           With respect to weakness number 4 identified above, the Company engaged additional temporary resources in the accounting department at the end of 2008. The Company maintained those temporary resources through September 2009. The Company then converted the temporary resource to permanent accounting personnel during the second quarter of 2009.

We believe that as of the date hereof, the measures the Company has implemented have fully remediated some but not all of the material weaknesses identified above. Management, with oversight of the Audit Committee of our board of directors and our independent auditors, Moss Adams LLP, will continue to work on remediating all of the material weaknesses noted above.

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

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

On July 19, 2009, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated June 12, 2009, briefly described below:

(i) The shareholders were requested to elect and elected the following individuals to the Board of Directors:

Nominee	For	Against
James W. Bernau	2,477,824	16,736
James L. Ellis	2,480,482	14,078
Sean M. Cary	2,480,933	13,627
Thomas M. Brian	2,486,616	7,944
Delna L. Jones	2,482,766	11,794
Craig Smith	2,482,591	11,969
Betty M. O’Brien	2,484,267	10,293
Stan G. Turel	2,486,016	8,544

(ii) The shareholders were asked to ratify the appointment of Moss Adams LLP as the Company’s independent auditors.  The proposal was approved by the shareholders, as 2,494,560 votes were cast for the proposal, 15,122 votes were cast against the proposal, and 2,350 votes abstained.

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 16, 2009	By	/s/ James W. Bernau
James W. Bernau
President

Date: November 16, 2009	By	/s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller