Form 10-K/A
period 2008-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2010-01-26
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Willamette Valley Vineyards, Inc.

FORM 10-K/A
(Amendment No. 1)

TABLE OF CONTENTS

		Page
Explanatory Note		3
	PART II
Item 9A	Controls and Procedures	4

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	8
Signatures		10

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Willamette Valley Vineyards, Inc. (the “Company”) for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”). The purpose of this Amendment is to provide additional disclosures with respect to the information required under (i) Item 9A to Part II of Form 10-K, and (ii) Item 10 to Part III of Form 10-K. In addition, in accordance with the rules of the SEC, we are including certain currently dated certifications with this Amendment.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Controller as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO/Controller, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO/Controller concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  Management’s conclusion was based on discoveries and observations made during the 2008 year-end audit in conjunction with our independent audit firm, Moss-Adams LLP.  Management identified the following material weaknesses:

•
Inadequate reconciliations of our general ledger cash balances to the balances per our bank statements. This material weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  During the course of the audit, several adjusting entries were necessary to properly reconcile the general ledger cash balance to the bank statements.

•
Lack of sufficient procedures and controls related to our maintenance of our perpetual inventory records of in-state purchased wines.  This is mainly due to the loss of key project owners in accounting who were therefore unable to oversee the implementation. This material weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP. During the course of the audit, we tested our perpetual inventory costs by comparing costs as recorded in the system versus the supplier invoiced amount and multiple differences were discovered.

•
Lack of sufficient procedures and controls related to the allocation of costs to our produced wines. This material weakness began when the Company modified its process for inventory cost allocation during the second quarter of 2008. This material weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  During the 2008 year-end audit, key accounting personnel worked closely with independent audit staff to revise our inventory costing methods in an effort to remediate this weakness.

•
Lack of adequate job sufficient accounting and finance personnel and transition/training of personnel responsible for preparation and review of such reconciliations, records, and allocations. This material weakness began when a key accounting resource terminated their employment with the Company during the third quarter of 2008. This material weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.    The Company is actively pursuing the permanent and temporary resources necessary to remediate this deficiency in an effort to remediate this weakness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In performing this assessment, management identified the following material weaknesses:

•
Inadequate reconciliations of our general ledger cash balances to the balances per our bank statements. This weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  Management has difficulty discerning when this material weakness first began due to the turnover in key accounting personnel during 2007. It is management’s best estimate that this weakness likely existed since the first quarter of 2007.

•
Lack of sufficient procedures and controls related to our maintenance of our perpetual inventory records of in-state purchased wines.  This weakness was identified during the 2007 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  Management believes this material weakness began at the point of an order fulfillment system conversion that was not properly managed prior to and during implementation. This is mainly due to the loss of key project owners in accounting who were therefore unable to oversee the implementation.

•
Lack of sufficient procedures and controls related to the allocation of costs to our produced wines. This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  This material weakness began when we converted our process for inventory cost allocation during the second quarter of 2008. During the 2008 year-end audit key accounting personnel worked closely with independent audit staff to revise our inventory costing methods.

•
Lack of adequate job sufficient accounting and finance personnel and transition/training of personnel responsible for preparation and review of such reconciliations, records, and allocations. This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  This material weakness began when a key accounting resource terminated their employment with the Company during the third quarter of 2008.  The Company is actively pursuing the permanent and temporary resources necessary to remediate this deficiency.

Based on its assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.  Management believes that these material weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K.  During the independent audit review we were able to recognize and adjust our financial records to properly present our financial statements and we were thefore able to present GAAP-compliant financial statements.  Management does not believe that its weaknesses with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

The reconciling adjustments posted to our 2008 closing trial balance were identified by both the company’s internal accounting personnel and our auditors after our closing trial balance was provided to our auditors for their final fieldwork in February. Of the adjustments posted during this period, one was deemed to be a significant fourth quarter adjustment and was disclosed in Footnote 14 of our 2008 financial statements.   This adjustment, which increased cost of goods sold and decreased ending inventory by $140,540 for the allocation of certain produced wine expenditures to the cost of goods sold, was identified by our auditors.  The other significant fourth quarter adjustment disclosed in Note 14 of our 2008 financial statements for the adjustment of inventory for our year-end physical count was identified by management prior the time our closing trial balance was provided to our auditors.   There were other insignificant adjustments identified by both management and our auditor after the commencement of the audit final fieldwork.

Given the reconciling adjustments posted during the year-end financial statement close, combined with the year-end physical inventory adjustment, we undertook an evaluation of the underlying causes of these errors, including an evaluation the accounting and finance personnel, in connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2008.   We expanded the scope of the related reconciliations and as well as additional analysis of other accounts in light of the material weaknesses identified.  We believe the additional procedures performed by management subsequent to the commencement of our auditors fieldwork, but prior to the filing of our Form 10-K mitigated the risk of material misstatement in the financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

In addition to the remediation efforts specifically discussed above, management has commenced a number of initiatives to address the materials weaknesses noted above, including the following:

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

Key managers and accounting personnel will work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors, nominees for election as a director, and each such person’s age at December 31, 2008 and position with the Company.

Name	Position(s) with the Company	Age
James W. Bernau ***	Chairperson of the Board, President and Director	55
James L. Ellis ***	Secretary and Director	64
Jeffrey J. Fox	Chief Financial Officer and Controller	44
Sean M. Cary	Director	35
Thomas M. Brian **	Director	60
Delna L. Jones * ***	Director	68
Craig Smith **	Director	62
Betty M. O’Brien *	Director	64
Stan G. Turel * ** ***	Director	61

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

Jeffrey J. Fox.  Mr. Fox has been Chief Financial Officer and Controller since October 2007.  Previously, from 2006 to 2007, Mr. Fox served as the Chief Financial Officer for Traeger Pellet Grills LLC based in Wilsonville, Oregon.  The principal business of Traeger Pellet Grills LLC is the manufacturing and distribution of barbecue grills.  From 2005 to 2006 he served as Analysis Manager and acting Controller for the Georgia-Pacific paper mill based in Bellingham, Washington.  The principal business of Georgia-Pacific is the manufacturing of consumer paper products. Prior to that, from 2001 to 2005, he served as Controller for Georgia-Pacific Northwest Handling Division located in Portland, Oregon. The principal business of Georgia-Pacific Northwest Handling Division is the distribution of Georgia-Pacific brand consumer paper products.  None of the foregoing organizations are a parent, subsidiary or other affiliate of the Company.  Mr. Fox holds a Bachelor of Science Degree in Finance from Oregon State University.

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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: January 25, 2010