Form 10-K
period 2009-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2010-03-29
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $17,111,427.

The number of outstanding shares of the registrant’s Common Stock as of March 15, 2010 was 4,888,979.

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

BUSINESS

Introduction

Willamette Valley Vineyards, Inc. (the "Company" or WVV) was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, where the Company's Turner Vineyard and Winery are located on 75 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon. The Company's wines are made from grapes grown on the 791 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company's Turner winery (the "Winery") and the wines are sold principally under the Company's Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 125 acres near Forest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products

Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand's flagship and its largest selling varietal in 2009, $19 to $50 per bottle; Chardonnay, $16 to $20 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 to $12 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon's Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $10 per bottle, under a "Made in Oregon Cellars" label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship, $35 per bottle;Semi-Sparkling Muscat, $15 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $38 per bottle; Merlot, $30 per bottle; Cabernet Sauvignon, $35 per bottle; Cabernet Franc, $38 per bottle; The Griffin (a Bordeaux blend), $60 per bottle; and Viognier, $25 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK and SIP.SAVE marks.

Market Overview

The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. Since 1999, there has been an increase of 83 percent in the number of wineries located in the United States. In addition, wineries are classified as one of the fastest growing segments in agriculture with an annual growth of 10-15 percent.

In spite of the sluggish economy, the United States is also experiencing growth in the revenue generated from the sale of wine. United States wine consumption registered its 16th consecutive annual gain in 2009 with a mere 0.5 percent increase (30 percent increase in the past decade), as Americans drank more wine than Italians for the first time ever and now trail only the French in total wine consumption. American consumption is expected to further increase in the foreseeable future, and at current rates, the United States will likely surpass France as the world's largest wine-consuming market within five years. Domestically-produced red wines are projected to be the industry's fastest-growing segment, led by Pinot Noir and Cabernet Sauvignon, according to The U.S. Wine Market: Impact Databank Review and Forecast, 2009 Edition. Domestic white varietals are also expected to record volume gains, led by Pinot Gris and Riesling.

More than ever, Americans are seeking value. With a few minor exceptions, the biggest increases in volume among each of the fastest-growing varietals are coming from wines priced between $3 and $7 per bottle. Pinot Noir is one of the highest-priced varietals on the market, yet its sales have nearly tripled in the U.S. since the movie Sideways was released in 2004. Yet inexpensive Pinot Noir brands, which are those brands priced below the industry average, are now outpacing the higher-end of the spectrum, by roughly twice the rate for both domestic and imported wines, according to Impact Databank, a provider of data on the wine industry owned by M. Shanken Communications, the parent company of Wine Spectator.

A larger portion of the U.S. population is drinking wine too – 57 percent in 2007, compared to 43 percent in 2000. Unlike previous generations, which typically did not drink wine regularly until they reached their 40s, younger consumers are discovering wine in their 20s and 30s. The proportion of consumers who drink wine at least once a week has also risen, reaching 55 percent. Much of the increase can be attributed to the Millennial generation, those people between ages 23 and 30, who make up 26 percent of the population and account for about 70 million people, second only to the baby boomer generation with 77 million people.

The Oregon Wine Industry

Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2009 there were 387 commercial wineries licensed in Oregon and 19,400 acres of wine grape vineyards, 15,600 acres of which are currently producing. Total production of Oregon wines in 2009 is estimated to be approximately 2.3 million cases versus 2.1 million cases in 2008. The increase in cases produced is mainly due to the higher harvest yields in 2009 versus 2008. Oregon's entire 2009 production has an estimated retail value of approximately $466 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $233 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company's Vineyard were with non-resistant rootstock. As of December 31, 2009, the Company has not detected any phylloxera at its Turner site. Beginning with the Company's plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are on and all future planting will be on phylloxera resistant rootstock. The Company takes all necessary precautions to prevent the spread of phylloxera to its Turner site.

As a result of these factors, subject to the risks and uncertainties identified above, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra premium wines such as the Company's.

2009 Oregon Harvest

The National Agricultural Statistics report states that the total yield per harvested acre in Oregon was up 11% in 2009. The planting of new grape acreage slowed in 2009 with 1,098 acres of new acres planted compared to 1,570 in 2008. There was a net gain of only 1 winery in Oregon with an 11% decrease in total cooperage.  Case sales of Oregon wine decreased 5% in 2009 and wine sales in dollars decreased 16% from a year ago. The average price per ton for all grapes harvested in Oregon decreased from $2,050 per ton in 2008 to $1,910 per ton in 2009. Total wine production in Oregon increased 16% and topped 40,000 tons for the first time in 2009.

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

Based upon several highly regarded surveys of the U.S. wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location, successful self-distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company's marketing and selling strategy is to sell its premium, super premium and ultra premium cork-finished-wine through a combination of (i) direct sales at the Winery, (ii) self-distribution to Oregon regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company's wine in specific targeted areas where self-distribution is not economically feasible.

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

These new French clones are called "Dijon clones" after the University of Dijon in Burgundy, which assisted in their selection and shipment to a U.S. government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667 and 777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot Noir clones were planted at the Tualatin Estate on disease resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self rooted, non-disease resistant vines at the Company's Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company's Estate Vineyard on disease resistant rootstock.

In 2009 an additional 8 acres of Pinot Noir was planted at the Estate on property acquired though lot line adjustment and purchase.

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leasebacks of portions of the property in December 1999 and 2004) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir. In 2009 and additional 5 acres was planted at Tualatin Vineyards on property acquired though lot line adjustment and purchase.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate. In 2005 and 2006, the Company planted 23 acres and 10 acres respectively, of mainly Pinot Gris and Pinot Noir.

Grape Supply. In 2009, the Company's 48 acres of producing estate vineyard yielded approximately 195 tons of grapes for the Winery's twenty first harvest. Tualatin Vineyards produced 708 tons of grapes in 2009. Elton Vineyards produced 128 tons of grapes in 2009. In 2009, the Company purchased an additional 1,103 tons of grapes from other growers. The Winery's 2009 total wine production was 314,067 gallons (132,072 cases) from its 2008 and 2009 harvests. The Company expects to produce approximately 300,000 gallons in 2010 (125,000 cases) from its 2009 harvest. The Vineyard cannot and will not provide the sole supply of grapes for the Winery's near-term production requirements.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot Gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015, with the first crop received in 2007. In 2006, the Company entered into a long-term grape purchase agreement with the same Willamette Valley wine grape grower whereby the grower agreed to plant 100 acres of Pinot Noir, 50 acres of Pinot Gris and 20 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2016, with the first crop expected in 2008. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year. We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year. If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year. Failure of the grower to comply with the provisions of the contracts would constitute a default, allowing the Company to recover damages, including expected lost profits. The Company has no right to use of the underlying properties. These new long-term grape purchase agreements will increase the Company’s supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

In 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. The acreage is mostly planted in Pinot Noir. This lease is for a 10 year term with four five-year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale. For 2009, the annual costs of this lease were $109,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.

In 2008 the Company purchased 80 acres and also entered into a 34 year lease agreement with a property owner in the Eola Hills for an additional 124 acres. Both the purchased and leased properties are adjacent to the existing Elton Vineyards site. The 80 and 124 acres are currently planted in Christmas trees but will be developed into vineyards over the next few years. Terms of the lease agreement contain rent escalation that rises as the vineyard is developed.

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

Susceptibility of Vineyards to Disease. The Tualatin Vineyard and the leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. The Company has not detected any phylloxera at its Turner Vineyard.

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of our vineyards. The phylloxera at Tualatin Estate Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern most section Gewurztraminer in 1971 that the Company partially removed in 2004. The remaining vines, and all others infested, remain productive at low crop levels

Winery

Wine Production Facility. The Company's Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2009, the Winery produced 314,067 gallons (132,072 cases) from its 2008 and 2009 harvests. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

With the purchase of Tualatin Vineyards, Inc., the Company added 20,000 square feet of additional production capacity. Although the Tualatin facility was constructed over twenty years ago, it adds 25,000 cases (59,000 gallons) of wine production capacity to the Company, which the Company felt at the time of purchase was needed. Production and sales volumes have not expanded enough to necessitate the utilization of the Tualatin facilities. The Company decided to move current production to its Turner site to meet short-term production requirements. The capacity at Tualatin is available to the Company to meet any anticipated future production needs. In 2008, the Company replaced the roof and production floor, insulation and walls, in anticipation of using it for wine storage and future production. The space is presently used to store bottled inventory.

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

Mortgages on Properties. The Company's winery facilities in Turner are subject to three mortgages with an aggregate principal balance of $3,718,868 at December 31, 2009. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $604,000 annually through 2011, $263,000 annually from 2012 through 2024 and $137,000 annually from 2025 through 2028. These payments include new debt incurred in 2009. The Board of Directors accepted management’s proposal to incur additional debt on the property of $1.5 million in 2009 for the purpose of paying down short term revolving credit. The company felt this was a reasonably conservative approach to expansion in light of the fact that the original mortgage of $1.3 million will be paid off in two years.

Wine Production. The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company's Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company's recent annual grape harvest and wine production is as follows:

	Tons of	Gallons of
Harvest	Grapes	Bulk	Production	Cases
Year	Harvested	Purchases	Year	Produced

2005	1,132		2005	72,297
2006	1,488		2006	81,081
2007	1,746		2007	115,466
2008	1,425	57,736	2008	121,027
2009	2,133	74,954	2009	132,072

Cases produced per ton harvested often varies between years mainly due to the timing of when the cases are produced.

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

We believe that online, consumer wine reviews are and will continue to play a significant role in “word of mouth” recommendations and consumer choices, and thushave been focusing our efforts in recent years on generating online interest in Willamette Valley Vineyards and its wines.

Our online efforts include the world of social marketing, and Willamette Valley Vineyards is now active on Facebook and Twitter. We also upload videos to YouTube and have re-launched the company blog. The number of people who follow us on each of these applications has grown consistently since these programs have been active.

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2009, direct sales contributed approximately 15% of the Company's revenue.

In September 2009, Willamette Valley Vineyards launched our partnership with Travel Salem at their new downtown Travel Café facility. This partnership now offers visitors and local consumers the opportunity to taste the “Fruit of the Vine” at a newly created tasting room and retail outlet. The goal of this partnership is to raise awareness and interest in the region’s rich wine country, and ultimately lead to an increased regional economic impact from tourism.

Self-Distribution. In 1990, the Company established a self-distribution wholesale system, now called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program. Company-provided trucks and delivery drivers support most of these sales representatives. The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 800 restaurant and retail accounts established as of December 31, 2009.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast, southern Oregon and central Oregon. For 2009, approximately 47% of the Company's net revenues were attributable to self-distribution.

Distributors and Wine Brokers. The Company uses both independent distributors and wine brokers primarily to market the Company's wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized. Outside of Oregon, the Company’s products are distributed in 50 states and the District of Columbia and 8 non-domestic (export) customers. In 2009 and 2008, approximately 38% and 37% of the Company’s net revenues were attributable to out of state distribution.

Tourists. Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 400 wineries. An additional advantage for the Willamette Valley wine tourist is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is located 45 minutes from Portland and less than one mile from The Enchanted Forest, which operates from March 15 to September 30 each year and attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Forest Glen Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers' and restaurants' demand and the Company believes that additional production capacity is needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 297,000 gallons (125,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company's Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

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

Employees

As of December 31, 2009 the Company had 98 full-time employees and 37 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Agricultural risks could adversely affect our business

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with Phylloxera. Since May of 1992, our vineyard properties have been planted with rootstocks believed to be resistant to Phylloxera. However, rootstocks planted by us prior to 1992 are not resistant. There can be no assurance that our existing vineyards, or the rootstocks we are now using in our planting programs, will not become susceptible to current or new strains of Phylloxera. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. We are actively supporting the efforts of the agricultural industry to control this pest and are making every reasonable effort to prevent an infestation in our own vineyards. We cannot, however, guarantee that we will succeed in preventing contamination in our vineyards. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Additionally, long-term changes in weather patterns could adversely affect our business.

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

Loss of key employees could harm our reputation and business

Our success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of our key employees, including the President, Winemaker, and CFO, could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

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

The Company’s ability to operate requires utilization of the line of credit

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s Operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements, the proceeds of which were used to acquire the Tualatin operations, construct the Hospitality Center and pay down the revolving line of credit. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under the line of credit facility will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

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

Wine Production Facility. The Company's Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2009, the Winery produced 314,067 gallons (132,072 cases) from its 2008 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company has a large tasting and hospitality facility of 19,470 square feet (the "Hospitality Center"). The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company's wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

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

There were no matters submitted to a vote of security holders during the Company's Fourth Quarter ended December 31, 2009.

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

Quarters Ended 2009

	3/31/09	6/30/09	9/30/09	12/31/09
High	$3.60	$4.20	$4.19	$4.25
Low	$2.03	$2.28	$2.66	$3.07

Quarters Ended 2008

	3/31/08	6/30/08	9/30/08	12/31/08
High	$7.50	$7.50	$5.54	$5.35
Low	$5.61	$4.96	$4.00	$1.88

Holders

As of March 15, 2010, we had approximately 2,786 stockholders of record.

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

OVERVIEW

Results of Operations

The Company produced revenues of $16,563,712 in 2009 versus $16,048,238 in the prior year, an increase of 3.2%. Income from operations decreased by 18.0% to $1,117,399 in 2009, in comparison to $1,363,158 in 2008.  Net earnings increased by 3.2% to $731,470 versus $708,594 in the prior year, and diluted earnings per share were 15 cents per share which compares to 14 cents per share in the prior year.

These results are a combination of several key factors affecting reductions in gross profit, increased expenses and reductions in income tax expense.

Reductions in Gross Profit account for approximately 42% of the change in income from operations versus the prior year and increases in expenses account for about 58% of the unfavorable change.

Gross Profit reductions were equally affected by two key factors: (1) increased production costs of produced brands which resulted in a higher cost of goods sold and (2) sales at cost of two separate supplier purchased brands from Bacchus Fine Wines to another Oregon distributor of purchased brands in connection with decisions made by two brand suppliers to move their distribution to another local supplier of purchases brands in the second half of 2009.

The increase in Sales, General and Administrative expense versus the prior year resulted from increased wages and salary expense in sales and logistics coupled with related expenses for payroll taxes and benefits. This was partially offset by the reduction in professional services for accounting and legal fees versus the prior year.

Increases in sales and logistics labor costs were mainly due to an increase in headcount required to effectively staff the warehouse during the period where inventory management and control was a material weakness for our operations.   Additionally, the Company has replaced some sales commission expense with a sales compensation subsidy as the Company replaced certain sales personnel and expanded territories.

The gross margin percent received from sales of all the winery's products were 47% in 2009 compared to 49% for 2008.  The reduced margin is due to increases in the cost of produced wine and sales at cost to another Oregon distributor for some purchased brands. The gross margin received from the sale of produced wine in 2009 was 54.0% compared to 57.2% in 2008.

Out-of-state distributor sales revenue increased 7.3% for the year ended December 31, 2009 as compared to the prior year.  Retail sales increased 0.6%   Bacchus Fine Wines suffered a decrease of 7.2% in the sales of purchased wine and merchandise from other suppliers but an increase (approximately 15.0%) in sales of winery produced products. Bacchus Fine Wines was constrained by the loss of two key brand suppliers who moved their brand distribution to another Oregon distributor in the second half of 2009.  In-state and out-of-state sales were both favorably impacted by additional placements of core produced brands at a key customer.

The winery had a credit line balance of $140,964 at December 31, 2009.

Sales

In the year ended December 31, 2009, the Company sold approximately 16,000 cases of Willamette Valley Pinot Noir (vintage level), 6,000 cases of Barrel Select Pinot Noir, 2,000 cases of Founders Reserve Pinot Noir, 16,000 cases of Whole Cluster Pinot Noir, 27,000 cases of Pinot Gris and 19,000 cases of Riesling.

At December 31, 2009 the Company had inventory on-hand of approximately 50,000 cases of Willamette Valley Pinot Noir (vintage level), 3,400 cases of Barrel Select Pinot Noir, 1,700 cases of Founders Reserve Pinot Noir, 7,000 cases of Whole Cluster Pinot Noir, 12,700 cases of Pinot Gris and 14,000 cases of Riesling.

The Company has or plans to bottle 3,500 cases of 2009 Estate Pinot Noir, 20,000 cases of 2009 Willamette Valley Pinot Noir (vintage level), 19,500 cases of 2009 Whole Cluster Pinot Noir, 30,000 cases of 2009 Pinot Gris and 22,000 cases of 2009 Riesling by December  2010.

The Company sold approximately 159,000 cases of wine in 2009 of which 108,000 cases were winery produced wines.  Of the winery produced case sales in 2009, approximately 86,000 were the above listed varieties.  Total purchased wine case sales in 2009 were approximately 51,000 cases.  The 2009 harvest produced 2,133 tons of wine grapes. The 2009 harvest yielded higher volumes, approximately 50% higher than prior year.  The expected 2009 vintage yield is expected to produce approximately 134,000 cases, which includes a few selected bulk wine sales.

Wine Inventory

The Company had approximately 107,000 cases of bottled wine on-hand at the end of 2009.  Approximately 20% of the on-hand inventory is 2007 vintage Pinot Noir. Management took steps in 2009 to address short-term inventory shortages relative to orders by purchasing 75,000 gallons of bulk wine. 53% of these bulk purchases were Pinot Noir to be used mainly in the production of 2007 and 2008 Vintage Pinot Noir.  In 2008 the Company addressed long-term grape shortages by acquiring an additional 80 acres of undeveloped vineyard land in the Eola Hills adjacent to the existing Elton Vineyards property currently under lease.  The Company also executed a long-term lease for an additional 104 acres at the same Eola Hills site.  These sites remain undeveloped.  The Company also acquired 15 acres of property in 2008 adjacent to the existing Estate site at the Winery in Turner, OR.  Of these 15 acres at the Estate Winery, 8 acres were developed and been planted in grapes in 2009. Lastly, the Company acquired 5 acres of additional vineyard land at its Tualatin Estate Vineyard in 2008 and these acres were also developed and planted in 2009.

These actions bring to a total of 791 acres of vineyard owned, leased or contracted by the Company, with 23 of those acres recently planted and not productive.  The 204 acres recently acquired and leased are undeveloped and therefore not planted.  The total acres of Pinot Noir are 300, of which nine are young, non-productive vines; the total acres of Pinot Gris are 122 of which 14 are young, non-productive vines; the total acres of Riesling are 95, all of which are producing vines.

Production Capacity

Management purchased capital assets in 2009 at a significantly lower level than 2008 mainly due to the absence of additional vineyard land purchases. 2009 purchases were mainly replacement barrels for production and some minor machinery and equipment purchases also for production. Capital purchases in 2010 will be reviewed closely to address future production requirements based on the expected increases in wine grape quantities. The Company had a carryover project from 2008, namely, to install additional water storage capacity on the Turner property and fire sprinklers in its 20,000 square foot wine warehouse, which also required significant capital investment in 2009.  This project is nearing completion in Q1 2010.  Management decided not to use the Tualatin production facility in 2009 due to the need to utilize the facility for storage of excess inventory.  In 2008, the Company replaced the roof and production floor, insulation and walls in anticipation of using it for wine storage and future production .

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2009.

In February 2009 Willamette Valley Vineyards’ 2006 Estate Pinot Noir and 2006 Signature Cuvee Pinot Noir both took Gold at the Grand Harvest Awards. This international competition is sponsored by Vineyard & Winery Management Magazine and has a special focus on terroir, meaning that these wines were recognized for how well they represent quality Pinot Noirs specifically from Willamette Valley, Oregon.

In March 2009 several WVV wines won an additional terroir-based award through the Best-of-Appellation, or BOA awards put on by AppellationAmerica.com. Both our 2006 WVV Pinot Noir and our 2006 Tualatin Estate Pinot Noir were recognized with Double Gold medals  and our 2006 Estate Pinot Noir and 2007 Whole Cluster Pinot Noir were recognized with Gold medals in the BOA awards.

March 2009 marked the conclusion of the first annual Oregon Wine Awards, a competition for and by Oregon wine industry specialists. Three of our wines took Double Gold Awards in their categories, an honor that the competition classifies as “Best of the Best”: 2007 WVV Riesling, 2006 WVV Signature Cuvee Pinot Noir and the 2003 Griffin Creek Syrah.

The 2006 Estate Pinot Noir also took "Double Gold" and was nominated for Best of Show at the Hilton Head Island Wine and Food Festival in South Carolina;  the 2006 Dijon Clone Chardonnay took Critic’s Gold at the 2009 Critic’s Challenge, judged by many of America’s most accomplished wine journalists; and the 2007 Dry Riesling took a Gold medal at the Tasters Guild 22nd annual International Wine Judging, where forty experienced judges from around the country completed over 2,100 evaluations of wine from 36 states/provinces and 13 countries. The judging panels were comprised of a carefully selected mix of winemakers, retailers, wine writers, restaurateurs, and knowledgeable consumers.

The 2007 Riesling took the only Gold medal in the Food & Wine pairing competition at the 2009 Hong Kong International Wine & Spirits competition.

In the 2010 San Francisco Chronicle Wine Competition, which is the largest wine competition in the United States with over 4900 entries, Willamette Valley Vineyards received more awards than any other Oregon winery winning two “Best of Class, Judge’s Choice” awards.  Our 2008 Riesling was rated the “Best of Class, Judge’s Choice” in the category of Riesling above 1.5% Residual Sugar.  Our 2007 Elton Vineyard Pinot Noir won the same award “Best of Class, Judge’s Choice” for Pinot Noir in the $40-$49.99 price range.  Our 2008 Pinot Gris took a Gold medal as well.

Sustainability Initiatives

In January of 2009 we launched our Cork ReHarvest program in partnership with Whole Foods, Rainforest Alliance and Western Pulp. Willamette Valley Vineyards was the first winery in the world to receive certification from the Rainforest Alliance for using 100 percent Forest Stewardship Council (FSC) certified cork.  With the new Cork Re-Harvest program, we are also the first winery to launch a cradle-to-cradle cork recycling program with zero increase to our carbon footprint. Cork recycling boxes were placed in the 11 Whole Foods stores in Oregon and Washington. When distributors deliver wine to these stores, they pick up the cork and return it to WVV’s Turner-based warehouse. The cork will then be delivered to Western Pulp, where it is remanufactured into wine shippers.

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

In April 2009, the Oregon Certified Sustainable Wine (“OCSW”) website launched. Hosted by the Oregon Wine Board, OCSW is a certification program that encompasses LIVE, Organic and Biodynamic wine certifications under one symbol in the hopes of making it easier for the consumer to choose sustainable wines. Willamette Valley Vineyards was one of the first wineries to qualify for this new certification.

Other Developments

In June 2009, at the annual SEDCOR (Strategic Economic Development Corporation) honors luncheon, Willamette Valley Vineyards was awarded the Agri-Business of the year award. This award is presented to an active SEDCOR member who has demonstrated excellence in agri-business in the past year, and who supports and maintains the significant role and future of agriculture in the Mid-Willamette Valley economy.  SEDCOR is a private, non-profit member organization comprised of more than 500 business and community leaders.

In June 2009 Willamette Valley Vineyards, in cooperation with Ken Wright Cellars, EIEIO & Company Ltd. and Federal Express, hosted Oregon’s first virtual wine tasting with Hong Kong. The video conference and wine tasting brought together more than two dozen Hong Kong wine distributors, sommeliers and retailers to taste through a flight of high-quality Oregon wines. The event came on the heels of Hong Kong lifting duties on U.S. wine imports in February 2008, which could improve the importation of Oregon wines. As a result of this event the Company secured distribution through a prominent Hong Kong importer.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. The Company has historically reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2010.  Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company's revenues, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2009:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2009	2008	2009	2008

Retail Sales, Rental
Income and Events	$682	$627	$2,475	$2,460
In-state sales	2,465	2,382	8,037	7,929
Out-of-state sales	1,444	1,761	6,436	5,998
Bulk wine/ Misc. sales	64	79	75	79

Total Revenue	4,655	4,849	17,023	16,466

Less excise taxes	(144)	(145)	(459)	(418)

Net Revenue	$4,511	$4,704	$16,564	$16,048

2009 Compared to 2008

Retail sales for the year ended December 31, 2009 increased $14,593, or 0.6%, as compared to the corresponding prior year period.  Retail sales increased slightly during the year ended December 31, 2009, due primarily to an increase of $146,019 or 10.3% in tasting room sales.  The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the Retail department.  Retail experienced an increase in revenue during 2009 in on-site and off-site festivals revenue of 8.1%, or $11,569 as compared to 2008.  Attendance, wine sales, sales per head and net income at retail events increased compared to last year.

Total wholesale sales in the state of Oregon, through the Company's in-state sales force and through direct sales from the winery increased $108,423, or 1.4%, in the year ended December 31, 2009, as compared to the prior year.  2009 in-state sales of purchased wines and glassware were -7.2% lower than 2008. 2009 in-state sales of Willamette Valley Vineyards branded wine were higher than 2008 by 15.0% and contributed mostly to the 1.4% increase in overall in-state sales.  There was a sales increase of $402,969 in 2009 related to the transfer of inventory to another Oregon distributor.  These transfer sales are at cost and therefore unfavorably impact gross margin as a percent of sales.  The Company’s direct in-state sales to its largest customer increased $463,939, or 51.4%, in the year ended December 31, 2009, as compared to the prior year period.  This increase is largely due to increased availability of core produced brands and the related increase in placements and orders of these produced brands.

Out-of-state sales in the year ended December 31, 2009 increased $437,743, or 7.3%, as compared to the prior year.  The higher sales are primarily a result of the increased availability of core products resulting in increased order activity by our out-of-state distributors.  Additionally, we experienced increased placements of our Pinot Gris in 2009 to a key national customer.  Additionally, the national sales team has actively pursued increasing our points of distribution and have opened markets through new distribution channels. The Company now sells wine in all 50 states and exports wine to eight countries.  The Pinot Noir variety led sales in 2009.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  These taxes are based on product sales volumes.  The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board.  The Company’s excise taxes for the year ended December 31, 2009 increased 7.7% as compared to the prior year period. This was due primarily to increased volume of sales in state in 2009 which are taxed by the OLCC. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit was 47% in the year ended December 31, 2009, a decrease of 4.1% compared to the 49% gross profit percentage from the prior year period.  This reduction in the gross profit percent is mainly due to the increase in production costs on produced wine.  Additionally, the purchased brand sales at cost for those in-state wholesale suppliers that moved their brand to another Oregon distributor has adversely affected gross margin as a percent of sales.

The Company is continuing its focus on improved distribution of higher margin products and strives to minimize increases in grape and production costs.  Management anticipates that the  increased representation of brands other than our own through our Oregon sales force will continue to erode the gross margins as a percent of sales due to the lower margins associated with selling those brands.  The Company believes that the cost of administration, accounting and inventory management of purchased brands has historically been much higher than anticipated.  Management believes that we can effectively increase sales long-term at appropriate levels of administrative costs.

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold.  For the years ending December 31, 2009 and 2008, approximately $70,000 and $68,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2009 increased $141,310 or 2.19% compared to the prior year.  This increase was due primarily to increased labor costs in sales departments and shared support services coupled with the related increase in payroll taxes and fringe benefits.  The increase in labor expenses in 2009 was partially offset by the reduction in outbound freight costs and professional service fees for accounting and legal services versus the prior year. As a percentage of net revenue from winery operations, selling, general and administrative expenses stayed at 40% for the year ended December 31, 2009, unchanged from the prior year.

Interest income decreased by 54% or $19,704 for the year ended December 31, 2009 versus the  prior year.  This is mainly due to the elimination of our CD investments which were converted to cash for working capital needs. Interest expense increased 39% or $45,730 in the year ended December 31, 2009 as compared to the prior year.  The increase in interest expense was due to the increase in outstanding debt during the period.

The provision for income taxes and the Company's effective tax rate was $244,001 and 25%, respectively of pre-tax income in the year ended December 31, 2009, compared to $554,541 and 44% of pre-tax income recorded for the prior year. The favorable change in tax provision in 2009 is mainly due to a one-time accounting change which allows the Company to expense, for tax purposes, farming costs incurred in November and December of 2009 versus capitalizing into inventory costs.

As a result of the above factors, net income increased 3.2% to $731,470 in the year ended December 31, 2009 from $708,594 for the prior year period.  Earnings per share were $0.15 per share in the year ended December 31, 2009 and $0.15, in the prior year.

First Quarter 2010 Outlook

Sales in the first quarter of 2010 are slightly lower than the prior year's first quarter sales for the following principle reasons: in-state sales through Bacchus Fine Wines are down due to the reduction in order activity from its largest customer and the loss of sales activity from a key purchased brand supplier which moved to another Oregon distributor.    This is largely offset by the increase in sales to our out-of-state distributors.

Liquidity and Capital Resources

At December 31, 2009, the Company had a working capital balance of $11.4 million and a current ratio of 4.98:1. At December 31, 2008, the Company had a working capital balance of $9.4 million and a current ratio of 4.21:1. The Company had a cash balance of $0 at December 31, 2009 compared to a cash balance of $350,361 at December 31, 2008. The decrease in cash year over year was primarily due to the increased use of cash for inventory building and capital expenditures.

Total cash used in operating activities for the year ended December 31, 2009 was $950,466, compared to cash provided of $396,594 for the prior year period, primarily as a result of the cash used in the Company’s build-up in inventory in 2009.

Total cash used in investing activities in the year ended December 31, 2009 was $781,994, compared to $2,465,310 in the prior year.  Cash used in investing activities consisted mainly of additions to property and equipment and vineyard development expenditures.

Total cash provided by financing activities in the year ended December 31, 2009 was $1,382,099, compared to $1,335,672 in 2008.  Cash provided by financing activities primarily consisted of the increase in debt related to the new loan from NW Farm Credit Services required for the pay down of the short term line of credit.  The Company has a cash overdraft position of $271,911 at the period ended December 31, 2009.  This represents check remittances that have not yet cleared the bank. As these checks post they will be automatically funded by our revolving line of credit to bring our overdraft position to zero.

At December 31, 2009, the line of credit balance was $140,964 on a maximum borrowing amount of $2,000,000.  The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of December 31, 2009, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2010.  The Company is seeking an increase in its credit line up to $3,000,000 from its current $2,000,000 line of credit and a term of two years or more.

As of December 31, 2009, the Company had a total long-term debt balance of $3,679,527 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, acquire new vineyard land for future development and most recently to pay down our short term line of credit.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The Company’s contractual obligations as of December 31, 2009 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt and capital lease obligations	$3,718,868	$432,863	$724,940	$141,541	$2,419,524
Grape Payables	657,371	657,371	-	-	-
Operating Leases	3,171,788	374,103	674,739	492,712	1,630,235

Total Contractual Obligations	$7,548,027	$1,464,337	$1,399,679	$634,253	$4,049,759

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial Statements and Supplementary Data.

Willamette Valley Vineyards, Inc.
Index to Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. as of December 31, 2009 and 2008 and the related statements of income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

Seattle, Washington
March 29, 2010

Willamette Valley Vineyards, Inc.
Balance Sheet
	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$-	$350,361
Accounts receivable, net (Note 2)	1,458,497	1,204,881
Inventories (Note 3)	12,169,407	10,604,204
Prepaid expenses and other current assets	58,746	68,834
Current portion of notes receivable	62,415	62,415
Income tax receivable	464,958	-
Deferred income taxes (Note 9)	-	81,700
Total current assets	14,214,023	12,372,395

Vineyard development costs, net	1,732,979	1,693,769
Property and equipment, net (Note 4)	6,192,229	6,069,408
Debt issuance costs	41,353	29,581
Notes receivable	120,248	165,491
Other assets	4,456	4,456
Total Assets	$22,305,288	$20,335,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$271,911	$-
Line of credit (Note 5)	140,964	-
Current portion of long-term debt (Note 6)	432,863	354,536
Accounts payable	823,517	1,111,499
Accrued expenses	467,588	510,768
Income taxes payable	-	350,870
Deferred income taxes (Note 9)	62,000	-
Grape payables	657,371	594,734
Total current liabilities	2,856,214	2,922,407

Long-term debt (Note 6)	3,286,005	2,178,246
Deferred rent liability	218,205	217,742
Deferred gain (Note 11)	313,835	345,930
Deferred income taxes (Note 9)	491,000	355,207
Total liabilities	7,165,259	6,019,532
Commitments and contingencies (Note 11)	-	-

Shareholders' equity (Notes 7 and 8):
Common stock, no par value - 10,000,000 shares authorized, 4,888,977 issued and outstanding at December 31, 2009	8,608,658	8,515,667
Retained earnings	6,531,371	5,799,901
Total shareholders' equity	15,140,029	14,315,568
	$22,305,288	$20,335,100

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Operations
For the Years Ended December 31, 2009 and 2008
	2009	2008

Net revenues	$16,563,712	$16,048,238
Cost of goods sold	8,849,800	8,229,877
Gross margin	7,713,912	7,818,361

Selling, general and administrative expenses	6,596,513	6,455,203
Income from operations	1,117,399	1,363,158
Other income (expenses):
Interest income	17,042	36,746
Interest expense	(162,113)	(116,383)
Other income/(expense)	3,143	(20,386)
	(141,928)	(100,023)

Income before income taxes	975,471	1,263,135

Income tax provision (Note 9)	244,001	554,541

Net income	$731,470	$708,594

Basic net income per common share	$0.15	$0.15
Diluted net income per common share	$0.15	$0.14

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Shareholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common stock		Retained
	Shares	Dollars	earnings	Total

Balances at December 31, 2007	4,835,902	$8,425,389	$5,091,307	$13,516,696

Stock based compensation expense	-	56,230	-	56,230

Common stock issued and options exercised	15,425	34,048	-	34,048

Net income	-	-	708,594	708,594
Balances at December 31, 2008	4,851,327	$8,515,667	$5,799,901	$14,315,568

Stock based compensation expense	-	17,976	-	17,976

Common stock issued and options exercised	37,650	75,015	-	75,015

Net income	-	-	731,470	731,470

Balances at December 31, 2009	4,888,977	$8,608,658	$6,531,371	$15,140,029

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
	2009	2008
Cash flows from operating activities:
Net income	$731,470	$708,594
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	674,200	620,180
Stock based compensation expense	17,976	56,230
Deferred income taxes	279,493	10,507
Bad debt expense	28,660	7,606
Deferred rent liability	463	(6,194)
Deferred gain	(32,095)	(32,095)
Gain on sale of assets	(800)	-
Changes in assets and liabilities:
Accounts receivable	(282,276)	599,287
Inventories	(1,565,203)	(2,627,775)
Prepaid expenses and other current assets	10,088	10,818
Other assets	-	61,437
Bank Overdraft	271,911	-
Accounts payable	(287,982)	537,512
Accrued expenses	(43,180)	89,944
Income taxes receivable/payable	(815,828)	274,355
Grape payables	62,637	86,188
Net cash from operating activities	(950,466)	396,594
Cash flows from investing activities:
Additions to property and equipment	(718,092)	(2,465,976)
Vineyard development expenditures	(109,945)	(21,428)
Proceeds from sale of fixed assets	800	-
Payments received on notes receivable	45,243	22,094
Net cash from investing activities	(781,994)	(2,465,310)
Cash flows from financing activities:
Proceeds from stock options exercised	75,015	27,250
Net borrowings on line of credit	140,964	-
Borrowings of long-term debt	1,543,417	1,568,748
Payment of loan fees related to new debt	(19,966)	-
Payments on long-term debt	(357,331)	(267,124)
Excess tax benefit on stock option exercises	-	6,798
Net cash from financing activities	1,382,099	1,335,672
Net change in cash and cash equivalents	(350,361)	(733,044)

Cash and cash equivalents:
Beginning of year	350,361	1,083,405
End of year	$-	$350,361

The accompanying notes are an integral part of the financial statements.

Willamette Valley Vineyards, Inc.
Notes to Financial Statements

1.	Summary of Operations, Basis of Presentation and Significant Accounting Policies

Organization and Operations

Willamette Valley Vineyards, Inc. (the "Company") owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.  In 2009 we have one customer that represents approximately 13% of our total revenues.  In 2008 no one customer represented more than 10% of total revenues.

Sales in Oregon through the Company's in-state sales force and through direct sales from the winery represented approximately 58% and 59% respectively, of revenues for 2009 and 2008. In-state sales of purchased wines and glassware represented 49% and 59% of total 2009 and 2008 in-state sales, respectively. In-state sales of Willamette Valley Vineyards branded wines represented 44% and 38% of total 2009 and 2008 in-state sales, respectively.

Out-of-state sales represented approximately 38% and 36% respectively, of revenues for 2009 and 2008.  Foreign sales represent less than 1% of total sales.  The Company also sells its wine through the tasting room at its winery.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable totaling $1,494,715 and $1,215,350 as of December 31, 2009 and 2008, respectively.

Notes Receivable

The notes receivable balance relates to a note entered into in 2007 with one of our key grape suppliers with whom we purchase grapes from under contract. The purpose of the note was to provide the grower with the capital necessary for their vineyard land development.   The original amount of the note was $250,000.  The note accrues interest at 8.5% per year and is payable in semi-annual payments through March 2012.

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

Vineyard Development Costs

Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises.  The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years.  Accumulated amortization of vineyard development costs aggregated $657,934 and $587,199 at December 31, 2009 and 2008, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.  For the year ending December 31, 2009 and 2008, approximately $70,735 and $68,136, respectively, was amortized into inventory costs.

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

Debt Issuance Costs

Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $19,966 of debt issuance costs in 2009 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2009 and 2008, amortization of debt issuance costs was approximately $8,194 and $7,200 respectively. The following table shows the debt issuance amortization scheduled for the next five years:
Year	Amount
2010	$8,915
2011	2,112
2012	2,112
2013	2,112
2014	2,112

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

On January 1, 2007, we adopted the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This adoption did not have an impact on our financial statements. We had no unrecognized tax benefits as of December 31, 2009 or 2008. We recognize interest assessed by taxing authorities as a component of tax expense. We recognize any penalties assessed by taxing authorities as a component of tax expense.  Interest and penalties for the years ended December 31, 2009 and  2008 were not material.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon. We may be subject to examination by the IRS for tax years 2006 through 2009. Additionally, we may be subject to examinations by state taxing jurisdictions for tax years 2006 through 2009. We are currently not under examination by the IRS or the Oregon Department of Revenue.

Deferred Rent Liability

The Company leases land under a sale-leaseback agreement.  The long-term operating lease has minimum lease payments that escalate every year.  For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease.  In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability.  As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid.  For the year ended December 31, 2009 rent costs recognized in excess of amounts paid totaled $462. For the year ended December 31, 2008, rent amounts paid in excess of rent costs recognized totaled $6,194.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions.  Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2009 and 2008, advertising costs incurred were approximately $34,000 and $44,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2009 and 2008, these costs, which are included in selling, general and administrative expenses, totaled approximately $72,000 and $92,000 respectively.

Shipping and Handling Costs

Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue.  Costs incurred for shipping and handling charges are included in selling, general and administrative expense.  For the years ended December 31, 2009 and 2008, such costs totaled approximately $332,000 and $437,000 respectively.  The Company's gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise Taxes

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau.  The Company is liable for the taxes upon the removal of product from the Company's warehouse on a per gallon basis.  The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold.  The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory.  For the years ended December 31, 2009 and 2008, excise taxes incurred were approximately $459,000 and $418,000 respectively.

Stock Based Compensation

The Company expenses stock options on a straight line basis over the options’ related vesting term. For the year ended December 31, 2009, the Company recognized pretax compensation expense related to stock options of $17,976.  This compares to $56,230 of pretax compensation expense for the period ended December 31, 2008.

Tax Benefit of Disqualifying Disposition of Stock Options

The Company has certain incentive stock options in 2009 that had been exercised and the related stock subsequently sold before a required tax holding period.  The sale of the stock thus became a disqualifying disposition, which allows the Company to deduct as employee compensation the difference between the exercise price for the stock option and the stock’s selling price.

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

Options to purchase 355,700 shares of common stock were outstanding at December 31, 2009 and diluted weighted-average shares outstanding at December 31, 2009 include the effect of 7,112 stock options.  Options to purchase 442,200 shares of common stock were outstanding at December 31, 2008 and diluted weighted-average shares outstanding at December 31, 2008 include the effect of 60,908 stock options.

	2009			2008
		Weighted			Weighted
		average	Earnings		average	Earnings
		shares	per		shares	per
	Income	outstanding	share	Income	outstanding	share

Basic	$731,470	4,869,298	$0.15	$708,594	4,845,782	$0.15
Options	-	7,112	-	-	60,908	-
Warrant	-	-	-	-	-	-
Diluted	$731,470	4,876,410	$0.15	$708,594	4,906,690	$0.14

Statement of cash flows
Supplemental disclosure of cash flow information:

	2009	2008

Interest paid	$162,000	$116,000
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock(Note 7)	$498	$8,458
Purchases of Property Plant& Equipment included in accounts payable	$40,723	$9,493

New and recently issued accounting pronouncements

In December 2007, the FASB issued a new statement regarding business combinations located under ASC Topic 805 Business Combinations (formerly SFAS 141(revised 2007), Business Combinations ), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree in a business combination. The new statement requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, the new statement modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The new statement also provides guidance on disclosures related to the nature and financial impact of the business combination and is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. The new statement will be applied for future business combinations, if any, entered into by the Company. The impact of this new standard is dependent on the nature of completed acquisition. Any impact will be evaluated as part of the economic evaluation of such a business combination.

In December 2007, the FASB issued a new statement establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary located under ASC Topic 810 Consolidation (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51). This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our financial statements since we have no non-controlling interests in any subsidiaries and have had no subsidiary deconsolidation.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on our financial statements.

In June 2009, the FASB issued a new statement that provides for the FASB ASC (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The new statement, located in ASC Topic 105-10 Generally Accepted Accounting Principles (formerly SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) is effective for interim and annual periods ending after September 15, 2009, which was the quarter ended September 30, 2009 for the Company.  The adoption of this statement did not have a material impact on our financial statements.

2.    Accounts Receivable

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company's accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors. The Company's accounts receivable balance is net of an allowance for doubtful accounts of $36,216 at December 31, 2009. This compares to an allowance for doubtful accounts of $10,469 at December 31, 2008.

Changes in the allowance for doubtful accounts are as follows:

	Balance at	Charged to	Charged to	Write-offs	Balance at
	Beginning	costs and	other	net of	end of
	Of period	expenses	accounts	recoveries	period

Fiscal year ended December 31, 2009:
Allowance for Doubtful accounts	$10,469	$28,660	$(2,913)	$-	$36,216

Fiscal year ended December 31, 2008:
Allowance for Doubtful accounts	$54,330	$7,606	$(51,467)	$-	$10,469

3.    Inventories

Inventories consist of:
	2009	2008

Winemaking and packaging materials	$336,813	$309,467
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	3,068,934	3,350,830
Finished goods (bottled wine and related products)	8,763,660	6,943,907
Current inventories	$12,169,407	$10,604,204

4.    Property and Equipment
	2009	2008

Land and improvements	$2,594,155	$2,589,560
Winery building and hospitality center	5,315,163	4,969,758
Equipment	5,709,728	5,352,835
	13,619,046	12,912,153

Less accumulated depreciation	(7,426,817)	(6,842,745)
	$6,192,229	$6,069,408

5.     Line of Credit Facility

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement.  The revolving line bears interest at prime, is payable monthly, and was initially subject to annual renewal. The Company renewed the credit agreement before the end of 2008 for a period of 18 months.  The next renewal date is June 6, 2010.  The interest rate was 3.25% at December 31, 2009 and 2008.  At December 31, 2009 there were borrowings of $140,964 on this revolving line of credit. There was no outstanding balance on this revolving line of credit at December 31, 2008.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment.  As of December 31, 2009, the Company was in compliance with these covenants.

Umpqua Bank Capital borrowings are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.

6.    Long-Term Debt

Long-term debt consists of:	December 31,	December 31,
	2009	2008

Northwest Farm Credit Services Loan #1	$648,930	$950,242
Northwest Farm Credit Services Loan #2	1,538,493	1,582,540
Northwest Farm Credit Services Loan #3	1,492,104
Other Long Term Debt	39,341	-
	3,718,868	2,532,782

Less current portion	(432,863)	(354,536)
	$3,286,005	$2,178,246

The Company has three agreements with Northwest Farm Credit Services. Loan #1 requires monthly payments of $28,462, bears interest at a rate of 4.95%, is collateralized by real estate and equipment, and matures in 2012.  Loan #2 requires monthly payments of $11,417, bears interest at a rate of 5.95%, is collateralized by real estate and equipment, and matures in 2028.  Loan #3 requires monthly payments of $10,466, bears interest at a rate of 6.7%, is collateralized by real estate and equipment, and matures in 2024.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances.  At December 31, 2009, the Company was in compliance with these covenants.  In the event of future noncompliance with the Company's debt covenants, Northwest Farm Credit Services ("FCS") would have the right to declare the Company in default, and at FCS' option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending
December 31,

2010	$432,863
2011	456,138
2012	131,371
2013	137,431
2014	141,541
Thereafter	2,419,524
$3,718,868

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, are as follows:

2009	6.07%
2008	5.55%

7.           Shareholders' Equity

The Company is authorized to issue 10,000,000 shares of its common stock.  Each share of common stock is entitled to one vote.  At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

In each of the years ended December 31, 2009 and 2008, the Company granted 150 and 1,425 shares of stock valued at $498 and $8,458, respectively, as compensation to employees and agents.  The cost of these grants was capitalized as inventory or included in selling, general and administrative expenses in the statement of operations.  The effects of these noncash transactions have been excluded from the cash flow statements in each period.

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

The following table presents information on stock options outstanding for the periods shown:

	2009		2008
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Shares	price	Shares	price
Outstanding at beginning of period	442,200	$3.77	459,200	$3.90
Granted	-	-	-	-
Exercised	(37,500)	$2.00	(14,000)	4.62
Forfeited	(49,000)	-	(3,000)	-
Outstanding at end of period	355,700	$4.16	442,200	$3.77

The following table presents information on stock options outstanding for the periods shown:

	2009	2008
Intrinsic value of options exercised in the period	$52,520	$22,390
Stock options fully vested and expected to vest	355,700	442,200
Weighted average exercise Price	$4.16	$3.77
Aggregate intrinsic value	$46,015	$83,705
Weighted average contractual term of options	3.52 years	4.43 years

Stock options vested and Currently exercisable	355,700	434,000
Weighted average exercise Price	$4.16	$3.80
Aggregate intrinsic value	$46,015	$78,477
Weighted average contractual term of options	3.52 years	4.41 years

Weighted-average options outstanding and exercisable at December 31, 2009 are as follows:

	Options outstanding			Options exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Exercise	December 31,	contractual	exercise	December 31,	exercise
price	2009	life	price	2009	price

$ 1.56	4,000	1.58	1.56	4,000	1.56
2.31	12,000	5.40	2.31	12,000	2.31
2.99	16,000	5.12	2.99	16,000	2.99
3.29	75,000	0.12	3.29	75,000	3.29
3.76	96,000	5.58	3.76	96,000	3.76
4.14	4,000	0.58	4.14	4,000	4.14
5.00	84,700	5.99	5.00	84,700	5.00
5.50	64,000	0.99	5.50	64,000	5.50
$ 1.56-$5.50	355,700	3.52	$4.16	355,700	$4.16

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors.  Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008
Risk-free interest rate	3.85%	2.25%
Expected lives	10 years	10 years
Expected volatility	32%	39%

Adjustments are made for options forfeited prior to vesting.  For the year ended December 31, 2009, the total value of the options granted was computed to be approximately $1,481,489, which would be amortized on the straight-line basis over the vesting period of the options.

9. Income Taxes

The provision for income taxes consists of:
	2009	2008
Current tax expense:
Federal	$(57,869)	$443,158
State	22,376	100,999
	(35,493)	544,157
Deferred tax expense (benefit):
Federal	245,281	5,300
State	34,213	5,084
	279,494	10,384
Total	$244,001	$554,541

The effective income tax rate differs from the federal statutory rate as follows:
	Year ended December 31,
	2009	2008
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.7	4.5
Permanent differences	2.0	0.8
Other, primarily prior year taxes	(1.0)	8.3
Adjustments to deferred tax asset	(2.9)	(3.7)
Prior period adjustment	(11.8)	-
	25.0%	43.9%

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

Deferred tax assets and (liabilities) at December 31 consist of:

	2009	2008
Accounts receivable	$14,000	$4,056
Inventories	-	106,650
Deferred gain on sale-leaseback	122,000	134,036
Stock Compensation	2,000	3,342
Other	19,000	6,818
Total deferred tax assets	157,000	254,902

Prepaids	(23,000)	(39,166)
Inventories	(74,000)	-
Depreciation	(613,000)	(489,243)
Total deferred tax liabilities	(710,000)	(528,409)
Net deferred tax liability	$(553,000)	$(273,507)

10.           Related Party Transactions

The Company provides living accommodations in a manufactured home on the Company's premises for the president as additional compensation for security and lock-up services the president provides.  Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

In 2009 the Company advanced the President a total of $30,000 that was subsequently reimbursed via a reduction of his 2009 annual incentive compensation paid in 2010.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards.  This lease is for a 10 year term with four five-year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale. For 2009, the annual costs of this lease were $109,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.  Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the Winery agreed to purchase the grape yields at fixed contract prices through 2015, with the first crop received in 2007.  In 2006, the Company entered into another long-term grape purchase agreement with the same Willamette Valley wine grape growers whereby the Winery agreed to purchase additional grape yields at fixed contract prices through 2016, with the first crop in 2008. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year.  If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards.  This lease is for a 10 year term with four five-year renewals at the Company's option and a first right of refusal in the event of the vineyard's sale.  For 2009, the annual costs of this lease were $109,000. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.  Betty M. O'Brien, a Director of the Company, is a principal owner of Elton Vineyards.

In December 2007 the Company entered into a three-year lease agreement for a small, four-room office space in Wilsonville, Oregon.  This space was leased to accommodate the out-of-state sales team.

In July 2008 the Company entered into a 34 year lease agreement with a property owner in the Eola Hills for 104 acres adjacent to the existing Elton Vineyards site.  These 104 acres are currently planted in Christmas trees but will be developed into vineyards over the next few years. Terms of this agreement contain rent escalation that rises as the vineyard is developed.

As of December 31, 2009, future minimum lease payments are as follows:

Year ending
December 31,
2010	374,103
2011	346,506
2012	328,233
2013	326,909
2014	165,802
Thereafter	1,630,235
Total	$3,171,788

The Company is also committed to lease payments for various pieces of office equipment.  Total rental expense for these operating leases amounted to $15,476 and $20,306 in 2009 and 2008, respectively.  In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $309,522 and $307,327 for the years ended December 31, 2009 and 2008, respectively.

Vineyard Development

The Company has approximately 204 acres of undeveloped vineyard land at December 31, 2009.  This estimated cost to develop this for grape production is approximately $13,000 per acre or $2.6 million in total.  The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

12.           Employee Benefit Plan

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We make a matching contribution of $1 for every $1 contributed by the participant up to 4% of the participant’s eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

For the years ended December 31, 2009 and 2008 the amount expensed under this plan was approximately $64,745  and $67,416 respectively.

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

Discrete financial information for these operating segments was not available in prior years, which resulted in the segments being aggregated and reflected as a single segment.  Effective as of the three months ended March 31, 2008, certain discrete financial information became available with the implementation of new accounting and inventory tracking software.  The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  The Company evaluates performance based on the gross profit of the respective business segment.  Sales, general and administrative expenses are not allocated between operating segments, therefore net income information for the respective segments is not available.  Discrete financial information related to segment assets, other than inventory, is not available and that information continues to be aggregated.

The following tables outline the sales, cost of sales and gross profit, for the twelve month periods ended December 31, 2009 and 2008 by operating segment:

	Twelve months ended December 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$4,532,176	$12,031,536	$16,563,712

Cost of Sales	$3,319,689	$5,530,111	$8,849,800

Gross Profit	$1,212,487	$6,501,425	$7,713,912

% of sales	26.8%	54.0%	46.6%

	Twelve months ended December 31, 2008
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$4,881,162	$11,167,076	$16,048,238

Cost of Sales	$3,452,284	$4,777,594	$8,229,877

Gross Profit	$1,428,878	$6,389,482	$7,818,361

% of sales	29.3%	57.2%	48.7%

Total inventory for Bacchus Distribution at the period ended December 31, 2009 was $1,664,799 of purchased wines and $338,822 of non-wine merchandise at period end December 31, 2009.  This compares to produced bottled wine inventory of $6,602,463, produced bulk wine inventory of $2,947,005 and $616,318 of non-wine merchandise and work-in-process for the same period. For the period ended December 31, 2008 total inventory for Bacchus Distribution was $2,012,796 of purchased wines and $231,049 of non-wine merchandise.  This compared to produced bottled wine inventory of $4,566,902, produced bulk wine inventory of $3,249,527 and $543,930 of non-wine merchandise and work-in-process for the same period.

14.  Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for fiscal 2009 and 2008.

	Condensed Consolidated Statements of Income
Year Ended December 31, 2009	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,629	$4,052	$4,360	$4,523
Gross profit	1,866	1,996	2,129	1,723
Income (loss) from operations	304	458	460	(105)
Net income (loss)	165	254	248	64

Basic net income (loss) per share	$.03	$.05	$.05	$.01
Diluted net income (loss) per share	$.03	$.05	$.05	$.01

Shares used in calculation of net income (loss) per share:
Basic	4,852,244	4,858,480	4,877,020	4,888,977
Diluted	4,864,444	4,877,738	4,888,667	4,907,325

	Condensed Consolidated Statements of Income
Year Ended December 31, 2008	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$3,402	$3,885	$4,057	$4,704
Gross profit	1,649	1,911	1,981	2,277
Income (loss) from operations	120	265	462	516
Net income (loss)	60	158	244	247

Basic net income (loss) per share	$.01	$.03	$.05	$.05
Diluted net income (loss) per share	$.01	$.03	$.05	$.05

Shares used in calculation of net income (loss) per share:
Basic	4,837,288	4,844,475	4,850,327	4,798,258
Diluted	4,997,082	5,006,888	4,948,301	4,840,530

The following is a summary of the significant fourth quarter adjustments for our fiscal year 2009:

Allocation of produced wine expenditures to costs of goods sold	$373,691

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Controller as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO/Controller, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  Management’s conclusion was based on discoveries and observations made during the 2009 year-end audit in conjunction with our independent audit firm, Moss-Adams LLP.  Management identified the following material weaknesses:

•
Lack of sufficient procedures and controls related to the allocation of costs to our produced wines. This material weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  During the 2009 year-end audit significant analysis and review was completed and ultimately resulted in an adjustment to inventory and cost of goods sold of $373,691. Accordingly, the material weakness identified in 2008 was still present as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In performing this assessment, management identified the following material weakness:

•
Lack of sufficient procedures and controls related to the allocation of costs to our produced wines. This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP.  During the 2009 year-end audit significant analysis and review was completed and ultimately resulted in an adjustment to inventory and cost of goods sold of $373,691.

Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.  Management believes that the one material weakness has not affected our ability to present GAAP-compliant financial statements in this Form 10-K.  During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements.  Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

The reconciling adjustment posted to our 2009 closing trial balance was identified by both the company’s internal accounting personnel and our auditors after our closing trial balance was provided to our auditors for their final fieldwork in February.  This adjustment was deemed to be a significant fourth quarter adjustment and was disclosed in Footnote 14 of our 2009 financial statements.  There were other insignificant adjustments identified by both management and our auditor after the commencement of the audit final fieldwork.

Given the reconciling adjustments posted during the year-end financial statement close, we undertook an evaluation of the underlying causes of this error, including an evaluation the accounting and finance personnel, in connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2009.   We expanded the scope of the related reconciliations and as well as additional analysis of other accounts in light of the material weakness identified.  We believe the additional procedures performed by management subsequent to the commencement of our auditors fieldwork, but prior to the filing of our Form 10-K mitigated the risk of material misstatement in the financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

In addition to the remediation efforts specifically discussed above, management has commenced a number of initiatives to address the material weakness noted above and those disclosed in our 2008 report on Internal Controls Over Financial Reporting, including the following:

Management has hired additional experienced resources in the last quarter of 2009 to ensure that a process design is created and implemented with proper training of accounting personnel.  The Company has shown significant improvement in remediating material weaknesses previously identified and disclosed in prior years and recognizes the importance of having critical accounting resources employed to fully remediate any material weakness.

Management is undertaking a review of its inventory costing processes and intends to increase the frequency and depth of the analysis of produced wine inventory costs.

Key managers and accounting personnel will work closely with our independent audit firm in evaluating our progress in remediating this material weakness with oversight by the audit committee.

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

Changes in Internal Control over Financial Reporting

In 2009 the Company revised the procedures for cash reconciliation which resulted in improved accuracy and therefore no adjusting entries were recognized during the audit review.  It is management’s belief that this former material weakness has been fully remediated in 2009.  In the third quarter of 2009 management engaged consulting resources to review and improve its perpetual inventory maintenance and procedures. It is management’s belief that this former material weakness has been fully remediated in 2009.  In November 2009 the Company supplemented its accounting resources and hired a full-time, experienced controller to assist in improving the internal controls over financial reporting. The Company utilizes contract accounting resources to help supplement accounting activities as necessary.  It is management’s belief that this former material weakness has been fully remediated in 2009.  There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors, nominees for election as a director, and each such person's age at December 31, 2009 and position with the Company.

Name	Position(s) with the Company	Age
James W. Bernau ***	Chairperson of the Board,
	President and Director	56
Craig Smith **	Secretary and Director	63
Jeffrey J. Fox	Chief Financial Officer	45
James L. Ellis ***	Director	65
Sean M. Cary	Director	36
Thomas M. Brian **	Director	61
Delna L. Jones * ***	Director	69
Betty M. O'Brien *	Director	65
Stan G. Turel * ** ***	Director	62

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

Craig Smith, CPA, MBA, JD. Mr. Smith has served as a Director since October 2007 and as Secretary since 2009.  Mr. Smith is the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon.  He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm.  He has served on many State of Oregon commissions and he has served as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way.  Mr. Smith is an active member of the Oregon State Bar and a Certified Public Accountant.

Jeffrey J. Fox.  Mr. Fox has been Chief Financial Officer since October 2007.  Previously, from 2006 to 2007, Mr. Fox served as the Chief Financial Officer for Traeger Pellet Grills LLC based in Wilsonville, Oregon.  The principal business of Traeger Pellet Grills LLC is the manufacturing and distribution of barbecue grills.  From 2005 to 2006 he served as Analysis Manager and acting Controller for the Georgia-Pacific paper mill based in Bellingham, Washington.  The principal business of Georgia-Pacific is the manufacturing of consumer paper products. Prior to that, from 2001 to 2005, he served as Controller for Georgia-Pacific Northwest Handling Division located in Portland, Oregon. The principal business of Georgia-Pacific Northwest Handling Division is the distribution of Georgia-Pacific brand consumer paper products.  None of the foregoing organizations are a parent, subsidiary or other affiliate of the Company.  Mr. Fox holds a Bachelor of Science Degree in Finance from Oregon State University.

James L. Ellis.  Mr. Ellis has served as a Director since July 1991. Mr. Ellis retired from full time duties with the Company in July of 2009 and currently works part-time on selected projects. Mr. Ellis previously served as the Company's Director of Human Resources from 1993 to 2009.  He also served as the Company’s Secretary from 1997 to 2009, and Vice President /Corporate from 1998 to 2009.  From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm.  From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm.  From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2009 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company's principal executive officer, James W. Bernau and principal financial officer, Jeffrey J. Fox (the “Named Executive Officers”) for the years ending December 31, 2009 and 2008.  No other officer, director or other employee of the Company other than Mr. Bernau and Mr. Fox received total compensation in 2009 in excess of $100,000.  In accordance with Item 402(m) of Regulation S-K, Mr. Bernau and Mr. Fox are the only executive officers of the Company for whom disclosure is required.

	SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Bernau, James W.,	2009	173,379	43,653	-	-	-	-	5,663	222,695
President, Chief Executive	2008	167,840	41,960	-	-	-	-	14,476	224,276
Officer and Chairman
Fox, Jeffrey J.
Chief Financial Officer	2009	113,031	113,031

Bernau Employment Agreement

The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997 and again amended in January of 1998.  Under the amended agreement, Mr. Bernau is paid an annual salary of $173,379 with annual increases tied to increases in the consumer price index.  Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company's property.  Mr. Bernau lives in the mobile home free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard.  The employment agreement provides that Mr. Bernau's employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information, with respect to the Named Executive Officers, concerning exercised options during the last fiscal year and unexercised options held as of December 31, 2009.

Stock Awards
Equity
Incentive
								Equity	Plan Awards:
	Option Awards							Incentive	Market or
			Equity					Plan Awards:	Payout
			Incentive				Market	Number of	Value of
			Plan Awards:			Number	Value of	Unearned	Unearned
	Number of	Number of	Number of			of Shares	Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units	Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option		that	that	Rights that	Rights that
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Bernau, James
2/11/2005	75,000	-	-	3.289	2/11/2010	-	-	-	-
8/1/2005	4,000	-	-	4.136	8/1/2010	-	-	-	-
12/27/2005	64,000	-	-	5.50	12/27/2010	-	-	-	-

Director Compensation

The following table sets forth information concerning compensation of our directors other than Mr. Bernau for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Ellis	0	0	0	0	0	0	0
Sean M. Cary	2,000	0	0	0	0	0	2,000
Thomas M. Brian	0	0	0	0	0	0	0
Delna L. Jones	0	0	0	0	0	0	0
Craig Smith	600	0	0	0	0	0	600
Betty M. O’Brien	2,200	0	0	0	0	0	2,200
Stan G. Turel	2,000	0	0	0	0	0	2,000

(1)
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our directors in the fiscal year ended December 31, 2009 as calculated in accordance with FASB ASC Topic 718, Stock Compensation.  The aggregate number of option awards outstanding for each director as of December 31, 2008 is as follows: Mr. Ellis – 81,130, Mr. Cary – 16,000, Mr. Brian – 22,000, Ms. Jones – 27,800, Mr. Smith – 0, Ms. O’Brien – 40,700, and Mr. Turel – 37,517.

The members of the Company's Board of Directors received cash compensation for their service on the Board in 2009, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.  Under the Company's Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year.  This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond.  In December 2005, each Director was granted 14,000 options for service during 2005.  In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

In January of 2009 the Board of Directors upon recommendation of the Compensation Committee who sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan.  Under the terms of the plan, any Board member can elect not to receive any or all of the compensation components and the Board reserves the right to suspend this plan at any time depending on the effects of the economy on the Company. The basic elements of the plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as, a yearly wine and glassware allowance were also approved.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(share numbers in table are in thousands except per share amounts)

Equity compensation plans approved by security holders (1)	355,700	$4.16	132,476
Equity compensation plans not approved by security holders	-	-	-

Total	355,700	$4.16	132,476

(1)	Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan and 2001 Stock Incentive Plan.

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 15, 2010, by (i) each person who beneficially owns more than 5% of the Company's Common Stock, (ii) each Director of the Company, (iii) each of the Company's named executive officers, and  (iv) all directors and executive officers as a group.  Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned
James W. Bernau President/CEO, Chair of the Board
2545 Cloverdale Road	614,032	(1)	12.6%
Turner, OR 97392

James L. Ellis Director
7850 S.E. King Road	81,130	(2)	**
Milwaukie, OR 97222

Thomas M. Brian Director
7630 SW Fir	22,000	(3)	**
Tigard, OR 97223

Delna L. Jones Director
14480 SW Chardonnay Ave	27,800	(4)	**
Tigard, OR 97224

Sean M. Cary Director
3188 Blacktail Drive	15,283	(5)	**
Eugene, OR 97405

Betty M. O'Brien Director
22500 Ingram Lane NW	42,200	(6)	**
Salem, OR 97304

Stan G. Turel Director
2125 NE 11th Place	39,517	(7)	**
Bend, OR 97701

Craig Smith Director	0		**
367 Sanrodee Drive
Salem, OR 97317

Jeff Fox CFO	1,000		**
14940 Seal Rock Ave NE
Aurora, OR 97002

All Directors, executive	842,962	(8)	17.2%
officers and persons owning
5% or more as a group (7 persons)

**         Less than one percent.

(1) Includes 68,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 29, 2010.

(2) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(3) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(4) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(5) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(6) Includes 30,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(7) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2010.

(8) Includes 312,500 shares issuable upon exercise of options exercisable within 60 days of the date of March 29, 2010.

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

The Board of Directors has determined that each of our directors, except Mr. Bernau, Mr. Ellis and Mr. Fox, is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

Item 14.  Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2009	2008
Audit Fees	$209,665	$292,917
Audit - Related Fees	-	-
Tax Fees	28,053	29,830
Other Fees	-	-

	$237,718	$322,747

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2009 and 2008.

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
James W. Bernau,
Chairperson of the Board, President

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairperson of the Board,	March 29, 2010
James W. Bernau	President
(Principal Executive Officer)

	CFO	March 29, 2010
Jeffrey J. Fox	(Principal Accounting Officer)

	Director	March 29, 2010
James L. Ellis

	Director	March 29, 2010
Thomas M. Brian

	Director	March 29, 2010
Delna L. Jones

	Director	March 29, 2010
Craig Smith

	Director	March 29, 2010
Betty M. O'Brien

	Director	March 29, 2010
Stan G. Turel

	Director	March 29, 2010
Sean M. Cary