Form 10-Q
period 2010-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2010-05-21
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

☐ YES                ☒ NO

Number of shares of common stock outstanding as of April 30, 2010:
4,888,977 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

Part 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

WILLAMETTE VALLEY VINEYARDS, INC.
Balance Sheet

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Accounts receivable trade, net	$1,078,041	$1,458,497
Inventories, net	11,797,244	12,169,407
Prepaid expenses and other current assets	139,294	58,746
Current portion of notes receivable	62,415	62,415
Income tax receivable	588,778	464,958

Total current assets	13,665,772	14,214,023

Vineyard development cost, net	1,714,556	1,732,979
Property and equipment, net	6,090,083	6,192,229
Debt issuance costs, net	38,296	41,353
Note receivable	92,671	120,248
Other assets	4,456	4,456

Total assets	$21,605,834	$22,305,288
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$216,949	$271,911
Line of credit	803,255	140,964
Current portion of long term debt	432,863	432,863
Accounts payable	518,599	823,517
Accrued expenses	421,739	467,588
Deferred income taxes	62,000	62,000
Grapes payable	-	657,371

Total current liabilities	2,455,405	2,856,214

Long-term debt, less current portion	3,182,318	3,286,005
Deferred rent liability	217,404	218,205
Deferred gain	305,812	313,835
Deferred income taxes	491,000	491,000

Total liabilities	6,651,939	7,165,259

Shareholders’ equity
Common stock, no par value - 10,000,000 shares authorized, 4,888,977 and 4,888,977 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,610,868	8,608,658
Retained earnings	6,343,027	6,531,371

Total shareholders’ equity	14,953,895	15,140,029

Total liabilities and shareholders’ equity	$21,605,834	$22,305,288

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)

	Three months ended
	March 31,
	2010	2009
Net revenues
Case revenue	$3,553,576	$3,629,247

Total net revenues	3,553,576	3,629,247

Cost of sales
Case	2,084,849	1,763,144

Total cost of sales	2,084,849	1,763,144

Gross profit	1,468,727	1,866,103

Selling, general and administrative expenses	1,741,483	1,561,734

Net operating income (loss)	(272,756)	304,369

Other income (expense)
Interest income	2,819	-
Interest expense	(53,304)	(32,663)
Other income(expense)	11,078	10,992

Net income (loss) before income taxes	(312,163)	282,698

Income tax expense/(benefit)	(123,819)	117,542

Net income (loss)	(188,344)	165,156

Retained earnings beginning of period	6,531,371	5,799,901

Retained earnings end of period	$6,343,027	$5,965,057

Basic earnings (loss) per common share	$(.04)	$.03

Diluted earnings (loss) per common share	$(.04)	$.03

Weighted average number of basic common shares outstanding	4,888,977	4,852,244

Weighted average number of diluted common shares outstanding	4,904,452	4,864,444

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(188,344)	$165,156
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	177,900	162,977
Inventory obsolescence reserve	54,303	-
Deferred gain	(8,023)	(8,024)
Deferred rent	(801)	-
Stock based compensation expense	2,210	4,494

Changes in operating assets and liabilities:
Accounts receivable trade	380,458	28,958
Inventories	317,860	(218,699)
Prepaid expenses and other current assets	(80,548)	(50,969)
Bank overdraft	(54,962)	81,132
Accounts payable	(304,918)	(371,667)
Accrued expenses	(45,849)	74,040
Income taxes receivable/payable	(123,820)	(57,458)
Grape payables	(657,371)	(569,897)

Net cash used in operating activities	(531,905)	(759,957)

Cash flows from investing activities;
Additions to property and equipment	(54,276)	(46,302)
Payments received on grape supplier loan	27,577	31,207

Net cash used in investing activities	(26,699)	(15,095)

Cash flows from financing activities:
Proceeds from stock options exercised	-	2,715
Borrowing from revolving line of credit	662,291	507,149
Payments on long-term debt	(103,687)	(85,173)

Net cash provided by financing activities	558,604	424,691

Net change in cash and cash equivalents	-	(350,361)

Cash and cash equivalents:
Beginning of period	-	350,361

End of period	$-	$-

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three months ended March 31, 2010. 15,475 and 12,200 potentially dilutive shares are included in the computation of dilutive earnings per share for the three months ended March 31, 2010 and 2009, respectively.

2) EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located under the FASB Accounting Standards Codification™ (“ASC”) Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on our financial statements.

3) STOCK BASED COMPENSATION

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended
	March 31, 2010
		Weighted
		average
		exercise
	Shares	price
Outstanding at beginning of period	355,700	$4.16
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of Period	355,700	$4.16

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

 Black-Scholes assumptions
March 31,
2010

Risk Free interest rates	3.84%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	26.9%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended March 31, 2010 and 2009, the Company recognized pretax compensation expense related to stock options and restricted stock grants of $2,210 and $4,494, respectively.

During the three months ended March 31, 2010, there were no transactions related to stock option exercise activity.

4) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31,	December 31,
	2010	2009
	(unaudited)

Winemaking and packaging materials	$683,341	$336,813
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	3,634,802	3,068,934
Finished goods (bottled wines and related products)	7,533,404	8,763,660
Obsolescence reserve	(54,303)	-

Current inventories	$11,797,244	$12,169,407

5) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:
	March 31,	December 31,
	2010	2009
	(unaudited)

Construction in progress	$184,147	$142,971
Land and improvements	2,594,155	2,594,155
Winery building and hospitality center	5,321,892	5,315,163
Equipment	5,573,126	5,566,757

	13,673,320	13,619,046

Less accumulated depreciation	(7,583,237)	(7,426,817)

	$6,090,083	$6,192,229

6)  INTEREST AND TAXES PAID

During the first quarter ended March 31, 2010, the Company paid $0 in federal, state and local income taxes and $110,025 in payroll tax. Additionally, $53,304 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three month period ended March 31, 2010 and 2009 by operating segment:

	Three months ended March 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$965,080	$2,588,496	$3,553,576

Cost of Sales	$780,238	$1,304,611	$2,084,849

Gross Profit	$184,842	$1,283,885	$1,468,727

% of sales	19.2%	49.6%	41.3%

	Three months ended March 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$907,526	$2,721,721	$3,629,247

Cost of Sales	$642,955	$1,120,189	$1,763,144

Gross Profit	$264,571	$1,601,532	$1,866,103

% of sales	29.2%	58.8%	51.4%

Total inventory for Bacchus Distribution was $1,554,059 of purchased wines and $335,768 of non-wine merchandise at March 31, 2010.  This compares to produced wine inventory of $5,530,944 and $4,376,473 of non-wine merchandise and work-in-process for the same period. At March 31, 2009 total inventory for Bacchus Distribution was $2,098,072 of purchased wines and $226,645 of non-wine merchandise at period end March 31, 2009. This compares to produced wine inventory of $4,210,312 and $4,287,874 of non-wine merchandise and work-in-process for the same period.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  Such policies were unchanged during the three months ended March 31, 2010.

Overview

The Company’s principal sources of revenue are derived from sales and distribution of wine.  Net loss for the first quarter ended March 31, 2010 was ($188,344) compared to net earnings of $165,156 for the first quarter ended March 31, 2009, a 214.0% decrease over the comparable prior year period.

As a result, the Company generated ($0.04) basic earnings per share during the three months ended March 31, 2010, a decrease of $0.07 basic earnings per share versus the comparable prior year period.

The Company sold approximately 31,865 cases during the three months ended March 31, 2010.  Of these cases sold, approximately 22,968 cases were produced brands and another 8,897 cases were purchased brands.

Sales revenue for the three months ended March 31, 2010 decreased $75,671 or -2.1%, from the comparable prior year period.

Reductions in sales revenue for the three months ended March 31, 2010 versus 2009 is being principally driven by loss of product placements and order activity from our chain store customers.  The main channel of the reduction is through our in-state wholesale distribution unit, Bacchus Fine Wines. The mix of produced brand versus purchased brands sales in-state has shifted from 45% in 2009 to 36% in 2010, a 20% reduction. This decrease in produced brands is mainly due to the reduced order activity of key chain store accounts as previously mentioned. Purchased brands sales revenue in-state in the first quarter 2010 is slightly higher than first quarter 2009.

Retail sales in the quarter increased versus the prior year mainly due to the additional sales provided by the off-site tasting room known as the Wine Center located in McMinnville, OR.  This new Retail location was opened in the fourth quarter of 2009.

Net operating loss for the quarter ended March 31, 2010 was ($272,756) which is $577,125 lower than that of the prior year. The substantially lower operating income is a result of several key factors as follows:

Decreased sales volume from Oregon wholesale customers of higher margin winery produced wines.  Restaurant customers are experiencing reduced demand for wine and retailers are seeing a shift to lower priced wines.  The Company's mix of sales, particularly Oregon wholesale sales, has shifted to its lower priced, lower margin wines during this period.

Gross margins on produced wine are declining due to higher wine and packaging costs incurred in 2007 and 2008 while the recession has prevented any price increases in finished wine.  During 2007, at the height of supply demand, prices of supplies rose and freight surcharges were applied.  During 2008, production materials, grapes and bulk wine demand and prices started to soften but the Oregon wine industry was hit with one of its lowest harvest yields per acre on record, causing much higher per ton costs.  The reduced demand for production supplies and record high wine-grape harvest in 2009 have produced a lower per case production cost from which the Company should benefit with the release of the 2009 vintage beginning with the '09 Whole Cluster Pinot Noir in June. Provided the Company can maintain its general price position, operating income from produced wines should improve. Promotional pricing to remain competitive has also negatively impacted gross margins.

The historically high 2009 harvest will produce lower per unit costs but also a challenge.  Management has identified approximately 25,000 case equivalents in bulk wine that are in excess of projected need for this vintage and is currently presenting bulk wine samples to wine brokers and other producers.  If management is unable to sell all the excess bulk wine, then the balance will need to be bottled to preserve its quality, placing additional demand on cash resources.

Gross margins on purchased wines have declined due to smaller, less efficient freight cost orders placed with suppliers and less container purchases from overseas.  The Company has been focused on managing its inventory tighter but this has resulted in higher per case costs.  From June 2008 to the end of the First Quarter 2010, total purchased wine inventory has been reduced from $2.3 million to $1.5 million.  Promotional pricing to remain competitive has also reduced margins as well as a shift to lower priced wines which earn smaller margins.

As the Company is working down its aged inventory of purchased wines, these are being sold at lower than standard margins and in some cases at or below cost to avoid the wine spoiling from excessive age.  In 2009, management implemented a new inventory management and purchasing system to identify and prevent the accumulation of purchased wine inventory.  From October 2009 to the end of the 1st Quarter 2010, aged wine inventory has been reduced from $698,332 to $543,034.  Approximately 30% of purchased wine inventory has been categorized by management as aged and of special sales focus.  In the first quarter 2010 an inventory obsolescence reserve of $54,303 was established for purchased brands wine inventory that is slow-moving and aged.

Management expects to return to more profitable container orders and a balanced inventory next year which should restore gross margins from purchased wines to historic levels.

Additionally, a shift in the mix of sales from produced brands to purchased brands in our Oregon wholesale market where we achieve a lower gross profit has adversely impacted gross margins in the first quarter 2010.

The increase in Sales, General and Administrative expense is primarily due to incremental labor costs for shared service departments including related payroll taxes and fringe benefits. These increased expenses are somewhat offset by savings in professional service fees for accounting and legal services versus the prior year.

Management has taken steps to increase sales with the Founder/CEO making numerous key account calls across the nation and the sales and production staff increasing account presentations.  Management is cutting expenses by reducing staffing, selling and administrative expenses and discontinuing the employer match of the 401k employee contributions.  Packaging and freight costs are being renegotiated and lowered.

The winery bottled approximately 3,300 cases in the first quarter of 2010, mainly 2009 vintage Pinot Gris.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2010.  At March 31, 2010, the Company had a credit line balance of $803,255 and $1,196,745 of available credit. The interest rate charged in the quarter was 3.25%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at March 31, 2010 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of March 31, 2010, the Company was in compliance with all of the financial covenants. The Company is in the process of renewing its revolving line of credit which is due to expire in June 2010.

In the first quarter of 2010 Willamette Valley Vineyards received significant media attention surrounding our sustainable efforts and reputation for innovation.

Willamette Valley Vineyards' 2007 Hannah Pinot Noir received 90 pts in the June edition of the Wine Enthusiast magazine as did the 2007 Griffin Creek Merlot.

The 2008 Riesling garnered a 89 point score and Best Value rating from the Wine Spectator and was featured by them as Wine of the Week.

Sunset Magazine in their March issue included information about the winery's new Willamette Valley Vineyards Wine Center in downtown McMinnville.

RESULTS OF OPERATIONS

Revenue

Net revenue for the three months ended March 31, 2010 decreased $75,671 or -2.1%, from the comparable prior year period. In-state wholesale revenue decreased $147,556 versus the comparable prior year quarter. The decrease in Oregon wholesale revenue in the quarter is primarily due to reduced order activity of produced brands by chain customers.

Sales to out-of-state distributors in the first quarter of 2010 through our National Sales Department are consistent with first quarter sales in 2009.

Retail direct-to-consumer sales for the three months ended March 31, 2010 increased by $55,694 or 10.4% versus prior year. This is mainly due to increased attendance and related sales activity at on-site and off-site events. The addition of a new tasting room in McMinnville, OR known as the Wine Center also helped sustain retail tasting room sales in the first quarter 2010 versus 2009.

Our revenues from winery operations are summarized as follows:

	Three months ended
	March 31,
	2010	2009

Retail Sales, Rental Income and Events	$588,969	$533,275
In-state sales	1,509,330	1,656,886
Out-of-state sales	1,530,865	1,528,873
Misc. sales	10,650	-

Total Revenue	3,639,814	3,719,034

Less excise taxes	(86,238)	(89,787)

Net Revenue	$3,553,576	$3,629,247

Retail sales, rental income and events for the three months ended March 31, 2010 increased $55,694 or 10.4% compared to the first quarter 2009.  For the quarter, the increase in sales revenue is primarily due to increased attendance and related sales at on-site and off-site events.  Additionally, the addition of the new off-site tasting room known as the Wine Center located in McMinnville, OR, helped maintain tasting room sales consistent with prior year sales.

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $147,556 or -8.9%, for the three months ended March 31, 2010, compared to the corresponding prior year period. The decrease is largely the result of the reduced level of order activity by some key chain store customers versus the first quarter of 2009. Sales to our largest wholesale in-state customer for the three months ended March 31, 2010 represent 9.6% of total wholesale in-state sales. Compared to the three months ended March 31, 2009 sales to this customer as a percentage of total wholesale in-state sales has decreased 53.7%. This raises awareness regarding the concentration of sales upon a retailer who customarily rotates there stock of producer brands, where no assurance can be given of continued placement.

Out-of-state sales in the three months ended March 31, 2010 increased only $1,992 or 0.1% versus the comparable prior year period.

Gross Profit

Gross profit for the three months ended March 31, 2010 decreased $397,376 or -21.3%, versus the first quarter of 2009.

As a percentage of net revenue, gross profit from winery operations was 41.3% in the three months ended March 31, 2010, compared to 51.4% in the comparable prior year period. The decrease in gross profit as a percentage of net revenue for the three months ended March 31, 2010 is mainly due to the increase in the cost of our produced brands across our product lines.  Additionally, the shift in the mix of sales from produced brands to purchased brands in our in-state wholesale distributor, Bacchus Fine Wines. This shift represents a lower percentage of total gross profit and has unfavorably impacted our gross profit percentage for the first three months of 2010 versus prior year. The Company continues to focus on improved distribution of higher margin Willamette Valley Vineyards brand products as well as continuing our efforts to reduce grape and production costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2010 increased $179,749 or 11.5% compared to the corresponding prior year period.  This increase is due primarily to incremental labor and related taxes and benefits for shared service administrative staff. The Company has experienced significant savings in professional service fees for accounting and legal services and freight costs for outbound shipments. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 49.0% for the three months ended March 31, 2010, as compared to 43.0% for the comparable prior year period.

Interest Income, Interest Expense

Interest income for the first quarter 2010 was $2,819. Interest expense for the three months ended March 31, 2010, increased $20,641 or 63.7% compared to the corresponding prior year period.  The average interest rate paid for the three months ended March 31, 2010 was 4.9%.

Income Taxes

The income tax benefit in the first quarter 2010 was $123,819 for the three months ended March 31, 2010, compared to income tax expense of $117,542 for the comparable prior year period. Our estimated tax rate for the three months ended March 31, 2010 and 2009 was 39.7% and 41.6%, respectively.

Net Income and Earnings per Share

As a result of the factors listed above, net loss for the three months ended March 31, 2010 was $188,344 compared to net income of $165,156 in the comparable prior year period. This is a decrease of 214.0% versus 2009 for the three months ended March 31, 2010.  Diluted loss per share was ($0.04) for the first quarter 2010, compared to $0.03 earnings per diluted share in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2010, we had a working capital balance of $11.2 million and a current working capital ratio of 5.57:1. At December 31, 2009, we had a working capital balance of $11.4 million and a current working capital ratio of 4.98:1.  We had a cash balance of $0 at March 31, 2010, compared to a cash balance of $0 at December 31, 2009.

Total cash used in operating activities in the three months ended March 31, 2010 was $531,905 compared to cash used by operating activities of $759,957 for the same period in the prior year.  The decrease in cash used in operating activities versus prior year was primarily due to the reduction in on-hand inventory. This is offset somewhat by an increase in cash used to reduce grapes payable.

Total cash used in investing activities in the three months ended March 31, 2010 was $26,699, compared to $15,095 used in the comparable prior year period.  The slight increase was due to a small increase in capital expenditures versus the prior year.

Total cash provided by financing activities in the three months ended March 31, 2010 was $558,604 compared to $424,691 provided by financing activities in the comparable prior year period. Cash provided by financing activities in the current year primarily consists of revolving credit line advances needed to support working capital requirements.

At March 31, 2010, the line of credit balance was $803,255, on a maximum borrowing amount of $2,000,000.  We have a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by us on a quarterly basis. As of March 31, 2010, we were in compliance with all of the financial covenants. The existing line of credit with Umpqua bank is due to expires on June 30, 2010. The Company is actively pursuing a renewal of its line of credit for another year. The terms of our line of credit refinancing, including amounts available and interest rates, may be less favorable then the terms of our current arrangement.

As of March 31, 2010, we had a total long-term debt balance of $3,615,181, including the portion due in the next year, owed to Farm Credit Services. There was no new long-term debt incurred in the quarter ended March 31, 2010. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger warehouse storage facility.

At March 31, 2010, we owed $0 on grape contracts. For the 2010 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following table outlines the sales, cost of sales and gross profit, for the three month period ended March 31, 2010 by operating segment:

	Three months ended March 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$965,080	$2,588,496	$3,553,576

Cost of Sales	$780,238	$1,304,611	$2,084,849

Gross Profit	$184,842	$1,283,885	$1,468,727

% of sales	19.2%	49.6%	41.3%

	Three months ended March 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$907,526	$2,721,721	$3,629,247

Cost of Sales	$642,955	$1,120,189	$1,763,144

Gross Profit	$264,571	$1,601,532	$1,866,103

% of sales	29.2%	58.8%	51.4%

Total inventory for Bacchus Distribution was $1,554,059 of purchased wines and $335,768 of non-wine merchandise at March 31, 2010.  This compares to produced wine inventory of $5,530,944 and $4,376,473 of non-wine merchandise and work-in-process for the same period. At March 31, 2009 total inventory for Bacchus Distribution was $2,098,072 of purchased wines and $226,645 of non-wine merchandise at period end March 31, 2009. This compares to produced wine inventory of $4,210,312 and $4,287,874 of non-wine merchandise and work-in-process for the same period.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended March 31, 2010, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2)accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s conclusions are based upon the continued existence of the material weakness identified in our annual report on Form 10-K for the period ended December 31, 2009, the nature of which is summarized below.

As of December 31, 2009, the Company had identified the following material weakness. Management has determined this material weakness continued to exist as of March 31, 2010.

•
Lack of sufficient procedures and controls related to the allocation of our costs to our produced wine. This weakness was identified during the 2009 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss-Adams LLP. During the 2009 year-end audit, significant analysis and review were completed and ultimately resulted in an adjustment to inventory and cost of goods sold of $373,691.

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

Changes in Internal Control over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended December 31, 2009, management concluded that our internal control over financial reporting was not effective due to the existence of the material weakness identified above.

In an attempt to remediate this material weakness, the Company implemented the following remedial actions during the first three months of 2010:

•
The Company has added additional accounting resources to develop, implement and maintain procedures and controls related to the costing of our produced wines.  As of March 31, 2010, these controls and procedures had not been fully developed or implemented and the material weakness identified above had not been fully remediated.

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

Item 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

31.2   Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1   Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2   Certification of Jeffrey J. Fox pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 21, 2010	By /s/ James W. Bernau
James W. Bernau
President

Date: May 21, 2010	By /s/ Jeffrey J. Fox
Jeffrey J. Fox
Controller