Form 10-Q
period 2010-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2010-08-16
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________

FORM 10-Q
___________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-21522

WILLAMETTE VALLEY VINEYARDS, INC.

 (Exact name of registrant as specified in charter)

Oregon	93-0981021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

___________________________________________________________

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

☐ YES        ☒ NO

Number of shares of common stock outstanding as of June 30, 2010:
4,888,977 shares, no par value

WILLAMETTE VALLEY VINEYARDS, INC.

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	June 30,	December 31
	2010	2009
	(unaudited)

ASSETS
Current Assets:
Accounts receivable trade,net	$931,707	$1,458,497
Inventories	11,607,273	12,169,407
Prepaid expenses and other
current assets	136,183	58,746
Current portion of notes receivable	62,415	62,415
Income tax receivable	304,996	464,958

Total current assets	13,042,574	14,214,023

Vineyard development cost, net	1,699,188	1,732,979
Property and equipment, net	6,032,100	6,192,229
Debt issuance costs, net	36,721	41,353
Note receivable, net of current portion	95,981	120,248
Other assets	4,456	4,456

Total assets	$20,911,020	$22,305,288

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$14,209	$271,911
Line of credit	134,474	140,964
Current portion of long term debt	432,863	432,863
Accounts payable	699,434	823,517
Accrued expenses	405,823	467,588
Deferred income taxes	62,000	62,000
Grapes payable	-	657,371

Total current liabilities	1,748,803	2,856,214

Long-term debt, net of current portion	3,074,643	3,286,005
Deferred rent liability	216,604	218,205
Deferred gain	297,788	313,835
Deferred income taxes	491,000	491,000

Total liabilities	5,828,838	7,165,259

Shareholders' equity
Common stock, no par value - 10,000,000
shares authorized, 4,888,977 and 4,888,977
shares issued and outstanding at June 30,
2010 and December 31, 2009	8,610,868	8,608,658
Retained Earnings	6,471,314	6,531,371

Total shareholders' equity	15,082,182	15,140,029

Total liabilities and shareholders' equity	$20,911,020	$22,305,288

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues
Case revenue	$4,095,430	$4,052,383	$7,649,005	$7,692,621

Total net revenues	4,095,430	4,052,383	7,649,005	7,692,621

Cost of sales
Case	2,237,543	2,056,684	4,322,392	3,819,828

Total cost of sales	2,237,543	2,056,684	4,322,392	3,819,828

Gross profit	1,857,887	1,995,699	3,326,613	3,872,793

Selling, general and
administrative expenses	1,594,620	1,537,775	3,336,103	3,099,509

Net operating
income (loss)	263,267	457,924	(9,490)	773,284

Other income (expense)
Interest income	3,310	-	6,129	-
Interest expense	(56,393)	(36,216)	(109,697)	(68,878)
Other income (expense)	1,884	1,922	12,963	1,922

Net income (loss) before
income taxes	212,068	423,630	(100,095)	706,328

Income tax expense/ (benefit)	83,781	169,846	(40,038)	287,388

Net income (loss)	128,287	253,784	(60,057)	418,940

Retained earnings beginning
of period	6,343,027	5,965,057	6,531,371	5,799,901

Retained earnings
end of period	$6,471,314	$6,218,841	$6,471,314	$6,218,841

Basic earnings (loss) per
common share	$0.03	$0.05	$(0.01)	$0.09

Diluted earnings (loss) per common share	$0.03	$0.05	$(0.01)	$0.09

Weighted average number of
basic common shares
outstanding	4,888,977	4,858,480	4,888,977	4,855,379

Weighted average number of
diluted common shares
outstanding	4,902,345	4,877,738	4,903,394	4,858,146

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(60,057)	$418,940
Reconciliation of net income (loss)
to net cash from
operating activities:
Depreciation and amortization	353,867	326,866
Deferred gain	(16,047)	(16,047)
Deferred rent	(1,601)	-
Stock based compensation expense	2,210	8,988

Changes in operating assets and
liabilities:
Accounts receivable trade	526,790	63,156
Inventories	562,134	(1,015,457)
Prepaid expenses and other
current assets	(77,437)	(58,845)
Income taxes receivable	-	(122,961)
Accounts payable	(124,083)	(205,583)
Accrued expenses	(61,765)	23,532
Income taxes payable	159,962	-
Grape payables	(657,371)	(569,897)

Net cash from
operating activities	606,602	(1,147,308)

Cash flows from investing activities;
Additions to property and equipment	(152,251)	(206,797)
Additions to vineyard development	(3,064)	(23,340)
Payments received on grape supplier loan	24,267	31,207

Net cash from investing activities	(131,048)	(198,930)

Cash flow from financing activities:
Proceeds from stock options exercised	-	28,015
Bank overdraft	(257,702)	76,920
Net borrowings (payments) on
revolving line of credit	(6,490)	1,042,440
Payments on long-term debt	(211,362)	(156,008)
Excess tax benefit on stock option exercises		4,510

Net cash provided from
financing activities	(475,554)	995,877

Net change in cash and
cash equivalents	-	(350,361)

Cash and cash equivalents:
Beginning of period	-	350,361

End of period	$-	$-

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months and six months ended June 30, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three and six month periods ended June 30, 2010. 13,368 and 14,417 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2010, respectively. 19,258 and 2,767 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2009, respectively.

2) Effects of Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located under the FASB Accounting Standards Codification™ (“ASC”) Topic 855 “Subsequent Events” (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on our financial statements.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Six months ended
	June 30, 2010		June 30, 2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning
of period	355,700	$4.16	355,700	$4.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end
of Period	355,700	$4.16	355,700	$4.16

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

Black-Scholes assumptions

June 30,
2010

Risk Free interest rates	2.97%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	25.5%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended June 30, 2010 and 2009, the Company recognized pretax compensation expense related to stock options of $ 0 and $ 4,494, respectively; and for the six months ended June 30, 2010 and 2009, the Company recognized pretax compensation expense related to stock options of $2,210 and $8,988, respectively.

During the Six months ended June 30, 2010, there were no transactions related to stock option exercise activity.

4) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30,	December 31,
	2010	2009
	(unaudited)

Winemaking and packaging materials	$430,932	$336,813
Work-in-progress (costs relating
to unprocessed and/or bulk
wine products)	2,885,932	3,068,934
Finished goods (bottled wines and related products)	8,290,409	8,763,660

Current inventories	$11,607,273	$12,169,407

5) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:
	June 30,	December 31,
	2010	2009
	(unaudited)

Construction in progress	$260,088	$142,971
Land and improvements	2,603,763	2,594,155
Winery building and hospitality center	5,326,859	5,315,163
Equipment	5,580,587	5,566,757

	13,771,297	13,619,046

Less accumulated depreciation	(7,739,197)	(7,426,817)

	$6,032,100	$6,192,229

6)  INTEREST AND TAXES PAID

During the second quarter ended June 30, 2010, the Company paid $0 in federal, state and local income taxes and $100,315 in payroll tax. Additionally, $ 56,393 was paid in interest on the long-term debt and revolving credit line for the same period. For the six month period ended June 30, 2010, the Company paid $0 in Federal, State and Local income taxes and $212,452 in Payroll tax. Additionally, $ 109,698 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three month and six month periods ended June 30, 2010 and 2009 by operating segment:

	Three months ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,131,368	$2,964,062	$4,095,430

Cost of Sales	$792,949	$1,444,594	$2,237,543

Gross Profit	$338,419	$1,519,468	$1,857,887

% of sales	29.9%	51.3%	45.4%

	Six months ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$2,096,449	$5,552,556	$7,649,005

Cost of Sales	$1,573,187	$2,749,205	$4,322,392

Gross Profit	$523,262	$2,803,351	$3,326,613

% of sales	24.9%	50.5%	43.5%

Total inventory for Bacchus Distribution was $1,461,997 of purchased wines and $342,522 of non-wine merchandise at June 30, 2010.  At June 30, 2009 total inventory for Bacchus Distribution was $2,546,373 of purchased wines and $413,279 of non-wine merchandise, a reduction of $ 1,084,376 of purchased wines and $ 70,757 of non-wine merchandise from 2009 to 2010. Total inventory for produced wine inventory was $6,429,662 and $3,373,092 of non-wine merchandise and work-in-process at June 30, 2010. At June 30, 2009 total produced wine inventory of $4,942,035 and $3,717,976 of non-wine merchandise and work-in-process for the same period, an increase of $ 1,487,627 for produced wine inventory and a reduction of $ 344,884 in work-in-process from 2009 to 2010.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  Such policies were unchanged during the three and six months ended June 30, 2010.

Overview

The Company’s principal sources of revenue are derived from sales and distribution of wine.  Net income for the second quarter ended June 30, 2010 was $ 128,287 compared to net earnings of $ 253,784 for the second quarter ended June 30, 2009, a 49.5% decrease over the comparable prior year period.

As a result, the Company generated $0.03 basic earnings per share during the three months ended June 30, 2010, a decrease of $0.02 basic earnings per share versus the comparable prior year period.

Sales revenue for the three months ended June 30, 2010 increased $43,047 or 1.06%, from the comparable prior year period. Sales revenue for the six months ended June 30, 2010 decreased $ 43,616 or .57% from the comparable prior year period.

Sales revenue for the three months ended June 30, 2010 compared to 2009 is up slightly. The mix of produced brand versus purchased brands sales in-state in our Bacchus Fine Wines distribution unit is consistent between 2009 and 2010.

Retail sales in the quarter increased versus the prior year due to the additional sales provided by the off-site tasting room known as the Wine Center located in McMinnville, OR as well as a substantial increase in direct sales generated through our Wine Club and Wine Ambassador program.

Net operating income for the quarter ended June 30, 2010 was $263,267 which is $194,657 lower than that of the prior year. This is mainly due to a reduction in our gross profit margin as a result of the higher cost of produced wines sold during the period compared to last year and an increase in our general and administrative expenses. Cost of sales has increased mainly due to the increase in the cost of produced wines sold in the prior vintages across product lines.  The increase in Sales, General and Administrative expense is primarily due to incremental labor costs for shared service departments including related payroll taxes and fringe benefits. These increased expenses are somewhat offset by savings in professional service fees for accounting and legal services versus the prior year.

The winery bottled approximately 56,400 cases in the second quarter of 2010, mainly 2009 vintage Pinot Gris, 2009 vintage Pinot Noir-Wholecluster and 2009 vintage Riesling.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2011.  At June 30, 2010, the Company had a credit line balance of $134,474 and $1,865,526 of available credit. The interest rate charged in the quarter was 3.25%. The interest rate on this note is a variable interest rate and is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”).  The index rate at June 30, 2010 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of June 30, 2010, the Company was in compliance with all of the financial covenants.

Willamette Valley Vineyards wines continue to receive media recognition for quality.

The June 2010 Wine Enthusiast in its June issue gave the ‘07 Hannah Pinot Noir 90 points along with calling it “The return of elegance.” The Wine Spectator selected the ’08 Riesling Wine of the Week an 89 point score. The ’07 Elton Pinot Noir and ’08 Riesling took Gold at Tasters Guild Wine Competition.

Patterson’s Tasting Panel, in their July issue rated the ’08 Dijon Clone Chardonnay with 91 points. It was the first of our wines to carry the Oregon Certified Sustainable Wine seal.

Wine Enthusiast also gave our 2007 Griffin Creek Merlot 90 points and 2007 Griffin Creek Cabernet Franc 89 points.

Eight of our wines took a Gold Medal at the Oregon Wine Awards: 2007 Elton Pinot Noir, 2007 Tualatin Estate Vineyard Pinot Noir, 2007 Hannah Pinot Noir, 2007 Signature Cuvée Pinot Noir, 2008 Riesling, 2009 Tualatin Estate Muscat, 2007 Griffin Creek Syrah, and 2007 Griffin Creek Merlot.

Wine & Spirits Magazine, in the August issue, named our ‘08 Dry Riesling Best Buy and a Year’s Best Riesling.

Our 2008 Riesling was selected by the Oregon Wine Press as a Value Pick in their July edition

The Summer 2010 edition of Wine Press Northwest, our 2007 Hannah Pinot Noir was given an “Outstanding,” 2007 Tualatin Pinot Noir an “Excellent,” 2007 Quinta Reserva Port an “Excellent,” 2008 Gewurztraminer an “Outstanding,” 2009 Semi-Sparkling Muscat Frizzante an “Outstanding,” 2007 Griffin Creek Syrah an “Outstanding,” and 2007 Griffin Creek Cabernet Franc an “Excellent.”

Additionally, in the Summer 2010 issue of Wine Press Northwest they did a feature on ice wines with our 2007 Sweet Muller-Thurgau and 2008 Sweet Hannah taking home “Excellent” ratings.

The May/June issue of Northwest Palate labeled our 2008 Whole Cluster Pinot Noir as a Vintage Value.

Our winery was one of fourteen wineries to participate in the Carbon Neutral Challenge. Portland Monthly Magazine ran a profile highlighting our participation.

Our Tasting Room was featured in Summer 2010 issue of Wine Press Northwest as one of the “10 Great NW Tasting Rooms.”

RESULTS OF OPERATIONS

Revenue

Net revenue for the three months ended June 30, 2010 increased $43,047 or 1.06%, from the comparable prior year period. Sales to out-of-state distributors in the second quarter of 2010 through our National Sales Department decreased $190,338 or -10.4% but were offset by gains through our other sales departments. Last year, significant sales through a large national chain were not duplicated this year due to retailer product rotation.

Oregon wholesale sales through the department, Bacchus Fine Wines, increased $85,248 and our Direct Sales Department (direct-to-consumer) sales increased by $122,676 or 20.61% versus prior year. These retail gains are due to increased attendance and related sales activity at the on-site and off-site events as well as a substantial increase in Wine Club sales during the quarter. The addition of a new tasting room in McMinnville, OR known as the Wine Center also helped sustain retail tasting room sales in the second quarter 2010 versus 2009.

The Company sold approximately 37,274 cases during the three months ended June 30, 2010.  Of these cases sold, approximately 27,456 cases were produced brands and another 9,818 cases were purchased brands.

Our revenues from winery operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Retail Sales, Rental
Income and Events	$717,932	$595,255	$1,306,900	$1,128,530
In-state sales	1,977,010	1,825,696	3,393,242	3,398,539
Out-of-state sales	1,536,465	1,774,850	3,160,391	3,387,765

Total Revenue	4,231,407	4,195,801	7,860,533	7,914,834

Less excise taxes	(135,977)	(143,418)	(211,528)	(222,213)

Net Revenue	$4,095,430	$4,052,383	$7,649,005	$7,692,621

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, increased $151,314 or 8.29%, for the three months ended June 30, 2010, compared to the corresponding prior year period.

Out-of-state sales in the three months ended June 30, 2010 decreased $238,382 or -13.43% versus the comparable prior year period.

Cost of Goods Sold

Our Cost of Goods on produced wines have increased sharply from prior vintages sold resulting in a decrease in Gross Profit of $137,936 over the prior period. Management expects margins to return to historical levels when the ’09 vintage wines are sold.

Gross Profit

Gross profit for the three months ended June 30, 2010 decreased $137,812 or -6.91%, versus the second quarter of 2009.

As a percentage of net revenue, gross profit from winery operations was 45.36% in the three months ended June 30, 2010, compared to 49.25% in the comparable prior year period. The decrease in gross profit as a percentage of net revenue for the three months ended June 31, 2010 is mainly due to the increase in the cost of our produced brands across our product lines.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2010 increased $56,845 or 3.7% compared to the corresponding prior year period.  This increase is due primarily to incremental labor and related taxes and benefits for shared service administrative staff. The Company has experienced significant savings in professional service fees for accounting and legal services and freight costs for outbound shipments. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 38.6% for the three months ended June 30, 2010, as compared to 37.9% for the comparable prior year period.

Interest Income, Interest Expense

Interest income for the second quarter 2010 was $3,310 and for the six months ended June 30, 2010 was $ 6,129. Interest expense for the three months ended June 30, 2010 was $ 56,393 an increase of 20,177 or 55.7% compared to the corresponding prior year period. Interest expense for the six months ended June 30, 2010 was $ 109,697 an increase of $40,819 or 59.3% compared to the corresponding prior year period.  The average interest rate paid for the three months ended June 30, 2010 was 4.9%.

Income Taxes

The income tax expense in the second quarter 2010 was $83,781 for the three months ended June 30, 2010, compared to income tax expense of $169,846 for the comparable prior year period. Our estimated tax rate for the three months ended June 30, 2010 and 2009 was 40.0% and 40.0%, respectively.

Net Income and Earnings per Share

The reduction in gross margin combined with higher selling and administrative costs produced a Net Income for the second quarter ended June 30, 2010 of $128,287 compared to net income of $253,784, a 49.5% decrease over the comparable prior year period. As a result, the Company generated a $0.03 basic earnings per share during the three months ended June 30, 2010, a decrease of $0.02 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 56,400 cased in the Second Quarter of 2010, mainly 2009 vintage Pinot Gris, 2009 vintage Pinot Noir-Whole Cluster and 2009 vintage Riesling.

The record ’09 harvest has significantly added to produced wine inventory and work-in-progress. However, purchased wine and merchandise inventories are being brought into balance through tighter sales and purchasing management – a reduction of $ 882,657 in this carried inventory value since June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had a working capital balance of $11.3 million and a current working capital ratio of 7.45:1. At December 31, 2009, we had a working capital balance of $11.4 million and a current working capital ratio of 4.98:1.  We had a cash balance of $0 at June 30, 2010, compared to a cash balance of $0 at December 31, 2009.

Total cash provided by operating activities in the six months ended June 30, 2010 was $606,602 compared to cash used in operating activities of $1,147,308 for the same period in the prior year.  The decrease in cash used in operating activities versus prior year was primarily due to the reduction in on-hand inventory.

Total cash used in investing activities in the six months ended June 30, 2010 was $131,048, compared to $198,930 used in the comparable prior year period.  The decrease was due to a reduction in the current period of capital expenditures for property and equipment and vineyard development costs versus the prior year.

Total cash used in financing activities in the six months ended June 30, 2010 was $475,554 compared to $995,877 provided by financing activities in the comparable prior year period. Cash provided by financing activities in the current year primarily consists of revolving credit line advances needed to support working capital requirements.

The Company has an asset-based loan agreement with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2011. At June 30, 2010, the Company had a credit line balance of $134,474 and $1,865,526 of available credit. The interest rate charged in the quarter was 3.25%. The interest rate on this note is a variable interest rate and is subject ot change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal (the “Index”). The index rate at June 30, 2010 is 3.25%. The loan agreement contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity

As of June 30, 2010, we had a total long-term debt balance of $3,507,506, including the portion due in the next year, owed to Farm Credit Services, GMAC and Kubota. There was no new long-term debt incurred in the quarter ended June 30, 2010. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger warehouse storage facility.

At June 30, 2010, we owed $0 on grape contracts. For the 2010 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following tables outline the sales, cost of sales and gross profit, for the three and six month period ended June 30, 2010 and 2009 by operating segment:

	Three months ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$1,131,368	$2,964,062	$4,095,430

Cost of Sales	$792,949	$1,444,594	$2,237,543

Gross Profit	$338,419	$1,519,468	$1,857,887

% of sales	29.9%	51.3%	45.4%

	Six months ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net Sales	$2,096,449	$5,552,556	$7,649,005

Cost of Sales	$1,573,187	$2,749,205	$4,322,392

Gross Profit	$523,262	$2,803,351	$3,326,613

% of sales	24.9%	50.5%	43.5%

Total inventory for Bacchus Distribution was $1,461,997 of purchased wines and $342,522 of non-wine merchandise at June 30, 2010.  At June 30, 2009 total inventory for Bacchus Distribution was $2,546,373 of purchased wines and $413,279 of non-wine merchandise, a reduction of $ 1,084,376 of purchased wines and $ 70,757 of non-wine merchandise from 2009 to 2010. Total inventory for produced wine inventory was $6,429,662 and $3,373,092 of non-wine merchandise and work-in-process at June 30, 2010. At June 30, 2009 total produced wine inventory of $4,942,035 and $3,717,976 of non-wine merchandise and work-in-process for the same period, an increase of $ 1,487,627 for produced wine inventory and a reduction of $ 344,884 in work-in-process from 2009 to 2010.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended June 30, 2010, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2010 were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1)recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s conclusions are based upon the continued existence of the material weakness identified in our annual report on Form 10-K for period ended December 31, 2010, the nature of which is summarized below.

As of December 31, 2009, the Company had identified the following material weakness. Management has determined this material weakness continued to exist as of June 30, 2010.

•
Lack of sufficient procedures and controls related to the allocation of costs to our produced wine. This weakness was identified during the 2008 year-end audit by management and accounting staff present at the time of the audit, in conjunction with our independent auditors, Moss Adams LLP. During the 2009 year-end audit significant analysis and review were completed and ultimately resulted in an adjustment to inventory and cost of goods sold of $373,691.

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

In an attempt to remediate this material weakness, the Company implemented the following remedial actions during the first six months of 2010:

•
The Company has added additional accounting resources to develop, implement and maintain procedures and controls related to the costing of our produced wines.  As of June 30, 2010, these controls and procedures are in the process but had not been fully developed or implemented and the material weakness identified above had not been fully remediated.

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

31.2  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1  Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2  Certification of R. Steven Caldwell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 16, 2010	By /s/ James W. Bernau
James W. Bernau
President

Date: August 16, 2010	By /s/ R. Steven Caldwell
R. Steven Caldwell
Chief Financial Officer