Form 10-Q
period 2010-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2010-11-15
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ YES        ☒ NO

Number of shares of common stock outstanding as of September 30, 2010: 4,892,977 shares, no par value

                  WILLAMETTE VALLEY VINEYARDS, INC.

WILLAMETTE VALLEY VINEYARDS, INC.

Balance Sheet

	September 30 2010 (unaudited)	December 31 2009

ASSETS
Current Assets:
Cash and cash equivalents	$336,463	$-
Accounts receivable trade,net	1,497,094	1,458,497
Inventories	11,033,187	12,169,407
Prepaid expenses and other
current assets	138,476	58,746
Current portion of notes receivable	62,415	62,415
Income tax receivable	192,460	464,958

Total current assets	13,260,095	14,214,023

Vineyard development cost, net	1,680,740	1,732,979
Property and equipment, net	6,071,280	6,192,229
Debt issuance costs, net	34,405	41,353
Note receivable, net of current portion	99,398	120,248
Other assets	4,456	4,456
Total assets	$21,150,374	$22,305,288

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$271,911
Line of credit	-	140,964
Current portion of long term debt	450,268	432,863
Accounts payable	940,814	823,517
Accrued expenses	485,148	467,588
Deferred income taxes	62,000	62,000
Grapes payable	-	657,371

Total current liabilities	1,938,230	2,856,214

Long-term debt, net of current portion	2,949,174	3,286,005
Deferred rent liability	215,803	218,205
Deferred gain	289,764	313,835
Deferred income taxes	491,000	491,000
Total liabilities	5,883,971	7,165,259

Shareholders' equity
Common stock, no par value - 10,000,000 shares authorized, 4,892,977 and 4,888,977 shares issued and outstanding at September 30, 2010 and December 31, 2009	8,623,744	8,608,658
Retained Earnings	6,642,659	6,531,371
Total shareholders' equity	15,266,403	15,140,029
Total liabilities and shareholders' equity	$21,150,374	$22,305,288

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues
Case revenue	$4,600,344	$4,360,206	$12,249,349	$12,052,828

Total net revenues	4,600,344	4,360,206	12,249,349	12,052,828

Cost of sales
Case	2,629,786	2,231,411	6,952,178	6,051,242

Total cost of sales	2,629,786	2,231,411	6,952,178	6,051,242

Gross profit	1,970,558	2,128,795	5,297,171	6,001,586

Selling, general and administrative expenses	1,638,320	1,668,935	4,974,422	4,768,443

Net operating income	332,238	459,860	322,749	1,233,143

Other income (expense)
Interest income	3,419	-	9,546	-
Interest expense	(53,265)	(42,135)	(162,962)	(111,013)
Other income	3,182	895	16,146	2,818

Net income before income taxes	285,574	418,620	185,479	1,124,948

Income tax expense	114,229	170,599	74,191	457,987

Net income	171,345	248,021	111,288	666,961

Retained earnings beginning of period	6,471,314	6,218,841	6,531,371	5,799,901

Retained earnings end of period	$6,642,659	$6,466,862	$6,642,659	$6,466,862

Basic earnings per common share	$0.04	$0.05	$0.02	$0.14

Diluted earnings per common share	$0.03	$0.05	$0.02	$0.14

Weighted average number of basic common shares outstanding	4,891,760	4,877,020	4,889,915	4,862,667

Weighted average number of diluted common shares outstanding	4,898,203	4,888,667	4,896,530	4,845,304

The accompanying notes are an integral part of this financial statement.

WILLAMETTE VALLEY VINEYARDS, INC.
Statement of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$111,288	$666,961
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	531,864	485,011
Inventory obsolescense reserve	20,418	-
Deferred gain	(24,071)	(24,071)
Deferred rent	(2,402)	426
Bad Debt Expense	5,390	-
Stock based compensation expense	8,836	13,482

Changes in operating assets and liabilities:
Accounts receivable trade	(43,987)	(215,719)
Inventories	1,115,802	(1,036,530)
Prepaid expenses and other
current assets	(79,730)	(73,873)
Income taxes receivable	272,498	-
Accounts payable	117,297	(510,352)
Accrued expenses	17,560	(2,446)
Income taxes payable	-	(270,736)
Grape payables	(657,371)	(509,488)

Net cash from operating activities	1,393,392	(1,477,335)

Cash flows from investing activities;
Additions to property and equipment	(348,665)	(495,018)
Additions to vineyard development	(3,063)	(35,183)
Payments received on grape supplier loan	20,850	31,207

Net cash from investing activities	(330,878)	(498,994)

Cash flow from financing activities:
Proceeds from stock options exercised	6,250	75,015
Bank overdraft	(271,911)	1,753,251
Net borrowings (payments) on
revolving line of credit	(140,964)	28,380
Payments on long-term debt	(319,426)	(243,549)
Excess tax benefit on stock option exercises	-	20,386

Net cash from financing activities	(726,051)	1,633,483

Net change in cash and cash equivalents	336,463	(342,846)

Cash and cash equivalents:
Beginning of period	-	350,361

End of period	$336,463	$7,515

The accompanying notes are an integral part of this financial statement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months and nine months ended September 30, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010, or any portion thereof.

The Company consists of the retail, in-state self-distribution and out-of-state sales departments.  These departments have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes for production and distribution. The in-state self-distribution business known as Bacchus Fine Wines has the unique characteristic of selling wholesale purchased wines and glassware in addition to Company produced wines. The Company reports limited financial information for two operating segments as follows: Bacchus Distribution and Produced Wines.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. There were no potentially dilutive shares excluded from the computation for the three and nine month periods ended September 30, 2010. 6,443 and 6,615 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2010, respectively. 11,647 and 17,363 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2009, respectively.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	355,700	$4.16	355,700	$4.16
Exercised	(4,000)	1.56	(4,000)	1.56
Expired	(79,000)	3.33	(79,000)	3.33
Outstanding at end of Period	272,700	$4.44	272,700	$4.44

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

Black-Scholes assumptions

September 30,
2010
Risk free interest rates	2.53%
Expected dividend	0%
Expected lives, in years	5-10
Expected volatility	24.4%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended September 30, 2010 and 2009, the Company recognized pretax compensation expense related to stock options of $ 6,626 and $ 4,494, respectively; and for the nine months ended September 30, 2010 and 2009, the Company recognized pretax compensation expense related to stock options of $8,836 and $13,482, respectively.

During the nine months ended September 30, 2010, the following transactions related to stock option exercise occurred:

	Shares	Exercise Price
Stock Options Exercised	4,000	$1.56

The exercise of the aforementioned options resulted in a reduction of $3,036 in the Company’s tax liability.  This tax savings is reflected in the financials presented at September 30, 2010.

4) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2010 (unaudited)	December 31, 2009
Winemaking and packaging materials	$330,093	$336,813
Work-in-progress (costs relating to unprocessed and/or bulk wine products)	2,492,650	3,068,934
Finished goods (bottled wines and related products)	8,210,443	8,763,660
Current inventories	$11,033,187	$12,169,407

5) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2010 (unaudited)	December 31, 2009
Construction in progress	$253,750	$142,971
Land and improvements	2,603,763	2,594,155
Winery building and hospitality center	5,328,579	5,315,163
Equipment	5,781,619	5,566,757
	13,967,711	13,619,046
Less accumulated depreciation	(7,896,431)	(7,426,817)
	$6,071,280	$6,192,229

6)  INTEREST AND TAXES PAID

During the third quarter ended September 30, 2010, the Company paid $0 in federal, state and local income taxes and $107,401 in payroll tax. Additionally, $ 53,265 was paid in interest on the long-term debt and revolving credit line for the same period. For the nine month period ended September 30, 2010, the Company received a Federal tax refund in the amount of $200,000, paid $0 in Federal, State and Local income taxes and $319,852 in payroll tax. Additionally, $ 162,962 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three month and nine month periods ended September 30, 2010 by operating segment:

	Three months ended September 30, 2010
	Bacchus Distribution	Produced Wine	Total
Net Sales	$1,078,711	$3,521,633	$4,600,344
Cost of Sales	$884,087	$1,745,699	$2,629,786
Gross Profit	$194,624	$1,775,934	$1,970,558
% of sales	18.0%	50.4%	42.8%

	Nine months ended September 30, 2010
	Bacchus Distribution	Produced Wine	Total
Net Sales	$3,082,062	$9,167,287	$12,249,349
Cost of Sales	$2,457,273	$4,494,905	$6,952,178
Gross Profit	$624,789	$4,672,382	$5,297,171
% of sales	20.3%	51.0%	43.2%

Total inventory for Bacchus Distribution was $1,371,656 of purchased wines and $367,348 of non-wine merchandise at September 30, 2010.  At September 30, 2009 total inventory for Bacchus Distribution was $2,118,897 of purchased wines and $347,621 of non-wine merchandise, a reduction of $ 747,241 of purchased wines and an increase of $ 19,727 of non-wine merchandise from 2009 to 2010. Total inventory for produced wine inventory was $6,471,438 and $2,822,743 of non-wine merchandise and work-in-process at September 30, 2010. At September 30, 2009 total produced wine inventory of $6,337,133 and $2,837,086 of non-wine merchandise and work-in-process for the same period, an increase of $ 134,305 for produced wine inventory and a reduction of $ 14,343 in work-in-process from 2009 to 2010.

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

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  Such policies were unchanged during the three and nine months ended September 30, 2010.

Overview

Net revenue for the three months ended September 30, 2010 increased $240,138 or 5.5%, from the comparable prior year period.  Sales to out-of-state distributors in the third quarter of 2010 through our National Sales Department increased $213,355 or 12.6% and our Direct Sales Department increased by $96,396 or 14.5% but these gains were partially offset by a reduction of $190,533 in revenues from our in-state wholesale department, Bacchus Fine Wines.  Last year, significant Oregon sales through a large national chain were not duplicated this year due to retailer product rotation.

Despite Oregon's poor economy, these direct retail gains are due to increased winery visitations and related sales activity at on-site and off-site events as well as a substantial increase in Wine Club sales during the quarter. The addition of a new tasting room in McMinnville, OR known as the Wine Center also helped sustain retail tasting room sales in the third quarter 2010 versus 2009.

The Company sold approximately 38,868 cases during the three months ended September 30, 2010.  Of these cases sold, approximately 28,951 cases were produced brands and another 9,917 cases were purchased brands.

Our cost of goods on produced wines have increased sharply for those vintages sold resulting in a decrease in Gross Profit of $68,699 over the prior period.  Management expects margins to return to historical levels when the '09 vintage wines are sold and the portion of purchased wine which is aged and discounted is sold.

The reduction in gross margin, partially offset by a decrease in administrative costs produced a net income for the third quarter ended September 30, 2010 of $171,345 compared to net earnings of $248,021, a 30.9% decrease over the comparable prior year period.  As a result, the Company generated $0.04 basic earnings per share during the three months ended September 30, 2010, a decrease of $0.01 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 33,950 cases in the third quarter of 2010, mainly 2009 vintage and Estate Pinot Noir as well as Riesling.

The record '09 harvest has significantly added to produced wine inventory and work-in-progress.  However, purchased wine and merchandise inventories are being brought into balance through tighter sales and purchasing management - a reduction of $1,136,220 in this carried inventory value since December 31, 2009.

The Company has an asset-based loan agreement (the “line of credit”)with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2011.  The index rate at September 30, 2010 is 3.25%. the loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2010, the Company was in compliance with all of the financial covenants.

At September 30, 2010, we had no amount outstanding on the line of credit. At September 30, 2010, the availability on the line of credit was $2,000,000.

At December 31, 2009, we had $140,964 outstanding on the line of credit. At December 31, 2009, the availability on the line of credit was $1,859,036.

Willamette Valley Vineyards continues to garner high praise from consumer media and wine reviewers for high quality wines and high-profile marketing efforts.

Our 2008 Willamette Valley Vineyards Pinot Noir was “Recommended” in the summer edition of Wine Press Northwest. It was also featured in the October issue of Sunset Magazine as one of Top Seven Pinot Noirs. The summer edition of Wine Press Northwest also reviewed the 2008 Estate Pinot Noir, 2008 Signature Cuvee Pinot Noir, and 2008 Elton Pinot Noir as “Excellent” and the 2009 Whole Cluster Pinot Noir as “Outstanding!”.

Our 2008 Dijon Clone Chardonnay was rated 91 points by editor Meredith May in the July issue of Patterson’s Tasting Panel. This was our first wine to carry the Oregon Certified Sustainable Wine seal on its label.

In the August issue of Wine & Spirits Magazine, our 2008 Dry Riesling was awarded 88 points, as well as named a “Best Buy” and a “Year’s Best Riesling”. Of 183 Rieslings tasted over a 12 month period, only 14 qualified as Best Buys and 30 made the rank of Year’s Best. Additionally, wine writer Gregory Dal Piaz, Editor in Chief of Snooth – a web-based wine review and shopping site – scored the 2008 Dry Riesling at 90 points and our 2008 semi-sweet Riesling at 92 points.

Continuing efforts to expand distribution in Hong Kong garnered media attention during the third quarter, with the Oregon Business Magazine and The Oregonian both running stories that featured WVV’s involvement in international trade efforts. As one of 14 Oregon wineries to announce our carbon neutrality in April, coverage of the story continues in regional publications. Portland Monthly Magazine, the Oregon Wine Press and the Portland Business Journal all ran stories highlighting WVV’s involvement in this first-of-its-kind program.

In October, Willamette Valley Vineyards hosted its 12th annual Chefs’ Nite Out, this year raising $52,000 for the Marion-Polk Foodshare.  Additionally, the winery and Founder Jim Bernau were honored with the prestigious Oregon Governor’s Gold Award for having “achieved the status of one of the region’s leading wineries; recognized for its environmental concerns and sustainable winegrowing practices; and has earned the title of one of America’s great Pinot Noir producers.”

RESULTS OF OPERATIONS

Revenue

Net revenue for the three months ended September 30, 2010 increased $240,138 or 5.5%, from the comparable prior year period. Sales through our in-state distribution arm, Bacchus Fine Wines, decreased $ 190,533 or 9.1% but were offset by gains through our other sales departments.

Sales to out-of-state distributors in the third quarter increased $213,355, or 12.63% and our Direct Sales Department (direct-to-consumer) sales increased by $96,396 or 14.5% versus prior year. These retail gains are due to increased attendance and related sales activity at the on-site and off-site events as well as a substantial increase in Wine Club sales during the quarter. The increase in revenue in the third quarter of 2010 is also reflective of $137,777 in bulk wine sales during the period. There were no bulk wine sales in the prior year period.

The Company sold approximately 38,868 cases during the three months ended September 30, 2010.  Of these cases sold, approximately 28,951 cases were produced brands and another 9,917 cases were purchased brands.

Our revenues from winery operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Retail Sales, Rental
Income and Events	$760,520	$664,124	$2,067,420	$1,792,655
In-state sales	1,899,078	2,089,611	5,385,419	5,572,194
Out-of-state sales	1,901,976	1,688,622	4,969,309	4,992,344
Bulk/misc sales	138,340	-	148,989	10,991
Total Revenue	4,699,914	4,442,357	12,571,137	12,368,184
Less excise taxes	(99,570)	(82,151)	(321,788)	(315,356)
Net Revenue	$4,600,344	$4,360,206	$12,249,349	$12,052,828

Sales in the state of Oregon, through our wholesale department, Bacchus Fine Wines, decreased $190,533 or 9.1%, for the three months ended September 30, 2010, compared to the corresponding prior year period.

Out-of-state sales in the three months ended September 30, 2010 increased $213,354 or 12.6% versus the comparable prior year period.

Cost of Goods Sold

Our cost of goods on produced wines have increased sharply from prior vintages sold and an aggressive push to reduce our aged purchase wine inventory has resulted in a decrease in Gross Profit of $158,237 over the prior period. Management expects margins to return to historical levels when the ’09 vintage wines are sold and we have worked through our aged inventory to an acceptable level.

Gross Profit

Gross profit for the three months ended September 30, 2010 decreased $158,237 or -7.43%, versus the third quarter of 2009.

As a percentage of net revenue, gross profit from winery operations was 42.84% in the three months ended September 30, 2010, compared to 48.82% in the comparable prior year period. The decrease in gross profit as a percentage of net revenue for the three months ended September 30, 2010 is mainly due to the increase in the cost of our produced brands across our product lines as well as the aggressive push to reduce our aged purchase wine inventory.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2010 decreased $30,615 or 1.8% compared to the corresponding prior year period.  This decrease is due primarily to a reduction in  professional service fees for accounting and legal services. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 35.6% for the three months ended September 30, 2010, as compared to 38.3% for the comparable prior year period.

Interest Income, Interest Expense

Interest income for the third quarter 2010 was $3,419 and for the nine months ended September 30, 2010 was $ 9,546. During the corresponding periods in 2009 the Company earned no interest income. Interest expense for the three months ended September 30, 2010 was $ 53,265 an increase of $11,130 or 26.4% compared to the corresponding prior year period. Interest expense for the nine months ended September 30, 2010 was $ 162,962 an increase of $52,079 or 47.0% compared to the corresponding prior year period.  The average interest rate paid for the three months ended September 30, 2010 was 6.2%.

Income Taxes

The income tax expense in the third quarter 2010 was $114,229 for the three months ended September 30, 2010, compared to income tax expense of $170,599 for the comparable prior year period. Our estimated tax rate for the three months ended September 30, 2010 and 2009 was 40.0% and 40.0%, respectively.

Net Income and Earnings per Share

The reduction in gross margin although offset somewhat by a decrease in selling and administrative costs produced a net income for the third quarter ended September 30, 2010 of $171,345 compared to net income of $248,021, a 30.9% decrease over the comparable prior year period. As a result, the Company generated a $0.04 basic earnings per share during the three months ended September 30, 2010, a decrease of $0.01 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 33,950 cases in the third quarter of 2010, mainly 2009 vintage Pinot Noir-OCS, 2009 vintage Pinot Noir-Estate and 2009 vintage Riesling.

The record ’09 harvest has significantly added to produced wine inventory and work-in-progress. It is offset, however, by a reduction in purchased wine and merchandise inventories through tighter sales and purchasing management – a reduction of $ 1,136,220 in this carried inventory value since December 31, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had a working capital balance of $11.3 million and a current working capital ratio of 6.84:1. At December 31, 2009, we had a working capital balance of $11.4 million and a current working capital ratio of 4.98:1.  We had a cash balance of $336,463 at September 30, 2010, compared to a cash balance of $0 at December 31, 2009.

Total cash provided by operating activities in the nine months ended September 30, 2010 was $1,393,392 compared to cash used in operating activities of $1,477,335 for the same period in the prior year.  The decrease in cash used in operating activities versus prior year was primarily due to the reduction in on-hand inventory.

Total cash used in investing activities in the nine months ended September 30, 2010 was $330,878, compared to $498,994 used in the comparable prior year period.  The decrease was due to a reduction in the current period of capital expenditures for property and equipment and vineyard development costs versus the prior year.

Total cash used in financing activities in the nine months ended September 30, 2010 was $726,051 compared to $1,633,483 provided by financing activities in the comparable prior year period. Cash used by financing activities in the current year primarily consists of the reduction of the bank overdraft as well as payments on the revolving credit line and long-term debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2011. The index rate at September 30, 2010 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2010, the Company was in compliance with all of the financial convenants.

At September 30, 2010, we had no amount outstanding on the line of credit. At September 30, 2010, the availability on the line of credit was $2,000,000.

At December 31, 2009, we had $140,964 outstanding on the line of credit. At December 31, 2009, the availability on the line of credit was $1,859,036.

As of September 30, 2010, we had a total long-term debt balance of $3,399,442, including the portion due in the next year, owed to Farm Credit Services, GMAC and Kubota. As of December 31, 2009, we had a total long-term debt balance of $3,718,868. There was no new long-term debt incurred in the quarter ended September 30, 2010. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance our Hospitality Center, invest in new winery equipment to increase our winemaking capacity, and complete a larger warehouse storage facility.

At September 30, 2010, we owed $0 on grape contracts. For the 2010 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following tables outline the sales, cost of sales and gross profit, for the three and nine month period ended September 30, 2010 by operating segment:

	Three months ended September 30, 2010
	Bacchus Distribution	Produced Wine	Total
Net Sales	$1,078,711	$3,521,633	$4,600,344
Cost of Sales	$884,087	$1,745,699	$2,629,786
Gross Profit	$194,624	$1,775,934	$1,970,558
% of sales	18.0%	50.4%	42.8%

	Nine months ended September 30, 2010
	Bacchus Distribution	Produced Wine	Total
Net Sales	$3,082,062	$9,167,287	$12,249,349
Cost of Sales	$2,457,273	$4,494,905	$6,952,178
Gross Profit	$624,789	$4,672,382	$5,297,171
% of sales	20.3%	51.0%	43.2%

Total inventory for Bacchus Distribution was $1,371,656 of purchased wines and $367,348 of non-wine merchandise at September 30, 2010.  At September 30, 2009 total inventory for Bacchus Distribution was $2,118,897 of purchased wines and $347,621 of non-wine merchandise, a reduction of $ 747,241 of purchased wines and an increase of $ 19,727 of non-wine merchandise from 2009 to 2010. Total inventory for produced wine inventory was $6,471,438 and $2,822,743 of non-wine merchandise and work-in-process at September 30, 2010. At September 30, 2009 total produced wine inventory of $6,337,133 and $2,837,086 of non-wine merchandise and work-in-process for the same period, an increase of $ 134,305 for produced wine inventory and a reduction of $ 14,343 in work-in-process from 2009 to 2010.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  For the period ended September 30, 2010, management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010 were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1)recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s conclusions are based upon the continued existence of the material weakness identified in our annual report on Form 10-K for period ended December 31, 2010, the nature of which is summarized below.

As of December 31, 2009, the Company had identified the following material weakness. Management has determined this material weakness continued to exist as of September 30, 2010.

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

In an attempt to remediate this material weakness, the Company implemented the following remedial actions during the first nine months of 2010:

•
The Company has added additional accounting resources to develop, implement and maintain procedures and controls related to the costing of our produced wines.  As of September 30, 2010, these controls and procedures are in the process but had not been fully developed or implemented and the material weakness identified above had not been fully remediated

PART II. OTHER INFORMATION

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 15, 2010	By	/s/ James W. Bernau
James W. Bernau
President

Date: November 15, 2010	By	/s/ R. Steven Caldwell
R. Steven Caldwell
Chief Financial Officer