Form 10-K
period 2010-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2011-04-01
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act:   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:            Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $17,111,420.

The number of outstanding shares of the registrant’s Common Stock as of March 29, 2011 was 4,892,977.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors.”

Business

Introduction – Willamette Valley Vineyards, Inc. (the “Company” or WVV) was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, where the Company’s Turner Vineyard and Winery are located on 90 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon. The Company’s wines are made from grapes grown on the 791 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 125 acres near Forest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2010, $19 to $100 per bottle; Chardonnay, $16 to $20 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 to $12 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

The Company currently produces and sells small quantities of Oregon’s Nog (a seasonal holiday product), $10 per bottle, and Edelweiss, $10 per bottle, under a “Made in Oregon Cellars” label.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship, $35 per bottle; Semi-Sparkling Muscat, $17 per bottle.

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

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. Since 1999, there has been an increase of 83 percent in the number of wineries located in the United States. In addition, wineries are classified as one of the fastest growing segments in agriculture with an annual growth of 10–15 percent.

In spite of the sluggish economy, the United States is also experiencing growth in the revenue generated from the sale of wine. United States wine consumption registered its 16th consecutive annual gain in 2009 with a mere 0.5 percent increase (30 percent increase in the past decade).  According to the Gomberg-Fredrikson 2010 Annual Wine Industry Review, America is now the No. 1 wine consuming country in the world, surpassing France. America shows no signs of slowing down by posting the highest sales by value in January 2011 for the past five years.  Domestically-produced red wines are projected to be the industry’s fastest-growing segment, led by Pinot Noir and Cabernet Sauvignon, according to The U.S. Wine Market: Impact Databank Review and Forecast, 2009 Edition. Domestic white varietals are also expected to record volume gains, led by Pinot Gris and Riesling.

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

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2009 there were 387 commercial wineries licensed in Oregon and 19,400 acres of wine grape vineyards, 15,600 acres of which are currently producing. Total production of Oregon wines in 2009 is estimated to be approximately 2.3 million cases versus 2.1 million cases in 2008. The increase in cases produced is mainly due to the higher harvest yields in 2009 versus 2008. Oregon’s entire 2009 production has an estimated retail value of approximately $466 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $233 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Vineyard were with non-resistant rootstock. As of December 31, 2010, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are with, and all future planting will be with phylloxera-resistant rootstock. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

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

2010 Oregon harvest – The National Agricultural Statistics report states that the total yield per harvested acre in Oregon was down 29.0% in 2010. The planting of new grape acreage slowed again in 2010 with 900 acres of new acres planted compared to 1,098 in 2009. There was a net gain of 40 wineries in Oregon with an 4.4% increase in total cooperage. Case sales of Oregon wine increased 16.0% in 2010 and wine sales in dollars increased 25.0% from a year ago. The average price per ton for all grapes harvested in Oregon increased from $1,910 per ton in 2009 to $2,030 per ton in 2010. Total wine production in Oregon decreased 24.0% in 2010.

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

Based upon several highly regarded surveys of the U.S. wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location, successful support of distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 22,934 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra premium cork-finished-wine through a combination of (i) direct sales at the Winery, (ii) distribution to Oregon regional restaurants and retail outlets, and (iii) sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

The Company believes the location of its Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. The Company’s Hospitality Center has further increased the Company’s direct sales and enhanced public recognition of its wines.

Vineyard – The Company now owns and leases for 460 acres of vineyard land. The vineyards the company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, we anticipate these vineyards along, along with the existing grape purchase contracts will enable the Company to grow approximately 85.0% of the grapes needed to meet the Winery’s ultimate production capacity of 297,000 gallons (125,000 cases).

The property – The Company’s estate vineyard at the Turner site currently has 48 acres planted and producing, with 24 acres of “certified organic” (by Oregon Tilth) Pinot Noir and 24 acres of Pinot Gris and Chardonnay. The oldest grapevines were planted in 1985, with additional grapevines planted in 1992, 1993, and 1999. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors. We estimate these vines will continue to produce for another 35 years under conditions known today.

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

These new French clones are called “Dijon clones” after the University of Dijon in Burgundy, which assisted in their selection and shipment to a U.S. government authorized quarantine site, and then seven years later to Oregon winegrowers. The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667 and 777. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot Noir clones were planted at the Tualatin Estate with phylloxera-resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self-rooted, non-phylloxera-resistant vines at the Company’s Estate Vineyard near Turner.

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company’s Estate Vineyard with phylloxera-resistant rootstock.

In 2009 an additional 8.8 acres of Pinot Noir was planted at the Estate on property acquired though lot line adjustment and purchase.

The purchase of Tualatin Vineyards, Inc. in April 1997 (including the subsequent sale-leasebacks of portions of the property in December 1999 and 2004) added 83 acres of additional producing vineyards and approximately 60 acres of bare land for future plantings. In 1997, the Company planted 19 acres at the Tualatin site and planted another 41 acres in 1998, the majority being Pinot Noir. In 2009 an additional 5 acres was planted at Tualatin Vineyards on property acquired though lot line adjustment and purchase.

In 1999, the Company purchased 33 acres of vineyard land adjoining Tualatin Estate for future plantings and used lot line adjustments to create three separate land parcels at Tualatin Estate. In 2005 and 2006, the Company planted 23 acres and 10 acres, respectively, of mainly Pinot Gris and Pinot Noir.

Grape supply – In 2010, the Company’s 48 acres of producing estate vineyard yielded approximately 106 tons of grapes for the Winery’s twenty second harvest. Tualatin Vineyards produced 446 tons of grapes in 2010. Elton Vineyards produced 122 tons of grapes in 2010. In 2010, the Company purchased an additional 371 tons of grapes from other growers. The Winery’s 2010 total wine production was 262,113 gallons (110,224 cases) from its 2009 and 2010 harvests. The Company expects to produce approximately 170,000 gallons in 2011 (71,500 cases) from its 2010 harvest. The Vineyard cannot and will not provide the sole supply of grapes for the Winery’s near-term production requirements.

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

In 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. The acreage is mostly planted in Pinot Noir. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2010, the annual costs of this lease were $111,772. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.

In 2008 the Company purchased 80 acres, of which 71 acres is plantable, and also entered into a 34-year lease agreement with a property owner in the Eola Hills for an additional 109 acres. Both the purchased and leased properties are adjacent to the existing Elton Vineyards site. The 71 and 109 acres which are available for planting in 2011 will be developed into vineyards over time. Terms of the lease agreement contain rent escalation that rises as the vineyard is developed.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices or from bulk wine purchases from neighboring wineries. The Company believes high quality grapes and bulk wine will be available for purchase in sufficient quantity to meet the Company’s requirements. The grapes grown on the Company’s vineyards establish a foundation of quality, through the Company’s farming practices, upon which the quality of the Company’s wines is built. In addition, wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural conditions – Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris. The Company believes that the Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France. These conditions are unduplicated anywhere else in the world except in the great wine grape regions of Northern Europe.

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

Susceptibility of vineyards to disease – The Tualatin Vineyard and the leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. The Company has not detected any phylloxera at its Turner Vineyard.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2010, the Winery produced approximately 262,000 gallons (110,224 cases) from its 2009 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Hospitality facility – The Company has a large tasting and hospitality facility of 19,470 square feet (the “Hospitality Center”). The first floor of the Hospitality Center includes retail sales space and a “great room” designed to accommodate approximately 400 persons for gatherings, meetings, weddings and large wine tastings. An observation tower and decking around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Vineyard. The Hospitality Center is joined with the present Winery by an underground cellar tunnel. The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company’s wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

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

Mortgages on properties – The Company’s winery facilities in Turner are subject to three mortgages with an aggregate principal balance of $3,258,958 at December 31, 2010. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $637,000 annually through 2011, $296,000 annually from 2012 through 2024 and $137,000 annually from 2025 through 2028.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Gallons of
	Grapes	Bulk	Production	Cases
Harvest Year	Harvested	Purchases	Year	Produced

2005	1,132		2005	72,297
2006	1.488		2006	81,081
2007	1,746		2007	115,466
2008	1,425	57,736	2008	121,027
2009	2,133	74,954	2009	132,072
2010	1,045	4,276	2010	110,224

Cases produced per ton harvested often varies between years mainly due to the timing of when the cases are produced.

Sales and Distribution

Marketing strategy – The Company markets and sells its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon, directly through mailing lists, and through distributors and wine brokers selling in specific targeted areas outside of the state of Oregon. As the Company has increased production volumes and achieved greater brand recognition, sales to other domestic markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

We believe that online, consumer wine reviews are and will continue to play a significant role in “word of mouth” recommendations and consumer choices, and thus have been focusing our efforts in recent years on generating online interest in Willamette Valley Vineyards and its wines.

Our online efforts include the world of social marketing, and Willamette Valley Vineyards is now active on Facebook and Twitter. We also upload videos to YouTube and have a company blog. The number of people who follow us on each of these applications has grown consistently since these programs have been active.

Direct sales – The Company’s Winery is located adjacent to the state’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s third-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and second-largest metropolitan areas (Portland and Eugene, respectively). The Company believes the Winery’s unique location along Interstate 5 has resulted in a greater amount of wines sold at the Winery as compared to the Oregon industry standard. Direct sales from the Winery are an important distribution channel and an effective means of product promotion. To increase brand awareness, the Company offers educational Winery tours and product presentations by trained personnel.

The Company holds four major festivals and events at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given. Numerous private parties, wedding receptions and political and other events are also held at the Winery.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2010, direct sales contributed approximately 15.0% of the Company’s revenue.

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

Self-distribution – In 1990, the Company established a self-distribution wholesale system, now called Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon. Eighteen sales representatives, who take wine orders and make some deliveries primarily on a commission-only basis, currently carry out the self-distribution program. Company-provided trucks and delivery drivers support most of these sales representatives. The Company believes this program of self-representation and delivery has allowed its wines to gain a strong presence in the Oregon market with over 900 restaurant and retail accounts established as of December 31, 2010.

The Company has expended significant resources to establish its self-distribution system. The system initially focused on distribution in the Willamette Valley, but has expanded to the Oregon coast, southern Oregon and central Oregon. For 2010, approximately 44.0% of the Company’s net revenues were attributable to self-distribution.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas where self-distribution is not feasible. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized. Outside of Oregon, the Company’s products are distributed in 50 states and the District of Columbia and 8 non-domestic (export) customers. In 2010 and 2009, approximately 40.0% and 38.0% of the Company’s net revenues were attributable to out of state distribution.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 400 wineries. An additional advantage for the Willamette Valley wine tourist is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is located 45 minutes from Portland and less than one mile from The Enchanted Forest, which operates from March 15 to September 30 each year and attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Hope Valley Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 297,000 gallons (125,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company’s wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14.0% and $1.57 per gallon for wines with alcohol content above 14.0%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon for wines with alcohol content at or below 14.0% and $0.77 per gallon for wines with alcohol content above 14.0% on all wine sold in Oregon. In addition, all states in which the Company’s wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business.

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

Employees

As of December 31, 2010 the Company had 75 full-time employees and 52 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.. The public may  obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including the Company, that file  electronically with the SECwww.sec.gov.. You may learn more about the Company by visiting the Companie’s website atwww.wvv.com.

ITEM 1A.  RISK FACTORS

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

Our common stock is thinly traded, and therefore not as liquid as other investments.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns, leases, or contracts for 791 acres of vineyard land of which 290 acres is owned and 501 acres leased or under contract for grape purchases.

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2010, the Winery produced 262,000 gallons (110,224 cases) from its 2009 and 2010 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company has a large tasting and hospitality facility of 19,470 square feet (the “Hospitality Center”). The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company’s wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging. See additional discussion of vineyard & wine production facility under Item 1. Business.

The Company carries Property and Liability insurance coverage in amounts deemed adequate by Management.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “WVVI.”

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s Common Stock as reported on the NASDAQ Capital Market:

Quarters ended 2010	12/31/2010	9/30/2010	6/30/2010	3/31/2010

High	$3.92	$3.69	$3.71	$3.95
Low	$3.25	$3.30	$3.17	$3.26

Quarters ended 2009	12/31/2009	9/30/2009	6/30/2009	3/31/2009

High	$4.25	$4.19	$4.20	$3.60
Low	$3.07	$2.66	$2.28	$2.03

Holders

As of March 29, 2011, we had approximately 2,715 stockholders of record.

Dividends

The Company has not paid any dividends on the Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to grow the distribution of its brands, improve the quality of its products and reduce debt.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business – Forward-Looking Statements.”

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

The Company’s principal sources of revenue are derived from sales and distribution of wine. Revenue is recognized from wine sales at the time of shipment and passage of title. Our payment arrangements with customers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day or longer terms for some international customers.

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

Overview

Results of Operations

The Company produced revenues of $17,370,803 in 2010 versus $16,563,712 in the prior year, an increase of 4.9%. Income from operations decreased by 24.2% to $846,604 in 2010, in comparison to $1,117,399 in 2009. Net earnings decreased by 43.7% to $411,808 versus $731,470 in the prior year, and diluted earnings per share were 8 cents per share, which compares to 15 cents per share in the prior year.

These results are a combination of several key factors affecting reductions in gross profit, increased expenses and increase in income tax expense.

Reductions in gross profit account for approximately 7.1% of the change in income from operations versus the prior year and increases in expenses account for about 77.7% of the unfavorable change.

Gross profit reductions were generally affected by one key factor: increased production costs of produced brands which resulted in a higher cost of goods sold.

The increase in sales, general and administrative expense versus the prior year resulted from increased wages and salary expense in G&A coupled with related expenses for payroll taxes and benefits as well as increased marketing efforts. This was partially offset by the reduction in professional services for accounting and legal fees versus the prior year.

Increases in G&A labor costs were mainly due to an increase in headcount required to effectively staff the accounting/IT department during the period where inventory costing and control was a material weakness for our operations.

The gross margin percent received from sales of all the winery’s products were 44.0% in 2010 compared to 47.0% for 2009. The reduced margin is due to increases in the cost of produced wine. The gross margin received from the sale of produced wine in 2010 was 49.7% compared to 54.0% in 2009.

Out-of-state distributor sales revenue increased 4.2% for the year ended December 31, 2010 as compared to the prior year. Retail sales increased 12.6%. Bacchus Fine Wines suffered a decrease of 8.1% in the sales of Winery produced products but an increase (approximately 7.8%) in sales of purchased wine and merchandise from other suppliers. In-state and out-of-state sales were both favorably impacted by additional placements of core produced brands at a key customer.

The Winery had a line of credit balance of $0 and $140,964 at December 31, 2010 and 2009 respectively.

Sales

In the year ended December 31, 2010, the Company sold approximately 18,000 cases of Willamette Valley Pinot Noir (vintage level), 7,200 cases of Barrel Select Pinot Noir, 3,600 cases of Founders Reserve Pinot Noir, 2,500 cases of Single Vineyard Designates Pinot Noir, 18,000 cases of Whole Cluster Pinot Noir, 19,000 cases of Pinot Gris and 23,500 cases of Riesling.

At December 31, 2010 the Company had inventory on-hand of approximately 30,169 cases of Willamette Valley Pinot Noir (vintage level), 6,416 cases of Barrel Select Pinot Noir, 5,214 cases of Founders Reserve Pinot Noir, 7,100 cases of Single Vineyard Designates Pinot Noir, 1,828 cases of Whole Cluster Pinot Noir, 24,296 cases of Pinot Gris and 12,255 cases of Riesling.

The Company has or plans to bottle 10,000 cases of 2010 Willamette Valley Pinot Noir (vintage level), 6,400 cases of Single Vineyard Designate Pinot Noir, 19,000 cases of 2010 Whole Cluster Pinot Noir, 5,500 cases of 2010 Pinot Gris and 16,500 cases of 2010 Riesling by December 2011.

The Company sold approximately 152,000 cases of wine in 2010, of which 114,000 cases were Winery-produced wines. Of the Winery-produced case sales in 2010, approximately 91,800 were the above listed varieties. Total purchased wine case sales in 2010 were approximately 39,000 cases. The 2010 harvest produced 1,045 tons of wine grapes. The 2010 harvest yielded lower volumes, approximately 50.0% lower than prior year. The expected 2010 vintage yield is expected to produce approximately 72,000 cases, which includes a few selected bulk wine sales.

Wine Inventory

The Company had approximately 97,258 cases of bottled wine on-hand at the end of 2010.  In 2008, the Company addressed long-term grape shortages by acquiring an additional 80 acres of undeveloped vineyard land in the Eola Hills adjacent to the existing Elton Vineyards property currently under lease. The Company also executed a long-term lease for an additional 108.8 acres at the same Eola Hills site. These sites remain undeveloped. The Company also acquired 15 acres of property in 2008 adjacent to the existing Estate site at the Winery in Turner, OR. Of these 15 acres at the Estate Winery, 8.8 acres were developed and been planted in grapes in 2009. Lastly, the Company acquired 5 acres of additional vineyard land at its Tualatin Estate Vineyard in 2008 and these acres were also developed and planted in 2009.

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

Production Capacity

Management purchased capital assets in 2010 at approximately the same level as 2009. Purchases made in 2009 were mainly replacement barrels for production and some minor machinery and equipment purchases also for production. Capital purchases in 2011 will be reviewed closely to address future production requirements based on the expected increases in wine grape quantities. Management decided not to use the Tualatin production facility in 2010 due to the need to utilize the facility for storage of excess inventory. In 2008, the Company replaced the roof and production floor, insulation and walls in anticipation of using it for wine storage and future production.

Wine Quality

Continued awareness of Willamette Valley Vineyards and the quality of its wines was enhanced by national and regional media coverage throughout 2010 and into 2011.

In Robert Parker’s  publication, the Wine Advocate, six of our '08 Willamette Valley Vineyards Pinot Noirs scored 90 points or above: Hannah Pinot Noir, 90 pts; Tualatin Estate Pinot Noir, 90 pts; Elton Pinot Noir, 91 pts; Signature Cuvée Pinot Noir, 91 pts; Fuller Pinot Noir, 92 pts; O’Brien Pinot Noir, 94 pts.

The Wine Spectator rated our '08 Estate Pinot with 90 pts (Nov '10), Founders' Reserve Pinot Noir 91pts (Jan '11) and our '08 Riesling as a "Best Buy" with 89 pts (April '10) and their Wine of the Week the following month.

The Wine Enthusiast magazine gave the '07 Hannah Pinot Noir 90 pts calling it “the return of elegance.”. The '07 Merlot from Griffin Creek, our Southern Oregon brand, was also awarded 90 pts (June '10). The '08 Signature Cuvée Pinot Noir garnered 90 pts (Dec '10), '08 South Block Pinot Noir 92 pts and "Editors Choice" and '08 Estate Chardonnay 91 pts and "Editor's Choice", '08 Hannah Pinot Noir 91 pts (Mar '11).

Wine & Spirits Magazine awarded both our '08 Estate Pinot Noir and our '08 Signature Cuvée Pinot Noir 92 points (Feb '11), '08 South Block Pinot Noir 93 pts (April '11) and our '08 Vintage Pinot Noir 90 pts and a "Best Buy" at $28 per bottle (Feb '11). They also named our 2008 Dry Riesling a "Best Buy and a Year’s Best Riesling", as well as awarded this wine 88 pts (Aug '10).

In the July '10 issue of Patterson’s Tasting Panel our '08 Dijon Clone Chardonnay was rated 91 pts by Editor Meredith May. This was our first wine to carry the Oregon Certified Sustainable Wine seal on its label.

In January '10, two Willamette Valley Vineyards wines, the '08 Willamette Valley Vineyards Riesling and the '07 Elton Pinot Noir, were honored with the “Best of Class | Judges’ Choice” awards at the San Francisco Chronicle Wine Competition – the most prestigious competition for American wines with over 4900 entries. Additionally, a Gold medal went to our '08 Pinot Gris, making our winery the most highly awarded from Oregon at the competition.

The October '10 issue of Sunset Magazine prominently featured our 2008 Willamette Valley Vineyards Pinot Noir as one of Top Seven Pinot Noirs, naming it as an “honest pinot”.

October '10 continued a long-held tradition as the Willamette Valley Vineyards Estate hosted its 12th annual Chefs’ Nite Out, this year raising $52,000 for the Marion-Polk Foodshare.

Additionally in October, the winery and Founder Jim Bernau were honored with the prestigious Oregon Governor’s Gold Award for having “achieved the status of one of the region’s leading wineries; recognized for its environmental concerns and sustainable winegrowing practices; and has earned the title of one of America’s great Pinot Noir producers.” Our new BioCask program was launched late December with restaurant partner El Gaucho. The Willamette Valley Vineyards BioCask is an innovative wine packaging solution for restaurant by the glass programs that significantly reduces wine packaging waste. The program has been getting significant coverage, including articles in the Portland Business Journal and Statesman Journal.

Wine Press Northwest magazine named the winery "Oregon Winery of the Year" in its Spring '11 edition.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. The Company has historically reported a net loss during its first quarter and expects the first quarter to be the weakest of the year, including the first quarter of 2011. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenues, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2010:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2010	2009	2010	2009

Retail sales, rental
Income and events	$718,367	$682,163	2,785,786	2,474,817
In-state sales	2,254,818	2,465,270	7,640,237	8,037,463
Out-of-state sales	2,069,013	1,443,224	7,038,322	6,435,568
Bulk wine/miscellaneous sales	222,918	64,230	371,908	75,222

Total revenue	5,265,116	4,654,887	17,836,253	17,023,070

Less excise taxes	(143,662)	(144,002)	(465,450)	(459,358)

Net revenue	$5,121,454	$4,510,885	$17,370,803	$16,563,712

2010 Compared to 2009

Retail sales for the year ended December 31, 2010 increased $310,969, or 12.6%, as compared to the corresponding prior year period. Retail sales increased significantly during the year ended December 31, 2010, due to a combination of increases throughout the department. There was an increase of On Site and Off Site Events of $ 146,325, or 95.0%. 2010 also saw an increase of $66,632, or 4.4%, in tasting room sales and an increase in sales through the Companies Wine Ambassador Program of $ 30,308, or 4.5%. The focus on customers for life through telephone, mail order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the Retail department.

Total wholesale sales in the state of Oregon, through the Company’s in-state sales force decreased $397,226, or 4.9%, in the year ended December 31, 2010, as compared to the prior year. 2010 in-state sales of purchased wines and glassware were 8.7% higher than 2009. 2010 in-state sales of Willamette Valley Vineyards branded wine were lower than 2009 by 21.1% and were the primary factor in the 4.9% decrease in overall in-state sales.

Out-of-state sales in the year ended December 31, 2010 increased $602,754, or 9.4%, as compared to the prior year. The higher sales are primarily a result of the increased availability of core products resulting in increased order activity by our out-of-state distributors. Additionally, the national sales team has actively pursued increasing our points of distribution and have opened markets through new distribution channels. The Company now sells wine in all 50 states and exports wine to eight countries. The Pinot Noir variety led sales in 2010.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company’s excise taxes for the year ended December 31, 2010 increased 1.3% as compared to the prior year period. This was due primarily to increased volume of sales out of state in 2010 which are taxed by the TTB. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit was 44.3% in the year ended December 31, 2010, a decrease of 4.7% compared to the 46.6% gross profit percentage from the prior year. This reduction in the gross profit percent is mainly due to the increase in production costs on produced wine.

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

Amortization of vineyard development costs is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2010 and 2009, approximately $73,751 and $70,000, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2010 increased $248,272, or 3.7%, compared to the prior year. This increase was due primarily to increased labor costs in accounting and support departments coupled with the related increase in payroll taxes and fringe benefits as well as an increase in marketing expense for the year. The increase in labor expenses in 2010 was partially offset by the reduction in professional service fees for accounting and legal services versus the prior year. As a percentage of net revenue from winery operations, selling, general and administrative expenses stayed at 39.4% for the year ended December 31, 2010, a very slight decrease from the prior year.

Interest income decreased by 24.8% or $4,228 for the year ended December 31, 2010 versus the prior year. This is mainly due to the elimination of our CD investments which were converted to cash for working capital needs. Interest expense increased 18.5% or $30,093 in the year ended December 31, 2010 as compared to the prior year. The increase in interest expense was due to the increase in outstanding debt at the end of 2009.

The provision for income taxes and the Company’s effective tax rate was $273,351 and 39.9%, respectively of pre-tax income in the year ended December 31, 2010, compared to $244,001 and 25% of pre-tax income recorded for the prior year.

As a result of the above factors, net income decreased 43.7% to $411,808 in the year ended December 31, 2010 from $731,470 for the prior year . Earnings per share were $0.08 per share in the year ended December 31, 2010 and $0.15 in the prior year.

First Quarter 2011 Outlook

Sales in the first two months of 2011 are higher than the prior year’s sales for the same period, showing a 17.4% overall increase. In-state sales through Bacchus Fine Wines are up by 10%, National sales are up by 23.5% and Retail/Direct sales are up by 13.7%. National sales accounts for 60% of the total increase in sales, mostly related we believe to distributors purchasing in advance of some price increases that will be effective next month.

Liquidity and Capital Resources

At December 31, 2010, the Company had a working capital balance of $11.4 million and a current ratio of 5.98:1. At December 31, 2009, the Company had a working capital balance of $11.4 million and a current ratio of 4.98:1. The Company had a cash balance of $1,518,864 at December 31, 2010 compared to a cash balance of $0 at December 31, 2009. The increase in cash year over year was primarily due to the reduction of inventory levels from the prior year.

Total cash provided in operating activities for the year ended December 31, 2010 was $3,008,319, compared to cash used of $1,222,377 for the prior year period, primarily as a result of the cash provided by the reduction of Company’s inventory levels in 2010.

Total cash used in investing activities in the year ended December 31, 2010 was $643,274, compared to $781,994 in the prior year. Cash used in investing activities consisted mainly of additions to property and equipment and vineyard development expenditures.

Total cash used in financing activities in the year ended December 31, 2010 was $846,181, compared to cash provided of $1,654,010 in 2009. Cash used in financing activities primarily consisted of the payment of short-term and long-term debt.

At December 31, 2010, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2010, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2011.

As of December 31, 2010, the Company had a total long-term debt balance of $3,258,958 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, acquire new vineyard land for future development and most recently to pay down our short term line of credit.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The Company’s contractual obligations as of December 31, 2010 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt	$3,279,312	$452,226	$262,953	$289,645	$2,274,488
Grape payables	273,211	273,211	-	-	-
Operating leases	3,444,671	346,387	974,867	669,389	1,454,028

Total contractual obligations	$6,997,194	$1,071,824	$1,237,820	$959,034	$3,728,516

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (“the Company”) as of December 31, 2010 and 2009 and the related statements of income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon
March 31, 2011

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,518,864	$-
Accounts receivable, net (Note 2)	1,264,966	1,458,497
Inventories (Note 3)	10,712,018	12,169,407
Prepaid expenses and other current assets	82,241	58,746
Current portion of note receivable	62,415	62,415
Income tax receivable	115,063	464,958
Total current assets	13,755,567	14,214,023

Vineyard development costs, net	1,662,292	1,732,979
Property and equipment, net (Note 4)	6,243,990	6,192,229
Debt issuance costs	32,438	41,353
Note receivable	71,457	120,248
Other assets	4,456	4,456

TOTAL ASSETS	$21,770,200	$22,305,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$271,911
Line of credit (Note 5)	-	140,964
Current portion of long-term debt	452,226	432,863
Accounts payable	748,813	823,517
Accrued expenses	595,197	467,588
Deferred income taxes	232,000	62,000
Grapes payable	273,211	657,371
Total current liabilities	2,301,447	2,856,214

Long-term debt, net of current portion	2,827,086	3,286,005
Deferred rent liability	215,003	218,205
Deferred gain	281,741	313,835
Deferred income taxes	578,000	491,000
Total liabilities	6,203,277	7,165,259

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, shares authorized, 4,892,977 and 4,888,977 issued and outstanding at December 31, 2010 and 2009, respectively	8,623,744	8,608,658
Retained earnings	6,943,179	6,531,371
Total shareholders’ equity	15,566,923	15,140,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,770,200	$22,305,288

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

SALES	$17,370,803	$16,563,712
COST OF SALES	9,679,414	8,849,800

GROSS PROFIT	7,691,389	7,713,912

SELLING GENERAL & ADMINISTRATIVE EXPENSES	6,844,785	6,596,513

INCOME FROM OPERATIONS	846,604	1,117,399

OTHER INCOME (EXPENSE)
Interest income	12,814	17,042
Interest expense	(192,206)	(162,113)
Other income	17,947	3,143

INCOME BEFORE INCOME TAXES	685,159	975,471

INCOME TAX PROVISION	273,351	244,001

NET INCOME	$411,808	$731,470

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.15

DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.15

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained
	Shares	Dollars	Earnings	Total

Balance at December 31, 2008	4,851,327	$8,515,667	$5,799,901	$14,315,568

Stock based compensation expense	-	17,976	-	17,976

Common stock issued and options exercised	37,650	75,015	-	75,015

Net income	-	-	731,470	731,470

Balance at December 31, 2009	4,888,977	8,608,658	6,531,371	15,140,029

Stock based compensation expense	-	8,836	-	8,836

Common stock issued and options exercised	4,000	6,250	-	6,250

Net income		-	411,808	411,808

Balance at December 31, 2010	4,892,977	$8,623,744	$6,943,179	$15,566,923

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$411,808	$731,470
Adjustments to reconcile net income to net cash: from operating activities
Depreciation and amortization	719,906	674,200
Stock based compensation expense	8,836	17,976
Deferred income taxes	257,000	279,493
Deferred rent liability	(3,202)	463
Deferred gain	(32,094)	(32,095)
Gain on sale of assets	-	(800)
Change in operating assets and liabilities:
Accounts receivable	193,531	(253,616)
Inventories	1,457,389	(1,565,203)
Prepaid expenses and other current assets	(23,495)	10,088
Grapes payable	(384,160)	62,637
Accounts payable	(74,704)	(287,982)
Accrued expenses	127,609	(43,180)
Income taxes receivable	349,895	(815,828)
Net cash from operating activities	3,008,319	(1,222,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(689,002)	(718,092)
Vineyard development expenditures	(3,063)	(109,945)
Proceeds from sale of property and equipment	-	800
Payments received on note receivable	48,791	45,243
Net cash from investing activities	(643,274)	(781,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(271,911)	271,911
Proceeds from stock options excercised	6,250	75,015
Net borrowings (repayments) on line of credit	(140,964)	140,964
Borrowings on long-term debt	-	1,543,417
Payment of loan fees related to long-term debt	-	(19,966)
Payments on long-term debt	(439,556)	(357,331)
Net cash from financing activities	(846,181)	1,654,010

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,518,864	(350,361)

CASH AND CASH EQUIVALENTS, beginning of year	-	350,361

CASH AND CASH EQUIVALENTS, end of year	$1,518,864	$-

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1	– SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling. In 2010 no one customer represented more than 10% of total revenues. In 2009 the Company had one customer that represented approximately 13.0% of our total revenues.

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

Sales in Oregon through the Company’s in-state sales force and through direct sales from the winery represented approximately 54.5% and 58.0% respectively, of revenues for 2010 and 2009. In-state sales of purchased wines and glassware represented 55.6% and 49.0% of total 2010 and 2009 in-state sales, respectively. In-state sales of Willamette Valley Vineyards branded wines represented 44.4% and 44.0% of total 2010 and 2009 in-state sales, respectively.

Out-of-state sales represented approximately 43.3% and 38.0% respectively, of revenues for 2010 and 2009. Foreign sales represent less than 1% of total sales. The Company also sells its wine through the tasting room at its winery.

Basis of presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Financial instruments and concentrations of risk – The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying value of these instruments approximates fair value.

Cash and cash equivalents are maintained with one financial institution. Deposits held with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable totaling $1,276,357 and $1,494,713 as of December 31, 2010 and 2009, respectively. The Company has recorded an allowance for doubtful accounts of $11,391 and $36,216 at December 31, 2010 and 2009, respectively.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Notes receivable – The notes receivable balance relates to a note entered into in 2007 with one of the Companies’ key grape suppliers with whom we purchase grapes from under contract. The purpose of the note was to provide the grower with the capital necessary for their vineyard land development. The original amount of the note was $250,000. The note accrues interest at 8.5% per year and is payable in semi-annual payments through March 2012.

Inventories – For Company produced wines, after a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest costs, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. For purchased wines distributed through the Company’s in-state distribution division, Bacchus Fine Wines, the supplier invoiced costs of the wine, including freight, are recognized into finished goods inventories at the point of receipt.

The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market by variety. Bacchus inventory is accounted for on a separate accounting system which calculates average invoice cost on the purchased brands. The average cost for the Bacchus inventory approximates blended FIFO in all material respects.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheets, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $731,685 and $657,934 at December 31, 2010 and 2009, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ending December 31, 2010 and 2009, approximately $73,751 and $70,735, respectively, was amortized into inventory costs.

Property and equipment – Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives as follows:

Land improvements	15 years
Winery building	30 years
Equipment	3 – 10 years (depending on classification
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

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $19,966 of debt issuance costs in 2009 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2010 and 2009, amortization of debt issuance costs was approximately $8,195 and $8,194 respectively. The following table shows the debt issuance amortization scheduled for the next five years:

Amount
2011	$2,112
2012	1,764
2013	1,764
2014	1,764
2015	1,764
Thereafter	23,270

Income taxes – Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company’s assets and liabilities.

On January 1, 2007, the Company adopted the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109) which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This adoption did not have an impact on the Companies’ financial statements. The Company had no unrecognized tax benefits as of December 31, 2010 or 2009. The Company recognize interest assessed by taxing authorities as a component of tax expense. The Company recognize any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2010 and 2009 were not material.

The Company file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon. The Company may be subject to examination by the IRS for tax years 2007 through 2010. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2007 through 2010. The Company is currently not under examination by the IRS or the Oregon Department of Revenue.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the year ended December 31, 2010, rent costs recognized in excess of amounts paid totaled $3,202. For the year ended December 31, 2009, rent amounts paid in excess of rent costs recognized totaled $463.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenue recognition – The Company recognizes revenue when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenues. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenues reported herein are shown net of sales allowances and excise taxes.

Cost of goods sold – Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2010 and 2009, advertising costs incurred were approximately $23,000 and $34,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2010 and 2009, these costs, which are included in selling, general and administrative expenses, totaled approximately $95,400 and $72,000, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2010 and 2009, such costs totaled approximately $311,100 and $332,000, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2010 and 2009, excise taxes incurred were approximately $466,000 and $459,000 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the year ended December 31, 2010, the Company recognized pretax compensation expense related to stock options of $8,836. This compares to $17,976 of pretax compensation expense for the period ended December 31, 2009.

Basic and diluted net income per share – Basic earnings per share are computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Options to purchase 208,700 shares of common stock were outstanding at December 31, 2010 and diluted weighted-average shares outstanding at December 31, 2010 include the effect of 6,616 stock options. Options to purchase 355,700 shares of common stock were outstanding at December 31, 2009 and diluted weighted-average shares outstanding at December 31, 2009 include the effect of 7,112 stock options.

		2010			2009
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	per		Shares	per
	Income	Outstanding	Share	Income	Outstanding	Share

Basic	$411,808	$4,890,687	0.08	$731,470	4,869,298	0.15
Options	-	6,616	-	-	7,112	-
Warrant	-	-	-	-	-	-

Diluted	$411,808	$4,897,303	$0.08	$731,470	$4,876,410	$0.15

Statement of cash flows

Supplemental disclosure of cash flow information:

	2010	2009

Interest paid	$192,000	$162,000
Supplemental schedule of noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$7,430	$40,723

Recently issued accounting standards – In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company prospectively beginning January 1, 2010. The Company has evaluated this guidance and does not expect its adoption will have a significant impact on the Company’s financial statements.

In February 2008, the FASB issued guidance that is effective for specified fair value measures of non-financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Adoption of this guidance in the first quarter of fiscal 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new statement establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary located under ASC Topic 810 Consolidation (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51). This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our financial statements since the Company have no non-controlling interests in any subsidiaries and have had no subsidiary deconsolidation.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on the Companies’ financial statements.

In June 2009, the FASB issued a new statement that provides for the FASB ASC (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The new statement, located in ASC Topic 105-10 Generally Accepted Accounting Principles (formerly SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) is effective for interim and annual periods ending after September 15, 2009, which was the quarter ended September 30, 2009 for the Company. The adoption of this statement did not have a material impact on the Companies’ financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company’s accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $11,391 at December 31, 2010. This compares to an allowance for doubtful accounts of $36,216 at December 31, 2009.

Changes in the allowance for doubtful accounts are as follows:

	Balance at	Charged to
	Beginning	Costs and	Charged to	Write-offs Net	Balance at End
	of Period	Expenses	Other Accounts	of Recoveries	of Period

Fiscal year ended December 31, 2010:
Allowance for doubtful accounts	$36,216	$(5,390)	$(19,435)	$-	$11,391

Fiscal year ended December 31, 2009:
Allowance for doubtful accounts	$10,469	$28,660	$(2,913)	$-	$36,216

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3 – INVENTORIES

	2010	2009

Winemaking and packaging materials	$296,012	$336,813
Work-in-progress (costs relating to unprocessed and/or unbottled wine products)	3,209,692	3,068,934
Finished goods (bottled wine and related products)	7,206,314	8,763,660

Current inventories	$10,712,018	$12,169,407

NOTE 4 – PROPERTY AND EQUIPMENT

	2010	2009

Land and improvements	$2,608,960	$2,594,155
Winery building and hospitality center	5,516,343	5,315,163
Equipment	6,182,745	5,709,728

	$14,308,048	$13,619,046

Less accumulated depreciation	(8,064,058)	(7,426,817)

	$6,243,990	$6,192,229

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2010 for a period of 12 months. The next renewal date is June 6, 2011. The interest rate was 3.25% at December 31, 2010 and 2009. At December 31, 2010 there were borrowings of $0 on this revolving line of credit. There was a balance on this revolving line of credit at December 31, 2009 of $ 140,964.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2010, the Company was in compliance with these covenants.

Borrowings on the line of credit are collateralized by the bulk and case goods inventory and the proceeds from the sales thereof.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2010	2009

Northwest Farm Credit Services Loan #1	$332,359	$648,930
Northwest Farm Credit Services Loan #2	1,491,753	1,538,493
Northwest Farm Credit Services Loan #3	1,434,846	1,492,104
Other long term debt	20,354	39,341

	3,279,312	3,718,868
Less current portion	(452,226)	(432,863)

	$2,827,086	$3,286,005

The Company has three agreements with Northwest Farm Credit Services. Loan #1 requires monthly payments of $28,462, bears interest at a rate of 4.95%, is collateralized by real estate and equipment, and matures in 2012. Loan #2 requires monthly payments of $11,417, bears interest at a rate of 5.95%, is collateralized by real estate and equipment, and matures in 2028. Loan #3 requires monthly payments of $13,232, bears interest at a rate of 6.7%, is collateralized by real estate and equipment, and matures in 2024.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2010, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, Northwest Farm Credit Services (“FCS”) would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending December 31,	2011	$452,226
	2012	127,408
	2013	135,545
	2014	141,855
	2015	147,790
	Thereafter	2,274,488

		$3,279,312

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2010 and 2009 are 6.1% and 6.0%, respectively.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

NOTE 8 – STOCK INCENTIVE PLAN

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

The following table presents information on stock options outstanding for the periods shown:

	2010		2009
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	355,700	$4.16	442,200	$3.77
Granted	-	-	-	-
Exercised	(4,000)	1.56	(37,500)	2.00
Forfeited	(143,000)	-	(49,000)	-

Outstanding at end of period	208,700	$4.12	355,700	$4.16

The following table presents information on stock options outstanding for the periods shown:
	2010	2009

Intrinsic value of options exercised in the period	$5,040	$52,520
Stock options fully vested and expected to vest	208,700	355,700
Weighted average exercise price	$4.12	$4.16
Aggregate intrinsic value	$22,720	$46,015
Weighted average contractual term of options	4.64 years	3.52 years
Stock options vested and currently exercisable	208,700	355,700
Weighted average exercise price	$4.12	$4.16
Aggregate intrinsic value	$22,720	$46,015
Weighted average contractual term of options	4.64 years	3.52 years

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Weighted-average options outstanding and exercisable at December 31, 2010 are as follows:

		Options
		Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2010	Life	Price	2010	Price
$2.31	12,000	3.39	$2.31	12,000	$2.31
2.99	16,000	4.11	2.99	16,000	2.99
3.76	96,000	4.58	3.76	96,000	3.76
5.00	84,700	4.99	5.00	84,700	5.00

$2.31 - $ 5.00	208,700	4.64	$4.12	208,700	$4.12

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

	2010	2009

Risk-free interest rate	3.30%	3.85%
Expected lives	10 years	10 years
Expected volatility	23%	32%

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 – INCOME TAXES

The provision for income taxes consists of:

	2010	2009

Current tax expense
Federal	$(10,645)	$(57,869)
State	26,996	22,376

	16,351	(35,493)
Deferred tax expense (benefit)
Federal	225,540	245,281
State	31,460	34,213

	257,000	279,494

Total	$273,351	$244,001

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2010	2009

Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.7%	4.7%
Permanent differences	3.2%	2.0%
Other, primarily prior year taxes	0.0%	(1.0)%
Adjustments to deferred tax asset	(1.1)%	(2.9)%
Prior period adjustment	(.9)%	(11.8)%

	39.9%	25.0%

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Deferred tax assets and (liabilities) at December 31 consist of:

	2010	2009

Accounts receivable	$4,000	$14,000
Deferred gain on sale-leaseback	109,000	122,000
Stock compensation	6,000	2,000
Other	37,000	19,000

Total deferred tax assets	156,000	157,000

Prepaids	(44,000)	(23,000)
Inventories	(235,000)	(74,000)
Depreciation	(687,000)	(613,000)

Total deferred tax liabilities	(966,000)	(710,000)

Net deferred tax liability	$(810,000)	$(553,000)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a manufactured home on the Company’s premises for the president as additional compensation for security and lock-up services the president provides. Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2010, the annual costs of this lease were $111,772. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, but, due to the nature of the litigation, the ultimate outcome cannot presently be determined.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Operating leases – The Company entered into a lease agreement for approximately 45 acres of vineyards and related equipment in 1997. In December 1999, under a sale-leaseback agreement, the Company sold a portion of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the 20-year term of the lease. In December 2004, under a new sale-leaseback agreement, the Company sold a 75.3 acres portion of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 14-year operating lease agreement for 42.7 acres of the subject sale agreement. Approximately $99,000, relating to the 42.7 acres leased back, of the total gain of $176,000 realized from this 75.3 acre sale/leaseback transaction has been deferred and will be amortized over the life of the lease agreement.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement, and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the Winery agreed to purchase the grape yields at fixed contract prices through 2015, with the first crop received in 2007. In 2006, the Company entered into another long-term grape purchase agreement with the same Willamette Valley wine grape growers whereby the Winery agreed to purchase additional grape yields at fixed contract prices through 2016, with the first crop in 2008. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year. The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year. If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. This lease is for a 10 year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2010, the annual costs of this lease were $111,772. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

In December 2007 the Company entered into a three-year lease agreement for a small, four-room office space in Wilsonville, Oregon. This space was leased to accommodate the out-of-state sales team. This lease has subsequently been cancelled as of January 31, 2011.

In July 2008 the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for 108.8 acres adjacent to the existing Elton Vineyards site. These 108.8 acres are currently being cleared of the existing Christmas trees but will be developed into vineyards over times. Terms of this agreement contain rent escalation that rises as the vineyard is developed.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

As of December 31, 2010, future minimum lease payments are as follows:

Year ending December 31,	2011	$346,387
	2012	323,131
	2013	326,878
	2014	324,858
	2015	331,415
	Thereafter	1,792,002

	Total	$3,444,671

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $22,968 and $15,476 in 2010 and 2009, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $317,641 and $309,522 for the years ended December 31, 2010 and 2009, respectively.

Vineyard development – The Company has approximately 204 acres of undeveloped vineyard land at December 31, 2010. This estimated cost to develop this for grape production is approximately $18,000 per acre or $3.67 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 12 – EMPLOYEE BENEFIT PLAN

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

For the years ended December 31, 2010 and 2009, the amount expensed under this plan was approximately $18,023 and $64,745, respectively.

NOTE 13 – SEGMENT REPORTING

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

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The following tables outline the sales, cost of sales and gross profit, for the twelve month periods ended December 31, 2010 and 2009 by operating segment:

	Twelve Months Ended December 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$4,253,135	$13,117,668	$17,370,803
Cost of sales	3,079,568	6,599,846	9,679,414
Gross profit	1,173,567	6,517,822	7,691,389
Percentage of sales	27.6%	49.7%	44.3%

	Twelve Months Ended December 31, 2009
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$4,532,176	$12,031,536	$16,563,712
Cost of sales	3,319,689	5,530,111	8,849,800
Gross profit	1,212,487	6,501,425	7,713,912
Percentage of sales	26.8%	54.0%	46.6%

Total inventory for Bacchus Distribution at the period ended December 31, 2010 was $1,492,497 of purchased wines and $310,753 of non-wine merchandise. This compares to produced bottled wine inventory of $5,337,903, produced bulk wine inventory of $3,042,106, and $528,758 of non-wine merchandise and work-in-process for the same period. For the period ended December 31, 2009, total inventory for Bacchus Distribution was $1,664,799 of purchased wines and $338,822 of non-wine merchandise. This compared to produced bottled wine inventory of $6,602,463 produced bulk wine inventory of $2,947,005 and $616,318 of non-wine merchandise and work-in-process for the same period.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2010 and 2009:

	Condensed Consolidated Statements of Income
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Year ended December 31, 2010

Revenue	$3,554	$4,095	$4,600	$5,121
Gross profit	1,468	1,858	1,970	2,394
Income (loss) from operations	(273)	263	332	524
Net income (loss)	(188)	128	171	301

Basic net income ( loss) per share	$(0.04)	$0.03	$0.04	$0.06
Diluted net income (loss) per share	$(0.04)	$0.03	$0.03	$0.06

Shares used in calculation of net income (loss) per share
Basic	4,888,977	4,888,977	4,892,977	4,892,977
Diluted	4,904,452	4,902,345	4,898,203	4,899,420

	Condensed Consolidated Statements of Income
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Year ended December 31, 2009
Revenue	$3,629	$4,052	$4,360	$4,523
Gross profit	1,866	1,996	2,129	1,723
Income (loss) from operations	304	458	460	(105)
Net income (loss)	165	254	248	64

Basic net income ( loss) per share	$0.03	$0.05	$0.05	$0.01
Diluted net income (loss) per share	$0.03	$0.05	$0.05	$0.01

Shares used in calculation of net income (loss) per share
Basic	4,852,244	4,858,480	4,877,020	4,888,977
Diluted	4,864,444	4,877,738	4,888,667	4,907,325

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We considered these limitations during the development of our disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Management’s report on internal control over financial reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Management’s remediation initiatives – Management  commenced in 2010 an initiative to address the material weakness disclosed in the Company’s 2009 report on Internal Control over Financial Reporting, which initiative included the following:

•
Management  implemented the use of an Excel spreadsheet for accurately tracking of produced wine inventory costs. This tracking mechanism  accumulates the costs associated with the finished product from initial vineyard costs through the full production cycle to the finished case goods.

•
Key managers and accounting personnel  worked closely with the Company’s independent audit firm in evaluating the Company’s progress in remediating the previously identified material weakness, all with oversight by the Audit Committee.

•
Management developed key control and compensating control procedures have been developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

Changes in Internal Control over Financial Reporting –
It is management’s belief that this former material weakness has been fully remediated in 2010. There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that our certifying officers concluded  materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau ***	Chairperson of the Board,	57
	President and Director
Craig Smith **	Secretary and Director	64
R. Steven Caldwell	Chief Financial Officer	55
James L. Ellis ***	Director	66
Sean M. Cary**	Director	37
Thomas M. Brian **	Director	62
Delna L. Jones * ***	Director	69
Betty M. O’Brien *	Director	65
Stan G. Turel * ** ***	Director	62

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

James W. Bernau – Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service. Mr. Bernau’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of leadership of the Company and his industry experience and contacts.

Craig Smith, CPA, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009. Mr. Smith is the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm. He has served on many State of Oregon commissions and he has served as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Mr. Smith is an active member of the Oregon State Bar and a Certified Public Accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

R. Steven Caldwell - Mr. Caldwell has served as the Company’s Chief Financial Officer since May 2010. Prior to his appointment as the Company’s Chief Financial Officer, Mr. Caldwell served as the Company’s Controller, a position he held since November  2009. From 2004 to 2009, Mr. Caldwell served as the Chief Financial Officer/Controller for Bend Tarp & Liner, Inc., based in Central Oregon. The principal business of Bend Tarp and Liner, Inc. is the fabrication and distribution of pond and lake liners throughout the United States and overseas.  Prior to his tenure at Bend Tarp and Liner, Inc., Mr. Caldwell worked in public accounting, most recently with the Salem, Oregon firm of Brenner & Co., serving as a technical reviewer in the tax division. None of his previous employment engagements were with companies that are a parent, subsidiary or other affiliate of the Company. Mr. Caldwell is a Certified Public Accountant, licensed in the state of Oregon since May of 1995, and holds a Bachelor of Science Degree in Business Administration with an accounting concentration from Oregon State University.

James L. Ellis – Mr. Ellis has served as a director since July 1991. Mr. Ellis retired from full time duties with the Company in July of 2009 and currently works part-time on selected projects. Mr. Ellis previously served as the Company’s Director of Human Resources from 1993 to 2009. He also served as the Company’s Secretary from 1997 to 2009, and Vice President /Corporate from 1998 to 2009. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy. Mr. Ellis’ qualifications to serve on the Company’s Board of Directors include his prior experience as a member of the Company’s senior management, as well as more than 40 years of business experience.

Sean M. Cary – Mr. Cary has served as a director since July  2007. Mr. Cary is the Corporate Controller of National Warranty Corporation, a Eugene, Oregon based provider of finance and insurance products sold through automobile dealers located in the Pacific Northwest. Previously, Mr. Cary served as the CFO of Cascade Structural Laminators, a laminated bean manufacturer headquartered in Eugene, Oregon and prior to that as Controller of Willamette Valley Vineyards. Mr. Cary served in the U.S. Air Force as a Financial Officer. Mr. Cary holds a Master of Business Administration degree from the University of Oregon and a Bachelor of Science Degree in Management from the U.S. Air Force Academy. Mr. Cary’s qualifications to serve on the Company’s Board of Directors include his financial and accounting expertise.

Thomas M. Brian – Mr. Brian has served as a directorsince June  2004. Mr. Brian has served as Chairman of the Washington County Board of Commissioners since 1999. Previously, he served for 10 years in the Oregon House of Representatives. While in the legislature, Mr. Brian was Chairman of the Revenue Committee and served on the Judicial and Ways and Means Committees. He also served 10 years as City Councilor and Mayor of Tigard, OR. Mr. Brian has successfully owned and operated a commercial/industrial real estate company for eighteen years. Mr. Brian’s qualifications to serve on the Company’s Board of Directors include his expertise in legislative and regulatory matters, as well as his experience as an entrepreneur.

Delna L. Jones – Ms. Jones has served as a director since March 2005. Ms. Jones also previously served as a director from November 1994 to December 2002. Currently Ms. Jones is President of Delna Jones and Associates, an independent consulting firm.  Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1994 to 1998. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee. Ms. Jones’ qualifications to serve on the Company’s Board of Directors include her expertise in legislative and regulatory matters.

Betty M. O’Brien – Ms. O’Brien has served as a director since July 1991. Ms. O’Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O’Brien is a member of the Vineyard Management/Winemaking Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She now teaches Introduction to Wine Marketing. She serves as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). Ms. O’Briens’ qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

Stan G. Turel – Mr. Turel has served as a director since November  1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formally Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had 26,000 annual tax clients including 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees. Mr. Turel’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of accounting and business management experience.

Section 16(a) Beneficial Ownership Reporting Compliance – Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2010 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

Code of ethics – The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s web site, www.willamettevalleyvineyards.com. Amendments to the Company’s Code of Business Conduct and Ethics  or any grant of a waiver from a provision of the Company’s Code of Business Conduct and Ethics  requiring disclosure under applicable SEC rules, if any, will be disclosed on the Company website at www.willamettevalleyvineyards.com. Any person may request a copy of the Company’s Code of Business Conduct and Ethics, at no cost, by writing to the Company at the following address:

Willamette Valley Vineyards, Inc.
Attention: Corporate Secretary
8800 Enchanted Way SE
Turner, OR  97392

Audit committee – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Thomas M. Brian, Craig Smith, Sean Cary and Stan G. Turel. All members of the Audit Committee are independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Audit committee financial expert – Chairperson Craig Smith serves as the Audit Committee’s financial expert. Mr. Smith is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

ITEM 11. EXECUTIVE COMPENSATION

Summary compensation table – The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau for the fiscal years ended December 31, 2010 and December 31, 2009. No other executive officer of the Company other than Mr. Bernau received total compensation in 2010 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal
Position

Bernau, James W.,	2010	$220,647	$43,345	$-	$-	$-	$-	$1,000	$264,992
President, Chief Executive	2009	$173,379	$43,653	$-	$-	$-	$-	$5,663	$222,695
Officer and Chairman

Bernau employment agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997, in January of 1998 and again in November 2010. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau lives in the mobile home free of rent and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Outstanding Equity Awards at Fiscal 2010 Year End –The Company’s principal executive officer did not hold any outstanding options to purchase shares of the Company’s common stock as of December 31, 2010. As indicated above, disclosure is not required for any other executive officer.

Stock options – In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily directly issue shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by the Capital Market at the time the option is granted.  The options vest to the employee over time. Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.

Director compensation – The following table sets forth information concerning compensation of the Companies’ directors other than Mr. Bernau for the fiscal year ended December 31, 2010:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Name
James L. Ellis	-	-	-	-	-	-	-
Sean M. Cary	4,700	-	-	-	-	-	4,700
Thomas M. Brian	6,250	-	-	-	-	-	6,250
Delna L. Jones	3,150	-	-	-	-	-	3,150
Craig Smith	3,500	-	-	-	-	-	3,500
Betty M. O'Brien	1,000	-	-	-	-	-	1,000
Stan G. Turel	1,000	-	-	-	-	-	1,000

(1) The amounts provided in this column represent the aggregate grant date fair value of option awards granted to the Companies’ directors in the fiscal year ended December 31, 2010 as calculated in accordance with FASB ASC Topic 718, Stock Compensation. The aggregate number of option awards outstanding for each director as of December 31, 2010 is as follows: Mr. Ellis – 72,000, Mr. Cary –0-, Mr. Brian – 22,000, Ms. Jones – 26,000, Mr. Smith –0-, Ms. O’Brien – 26,000, and Mr. Turel – 14,000.

The members of the Company’s Board of Directors received cash compensation for their service on the Board in 2010, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

In January  2009 the Board of Directors, upon recommendation of the Compensation Committee, who had sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan. Under the terms of the revised plan, any Board member may elect not to receive any or all of the compensation components. The Board also reserved the right to suspend this plan at any time on the basis of prevailing economic conditions and their impact on the company.  The basic elements of the revised plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as, a yearly wine and glassware allowance were also approved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2010, with respect to shares of the Companies’ common stock that may be issued under the Companies’ existing equity compensation plans:

Number of
Securities
	Number of		Remaining
	Securities	Weighted	Available for
	to be Issued	Average	Future Issuance
	upon Exercise of	Exercise	under Equity
	Outstanding	Price of	Compensation
	Options,	Outstanding	Plans (excluding
	Warrants	Options and	securities reflected
	and Rights	Warrants	in column A)
(share numbers in table are
in thousands except per share amount)

Equity compensation plans approved by security holders (1)	$208,700	$4.12	$-
Equity compensation plans not approved by security holders

Total	$208,700	$4.12	$-

(1) Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan and 2001 Stock Incentive Plan.

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management – The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 29, 2011, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned

James W. Bernau, President/CEO, Chair of the Board	475,032
2545 Cloverdale Road
Turner, OR 97392

R. Steven Caldwell, Chief Financial Officer	-		**
2195 SW Western Heights Loop NW
Salem, OR 97304

James L. Ellis, Director	81,130	(1)
7850 S.E. King Road
Milwaukie, OR 97222

Thomas M. Brian, Director	22,000	(2)	**
7630 SW Fir
Tigard, OR 97223

Delna L. Jones, Director	27,800	(3)	**
14480 SW Chardonnay Ave
Tigard, OR 97224

Sean M. Cary, Director	15,283	(4)	**
3188 Blacktail Drive
Eugene, OR 97405

Betty M. O'Brien, Director	46,200	(5)	**
22500 Ingram Lane NW
Salem, OR 97304

Stan G. Turel, Director	39,517	(6)	**
2125 NE 11th Place
Bend, OR 97701

Craig Smith, Director	500		**
367 Sanrodee Drive
Salem, OR 97317

All Directors, executive officers, and persons owning 5% or more as a group (9 persons)	707,462	(7)	14.5%

** Less than one percent

(1) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(2) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(3) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(4) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(5) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(6) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 31, 2011.

(7) Includes 312,500 shares issuable upon exercise of options exercisable within 60 days of the date of March 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 60 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Company’s Board of Directors, is a 50% owner of the lessor, Elton Vineyards, LLC.  As such, she is therefore entitled to 50% of the net income of Elton Vineyards, LLC.

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

The Board of Directors has determined that each of our directors, except Mr. Bernau, Mr. Ellis and Mr. Caldwell, is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009.

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2010	2009

Audit fees	$183,040	$209,665
Audit – related fees	-	-
Tax fees	41,684	28,053
Other fees	-	-

	$224,724	$237,718

Pre-approval policies and procedures – It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, amended. To date, the Audit Committee has not established such policies and procedures because the Company does not intend to have the Companies’ auditors provide any non-audit services in the foreseeable future. If the Companies’ intentions change, the Audit Committee will adopt the appropriate pre-approval policies and procedures as outlined above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)   Financial Statements

See “Index to Financial Statements” in Item 8 on page 23 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)   Exhibits

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

10.6
Founders’ Escrow Agreement among Willamette Valley Vineyards, Inc., James W. Bernau, Donald Voorhies and First Interstate Bank of Oregon, N.A. dated September 20, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.7	Amendment to Founders’ Escrow Agreement dated September 20, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

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

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of R. Steven Caldwell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof

(b)      The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

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
James W. Bernau,
Chairperson of the Board, President

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 31, 2011
James W. Bernau	President
(Principal Executive Officer)

/s/ R. Steven Caldwell	CFO	March 31, 2011
R. Steven Caldwell	(Principal Accounting Officer)

/s/ James L. Ellis	Director	March 31, 2011
James L. Ellis

/s/ Thomas M. Brian	Director	March 31, 2011
Thomas M. Brian

/s/ Delna L. Jones	Director	March 31, 2011
Delna L. Jones

/s/ Craig Smith	Director	March 31, 2011
Craig Smith

/s/ Betty M. O'Brien	Director	March 31, 2011
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 31, 2011
Stan G. Turel

/s/ Sean M. Cary	Director	March 31, 2011
Sean M. Cary