Form 10-Q
period 2011-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2011-05-11
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
☐ YES        ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
☐ Large accelerated filer                         ☐ Accelerated filer

☐ Non-accelerated filer                         ☒ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                            ☐ YES        ☒ NO

Number of shares of common stock outstanding as of May 10, 2011:  4,892,977 shares

WILLAMETTE VALLEY VINEYARDS, INC.

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,464,716	$1,518,864
Accounts receivable, net	1,000,403	1,264,966
Inventories (Note 4)	10,480,453	10,712,018
Prepaid expenses and other current assets	166,047	82,241
Current portion of note receivable	62,415	62,415
Income tax receivable	96,155	115,063
Total current assets	13,270,189	13,755,567

Vineyard development costs, net	1,643,844	1,662,292
Property and equipment, net (Note 5)	6,184,147	6,243,990
Debt issuance costs	32,345	32,438
Note receivable	42,850	71,457
Other assets	4,456	4,456

TOTAL ASSETS	$21,177,831	$21,770,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	372,228	452,226
Accounts payable	716,392	748,813
Accrued expenses	401,653	595,197
Deferred income taxes	232,000	232,000
Grapes payable	-	273,211
Total current liabilities	1,722,273	2,301,447

Long-term debt, net of current portion	2,795,291	2,827,086
Deferred rent liability	213,264	215,003
Deferred gain	273,718	281,741
Deferred income taxes	578,000	578,000
Total liabilities	5,582,546	6,203,277

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, shares authorized, 4,892,977 and 4,888,977 issued and outstanding at March 31, 2011 and December 31, 2010	8,623,744	8,623,744
Retained earnings	6,971,541	6,943,179
Total shareholders’ equity	15,595,285	15,566,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,177,831	$21,770,200

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

SALES	$3,625,693	$3,553,576
COST OF SALES	1,886,408	2,084,849

GROSS PROFIT	1,739,285	1,468,727

SELLING GENERAL & ADMINISTRATIVE EXPENSES	1,646,551	1,741,483

INCOME (LOSS) FROM OPERATIONS	92,734	(272,756)

OTHER INCOME (EXPENSE)
Interest income	2,600	2,819
Interest expense	(49,177)	(53,304)
Other income, net	1,113	11,078

INCOME (LOSS) BEFORE INCOME TAXES	47,270	(312,163)

INCOME TAX PROVISION (BENEFIT)	18,908	(123,819)

NET INCOME (LOSS)	$28,362	$(188,344)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)

Weighted average number of basic common shares outstanding	4,892,977	4,888,977

Weighted average number of diluted common shares outstanding	4,898,236	4,904,452

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,362	$(188,344)
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	186,483	177,900
Inventory obsolescence reserve	-	54,303
Stock based compensation expense	-	2,210
Deferred rent liability	(1,739)	-
Deferred gain	(8,023)	(8,023)
Gain on sale of assets	-	(801)
Change in operating assets and liabilities:
Accounts receivable	264,563	380,458
Inventories	231,565	317,860
Prepaid expenses and other current assets	(83,806)	(80,548)
Income taxes receivable	18,908	(123,820)
Grapes payable	(273,211)	(657,371)
Accounts payable	(32,421)	(304,918)
Accrued expenses	(193,544)	(45,849)
Net cash from operating activities	137,137	(476,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(108,099)	(54,276)
Payments received on note receivable	28,607	27,577
Net cash from investing activities	(79,492)	(26,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(54,962)
Net borrowings (repayments) on line of credit	-	662,291
Payments on long-term debt	(111,793)	(103,687)
Net cash from financing activities	(111,793)	503,642

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,148)	-

CASH AND CASH EQUIVALENTS, beginning of quarter	1,518,864	-

CASH AND CASH EQUIVALENTS, end of quarter	$1,464,716	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 5,259 and 15,475 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2011 and 2010, respectively.

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

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended
	March 31, 2011
	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	208,700	$4.12
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	208,700	$4.12

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended March 31, 2011 and 2010, the Company recognized pretax compensation expense related to stock options of $0 and $2,210, respectively.

During the three months ended March 31, 2011, there were no transactions related to stock options exercise activity.

4) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

Winemaking and packaging materials	$320,351	$296,013
Work-in-progress (costs relating to unprocessed and/or
unbottled wine products)	2,749,695	3,209,693
Finished goods (bottled wine and related products)	7,431,708	7,226,730
Obsolescence reserve	(21,301)	(20,418)

Current inventories	$10,480,453	$10,712,018

5) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Construction in progress	$208,849	$152,039
Land and improvements	2,608,962	2,608,962
Winery building and hospitality center	5,531,859	5,516,342
Equipment	6,066,477	6,030,705

	$14,416,147	$14,308,048

Less accumulated depreciation	(8,232,000)	(8,064,058)

	$6,184,147	$6,243,990

6)  INTEREST AND TAXES PAID

During the first quarter ended March 31, 2011, the Company paid $110,042 in payroll tax. Additionally, $49,177 was paid in interest on the long-term debt and revolving credit line for the same period.

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

The following tables outline the sales, cost of sales and gross profit, for the three month period ended March 31, 2011 and 2010 by operating segment:

	Three Months Ended March 31, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$888,539	$2,737,154	$3,625,693
Cost of sales	621,145	1,265,263	1,886,408
Gross profit	267,394	1,471,891	1,739,285
Percentage of sales	30.1%	53.8%	48.0%

	Three Months Ended March 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$965,080	$2,588,496	$3,553,576
Cost of sales	780,238	1,304,611	2,084,849
Gross profit	184,842	1,283,885	1,468,727
Percentage of sales	19.2%	49.6%	41.3%

Total inventory for Bacchus Distribution was $1,400,009 of purchased wines and $419,694 of non-wine merchandise at March 31, 2011.  At March 31, 2010 total inventory for Bacchus Distribution was $1,554,059 of purchased wines and $335,768 of non-wine merchandise, a reduction of $154,050 of purchased wines and an increase of $ 83,926 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $5,566,550 and $3,094,200 of non-wine merchandise and work-in-process at March 31, 2011. At March 31, 2010 total produced wine inventory of $5,530,944 and $4,376,473 of non-wine merchandise and work-in-process for the same period, an increase of $35,606 for produced wine inventory and a reduction of $1,282,273 in work-in-process from 2010 to 2011.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks disclosed from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.  The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, the Company disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Such policies were unchanged during the three  months ended March 31, 2011.

Overview

Net income for the three months ended March 31, 2011 increased $216,706 or 115.1%, from the comparable prior year period.  Sales to out-of-state distributors in the first quarter of 2011 through the Company’s National Sales Department increased $77,004 or 5.0% and the Company’s Direct Sales Department increased by $58,960 or 10.0% but these gains were partially offset by a reduction of $45,211 in revenues from the Company’s in-state wholesale department, Bacchus Fine Wines.

Despite Oregon's poor economy, these direct retail gains are due to increased winery visitations and related sales activity at on-site and off-site events as well as a substantial increase in Wine Club sales during the quarter.

The Company sold approximately 31,565 cases during the three months ended March 31, 2011.  Of these cases sold, approximately 23,535 cases were produced brands and another 8,030 cases were purchased brands.

Gross margins on the Company’s produced wine have moved towards returning to historical levels resulting in an increase in Gross Profit of $188,006 over the prior period.

The increase in gross margin in addition to a decrease in administrative costs produced a net income for the first quarter ended March 31, 2011 of $28,362 compared to a net loss of $188,344, a 115.1% increase over the comparable prior year period.  As a result, the Company generated $0.01 basic earnings per share during the three months ended March 31, 2011, an increase of $0.05 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 29,866 cases in the first quarter of 2011, mainly 2010 Whole Cluster Pinot Noir.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2011.  The index rate at March 31, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2011, the Company was in compliance with all of the financial covenants.

At March 31, 2011, the Company had no amount outstanding on the line of credit. At March 31, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

Willamette Valley Vineyards wines continue to receive recognition for quality. In January, Harvey Steiman of Wine Spectator rated the ’08 Estate Pinot Noir 90pts. Three ’08 Pinot Noirs were reviewed in the January issue of Wine & Spirits: Estate Pinot Noir, 92pts; Vintage Pinot Noir, 90pts; Signature Cuvée Pinot Noir, 92pts.

The Dallas Morning News and Texsom Wine Competition awarded the '09 Pinot Gris a gold medal at their 27th annual February event. Out of 2768 wines tasted from 18 countries and 30 states, 173 wines received gold medals.

In Gregory S. Walter’s “Pinot Report", the following '08 Pinot Noirs were reviewed: Vintage Pinot Noir, 91pts; South Block Pinot Noir, 91pts; Hannah Pinot Noir, 93pts; Fuller Pinot Noir, 93pts; O’Brien Pinot Noir, 90pts.

In the March Wine Enthusiast magazine issue, the ’08 South Block earned 92pts and Editor’s Choice.

In March, Willamette Valley Vineyards was one of 4 wineries to pour at the James Beard dinner held in Portland, OR. The dinner was a kick-off event for the annual James Beard Foundation Awards, the nation's most prestigious recognition program honoring professionals in the food and beverage industry.

At the LIVE annual meeting in April, Jim Bernau, Founder of Willamette Valley Vineyards was awarded Salmon-Safe’s “Hero of Salmon” award for his implementation of the high impact Salmon-Safe SIP•SAVE campaign in print, retail, web and even truck wraps.

RESULTS OF OPERATIONS

Revenue

Net sales for the three months ended March 31, 2011 increased $72,117 or 2.0%, from the comparable prior year period. Sales through the Company’s in-state distribution arm, Bacchus Fine Wines, decreased $ 45,211 or 3.0% but were offset by gains through the Company’s other sales departments.

Sales to the Company’s out-of-state distributors in the first quarter increased $77,006, or 5.0% and the Company’s Direct Sales Department (direct-to-consumer) sales increased by $58,960 or 10.0% versus prior year. These retail gains are due to increased attendance and related sales activity at the on-site and off-site events as well as a substantial increase in Wine Club sales during the quarter.

The Company sold approximately 31,565 cases during the three months ended March 31, 2011.  Of these cases sold, approximately 23,535 cases were produced brands and another 8,030 cases were purchased brands.

The Company’s revenues from winery operations are summarized as follows:

	Three months ended
	March 31, 2011
	2011	2010

Retail sales, rental income and events	$647,929	$588,969
In-state sales	1,464,119	1,509,330
Out-of-state sales	1,607,871	1,530,865
Bulk wine/miscellaneous sales	-	10,650

Total revenue	3,719,919	3,639,814

Less excise taxes	(94,226)	(86,238)

Net revenue	$3,625,693	$3,553,576

Sales in the state of Oregon, through the Company’s wholesale department, Bacchus Fine Wines, decreased $45,211 or 3.0%, for the three months ended March 31, 2011, compared to the corresponding prior year period.

Out-of-state sales in the three months ended March 31, 2011 increased $77,006 or 5.0% versus the comparable prior year period.

Cost of Goods Sold

The Company’s cost of goods on produced wines is moving back to historical levels resulting in an increase in Gross Profit of $188,006.

Gross Profit

Gross profit for the three months ended March 31, 2011 increased $270,558 or 18.4%, versus the first quarter of 2010.

As a percentage of net revenue, gross profit from winery operations was 48.0% in the three months ended March 31, 2011, compared to 41.3% in the comparable prior year period. The increase in gross profit as a percentage of net revenue for the three months ended March 31, 2011 is mainly due to the decrease in the cost of the Company’s produced brands across the Company’s product lines as well as a decrease in the cost of the Company’s purchased wines.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2011 decreased $94,932 or 5.5% compared to the corresponding prior year period.  This decrease is due primarily to a reduction in salaries expense as a result of streamlining the Company’s overhead operations as well as a decrease in professional service fees for accounting and legal services. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 45.4% for the three months ended March 31, 2011, as compared to 49.0% for the comparable prior year period.

Interest Income, Interest Expense

Interest income for the first quarter 2011 was $2,600. During the corresponding period in 2010 the Company earned $2,819 interest income. Interest expense for the three months ended March 31, 2011 was $49,177 a decrease of $4,127 or 7.7% compared to the corresponding prior year period. The average interest rate paid for the three months ended March 31, 2011 was 6.0%.

Income Taxes

The income tax expense in the first quarter 2011 was $18,908 for the three months ended March 31, 2011, compared to income tax benefit of  $123,819  for the comparable prior year period. The Company’s estimated tax rate for the three months ended March 31, 2011 and 2010 was 40.0% and 40.0%, respectively.

Net Income and Earnings per Share

The increase in gross margin in addition to a reduction in selling and administrative costs produced a net income for the first quarter ended March 31, 2011 of $28,362 compared to net loss of $188,344, a 115.1% increase over the comparable prior year period. As a result, the Company generated $0.01 basic earnings per share during the three months ended March 31, 2011, an increase of $0.05 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 29,866 cases in the first quarter of 2011, mainly 2010 vintage Pinot Noir Whole Cluster.

Liquidity and Capital Resources

At March 31, 2011, the Company had a working capital balance of $11.6 million and a current working capital ratio of 7.71:1. At December 31, 2010, the Company had a working capital balance of $11.5 million and a current working capital ratio of 5.98:1.  The Company had a cash balance of $1,464,716 at March 31, 2011, compared to a cash balance of $1,518,864 at December 31, 2010.

Total cash provided by operating activities in the three months ended March 31, 2011 was $137,137 compared to cash used by operating activities of $476,943 for the same period in the prior year.

Total cash used in investing activities in the three months ended March 31, 2011 was $79,492, compared to $26,699 used in the comparable prior year period.  The increase was due to an increase in the current period of capital expenditures for property and equipment costs versus the prior year.

Total cash used in financing activities in the three months ended March 31, 2011 was $111,793 compared to $503,642 provided by financing activities in the comparable prior year period. Cash used by financing activities in the current year primarily consists of the payments on the long-term debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2011. The index rate at March 31, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2011, the Company was in compliance with all of the financial covenants.

At March 31, 2011, the Company had no amount outstanding on the line of credit. At March 31, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

As of March 31, 2011, the Company had a total long-term debt balance of $3,167,519, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2010, the Company had a total long-term debt balance of $3,279,312. There was no new long-term debt incurred in the quarter ended March 31, 2011. The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance the Company’s Hospitality Center, invest in new winery equipment to increase the Company’s winemaking capacity, and complete a larger warehouse storage facility.

At March 31, 2011, the Company owed $0 on grape contracts. For the 2011 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

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

The following tables outline the sales, cost of sales and gross profit, for the three month period ended March 31, 2011 by operating segment:

	Three Months Ended March 31, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$888,539	$2,737,154	$3,625,693
Cost of sales	621,145	1,265,263	1,886,408
Gross profit	267,394	1,471,891	1,739,285
Percentage of sales	30.1%	53.8%	48.0%

	Three Months Ended March 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$965,080	$2,588,496	$3,553,576
Cost of sales	780,238	1,304,611	2,084,849
Gross profit	184,842	1,283,885	1,468,727
Percentage of sales	19.2%	49.6%	41.3%

Total inventory for Bacchus Distribution was $1,400,009 of purchased wines and $419,694 of non-wine merchandise at March 31, 2011.  At March 31, 2010 total inventory for Bacchus Distribution was $1,554,059 of purchased wines and $335,768 of non-wine merchandise, a reduction of $154,050 of purchased wines and an increase of $ 83,926 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $5,566,550 and $3,094,200 of non-wine merchandise and work-in-process at March 31, 2011. At March 31, 2010 total produced wine inventory of $5,530,944 and $4,376,473 of non-wine merchandise and work-in-process for the same period, an increase of $35,606 for produced wine inventory and a reduction of $1,282,273 in work-in-process from 2010 to 2011.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company does not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of the Company’s disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective.

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

PART II.          OTHER INFORMATION

Item 1.     Legal Proceedings.

From time to time, the Company is a party to various judicial and administrative proceedings arising in the ordinary course of business.  The Company’s management and legal counsel have reviewed the probable outcome of any proceedings that were pending during the period covered by this report, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities.  While the outcome of legal proceedings cannot be predicted with certainty, based on the Company’s review, the Company believes that any unrecorded liability that may result as a result of any legal proceedings is not likely to have a material effect on the Company’s liquidity, financial condition or results from operations.

Item 1A.    Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 11, 2011	By /s/ James W. Bernau
James W. Bernau
President

Date: May 11, 2011	By /s/ R. Steven Caldwell
R. Steven Caldwell
Chief Financial Officer