Form 10-Q
period 2011-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2011-08-12
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-Q
___________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                                            ☐ YES        ☒ NO

Number of shares of common stock outstanding as of June 30, 2011:  4,892,977 shares

WILLAMETTE VALLEY VINEYARDS, INC.

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,798,767	$1,518,864
Accounts receivable, net	1,089,833	1,264,966
Inventories (Note 4)	10,248,913	10,712,018
Prepaid expenses and other current assets	186,439	82,241
Current portion of note receivable	107,512	62,415
Income tax receivable	-	115,063
Total current assets	13,431,464	13,755,567

Vineyard development costs, net	1,681,380	1,662,292
Property and equipment, net (Note 5)	6,477,172	6,243,990
Debt issuance costs	50,962	32,438
Note receivable, net	-	71,457
Other assets	4,456	4,456

TOTAL ASSETS	$21,645,434	$21,770,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	167,543	452,226
Accounts payable	873,322	748,813
Accrued expenses	445,061	595,197
Deferred income taxes	232,000	232,000
Grapes payable	-	273,211
Total current liabilities	1,717,926	2,301,447

Long-term debt, net of current portion	3,104,636	2,827,086
Deferred rent liability	211,525	215,003
Deferred gain	265,693	281,741
Deferred income taxes	578,000	578,000
Total liabilities	5,877,780	6,203,277

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
shares authorized, 4,892,977 and 4,888,977 issued and outstanding at
June 30, 2011 and December 31, 2010	8,623,744	8,623,744
Retained earnings	7,143,910	6,943,179
Total shareholders’ equity	15,767,654	15,566,923

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$21,645,434	$21,770,200

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$3,789,645	$4,095,430	$7,415,338	$7,649,005
COST OF SALES	1,879,470	2,237,543	3,765,878	4,322,392

GROSS PROFIT	1,910,175	1,857,887	3,649,460	3,326,613

SELLING GENERAL & ADMINISTRATIVE EXPENSES	1,557,125	1,594,620	3,203,676	3,336,103

INCOME (LOSS) FROM OPERATIONS	353,050	263,267	445,784	(9,490)

OTHER INCOME (EXPENSE)
Interest income	2,247	3,310	4,847	6,129
Interest expense	(49,369)	(56,393)	(98,546)	(109,697)
Other income, net	2,778	1,884	3,891	12,963

INCOME (LOSS) BEFORE INCOME TAXES	308,706	212,068	355,976	(100,095)

INCOME TAX PROVISION (BENEFIT)	136,337	83,781	155,245	(40,038)

NET INCOME (LOSS)	$172,369	$128,287	$200,731	$(60,057)

Retained earnings beginning of period	6,971,541	6,343,027	6,943,179	6,531,371

Retained earnings end of period	7,143,910	6,471,314	7,143,910	6,471,314

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.03	$0.04	$(0.01)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.03	$0.04	$(0.01)

Weighted average number of	4,892,977	4,888,977	4,892,977	4,888,977
basic common shares outstanding

Weighted average number of	4,897,150	4,902,345	4,897,700	4,903,394
diluted common shares outstanding

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$200,731	$(60,057)
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	368,037	353,867
Stock based compensation expense	-	2,210
Deferred rent liability	(3,478)	(1,601)
Deferred gain	(16,048)	(16,047)
Change in operating assets and liabilities:
Accounts receivable	175,133	526,790
Inventories	463,105	562,134
Prepaid expenses and other current assets	(104,198)	(77,437)
Income taxes receivable	115,063	-
Grapes payable	(273,211)	(657,371)
Accounts payable	124,509	(124,083)
Accrued expenses	(150,137)	98,197
Net cash from operating activities	899,506	606,602

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(564,010)	(152,251)
Additions to vineyard development	(56,298)	(3,064)
Payments received on note receivable	26,362	24,267
Net cash from investing activities	(593,946)	(131,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(257,702)
Net borrowings (repayments) on line of credit	-	(6,490)
Payments on long-term debt	(169,254)	(211,362)
Borrowings on long-term debt	162,121	-
Payment of debt issuance costs	(18,524)	-
Net cash from financing activities	(25,657)	(475,554)

NET CHANGE IN CASH AND CASH EQUIVALENTS	279,903	-

CASH AND CASH EQUIVALENTS, beginning of period	1,518,864	-

CASH AND CASH EQUIVALENTS, end of quarter	$1,798,767	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the six months ended June 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 4,173 and 4,723 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2011, respectively. 13,368 and 14,417 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2010, respectively.

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

3) STOCK BASED COMPENSATION - continued

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Six months ended
	June 30, 2011		June 30, 2011

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	208,700	$4.12	208,700	$4.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	208,700	$4.12	208,700	$4.12

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended June 30, 2011 and 2010, the Company recognized pretax compensation expense related to stock options of $0 and $0, respectively and for the six months ended June 30, 2011 and 2010, the Company recognized pretax compensation expense related to stock options of $0 and $2,210, respectively.

During the six months ended June 30, 2011, there were no transactions related to stock options exercise activity.

4) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30,	December 31,
	2011	2010
	(unaudited)

Winemaking and packaging materials	$190,334	$296,013
Work-in-progress (costs relating to unprocessed and/or	2,088,621	3,209,693
unbottled wine products)
Finished goods (bottled wine and related products)	7,991,259	7,226,730
Obsolescence reserve	(21,301)	(20,418)

Current inventories	$10,248,913	$10,712,018

5) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30,	December 31,
	2011	2010
	(unaudited)

Construction in progress	$592,679	$152,039
Land and improvements	2,610,374	2,608,962
Winery building and hospitality center	5,596,676	5,516,342
Equipment	6,072,329	6,030,705

	$14,872,058	$14,308,048

Less accumulated depreciation	(8,394,886)	(8,064,058)

	$6,477,172	$6,243,990

6)  INTEREST AND TAXES PAID

During the three months ended June 30, 2011, the Company paid $103,501 in payroll tax. Additionally, $49,369 was paid in interest on the long-term debt and revolving credit line for the same period. For the six months ended June 30, 2011, the Company paid $213,343 in payroll tax. Additionally, $98,546 was paid in interest on the long-term debt and revolving credit line for the same period.  During the second quarter ended June 30, 2010, the Company paid  $100,315 in payroll tax. Additionally, $ 56,393 was paid in interest on the long-term debt and revolving credit line for the same period. For the six month period ended June 30, 2010, the Company paid $212,452 in payroll tax. Additionally, $ 109,698 was paid in interest on the long-term debt and revolving credit line for the same period.

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

7) SEGMENT REPORTING - continued

The following tables outline the sales, cost of sales and gross profit, for the three month and six month periods ended June 30, 2011 and 2010 by operating segment:

	Three Months Ended June 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$900,730	$2,888,915	$3,789,645
Cost of sales	695,664	1,183,806	1,879,470
Gross profit	205,066	1,705,109	1,910,175
Percentage of sales	22.8%	59.0%	50.4%

	Three Months Ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,131,368	$2,964,062	$4,095,430
Cost of sales	792,949	1,444,594	2,237,543
Gross profit	338,419	1,519,468	1,857,887
Percentage of sales	29.9%	51.3%	45.4%

	Six Months Ended June 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,758,780	$5,656,558	$7,415,338
Cost of sales	1,316,809	2,449,069	3,765,878
Gross profit	441,971	3,207,489	3,649,460
Percentage of sales	25.1%	56.7%	49.2%

	Six Months Ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$2,096,449	$5,552,556	$7,649,005
Cost of sales	1,573,187	2,749,205	4,322,392
Gross profit	523,262	2,803,351	3,326,613
Percentage of sales	25.0%	50.5%	43.5%

Total inventory for Bacchus Distribution was $1,327,244 of purchased wines and $321,615 of non-wine merchandise at June 30, 2011.  At June 30, 2010 total inventory for Bacchus Distribution was $1,461,997 of purchased wines and $342,522 of non-wine merchandise, a reduction of $134,753 of purchased wines and a decrease of $20,907 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $6,294,207 and $2,305,847 of non-wine merchandise and work-in-process at June 30, 2011. At June 30, 2010 total produced wine inventory of $6,429,662 and $3,373,092 of non-wine merchandise and work-in-process for the same period, a reduction of $135,455 for produced wine inventory and a reduction of $1,067,245 in work-in-process from 2010 to 2011.

8)  SUBSEQUENT EVENT: ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On August 1, 2011, the Company and Young’s Market Company of Oregon, LLC, an Oregon limited liability company, and Young’s Market Company of Washington, LLC, an Oregon limited liability company (Young’s Market Company of Oregon, LLC and Young’s Market Company of Washington, LLC are referred to collectively herein as “Young’s Market”) entered into an Exclusive Distribution Agreement concerning the distribution of wines produced by the Company.  Under the terms of the Exclusive Distribution Agreement, for a period of seven years commencing on September 1, 2011, Young’s Market will be the exclusive distributor of the Company’s Willamette Valley Vineyards and Griffin Creek wines in the State of Washington and in all counties in the State of Oregon other than Morrow, Umatilla, Union, Wallowa, Grant, Baker and Malheur counties.  The Company will discontinue its previous practice of distributing wines produced by the Company through Bacchus Fine Wines, the Company’s distribution business.  Bacchus Fine Wines will continue to promote the Company’s wine as well as distribute other brands in its portfolio.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Such policies were unchanged during the three  months ended June 30, 2011.

Overview

Net income for the three months ended June 30, 2011 increased $44,082 or 34.4%, from the comparable prior year period.  Sales to out-of-state distributors in the second quarter of 2011 through the Company’s national sales department decreased $30,301 or 2.0%, the Company’s direct sales department decreased by $37,245 or 5.0% and the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $271,299 or 13.7%. The increase in net income was attributed to a combination of better overall gross margins and the reduction of sales, general and administrative expenses for the company. Overall gross margins increased $52,288 or 2.8% and sales, general and administrative expenses decreased $37,495 or 2.4% for the quarter.

The Company sold approximately 33,150 cases during the three months ended June 30, 2011.  Of these cases sold, approximately 24,425 cases were produced brands and another 8,725 cases were purchased brands.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross margins on the Company’s produced wine have moved towards returning to historical levels resulting in an increase in overall Gross Profit of $52,288 over the prior period.

The increase in gross margin in addition to a decrease in administrative costs produced a net income for the second quarter ended June 30, 2011 of $172,369 compared to a net income of $128,287, a 34.4% increase over the comparable prior year period.  As a result, the Company generated $0.04 basic earnings per share during the three months ended June 30, 2011, an increase of $0.01 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 34,634 cases in the second quarter of 2011, a third of which was 2010 vintage Riesling with the balance being several varietals including Chardonnay, Barrel Select Pinot Noir and Pinot Gris.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2012.  The index rate at June 30, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2011, the Company was in compliance with all of the financial covenants.

At June 30, 2011, the Company had no amount outstanding on the line of credit. At June 30, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

Willamette Valley Vineyards continues to receive positive recognition through regional wine competitions and national publications. In April, Wine & Spirits magazine recognized our Pinot Gris as one of the “Top 50 Wines in America’s Restaurants” as part of their 22nd annual restaurant poll. The Pinot Gris ranked fourth in the “Most Popular Pinot Gris & Grigio” category. The April issue of Wine & Spirits magazine also reviewed our 2008 South Block Pinot Noir giving it a score of 93 points, stating, “…the brilliant freshness of its red cherry fruit almost takes you by surprise, juicing up the middle palate and creating fine tension.”

This year, Willamette Valley Vineyards was recognized with over 10 awards for our outstanding craftsmanship at the Oregon Wine Awards, the largest and most comprehensive independent Oregon wine judging competition: 2008 Pinot Noir,  Double Gold; 2008 Tualatin Estate Pinot Noir, Double Gold; 2008 Signature Cuvée Pinot Noir, Double Gold; 2008 Fuller Pinot Noir, Double Gold;  2008 Elton Pinot Noir, Gold; 2008 Founders’ Reserve Pinot Noir, Gold; 2008 Hannah Pinot Noir, Gold; 2008 Estate Pinot Noir, Gold; 2008 Griffin Creek “Griffin”, Double Gold; 2008 Griffin Creek Cabernet Franc, Gold.

The June issue of Oregon Business magazine named Willamette Valley Vineyards one of “The 100 Best Green Companies to Work for in Oregon.”  The winners are from every sector in the state: landscapers, hotels, builders, software makers and of course, wineries. Only a few Oregon wineries made the list.

The end of June concluded our annual “Why I Love Oregon Pinot Noir” contest in which wine enthusiasts from around the country were asked to tell us "Why I Love Oregon Pinot Noir" through a poem, story, or photo(s). The most compelling entry was selected to win an all-expense-paid trip to Oregon Wine Country and Willamette Valley Vineyards.

RESULTS OF OPERATIONS

Revenue

Net sales to out-of-state distributors in the second quarter of 2011 through the Company’s national sales department decreased $30,301 or 2.0%, the Company’s direct sales department decreased by $37,245 or 5.0% and the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $271,299 or 13.7%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company sold approximately 33,150 cases during the three months ended June 30, 2011.  Of these cases sold, approximately 24,425 cases were produced brands and another 8,725 cases were purchased brands.

The Company’s revenues from winery operations are summarized as follows:

	Three months ended		Six months ended
	June 30, 2011		June 30, 2011
	2011	2010	2011	2010

Retail sales, rental income and events	$680,685	$717,931	$1,328,615	$1,306,900
In-state sales	1,705,711	1,977,010	3,169,830	3,486,340
Out-of-state sales	1,506,166	1,536,467	3,114,036	3,067,332
Bulk wine/miscellaneous sales	530	-	530	10,650

Total revenue	3,893,092	4,231,408	7,613,011	7,871,222

Less excise taxes	(103,447)	(135,978)	(197,673)	(222,217)

Net revenue	$3,789,645	$4,095,430	$7,415,338	$7,649,005

Cost of Goods Sold

The Company’s cost of goods on produced wines is moving back to historical levels resulting in an increase in Gross Profit of $52,288.

Gross Profit

Gross profit for the three months ended June 30, 2011 increased $52,288 or 2.8%, versus the second quarter of 2010.

As a percentage of net revenue, gross profit from winery operations was 50.4% in the three months ended June 30, 2011, compared to 45.4% in the comparable prior year period. The increase in gross profit as a percentage of net revenue for the three months ended June 30, 2011 is mainly due to the decrease in the cost of the Company’s produced brands across the Company’s product lines as well as a decrease in the cost of the Company’s purchased wines.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2011 decreased $37,495 or 2.4% compared to the corresponding prior year period.  This decrease is due primarily to a reduction in salaries expense as a result of streamlining the Company’s overhead operations as well as a decrease in professional service fees for accounting and legal services. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 41.1% for the three months ended June 30, 2011, as compared to 38.9% for the comparable prior year period.

Interest Income, Interest Expense

Interest income for the second quarter 2011 was $2,247. During the corresponding period in 2010 the Company earned $3,310 interest income. Interest expense for the three months ended June 30, 2011 was $49,369 a decrease of $7,024 or 12.5% compared to the corresponding prior year period. The average interest rate paid for the three months ended June 30, 2011 was 6.0%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

The income tax expense in the second quarter 2011 was $136,337 for the three months ended June 30, 2011, compared to income tax expense of $83,781 for the comparable prior year period. The Company’s estimated tax rate for the three months ended June 30, 2011 and 2010 was 44.0% and 40.0%, respectively.

Net Income and Earnings per Share

The increase in gross margin in addition to a reduction in selling and administrative costs produced a net income for the second quarter ended June 30, 2011 of $172,369 compared to net income of $128,287, a 34.4% increase over the comparable prior year period. As a result, the Company generated $0.04 basic earnings per share during the three months ended June 30, 2011, an increase of $0.01 basic earnings per share versus the comparable prior year period.

The winery bottled approximately 34,634 cases in the second quarter of 2011, a third of which was 2010 vintage Riesling with the balance being several varietals including Chardonnay, Barrel Select Pinot Noir and Pinot Gris.

Liquidity and Capital Resources

At June 30, 2011, the Company had a working capital balance of $11.7 million and a current working capital ratio of 7.82:1. At December 31, 2010, the Company had a working capital balance of $11.5 million and a current working capital ratio of 5.98:1.  The Company had a cash balance of $1,798,767 at June 30, 2011, compared to a cash balance of $1,518,864 at December 31, 2010.

Total cash provided by operating activities in the six months ended June 30, 2011 was $899,506 compared to cash provided by operating activities of $606,602 for the same period in the prior year.

Total cash used in investing activities in the six months ended June 30, 2011 was $593,946, compared to $131,048 used in the comparable prior year period.  The increase was due to an increase in the current period of capital expenditures for property and equipment costs versus the prior year.

Total cash used in financing activities in the six months ended June 30, 2011 was $25,657 compared to $475,554 used in financing activities in the comparable prior year period. Cash used by financing activities in the current year primarily consists of the payments on the long-term debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2012. The index rate at June 30, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2011, the Company was in compliance with all of the financial covenants.

At June 30, 2011, the Company had no amount outstanding on the line of credit. At June 30, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

As of June 30, 2011, the Company had a total long-term debt balance of $3,272,179, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2010, the Company had a total long-term debt balance of $3,279,312. New long-term debt was secured during the second quarter. The total loan amount is $1.4 million, the proceeds to be used for the purchase of land, equipment and capital improvements to the winery facility. As of June 30, 2011 the loan is still in a construction loan phase, scheduled to convert to a permanent long term loan in October 2011.  The remaining debt balance mainly represents the debt service with Farm Credit Services which was used to acquire vineyard land, finance the Company’s Hospitality Center, invest in new winery equipment to increase the Company’s winemaking capacity, and complete a larger warehouse storage facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

At June 30, 2011, the Company owed $0 on grape contracts. For the 2011 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables outline the sales, cost of sales and gross profit, for the three month and six month periods ended June 30, 2011 and June 30, 2010 by operating segment:

	Three Months Ended June 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$900,730	$2,888,915	$3,789,645
Cost of sales	695,664	1,183,806	1,879,470
Gross profit	205,066	1,705,109	1,910,175
Percentage of sales	22.8%	59.0%	50.4%

	Three Months Ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,131,368	$2,964,062	$4,095,430
Cost of sales	792,949	1,444,594	2,237,543
Gross profit	338,419	1,519,468	1,857,887
Percentage of sales	29.9%	51.3%	45.4%

	Six Months Ended June 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,758,780	$5,656,558	$7,415,338
Cost of sales	1,316,809	2,449,069	3,765,878
Gross profit	441,971	3,207,489	3,649,460
Percentage of sales	25.1%	56.7%	49.2%

	Six Months Ended June 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$2,096,449	$5,552,556	$7,649,005
Cost of sales	1,573,187	2,749,205	4,322,392
Gross profit	523,262	2,803,351	3,326,613
Percentage of sales	25.0%	50.5%	43.5%

Total inventory for Bacchus Distribution was $1,327,244 of purchased wines and $321,615 of non-wine merchandise at June 30, 2011.  At June 30, 2010 total inventory for Bacchus Distribution was $1,461,997 of purchased wines and $342,522 of non-wine merchandise, a reduction of $134,753 of purchased wines and a decrease of $20,907 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $6,294,207 and $2,305,847 of non-wine merchandise and work-in-process at June 30, 2011. At June 30, 2010 total produced wine inventory of $6,429,662 and $3,373,092 of non-wine merchandise and work-in-process for the same period, a reduction of $135,455 for produced wine inventory and a reduction of $1,067,245 in work-in-process from 2010 to 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

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

CONTROLS AND PROCEDURES - continued

•
Management developed key control and compensating control procedures have been developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

It is management’s belief that this former material weakness was fully remediated in 2010.

Changes in Internal Control over Financial Reporting –

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Other Information

On July 20, 2011, the Board of Directors granted James Bernau, the Company’s Chief Executive Officer, an option to purchase 80,000 shares of the Company’s Common Stock pursuant to the Company’s 2001 Stock Option Plan. The exercise price for this stock option is 5% above $3.09, which was the closing price for a share of stock of the Company’s Common Stock on the date of grant. This option vests 25% per year beginning 7/20/11 and has a 5 year term.

On July 20, 2011, the Board of Directors granted R. Steven Caldwell, the Company’s Chief Financial Officer, an option to purchase 30,000 shares of the Company’s Common Stock pursuant to the Company’s 2001 Stock Option Plan. The exercise price for this stock option is $3.09, which was the closing price for a share of the Company’s Common Stock on the date of the grant. This option vests 20% per year beginning 7/20/11 and has a 10 year term.

Item 5.     Exhibits

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

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 12, 2011	By:	/s/ James W. Bernau
James W. Bernau
President

Date: August 12, 2011	By:	/s/ R. Steven Caldwell
R. Steven Caldwell
Chief Financial Officer