Form 10-Q
period 2011-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2011-11-10
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________

FORM 10-Q
___________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding as of November 4, 2011:  4,892,977 shares

WILLAMETTE VALLEY VINEYARDS, INC.

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$2,904,328	$1,518,864
Accounts receivable, net	1,559,832	1,264,966
Inventories (Note 3)	9,499,982	10,712,018
Prepaid expenses and other current assets	144,413	82,241
Current portion of note receivable	109,831	62,415
Current portion of distribution agreement receivable	500,000	-
Income tax receivable	-	115,063
Total current assets	14,718,386	13,755,567

Vineyard development costs, net	1,662,463	1,662,292
Property and equipment, net (Note 4)	7,159,542	6,243,990
Debt issuance costs	50,523	32,438
Distribution agreement receivable, net of current portion	500,000	-
Note receivable	-	71,457
Other assets	4,456	4,456

TOTAL ASSETS	$24,095,370	$21,770,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	125,879	452,226
Accounts payable	990,037	748,813
Accrued expenses	400,242	595,197
Income taxes payable	39,270	-
Deferred income taxes	232,000	232,000
Current portion of deferred revenue-distribution agreement	142,857	-
Grapes payable	-	273,211
Total current liabilities	1,930,285	2,301,447

Long-term debt, net of current portion	4,129,627	2,827,086
Deferred rent liability	209,786	215,003
Deferred revenue-distribution agreement, net of current portion	845,238	-
Deferred gain	257,670	281,741
Deferred income taxes	578,000	578,000
Total liabilities	7,950,606	6,203,277

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
shares authorized, 4,892,977 and 4,892,977 issued and outstanding at
September 30, 2011 and December 31, 2010	8,627,447	8,623,744
Retained earnings	7,517,317	6,943,179
Total shareholders’ equity	16,144,764	15,566,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,095,370	$21,770,200

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$4,344,920	$4,600,344	$11,760,257	$12,249,349
COST OF SALES	2,255,390	2,629,786	6,021,268	6,952,178

GROSS PROFIT	2,089,530	1,970,558	5,738,989	5,297,171

SELLING GENERAL & ADMINISTRATIVE EXPENSES	1,472,235	1,638,320	4,675,864	4,974,422

INCOME FROM OPERATIONS	617,295	332,238	1,063,125	322,749

OTHER INCOME (EXPENSE)
Interest income	4,502	3,419	9,348	9,546
Interest expense	(51,480)	(53,265)	(150,026)	(162,962)
Other income, net	30,606	3,182	34,449	16,146

INCOME BEFORE INCOME TAXES	600,923	285,574	956,896	185,479

INCOME TAX PROVISION	227,516	114,229	382,758	74,191

NET INCOME	$373,407	$171,345	$574,138	$111,288

Retained earnings beginning of period	7,143,910	6,471,314	6,943,179	6,531,371

Retained earnings end of period	7,517,317	6,642,659	7,517,317	6,642,659

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.04	$0.12	$0.02

DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.03	$0.12	$0.02

Weighted average number of	4,892,977	4,891,760	4,892,977	4,889,915
basic common shares outstanding

Weighted average number of	4,896,865	4,898,203	4,897,423	4,896,530
diluted common shares outstanding

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$574,138	$111,288
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	552,860	531,864
Stock based compensation expense	3,703	8,836
Deferred rent liability	(5,217)	(2,402)
Deferred revenue-distribution agreement	(11,905)	-
Deferred gain	(24,071)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	(294,866)	(38,597)
Inventories	1,212,036	1,136,220
Prepaid expenses and other current assets	(62,172)	(79,730)
Income taxes receivable	115,063	272,498
Income taxes payable	39,270	-
Grapes payable	(273,211)	(657,371)
Accounts payable	241,224	117,297
Accrued expenses	(194,955)	17,560
Net cash from operating activities	1,871,897	1,393,392

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,411,847)	(348,665)
Additions to vineyard development	(56,297)	(3,063)
Payments received on note receivable	24,041	20,850
Net cash from investing activities	(1,444,103)	(330,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	-	6,250
Bank overdraft	-	(271,911)
Net repayments on line of credit	-	(140,964)
Payments on long-term debt	(423,806)	(319,426)
Borrowings on long-term debt	1,400,000	-
Payment of debt issuance costs	(18,524)	-
Net cash from financing activities	957,670	(726,051)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,385,464	336,463

CASH AND CASH EQUIVALENTS, beginning of period	1,518,864	-

CASH AND CASH EQUIVALENTS, end of quarter	$2,904,328	$336,463

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the nine months ended September 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011, or any portion thereof.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 3,888 and 4,446 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2011, respectively. 6,443 and 6,615 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2010, respectively.

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

2) STOCK BASED COMPENSATION - continued

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	208,700	$4.12	208,700	$4.12
Granted	155,000	3.17	155,000	3.17
Exercised	-	-	-	-
Forfeited	(7,500)	4.17	(7,500)	4.17

Outstanding at end of period	356,200	$3.71	356,200	$3.71

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Black-Scholes assumptions
September 30, 2011
155,000 Shares

Risk free interest rates	1.37%
Expected dividend	$0.00
Expected lives, in years	5.2
Expected volatility	32.6%

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended September 30, 2011, the Company recognized pretax compensation expense related to stock options of $5,708, in comparison to pretax compensation expense related to stock options of $6,626 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the Company recognized pretax compensation expense related to stock options of $5,708, in comparison to pretax compensation expense related to stock options of $8,836 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, there were no transactions related to stock options exercise activity.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30,	December 31,
	2011	2010
	(unaudited)

Winemaking and packaging materials	$313,493	$296,012
Work-in-progress (costs relating to unprocessed and/or	2,728,589	3,209,692
unbottled wine products)
Finished goods (bottled wine and related products)	6,479,201	7,226,730
Obsolescence reserve	(21,301)	(20,416)

Current inventories	$9,499,982	$10,712,018

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30,	December 31,
	2011	2010
	(unaudited)

Construction in progress	$1,394,805	$152,039
Land and improvements	2,610,374	2,608,960
Winery building and hospitality center	5,614,653	5,516,343
Equipment	6,100,063	6,030,706

	$15,719,895	$14,308,048

Less accumulated depreciation	(8,560,353)	(8,064,058)

	$7,159,542	$6,243,990

5)  LONG TERM DEBT

On September 30, 2011, the Company entered into a long term debt agreement with Farm Credit Services in the amount of $1,400,000. This loan requires monthly payments of $12,004 principal and interest for the 15 year term of the loan, at an annual interest rate of 6.25%. The purpose of the loan was to make capital improvements to the facility in Turner.

6)  DISTRIBUTION AGREEMENT

On August 1, 2011, the Company entered into an exclusive distribution agreement with Young’s Market Company of Oregon, LLC, an Oregon limited liability company, and Young’s Market Company of Washington, LLC, an Oregon limited liability company (Young’s Market Company of Oregon, LLC and Young’s Market Company of Washington, LLC are referred to collectively herein as “Young’s Market”) concerning the distribution of wines produced by the Company. Under the terms of the Exclusive Distribution Agreement, for a period of seven years commencing on September 1, 2011, Young’s Market will be the exclusive distributor of the Company’s Willamette Valley Vineyards and Griffin Creek wines in the State of Washington and in all counties in the State of Oregon other than Morrow, Umatilla, Union, Wallowa, Grant, Baker and Malheur counties. Bacchus Fine Wines will continue to promote the Company’s wine as well as distribute other brands in its portfolio.

7)  INTEREST AND TAXES PAID

For the three months ended September 30, 2011, the Company paid $60,689 in payroll tax, a decrease of $46,712, or 43.5% in comparison with the corresponding prior year period. The large decrease was due to a refund in the third quarter of an overpayment of prior period payroll taxes. For the nine months ended September 30, 2011, the Company paid $273,141 in payroll tax, a decrease of $46,711 or 14.6% in comparison with the corresponding prior year period. For the three months ended September 30, 2011, the Company paid $51,480 in interest on the long-term debt and revolving credit line, a decrease of $1,785, or 3.4% in comparison with the corresponding prior year period. For the nine months ended September 30, 2011, the Company paid $150,026 in interest on the long-term debt and revolving credit line, a decrease of 12,936, or 7.9% in comparison with the corresponding prior year period.

8) SEGMENT REPORTING

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

8) SEGMENT REPORTING - continued

The following tables outline the sales, cost of sales and gross profit, for the three month and nine month periods ended September 30, 2011 and 2010 by operating segment:

	Three Months Ended September 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$883,103	$3,461,817	$4,344,920
Cost of sales	717,340	1,538,050	2,255,390
Gross profit	165,763	1,923,767	2,089,530
Percentage of sales	18.8%	55.6%	48.1%

	Three Months Ended September 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,078,711	$3,521,633	$4,600,344
Cost of sales	884,087	1,745,699	2,629,786
Gross profit	194,624	1,775,934	1,970,558
Percentage of sales	18.0%	50.4%	42.8%

	Nine Months Ended September 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$2,641,883	$9,118,374	$11,760,257
Cost of sales	2,034,148	3,987,120	6,021,268
Gross profit	607,735	5,131,254	5,738,989
Percentage of sales	23.0%	56.3%	48.8%

	Nine Months Ended September 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$3,082,062	$9,167,287	$12,249,349
Cost of sales	2,457,273	4,494,905	6,952,178
Gross profit	624,789	4,672,382	5,297,171
Percentage of sales	20.3%	51.0%	43.2%

Total inventory for Bacchus Distribution was $1,081,871 of purchased wines and $389,287 of non-wine merchandise at September 30, 2011.  At September 30, 2010 total inventory for Bacchus Distribution was $1,371,656 of purchased wines and $367,348 of non-wine merchandise, a reduction of $289,785 of purchased wines and an increase of $21,939 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $4,955,583 and $3,073,241 of non-wine merchandise and work-in-process at September 30, 2011. At September 30, 2010 total produced wine inventory of $6,471,438 and $2,822,743 of non-wine merchandise and work-in-process for the same period, a reduction of $1,515,855 for produced wine inventory and an increase of $250,498 in work-in-process from 2010 to 2011.

9) SUBSEQUENT EVENT: MANAGEMENT PLAN TO REPURCHASE STOCK

On November 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $200,000 of its common stock through April 1, 2012. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Such policies were unchanged during the three months ended September 30, 2011.

Overview

Net income for the three months ended September 30, 2011 increased $202,062 or 117.9%, from the comparable prior year period.  Net income for the nine months ended September 30, 2011 increased $462,850 or 415.9% from the corresponding prior year period. Sales for the three months ended September 30, 2011 to out-of-state distributors through the Company’s national sales department decreased $149,609 or 7.8% from the corresponding prior year period and decreased $ 102,906 or 2.1% for the nine months ended September 30, 2011 from the corresponding prior year period.  Sales for the three months ended September 30, 2011 through the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $4,896 or .3% from the corresponding prior year period and decreased $ 321,407 or 6.0% for the nine months ended September 30, 2011 from the corresponding prior year period. Sales for the three months ended September 30, 2011 through the Company’s direct sales department increased $ 43,633 or 5.7% from the corresponding prior year and increased $65,347 or 3.2% for the nine months ended September 30, 2011 from the corresponding prior year period. The increase in net income was attributed to a combination of better overall gross margins and the reduction of sales, general and administrative expenses for the company. Overall gross margins increased $118,972 or 6.0%  and sales, general and administrative expenses decreased $166,085 or 10.1% for the three months ended September 30, 2011 from the corresponding prior year period. Overall gross margins increased $ 441,818 or 8.3% and sales, general and administrative expenses decreased $298,558 or 6.0% for the nine months ended September 30, 2011 from the corresponding prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company sold approximately 35,052 cases during the three months ended September 30, 2011, a decrease of 3,816 cases or 9.8% from the corresponding prior year period. Of these cases sold, approximately 26,835 cases were produced brands, a decrease of 2,116 cases or 7.3% from the corresponding prior period and another 8,217 cases were purchased brands, a decrease of 1,700 cases or 17.1% from the corresponding prior period. The Company sold approximately 106,630 cases during the nine months ended September 30, 2011, a decrease of 4,951 cases or 4.4% from the corresponding prior period. Of these cases sold, approximately 81,658 were produced brands, a decrease of 1,917 or 2.3% from the corresponding prior period and another 24,972 cases were purchased brands, a decrease of 3,034 or 10.8% from the corresponding prior year period.

Distributed sales of wine purchased from other wineries are declining and are expected to continue to decline as the winery is discontinuing its wholesale operations called Bacchus Fine Wines by year end. Management has determined that the winery, as a small public company, can no longer afford the public reporting compliance costs of distributing wines. The winery’s own wines are now distributed by Young’s Northwest as they have been in California, Washington, Hawaii and Alaska.

Gross margins on the Company’s produced wine have moved towards returning to historical levels resulting in an increase in Gross Profit of $147,833 or 8.3% for the three months ended September 30, 2011 from the corresponding prior year period. Gross profit for the Company’s produced wine increased $ 458,872 or 9.8% for the nine months ended September 30, 2011 from the corresponding prior year period.

The increase in gross margin in addition to a decrease in administrative costs produced a net income of $373,407 for the three months ended September 30, 2011 compared to a net income of $171,345, an increase of $202,062 or 117.9% over the corresponding prior year period.  As a result, the Company generated $0.08 basic earnings per share during the three months ended September 30, 2011, an increase of $0.04 from the corresponding prior year period and a basic earnings per share during the nine month period ended September 30, 2011 of $0.12, an increase of $0.10 from the corresponding prior year period.

The winery bottled approximately 894 cases in the third quarter of 2011.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2012.  The index rate at September 30, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2011, the Company was in compliance with all of the financial covenants.

At September 30, 2011, the Company had no amount outstanding on the line of credit. At September 30, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

Willamette Valley Vineyards continued to receive recognition as a high quality wine producer.  In September, the nationally distributed magazine, Wine & Spirits, recognized the winery as one of the “Top 100 Wineries in the World for 2011.” Editor, Joshua Greene states, “Willamette Valley Vineyards’ performance makes it a great ambassador for the wines of Oregon.”

Recent reviews factored into their decision:

2008 South Block Pinot Noir, 93 pts.;
2008 Signature Cuvée Pinot Noir, 92 pts.;
2008 Estate Pinot Noir, 92 pts.;
2008 Pinot Noir, 90 pts. and Best Buy
2009 Pinot Gris - One of the Top 5 (number 4) "Most Popular" Pinot Gris & Grigio in their annual Restaurant Poll.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In the spring edition of Wine Press Northwest, Willamette Valley Vineyards was also named “Oregon Winery of the Year.”  Andy Perdue, Editor-in-chief said, “This was an easy decision this year as Willamette Valley Vineyards has been a leader in the industry for decades with their sustainability efforts and high quality Pinot Noir.”

The September issue of Portland Monthly Magazine declared the 2008 Tualatin Estate Pinot Noir as one of the “50 Best Wines in Oregon” giving it a 90pt score.  Coined as “The Ultimate Burgundy Reference,” Allen Meadows’ Burghound.com recently reviewed Willamette Valley Vineyards’ Pinot Noirs:

2008 Pinot Noir, 90pts.;
2008 Elton Pinot Noir, 90pts.;
2008 Estate Pinot Noir, 91pts.;
2008 Hannah Pinot Noir, 90pts.;
2008 O’Brien Pinot Noir, 91pts.;
2008 Tualatin Estate Pinot Noir, 90pts.;
2008 Whole Cluster Pinot Noir, 91pts..

Up against more than 2,000 wines, the 2009 Riesling took “Wine of the Year” at the 20th Annual Indy International Wine Competition in Indiana.

The July issue of Runner’s World ran a feature, “Elite runners reveal their pour of choice.” Famed runner, Sage Canady chose our 2007 Pinot Noir and said, “Its hearty taste is perfect after long runs. Plus it’s full of healthy antioxidants!”

RESULTS OF OPERATIONS

Revenue

Net sales to out-of-state distributors during the three months ended September 30, 2011 through the Company’s national sales department decreased $149,609 or 7.8% from the corresponding prior year period, the Company’s direct sales department increased by $43,633 or 5.7% from the corresponding prior year period and the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $4,896 or .3% from the corresponding prior year period. Net sales to out-of-state distributors during the nine months ended September 30, 2011 through the Company’s national sales department decreased $102,906 or 2.1% from the corresponding prior year period, the Company’s direct sales department increased $65,347 or 3.2% from the corresponding prior year period and the Company’s in-state wholesale department, Bacchus Fine Wines, decreased $321,407 or 6.0% from the corresponding prior year period.

The Company sold approximately 35,052 cases during the three months ended September 30, 2011.  Of these cases sold, approximately 26,835 cases were produced brands and another 8,217 cases were purchased brands. The Company sold approximately 106,630 cases during the nine months ended September 30, 2011. Of these cases sold, approximately 81,658 were produced brands and another 24,972 cases were purchased brands.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s revenues from winery operations are summarized as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Retail sales, rental income and events	$804,153	$760,520	$2,132,767	$2,067,420
In-state sales	1,894,182	1,899,078	5,064,012	5,385,419
Out-of-state sales	1,752,367	1,901,976	4,866,403	4,969,309
Bulk wine/miscellaneous sales	80	138,340	610	148,989

Total revenue	4,450,782	4,699,914	12,063,792	12,571,137

Less excise taxes	(105,862)	(99,570)	(303,535)	(321,788)

Net revenue	$4,344,920	$4,600,344	$11,760,257	$12,249,349

Cost of Goods Sold

The Company’s cost of goods on produced wines is moving back to historical levels resulting in an increase in gross profit for the three months and nine months ended September 30, 2011

Gross Profit

Gross profit showed an increase for the three months ended September 30, 2011 of $118,972 or 6.0% from the corresponding prior year period and an increase of gross profit for the nine months ended September 30, 2011 of $441,818 or 8.3% from the corresponding prior year period.

As a percentage of net revenue, gross profit margin from winery operations was 48.0% in the three months ended September 30, 2011, compared to 42.8% in the corresponding prior year period. The increase in gross profit as a percentage of net revenue for the three months ended September 30, 2011 is mainly due to the decrease in the cost of the Company’s produced brands across the Company’s product lines. Gross profit margin from winery operations was 48.8% in the nine months ended September 30, 2011, compared to 43.2% in the corresponding prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased for the three months ended September 30, 2011 by $166,085 or 10.1% compared to the corresponding prior year period and decreased for the nine months ended September 30, 2011 by $298,558 or 6.0% compared to the corresponding prior year period. This decrease is due primarily to a reduction in salaries expense as a result of streamlining the Company’s overhead operations as well as a decrease in professional service fees for accounting and legal services. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 33.9% for the three months ended September 30, 2011 as compared to 35.6% for the corresponding prior year period and were 39.8% for the nine months ended September 30, 2011 as compared to 40.6% for the corresponding prior year period.

Interest Income, Interest Expense

Interest income for the three months ended September 30, 2011 was $4,502, an increase of $1,083 or 31.7% over the corresponding prior year period. Interest income for the nine months ended September 30, 2011 was $ 9,348, a decrease of $ 198 or 2.1% over the corresponding prior year period. Interest expense for the three months ended September 30, 2011 was $51,480 a decrease of $1,785 or 3.4% compared to the corresponding prior year period. Interest expense for the nine months ended September 30, 2011 was $150,026, a decrease of $ 12,936 or 7.9% compared to the corresponding prior year period. The average interest rate paid for the nine months ended September 30, 2011 was 6.3%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

The income tax expense for the three months ended September 30, 2011 was $227,516 for the three months ended September 30, 2011, an increase of $ 113,287 or 99.2% compared to the corresponding prior year period. The Company’s estimated tax rate for the three months ended September 30, 2011 and 2010 was 37.9% and 40.0%, respectively. The income tax expense for the nine months ended September 30, 2011 was $ 382,758, an increase of $308,567 or 415.9% compared to the corresponding prior year period. The Company’s estimated tax rate for the nine months ended September 30, 2011 and 2010 was 40.0% and 40.0%, respectively.

Net Income and Earnings per Share

The increase in gross margin in addition to a reduction in selling and administrative costs produced a net income for the three months ended September 30, 2011 of $373,407, an increase of $202,062 or 117.9% compared to the corresponding prior year period. As a result, the Company generated $0.08 basic earnings per share during the three months ended September 30, 2011, an increase of $0.04 basic earnings per share versus the corresponding prior year period. Net income for the nine months ended September 30, 2011 was $ 574,138, an increase of $462,850 or 415.9% compared to the corresponding prior year period. As a result, the Company generated $0.12 basic earnings per share during the nine months ended September 30, 2011, an increase of $0.10 basic earnings per share compared to the corresponding prior year period.

The winery bottled approximately 894 cases in the third quarter of 2011.

Liquidity and Capital Resources

At September 30, 2011, the Company had a working capital balance of $12.8 million and a current working capital ratio of 7.63:1. At December 31, 2010, the Company had a working capital balance of $11.5 million and a current working capital ratio of 5.98:1.  The Company had a cash balance of $2,904,328 at September 30, 2011, compared to a cash balance of $1,518,864 at December 31, 2010.

Total cash provided by operating activities in the nine months ended September 30, 2011 was $1,871,897 compared to cash provided by operating activities of $1,393,392 for the same period in the prior year.

Total cash used in investing activities in the nine months ended September 30, 2011 was $1,444,103, compared to $330,878 used in the comparable prior year period.  The increase was due to an increase in the current period of capital expenditures for property and equipment costs versus the prior year.

Total cash provided by financing activities in the nine months ended September 30, 2011 was $957,670 compared to $726,051 used in financing activities in the comparable prior year period. Cash provided by financing activities in the current year primarily consists of the obtaining of a new long term loan that was offset by payments on the long-term debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2012. The index rate at September 30, 2011 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2011, the Company was in compliance with all of the financial covenants.

At September 30, 2011, the Company had no amount outstanding on the line of credit. At September 30, 2011, the availability on the line of credit was $2,000,000.

At December 31, 2010, the Company had no amount outstanding on the line of credit. At December 31, 2010, the availability on the line of credit was $2,000,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of September 30, 2011, the Company had a total long-term debt balance of $4,255,506, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2010, the Company had a total long-term debt balance of $3,279,312. New long-term debt was secured during the second quarter. The total loan amount is $1.4 million, the proceeds to be used for retirement of existing debt, the purchase of land, equipment and capital improvements to the winery facility.

At September 30, 2011, the Company owed $0 on grape contracts. For the 2011 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

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

The following tables outline the sales, cost of sales and gross profit, for the three month and nine month periods ended September 30, 2011 and September 30, 2010 by operating segment:

	Three Months Ended September 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$883,103	$3,461,817	$4,344,920
Cost of sales	717,340	1,538,050	2,255,390
Gross profit	165,763	1,923,767	2,089,530
Percentage of sales	18.8%	55.6%	48.1%

	Three Months Ended September 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$1,078,711	$3,521,633	$4,600,344
Cost of sales	884,087	1,745,699	2,629,786
Gross profit	194,624	1,775,934	1,970,558
Percentage of sales	18.0%	50.4%	42.8%

	Nine Months Ended September 30, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$2,641,883	$9,118,374	$11,760,257
Cost of sales	2,034,148	3,987,120	6,021,268
Gross profit	607,735	5,131,254	5,738,989
Percentage of sales	23.0%	56.3%	48.8%

	Nine Months Ended September 30, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$3,082,062	$9,167,287	$12,249,349
Cost of sales	2,457,273	4,494,905	6,952,178
Gross profit	624,789	4,672,382	5,297,171
Percentage of sales	20.3%	51.0%	43.2%

Total inventory for Bacchus Distribution was $1,081,871 of purchased wines and $389,287 of non-wine merchandise at September 30, 2011.  At September 30, 2010 total inventory for Bacchus Distribution was $1,371,656 of purchased wines and $367,348 of non-wine merchandise, a reduction of $289,785 of purchased wines and an increase of $21,939 of non-wine merchandise from 2010 to 2011. Total inventory for produced wine inventory was $4,955,583 and $3,073,241 of non-wine merchandise and work-in-process at September 30, 2011. At September 30, 2010 total produced wine inventory of $6,471,438 and $2,822,743 of non-wine merchandise and work-in-process for the same period, a reduction of $1,515,855 for produced wine inventory and an increase of $250,498 in work-in-process from 2010 to 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.

Management’s remediation initiatives – Management commenced in 2010 an initiative to address the material weakness disclosed in the Company’s 2009 report on Internal Control over Financial Reporting, which initiative included the following:

CONTROLS AND PROCEDURES - continued

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

Changes in Internal Control over Financial Reporting –

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On November 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $200,000 of its common stock through April 1, 2012. Common stock will be repurchased from time to time in the open market or through private transactions, subject to market conditions.

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

10.10†	Exclusive Distribution Agreement between Young’s Market Company of Washington, LLC and the Willamette Valley Vineyards, Inc. entered into August 1, 2011

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of R. Steven Caldwell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

† Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 10, 2011	By:	/s/ James W. Bernau
James W. Bernau
President

Date: November 10, 2011	By:	/s/ R. Steven Caldwell
R. Steven Caldwell
Chief Financial Officer