Form 10-K
period 2011-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2012-03-27
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:            Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $15,119,299.

The number of outstanding shares of the registrant’s Common Stock as of March 27, 2012 was 4,892,977.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

TABLE OF CONTENTS

		PAGE

	PART I

Item 1	Business	4
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	(Removed and Reserved)	16

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	16
Item 6	Selected Financial Data	17
Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8	Financial Statements and Supplementary Data	25
Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	47
Item 9A	Controls and Procedures	47
Item 9B	Other Information	48

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	48
Item 11	Executive Compensation	51
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	53
Item 13	Certain Relationships and Related Transactions, and Director Independence	55
Item 14	Principal Accounting Fees and Services	55
Item 15	Exhibits, Financial Statements Schedules	56

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

Business

Introduction – Willamette Valley Vineyards, Inc. (the “Company” or WVV) was formed in May 1988 to produce and sell premium, super premium and ultra premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, where the Company’s Turner Vineyard and Winery are located on 110 acres of Company-owned land adjacent to Interstate 5, approximately two miles south of Salem, Oregon. The Company’s wines are made from grapes grown on the 791 acres of vineyard owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery located on approximately 125 acres near Forest Grove, Oregon, and leases an additional 114 acres of vineyard land at the Forest Grove location.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2011, $22 to $100 per bottle; Chardonnay, $25 to $35 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 to $12 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles:  Semi-Sparkling Muscat, $19 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $38 per bottle; Merlot, $38 per bottle; Cabernet Sauvignon, $38 per bottle; Cabernet Franc, $38 per bottle; The Griffin (a Bordeaux style), $60 per bottle; and Viognier, $25 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

ITEM 1.  BUSINESS - continued

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK, WILLAMETTE and SIP.SAVE marks.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Vineyard were with non-resistant rootstock. As of December 31, 2011, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are with, and all future planting will be with phylloxera-resistant rootstock. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

ITEM 1.  BUSINESS - continued

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

2010 Oregon harvest – The National Agricultural Statistics report states that the total yield per harvested acre in Oregon was down 29.0% in 2010. The planting of new grape acreage slowed again in 2010 with 900 acres of new acres planted compared to 1,098 in 2009. There was a net gain of 40 wineries in Oregon with a 4.4% increase in total cooperage. Case sales of Oregon wine increased 16.0% in 2010 and wine sales in dollars increased 25.0% from a year ago. The average price per ton for all grapes harvested in Oregon increased from $1,910 per ton in 2009 to $2,030 per ton in 2010. Total wine production in Oregon decreased 24.0% in 2010.

2011 Oregon harvest – There is no available data on the 2011 Oregon harvest as of the date of this report.

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

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 12,784 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra premium cork-finished-wine through a combination of direct sales at the Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

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

Vineyard – The Company now owns and leases for 460 acres of vineyard land. The vineyards the company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, we anticipate these vineyards, along with the existing grape purchase contracts, will enable the Company to grow approximately 85% of the grapes needed to meet the Winery’s ultimate production capacity of 297,000 gallons (125,000 cases).

ITEM 1.  BUSINESS - continued

The property – The Company’s estate vineyard at the Turner site currently has 56 acres planted and producing, with 24 acres of “certified organic” (by Oregon Tilth) Pinot Noir and 24 acres of Pinot Gris and Chardonnay. The oldest grapevines were planted in 1985, with additional grapevines planted in 1992, 1993, and 1999. Vineyards generally remain productive for 30 to 100 years, depending on weather conditions, disease and other factors. We estimate these vines will continue to produce for another 35 years under conditions known today. In 2009 an additional 8.8 acres of Pinot Noir was planted at the Estate on property acquired through lot line adjustment and purchase that will begin producing as part of the 2012 harvest.

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

In 2011, the Company purchased 17 acres of vineyard land adjoining the Turner Estate for future plantings. This land was acquired through lot line adjustment and purchase.

Grape supply – In 2011, the Company’s 56 acres of producing estate vineyard yielded approximately 135 tons of grapes for the Winery’s twenty third harvest. Tualatin Vineyards produced 461 tons of grapes in 2011. Elton Vineyards produced 122 tons of grapes in 2011. In 2011, the Company purchased an additional 609 tons of grapes from other growers. The Winery’s 2011 total wine production was 190,000 gallons (80,200 cases) from its 2009 and 2010 harvests. The Company expects to produce approximately 230,000 gallons in 2012 (97,000 cases) from its 2011 harvest. The Vineyard cannot and will not provide the sole supply of grapes for the Winery’s near-term production requirements.

In 2005, the Company entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers whereby the grower agreed to plant 40 acres of Pinot Gris and 50 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2015, with the first crop received in 2007. In 2006, the Company entered into a long-term grape purchase agreement with the same Willamette Valley wine grape grower whereby the grower agreed to plant 100 acres of Pinot Noir, 50 acres of Pinot Gris and 20 acres of Riesling and the Winery agreed to purchase the yield at fixed contract prices through 2016. The wine grape grower must meet strict quality standards for the wine grapes to be accepted by the Winery at time of harvest and delivery. The Company is obligated to purchase 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year. We cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced in any given year. If there are no grapes produced in any given year, or if the grapes are rejected for failure to meet contractual quality standards, the Company has no payment obligation for that year. Failure of the grower to comply with the provisions of the contracts would constitute a default, allowing the Company to recover damages, including expected lost profits. The Company has no right to use of the underlying properties. These new long-term grape purchase agreements will increase the Company’s supply of high quality wine grapes and provide a long-term grape supply, at fixed prices.

ITEM 1.  BUSINESS - continued

In 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. The acreage is mostly planted in Pinot Noir. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2011, the annual costs of this lease were $113,468. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum.

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

ITEM 1.  BUSINESS - continued

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2011, the Winery produced approximately 190,000 gallons (80,200 cases) from its 2009 and 2010 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Mortgages on properties – The Company’s winery facilities in Turner are subject to three mortgages with an aggregate principal balance of $4,193,917 at December 31, 2011. The mortgage is payable in monthly aggregate installments, including principal and interest, of approximately $450,000 annually through 2012, $436,826 annually from 2013 through 2025 and $195,300 annually through 2026.

ITEM 1.  BUSINESS - continued

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Gallons of
	Grapes	Bulk	Production	Cases
Harvest Year	Harvested	Purchases	Year	Produced

2005	1,132	-	2005	72,297
2006	1.488	-	2006	81,081
2007	1,746	-	2007	115,466
2008	1,425	57,736	2008	121,027
2009	2,133	74,954	2009	132,072
2010	1,045	4,276	2010	110,224
2011	1,327	9,620	2011	81,357

Cases produced per ton harvested often varies between years mainly due to the timing of when the cases are produced.

Sales and Distribution

Marketing strategy – The Company markets and sells its wines through a combination of direct sales at the Winery, sales directly and indirectly through its shareholders, self-distribution to local restaurants and retail outlets in Oregon (ending August 31, 2011), directly through mailing lists, and through distributors and wine brokers selling in specific targeted areas outside of the state of Oregon. As the Company has increased production volumes and achieved greater brand recognition, sales to other domestic markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

On August 1, 2011, the Company and Young’s Market Company of Oregon, LLC, an Oregon limited liability company, and Young’s Market Company of Washington, LLC, an Oregon limited liability company (collectively referred to hereafter as “Young’s”) entered into an Exclusive Distribution Agreement concerning the distribution of wines produced by the Company. Under the terms of the Exclusive Distribution Agreement, for a period of seven years commencing on September 1, 2011, Young’s will be the exclusive distributor of the Company’s Willamette Valley Vineyards and Griffin Creek wines in the State of Washington and in all counties in the State of Oregon other than Morrow, Umatilla, Union, Wallowa, Grant, Baker and Malheur counties. The Company will discontinue its previous practice of distributing wines produced by the Company through Bacchus Fine Wines, the Company’s distribution business. Bacchus Fine Wines will continue to promote the Company’s wine as well as distribute other brands in its portfolio. No additional wine is being purchased for distribution by Bacchus as it winds down it’s activity as a distribution arm of the Company. The purchased wine on hand at year end will be sold until the inventory is depleted.

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

ITEM 1.  BUSINESS - continued

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

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors or retailers at wholesale prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor or wholesale prices, as the case may be. For 2011, direct sales contributed approximately 19.3% of the Company’s revenue.

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

Self-distribution – In 1990, the Company established a self-distribution wholesale system, which the Company refers to as Bacchus Fine Wines, to sell its wines to restaurant and retail accounts located in Oregon. In 2011 the Company discontinued this self-distribution operation of produced wine and began to utilize Young’s as the Company’s distribution arm for Oregon. The relationship with Young’s commenced September 1, 2011. Management feels that the new process of distribution in Oregon will allow the Company to redirect its focus to the vineyards and wine making process as well as continuing the development of a distribution network nationwide.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra premium wines are utilized. The Company’s products are distributed in 50 states and the District of Columbia and 8 non-domestic (export) customers. In 2011 and 2010, approximately 43.0% and 40.0%, respectively, of the Company’s net revenues were attributable to out of state distribution.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2011 no one customer represented more than 10% of total revenues. In 2010 no one customer represented more than 10% of total revenues.

ITEM 1.  BUSINESS - continued

Research and Development

The nature of the Company’s business does not require the Company to incur a material amount of research and development expense.

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

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

The Company management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and consumers of its wine. Much of our expenses for protecting the environment are voluntary, however the Company is regulated by various local, state and federal agencies regarding environmental laws where these costs and processes are effectively integrated into our regular operations and do not cause significant alternative processes or costs.

ITEM 1.  BUSINESS - continued

Employees

As of December 31, 2011 the Company had 62 full-time employees and 30 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including the Company, that file electronically with the SECwww.sec.gov.. You may learn more about the Company by visiting the Company’s website at www.wvv.com.

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

ITEM 1A.  RISK FACTORS - continued

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

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios

Nationwide we sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. A change in our relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns, leases, or contracts for 794 acres of vineyard land of which 317 acres is owned and 477 acres leased or under contract for grape purchases.

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2011, the Winery produced approximately 190,000 gallons (80,200 cases) from its 2009 and 2010 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company has a large tasting and hospitality facility of 19,470 square feet (the “Hospitality Center”). The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company’s wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging. See additional discussion of vineyard & wine production facility under Item 1. Business.

The Company carries Property and Liability insurance coverage in amounts deemed adequate by Management.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “WVVI.”

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s Common Stock as reported on the NASDAQ Capital Market:

Quarters ended 2011	12/31/2011	9/30/2011	6/30/2011	3/31/2011

High	$3.24	$3.70	$3.40	$3.55
Low	$2.85	$2.65	$3.00	$3.02

Quarters ended 2010	12/31/2010	9/30/2010	6/30/2010	3/31/2010

High	$3.92	$3.69	$3.71	$3.95
Low	$3.25	$3.30	$3.17	$3.26

Holders

As of May 11, 2011, we had approximately 4,521 stockholders of record.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Amounts paid by customers to the Company for shipping and handling expenses are included in the net revenue. Expenses incurred for outbound shipping and handling charges are included in selling, general and administrative expense. Inbound freight costs for Bacchus purchased wines are capitalized into inventory at the time of purchase. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling expenses as a cost of goods sold.

Overview

Results of Operations

The Company produced revenues of $15,661,905 in 2011 versus $17,370,803 in the prior year, a decrease of 9.8%. Income from operations increased by 77.2% to $1,500,437 in 2011, in comparison to $846,604 in 2010. Net earnings increased by 108.3% to $857,755 versus $411,808 in the prior year, and diluted earnings per share were 18 cents per share, which compares to 8 cents per share in the prior year.

These results are a combination of several key factors, including an increase in gross profit, decreased expenses and increase in income tax expense.

The increase in gross profit accounted for approximately 4.0% of the favorable change in income from operations versus the prior year and decreases in expenses account for about 96.0% of the favorable change.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross profit increase was generally affected by one key factor: decreased production costs of produced brands which resulted in a lower cost of goods sold.

The decrease in sales, general and administrative expense versus the prior year resulted from decreased commissions, wages and salary expense in selling, general & administrative expense coupled with the related expenses for payroll taxes and benefits.  Audit fees again decreased in 2011 versus the prior year. The G&A expenses show an overall decrease of 16% from the prior year as G&A costs were better controlled.  This was partially offset by the increase in facility repairs during the year versus the prior year.

The gross margin percent received from sales of all the winery’s products were 49.3% in 2011 compared to 44.3% for 2010. The increased margin is due to decreases in the cost of produced wine. The gross margin received from the sale of produced wine in 2011 was 57.3% compared to 49.7% in 2010.

Out-of-state distributor sales revenue decreased 4.2% for the year ended December 31, 2011 as compared to the prior year. Retail sales increased 8.2%. Bacchus Fine Wines decreased 12.6% in the sales of Winery produced products and a decrease of 21.3% in sales of purchased wine and merchandise from other suppliers. The decrease in sales of Winery produced products for Bacchus was mostly the result of converting our in-state sales from utilizing our own distributor to selling the product through an Oregon distributor with the corresponding reduction in sales price beginning in September. This reduction in sales prices is a reflection of selling produced wine at an FOB prices as opposed to direct sales to restaurants and stores.

The Company had a line of credit balance of $0 at December 31, 2011 and 2010, respectively.

Sales

In the year ended December 31, 2011, the Company sold approximately 16,000 cases of Willamette Valley Pinot Noir (vintage level), 6,500 cases of Barrel Select Pinot Noir, 2,000 cases of Founders Reserve Pinot Noir, 2,400 cases of Single Vineyard Designates Pinot Noir, 19,000 cases of Whole Cluster Pinot Noir, 18,000 cases of Pinot Gris and 22,000 cases of Riesling.

At December 31, 2011 the Company had inventory on-hand of 28,272 cases of Willamette Valley Pinot Noir (vintage level), 4,220 cases of Barrel Select Pinot Noir, 2,427 cases of Founders Reserve Pinot Noir, 6,817 cases of Single Vineyard Designates Pinot Noir, 1,676 cases of Whole Cluster Pinot Noir, 13,785 cases of Pinot Gris and 8,412 cases of Riesling.

The Company has or plans to bottle 12,000 cases of 2011 Willamette Valley Pinot Noir (vintage level), 3,500 cases of Single Vineyard Designate Pinot Noir, 21,000 cases of 2011 Whole Cluster Pinot Noir, 17,000 cases of 2011 Pinot Gris and 23,000 cases of 2011 Riesling by December 2012.

The Company sold approximately 135,000 cases of wine in 2011, of which 104,000 cases were Winery-produced wines. Of the Winery-produced case sales in 2011, approximately 83,800 were the above listed varieties. Total purchased wine case sales in 2011 were approximately 30,800 cases. The 2011 harvest produced 1,327 tons of wine grapes. The 2011 harvest yielded higher volumes, approximately 27.0% higher than prior year. The expected 2011 vintage yield is expected to produce approximately 87,500 cases, which includes a few selected bulk wine sales.

Wine Inventory

The Company had approximately 85,000 cases of bottled wine on-hand at the end of 2011.  In 2008, the Company addressed long-term grape shortages by acquiring an additional 80 acres of undeveloped vineyard land in the Eola Hills adjacent to the existing Elton Vineyards property currently under lease. The Company also executed a long-term lease for an additional 108.8 acres at the same Eola Hills site. These sites remain undeveloped. The Company also acquired 15 acres of property in 2008 adjacent to the existing Estate site at the Winery in Turner, OR. Of these 15 acres at the Estate Winery, 8.8 acres were developed and have been planted in grapes in 2009. The Company also acquired 5 acres of additional vineyard land at its Tualatin Estate Vineyard in 2008 and these acres were also developed and planted in 2009. In 2011 the Company purchased an additional 17 acres of land adjacent to the Estate Winery of which 15 acres will be planted in the future.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

These actions bring to a total of 811 acres of vineyard owned, leased or contracted by the Company, with 23 of those acres recently planted and not productive. The 244 acres recently purchased and leased are undeveloped and therefore not planted. The total acres of Pinot Noir are 300, of which nine are young, non-productive vines; the total acres of Pinot Gris are 122 of which 14 are young, non-productive vines; the total acres of Riesling are 95, all of which are producing vines.

Production Capacity

Management purchased capital assets in 2011 at a much higher level than 2010. Purchases made in 2011 were annual replacement barrels for production and some major machinery and equipment purchases also for production. Capital purchases in 2012 will be reviewed closely to address future production requirements based on the expected increases in wine grape quantities. Management decided not to use the Tualatin production facility in 2011 due to the need to utilize the facility for storage of inventory. In 2008, the Company replaced the roof and production floor, insulation and walls in anticipation of using it for wine storage and future production.

Head Winemaker

During 2011 the Company lost its head winemaker, Forrest Klaffke, who passed away in December after a 3 year battle with cancer. As a result of Forrest's initial absence, our then assistant winemaker, Don Crank, who has been with the Company for 8 years, was promoted to winemaker. When Forrest returned to his duties, they both worked side by side until a reoccurrence of the cancer prevented Forrest from continuing his duties. In late December, Don assumed the duties of head winemaker. The Company's management is confident that he will continue the production of excellent wine in the future.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2011 and into 2012.

Three ’08 Pinot Noirs were reviewed in the January issue of Wine & Spirits: Estate Pinot Noir, 92pts; Vintage Pinot Noir, 90pts; Signature Cuvée Pinot Noir, 92pts.

Also in January, Harvey Steiman of Wine Spectator rated the ’08 Estate Pinot Noir 90pts.

In Gregory S. Walter’s “Pinot Report", the following '08 Pinot Noirs were reviewed: Vintage Pinot Noir, 91pts.; South Block Pinot Noir, 91pts.; Hannah Pinot Noir, 93pts.; Fuller Pinot Noir, 93pts.; O’Brien Pinot Noir, 90pts.

Coined as “The Ultimate Burgundy Reference,” Allen Meadows’ Burghound.com recently reviewed Willamette Valley Vineyards’ Pinot Noirs: 2008 Pinot Noir, 90pts.; 2008 Elton Pinot Noir, 90pts.; 2008 Estate Pinot Noir, 91pts.; 2008 Hannah Pinot Noir, 90pts.; 2008 O’Brien Pinot Noir, 91pts.; 2008 Tualatin Estate Pinot Noir, 90pts.; 2008 Whole Cluster Pinot Noir, 91pts..

In the March Wine Enthusiast magazine issue, the ’08 South Block earned 92pts. and Editor’s Choice.

Up against more than 2,000 wines, our 2009 Riesling took “Wine of the Year” at the 20th Annual Indy International Wine Competition in Indiana.

Willamette Valley Vineyards was one of four wineries to pour at the James Beard dinner held in Portland, OR in the month of March. The dinner was a kick-off event for the annual James Beard Foundation Awards, the nation's most prestigious recognition program honoring professionals in the food and beverage industry.

Wine Press Northwest magazine named the winery "Oregon Winery of the Year" in its Spring '11 edition.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

At the LIVE annual meeting in April,  Jim Bernau, Founder of Willamette Valley Vineyards was awarded Salmon-Safe’s very first “Hero of Salmon” award for his implementation of the high impact Salmon-Safe SIP•SAVE campaign in print, retail, web and even vehicle graphics.

The June issue of Oregon Business magazine named Willamette Valley Vineyards one of “The 100 Best Green Companies to Work for in Oregon.” The winners are from every sector in the state: landscapers, hotels, builders, software makers and of course, wineries.

In September, the nationally distributed magazine, Wine & Spirits, recognized the winery as one of the “Top 100 Wineries in the World for 2011.” Editor, Joshua Greene states, “Willamette Valley Vineyards’ performance makes it a great ambassador for the wines of Oregon.” Recent reviews factored into their decision: 2008 South Block Pinot Noir, 93pts.; 2008 Signature Cuvée Pinot Noir, 92pts.; 2008 Estate Pinot Noir, 92pts.; 2008 Pinot Noir, 90pts. and Best Buy; 2009 Pinot Gris - One of the Top 5 (number 4) "Most Popular" Pinot Gris & Grigio in their annual Restaurant Poll.

The September issue of Portland Monthly Magazine declared the 2008 Tualatin Estate Pinot Noir as one of the “50 Best Wines in Oregon” giving it a 90pt. score.

October 2011 continued a long-held tradition as the Willamette Valley Vineyards Estate hosted its 13th annual Chefs’ Nite Out, this year raising $50,000 for the Marion-Polk Food Share.

Dr. Jay Miller of Robert Parker’s Wine Advocate stated in their October issue, “Willamette Valley Vineyards is a reliable producer of quality Pinot Noir…their Whole Cluster Pinot Noir is a perennial Best Buy.” Dr. Miller also reviewed these wines; 2009 Elton Pinot Noir, 90pts; 2009 Hannah Pinot Noir, 90pts; 2009 Tualatin Estate Pinot Noir, 89pts.

Wine & Spirits featured our 2009 Estate Chardonnay giving it 90pts in their October issue.

Editor in chief of Snooth.com, Gregory DI Piaz, recongnized our 2009 Estate Pinot Noir as one of his top 6 Oregon Pinot Noirs and awarded it with a 92 pt score in a November article.

In December, the Seattle Times Wine Advisor, Paul Gregutt, named the 2008 South Block Pinot Noir as one of  the “Top 100 Wines in the Oregon and Washington area.”

NBC’s new hit show “Grimm” chose to feature our 2009 Pinot Noir in select scenes on a recent episode, further strengthening brand awareness.

Up against over 350 outstanding Pinots, our 2008 O’Brien Pinot Noir was awarded a gold medal in February 2012 at the 10th annual Pinot Noir Shootout in California.

The OSU Austin Entrepreneurship Program held their 2012 Weatherford Awards in February, recognizing Jim Bernau and three other individuals who have ‘furthered Oregon’s pioneering and innovative spirit.”

The March 2012 issue of Wine Enthusiast magazine recognized several of our wines with 90+ point scores; 2010 Riesling, 90pts/Best Buy;2009 Elton Pinot Noir, 91pts/Cellar Selection; 2009 Tualatin Estate Pinot Noir, 90pts.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. The Company reported a profit during its first quarter of 2011 and expects the first quarter of 2012 to report a profit as well although it historically is the weakest of the year. Sales volumes increase progressively beginning in the second quarter through the fourth quarter because of consumer buying habits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth certain information regarding the Company’s revenues, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2011 and December 31, 2010:

	Three months ended		Twelve months ended
	December 31, 2011		December 31, 2011
	2011	2010	2011	2010

Retail sales	$882,213	$718,367	$3,014,980	$2,785,786
In-state sales	1,243,402	2,254,818	6,296,319	7,640,237
Out-of-state sales	1,862,608	2,069,013	6,740,106	7,038,322
Bulk wine/miscellaneous sales	1,400	222,918	2,010	371,908

Total revenue	3,989,623	5,265,116	16,053,415	17,836,253

Less excise taxes	(87,975)	(143,662)	(391,510)	(465,450)

Net revenue	$3,901,648	$5,121,454	$15,661,905	$17,370,803

2011 Compared to 2010

Retail sales for the year ended December 31, 2011 increased $229,194, or 8.2%, as compared to the corresponding prior year period. Retail sales increased significantly during the year ended December 31, 2011, due to a combination of increases throughout the department. There was an increase of On Site and Off Site Events of $42,994, or 14.3% as well as an increase of $144,396, or 24.2%, in Wine Club sales and an increase of $75,088, or 149.6% in Internet sales. The focus on customers for life through telephone, internet order and retail sales will continue with the goal of expanding the customer base and continuing the trend of increasing revenue generation by the Retail department.

Total wholesale sales in the state of Oregon, through the combination of the Company’s in-state sales force and the Company’s new distributor relationship with Young’s decreased $1,343,918, or 17.6%, in the year ended December 31, 2011, as compared to the prior year. The decrease was mainly the result of the newly created relationship with Young’s as the distributor of WVV label products starting September 1, 2011 as well as reduced sales of purchased wine as Bacchus winds down its operation as a distribution arm of the Company. This new relationship resulted in a lower sales price of wine during the last four months of 2011.  The Willamette Valley Vineyards branded wine sales were lower than 2010 by 12.6% and as already noted were the primary factor in the 17.6% decrease in overall in-state sales.

Out-of-state sales in the year ended December 31, 2011 decreased $298,216, or 4.2%, as compared to the prior year. The national sales team is actively pursuing increasing our points of distribution and has opened markets through new distribution channels. The Company now sells wine in all 50 states and exports wine to eight countries. The Pinot Noir variety led sales in 2011.

The Company pays alcohol excise taxes to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company’s excise taxes for the year ended December 31, 2011 decreased 15.8% as compared to the prior year period. This was due primarily to a decrease in overall volume of sales out of state in 2011 which are taxed by the TTB and the decline of obtaining purchased wine from other wineries which are taxed by OLCC. Sales data in the discussion above is quoted before the exclusion of excise taxes.

As a percentage of net revenue, gross profit was 49. 3% in the year ended December 31, 2011, an increase of 11.3% compared to the 44.3% gross profit percentage from the prior year. This increase in the gross profit percent is mainly due to the decrease in production costs on produced wine.

The Company is continuing its focus on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Amortization of vineyard development costs of productive acres is included in capitalized crop costs that, in turn, are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2011 and 2010, approximately $75,044 and $73,751, respectively, were amortized into inventory costs.

Selling, general and administrative expenses for the year ended December 31, 2011 decreased $627,952, or 9.2%, compared to the prior year. The decrease in sales, general and administrative expense versus the prior year resulted from decreased commissions, wages and salary expense in Selling, general & administrative expense coupled with the related expenses for payroll taxes and benefits.  Audit fees again decreased in 2011 versus the prior year. The G&A expenses show an overall decrease of 16% from the prior year as G&A costs were better controlled through management oversight of daily expenditures as well as reduction in staffing levels due to the wind down of Bacchus Distribution for the distribution of wine in Oregon.  This was partially offset by the increase in facility repairs during the year versus the prior year.

Interest income remained the same for the year ended December 31, 2011 versus the prior year. Interest expense increased 12.9% or $24,831 in the year ended December 31, 2011 as compared to the prior year. The increase in interest expense was due to the increase in long-term debt during the year.

The provision for income taxes and the Company’s effective tax rate was $514,926 and 37.5%, respectively of pre-tax income in the year ended December 31, 2011, compared to $273,351 and 39.9% of pre-tax income recorded for the prior year.

As a result of the above factors, net income increased 108.3% to $857,755 in the year ended December 31, 2011 from $411,808 for the prior year. Earnings per share were $0.18 per share in the year ended December 31, 2011 and $0.08 in the prior year.

First Quarter 2012 Outlook

Sales in the first two months of 2012 are lower than the prior year’s sales for the same period, showing a 4.0% overall decrease. In-state sales through Bacchus Fine Wines, which includes only purchased wine sales in 2012, are down by 27.2%. This is reflective of the winding down of Bacchus as a distribution arm of WVV, National sales, which now includes the Oregon market are down slightly by 0.4% and Retail/Direct sales are up by 25.1%.

Liquidity and Capital Resources

At December 31, 2011, the Company had a working capital balance of $12.9 million and a current ratio of 8.11:1. At December 31, 2010, the Company had a working capital balance of $11.4 million and a current ratio of 5.98:1. The Company had a cash balance of $3,411,292 at December 31, 2011 compared to a cash balance of $1,518,864 at December 31, 2010. The increase in cash year over year was primarily due to the reduction of inventory levels from the prior year as well as reducing operating expenses.

Total cash provided in operating activities for the year ended December 31, 2011 was $2,719,798, compared to cash provided of $3,008,319 for the prior year, primarily as a result of the cash provided by the reduction of Company’s inventory levels in 2011.

Total cash used in investing activities in the year ended December 31, 2010 was $1,737,593, compared to $643,274 in the prior year. Cash used in investing activities consisted mainly of additions to property and equipment and vineyard development expenditures.

Total cash provided by financing activities in the year ended December 31, 2011 was $910,223, compared to cash used of $846,181 in 2010. Cash provided by financing activities in 2011 primarily consisted of the obtaining of a long-term loan during the year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

At December 31, 2011, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2011, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2012.

As of December 31, 2011, the Company had a total long-term debt balance of $4,193,917 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, acquire new vineyard land for future development and, most recently, to upgrade the Hospitality Center and other property infrastructure.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The Company’s contractual obligations as of December 31, 2011 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$4,208,590	$197,936	$663,808	$510,360	$2,836,486
Grape payables	389,233	389,233	-	-	-
Operating leases	3,322,693	384,259	1,058,011	719,921	1,160,502

Total contractual obligations	$7,920,516	$971,428	$1,721,819	$1,230,281	$3,996,988

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	26
Financial Statements
Balance Sheets	27
Statements of Income	28
Statements of Shareholders’ Equity	29
Statements of Cash Flows	30
Notes to Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 27, 2012

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2011	2010
	(audited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$3,411,292	$1,518,864
Accounts receivable, net	1,058,312	1,264,966
Inventories (Note 3)	9,619,145	10,712,018
Prepaid expenses and other current assets	138,382	82,241
Current portion of note receivable	61,492	62,415
Current portion of distribution agreement receivable	250,000	-
Income tax receivable	229,337	115,063
Total current assets	14,767,960	13,755,567

Vineyard development costs, net	1,643,546	1,662,292
Property and equipment, net (Note 4)	7,300,737	6,243,990
Debt issuance costs	50,752	32,438
Distribution agreement receivable, net of current portion	500,000	-
Note receivable	19,276	71,457
Other assets	4,456	4,456

TOTAL ASSETS	$24,286,727	$21,770,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	197,936	452,226
Accounts payable	301,168	748,813
Accrued expenses	438,983	595,197
Deferred income taxes	351,000	232,000
Current portion of deferred revenue-distribution agreement	142,857	-
Grapes payable	389,233	273,211
Total current liabilities	1,821,177	2,301,447

Long-term debt, net of current portion	4,010,654	2,827,086
Deferred rent liability	208,047	215,003
Deferred revenue-distribution agreement, net of current portion	809,523	-
Deferred gain	249,646	281,741
Deferred income taxes	754,000	578,000
Total liabilities	7,853,047	6,203,277

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
shares authorized, 4,892,977 and 4,892,977 issued and outstanding at
December 31, 2011 and December 31, 2010	8,632,746	8,623,744
Retained earnings	7,800,934	6,943,179
Total shareholders’ equity	16,433,680	15,566,923

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$24,286,727	$21,770,200

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Year Ended
	December 31,
	2011	2010
	(audited)	(audited)

SALES	$15,661,905	$17,370,803
COST OF SALES	7,944,635	9,679,414

GROSS PROFIT	7,717,270	7,691,389

SELLING GENERAL & ADMINISTRATIVE EXPENSES	6,216,833	6,844,785

INCOME FROM OPERATIONS	1,500,437	846,604

OTHER INCOME (EXPENSE)
Interest income	12,772	12,814
Interest expense	(217,037)	(192,206)
Other income, net	76,509	17,947

INCOME BEFORE INCOME TAXES	1,372,681	685,159

INCOME TAX PROVISION	514,926	273,351

NET INCOME	$857,755	$411,808

Retained earnings beginning of period	6,943,179	6,531,371

Retained earnings end of period	7,800,934	6,943,179

BASIC NET INCOME PER COMMON SHARE	$0.18	$0.08

DILUTED NET INCOME PER COMMON SHARE	$0.18	$0.08

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Dollars	Retained Earnings	Total

Balance at December 31, 2009	4,888,977	$8,608,658	$6,531,371	$15,140,029

Stock based compensation expense	-	8,836	-	8,836

Common stock issued and options exercised	4,000	6,250	-	6,250

Net income	-	-	411,808	411,808

Balance at December 31, 2010	4,892,977	8,623,744	6,943,179	15,566,923

Stock based compensation expense	-	9,002	-	9,002

Net income		-	857,755	857,755

Balance at December 31, 2011	4,892,977	$8,632,746	$7,800,934	$16,433,680

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	(audited)	(audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$857,755	$411,808
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	747,144	719,906
Loss on disposal of property and equipment	6,293	-
Stock based compensation expense	9,002	8,836
Deferred rent liability	(6,956)	(3,203)
Deferred income tax	295,000	257,000
Deferred revenue-distribution agreement	(47,620)	-
Deferred gain	(32,095)	(32,094)
Change in operating assets and liabilities:
Accounts receivable	206,654	193,531
Inventories	1,092,873	1,457,389
Prepaid expenses and other current assets	(56,141)	(23,495)
Income taxes receivable	(114,274)	349,895
Distribution agreement receivable	250,000	-
Grapes payable	116,022	(384,160)
Accounts payable	(447,645)	(74,704)
Accrued expenses	(156,214)	127,610
Net cash from operating activities	2,719,798	3,008,319

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,738,700)	(689,002)
Additions to vineyard development	(56,298)	(3,063)
Proceeds from sale of property and equipment	4,301	-
Payments received on note receivable	53,104	48,791
Net cash from investing activities	(1,737,593)	(643,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(271,911)
Proceeds from stock options exercised	-	6,250
Net repayments on line of credit	-	(140,964)
Payments on long-term debt	(470,722)	(439,556)
Borrowings on long-term debt	1,400,000	-
Payment of debt issuance cost	(19,055)	-
Net cash from financing activities	910,223	(846,181)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,892,428	1,518,864

CASH AND CASH EQUIVALENTS, beginning of year	1,518,864	-

CASH AND CASH EQUIVALENTS, end of year	$3,411,292	$1,518,864

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling. In 2011 no one customer represented more than 10% of total revenues. In 2010 no one customer represented more than 10% of total revenues.

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the company’s in-state distribution department. Bacchus distributes purchased wine and glassware at wholesale prices to in-state customers. Produced wine represents all Willamette Valley Vineyard branded wine which is produced at the winery. Purchased wines and glassware are brands purchased from other wine distributors and wineries for sale to in-state customers. For segment reporting, the produced wines distributed by Bacchus are consolidated with Retail and Out-of-State sales and shown as Produced Wines.

Bacchus Distribution is in the process of winding down as a distribution arm of the Company. Currently the produced wine is now being distributed in Oregon through a new relationship with Young’s Market Company of Oregon, LLC, an Oregon limited liability company, and Young’s Market Company of Washington, LLC, an Oregon limited liability company (collectively referred to hereafter as “Young’s”). Bacchus is continuing the distribution of purchased wine and will continue until this inventory is depleted. The Company will apply discontinued operation accounting in the period that operations cease.

Sales in Oregon through the Company’s in-state sales force and through direct sales from the winery represented approximately 59.4% and 54.5% respectively, of revenues for 2011 and 2010. In-state sales of purchased wines and glassware represented 53.0% and 55.6% of total 2011 and 2010 in-state sales, respectively. In-state sales of Willamette Valley Vineyards branded wines represented 47.0% and 44.4% of total 2011 and 2010 in-state sales, respectively.

Out-of-state sales represented approximately 43.0% and 40.0% respectively, of revenues for 2011 and 2010. Foreign sales represent less than 1% of total sales. The Company also sells its wine through the tasting room at its winery.

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

Financial instruments and concentrations of risk – The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, grapes payable and long-term debt. The carrying value of these instruments approximate fair value.

Cash and cash equivalents are for the most part maintained at two financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable totaling $1,078,597 and $1,276,357 as of December 31, 2011 and 2010, respectively. The Company has recorded an allowance for doubtful accounts of $20,285 and $11,391 at December 31, 2011 and 2010, respectively.

Notes receivable – The notes receivable balance relates to a note entered into in 2007 with one of the Company’s key grape suppliers with whom we purchase grapes from under contract. The purpose of the note was to provide the grower with the capital necessary for their vineyard land development. The original amount of the note was $250,000. The note accrues interest at 8.5% per year and is payable in semi-annual payments through March 2013.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $806,729 and $731,685 at December 31, 2011 and 2010, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ending December 31, 2011 and 2010, approximately $75,044 and $73,751, respectively, was amortized into inventory costs.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $19,055 of debt issuance costs in 2011 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2011 and 2010, amortization of debt issuance costs was approximately $741 and $8,195 respectively. The following table shows the debt issuance amortization scheduled for the next five years:

Amount

2012	$3,383
2013	3,383
2014	3,383
2015	3,383
2016	3,383
Thereafter	33,837

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

The Company had no unrecognized tax benefits as of December 31, 2011 or 2010. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognize any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2011 and 2010 were not material.

The Company file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon. The Company may be subject to examination by the IRS for tax years 2008 through 2011. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2008 through 2011. The Company is currently not under examination by the IRS or the Oregon Department of Revenue.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the year ended December 31, 2011, rent costs recognized in excess of amounts paid totaled $6,956. For the year ended December 31, 2010, rent costs recognized in excess of amounts paid totaled $3,203.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2011 and 2010, advertising costs incurred were approximately $54,000 and $23,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2011 and 2010, these costs, which are included in selling, general and administrative expenses, totaled approximately $89,600 and $95,400, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2011 and 2010, such costs totaled approximately $375,600 and $311,100, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2011 and 2010, excise taxes incurred were approximately $391,000 and $466,000 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the year ended December 31, 2011, the Company recognized pretax compensation expense related to stock options of $9,002. This compares to $8,836 of pretax compensation expense for the period ended December 31, 2010.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Options to purchase 356,200 shares of common stock were outstanding at December 31, 2011 and diluted weighted-average shares outstanding at December 31, 2011 include the effect of 3,991 stock options. Options to purchase 208,700 shares of common stock were outstanding at December 31, 2010 and diluted weighted-average shares outstanding at December 31, 2010 include the effect of 6,616 stock options.

		2011			2010
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	per		Shares	per
	Income	Outstanding	Share	Income	Outstanding	Share

Basic	$857,755	$4,892,977	0.18	$411,808	4,890,687	0.08
Options	-	3,991	-	-	6,616	-
Warrant	-	-	-	-	-	-

Diluted	$857,755	$4,895,968	$0.18	$411,808	$4,897,303	$0.08

Statement of cash flows

Supplemental disclosure of cash flow information:

	2011	2010

Income tax paid	$309,000	$-
Interest paid	$217,000	$192,000
Supplemental schedule of noncash investing and financing
activities:
Purchases of property, plant, and equipment
included in accounts payable	$7,715	$7,430

Recently issued accounting standards – In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company prospectively beginning January 1, 2010. This guidance and did not have a significant impact on the Company’s financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011. We expect the adoption of this new guidance will have no impact on our financial condition and results of operations.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect the adoption of this new guidance will have no impact on our financial condition and results of operations.

NOTE 2 – ACCOUNTS RECEIVABLE

Oregon law prohibits the sale of wine in Oregon on credit; therefore, the Company’s accounts receivable balances are primarily the result of sales to out-of-state and foreign distributors. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $20,285 at December 31, 2011. This compares to an allowance for doubtful accounts of $11,391 at December 31, 2010.

Changes in the allowance for doubtful accounts are as follows:

	Balance at	Charged to
	Beginning	Costs and	Charged to	Write-offs Net	Balance at End
	of Period	Expenses	Other Accounts	of Recoveries	of Period

Fiscal year ended December 31, 2011:
Allowance for doubtful
accounts	$11,391	$8,894	$-	$-	$20,285

Fiscal year ended December 31, 2010:
Allowance for doubtful
accounts	$36,216	$(5,390)	$(19,435)	$-	$11,391

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2011	2010

Winemaking and packaging materials	$248,350	$296,012
Work-in-progress (costs relating to unprocessed and/or	3,535,028	3,209,692
unbottled wine products)
Finished goods (bottled wine and related products)	5,889,816	7,226,730
Obsolescence reserve	(54,049)	(20,416)

Current inventories	$9,619,145	$10,712,018

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2011	2010

Construction in progress	$333,162	$152,039
Land and improvements	2,610,374	2,608,960
Winery building and hospitality center	6,727,419	5,516,343
Equipment	6,347,435	6,030,706

	$16,018,390	$14,308,048

Less accumulated depreciation	(8,717,653)	(8,064,058)

	$7,300,737	$6,243,990

Depreciation expense was $671,359 and $646,155 during the years ended December 31, 2011 and 2010, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2011 for a period of 12 months. The interest rate was 3.25% at December 31, 2011 and 2010. At December 31, 2011 and 2010 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2011, the Company was in compliance with these covenants.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2011	2010

Northwest Farm Credit Services Loan #1	$1,437,557	$332,359
Northwest Farm Credit Services Loan #2	1,370,215	1,491,753
Northwest Farm Credit Services Loan #3	1,386,145	1,434,846
Other long term debt	14,673	20,354

	4,208,590	3,279,312
Less current portion	(197,936)	(452,226)

	$4,010,654	$2,827,086

The Company has three agreements with Northwest Farm Credit Services (“FCS”). Loan #1 requires monthly payments of $12,266, bears interest at a rate of 5.9%, is collateralized by real estate and equipment, and matures in 2026. Loan #2 requires monthly payments of $13,232, bears interest at a rate of 6.7%, is collateralized by real estate and equipment, and matures in 2024. Loan #3 requires monthly payments of $12,004, bears interest at a rate of 6.25%, is collateralized by real estate and equipment, and matures in 2026.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2011, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows:

Year ending December 31,	2012	$197,936
	2013	210,395
	2014	221,298
	2015	232,115
	2016	247,166
	Thereafter	3,099,680

		$4,208,590

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2011 and 2010 are 6.3% and 6.1%, respectively.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The following table presents information on stock options outstanding for the periods shown:

	2011		2010

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	208,700	$4.12	355,700	$4.16
Granted	155,000	3.17	-	-
Exercised	-	-	(4,000)	1.56
Forfeited	(7,500)	4.17	(143,000)	(4.30)

Outstanding at end of period	356,200	$3.71	208,700	$4.12

The following table presents information on stock options outstanding for the periods shown:

	2011	2010

Intrinsic value of options exercised in the period	$-	$5,040
Stock options fully vested and expected to vest	356,200	208,700
Weighted average exercise price	$3.71	$4.12
Aggregate intrinsic value	$8,440	$22,720
Weighted average contractual term of options	5.09 years	4.64 years
Stock options vested and currently exercisable	208,700	208,700
Weighted average exercise price	$4.12	$4.12
Aggregate intrinsic value	$8,440	$22,720
Weighted average contractual term of options	3.64 years	4.64 years

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 – STOCK INCENTIVE PLAN - continued

Weighted-average options outstanding and exercisable at December 31, 2011 are as follows:

		Options
		Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2011	Life	Price	2011	Price
$2.31	12,000	2.39	$2.31	12,000	$2.31
2.99	16,000	3.11	2.99	16,000	2.99
3.09	75,000	9.55	3.09	-	-
3.24	80,000	4.55	3.24	-	-
3.76	91,000	3.58	3.76	91,000	3.76
5.00	82,200	3.99	5.00	82,200	5.00

$2.31 - $ 5.00	356,200	5.09	$3.71	201,200	$4.12

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table details assumptions applied to stock options granted during the year ended December 31, 2011. There were no stock options granted during the year ended December 31, 2010.

2011

Risk-free interest rate	1.37%
Expected lives	5.2 years
Expected volatility	33%

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2011	2010

Current tax expense
Federal	$196,890	$(10,645)
State	23,036	26,996

	219,926	16,351

Deferred tax expense (benefit)
Federal	258,888	225,540
State	36,112	31,460

	295,000	257,000

Total	$514,926	$273,351

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2011	2010

Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.7%	4.7%
Permanent differences	0.4%	3.2%
Adjustments to deferred tax asset	0.0%	(1.1)%
Prior period adjustment	(1.6)%	(.9)%

	37.5%	39.9%

Permanent differences consist primarily of nondeductible meals and entertainment and life insurance premiums.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – INCOME TAXES - continued

Deferred tax assets and (liabilities) at December 31 consist of:

	2011	2010

Accounts receivable	$8,000	$4,000
Deferred gain on sale-leaseback	97,000	109,000
Stock compensation	-	6,000
Other	40,000	37,000

Total deferred tax assets	145,000	156,000

Prepaids	(54,000)	(44,000)
Inventories	(851,000)	(235,000)
Depreciation	(345,000)	(687,000)

Total deferred tax liabilities	(1,250,000)	(966,000)

Net deferred tax liability	$(1,105,000)	$(810,000)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a manufactured home on the Company’s premises for the president as additional compensation for security and lock-up services the president provides. Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2011, the annual costs of this lease were $113,468. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

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

In February 2007 the Company entered into a lease agreement for approximately 60 acres of vineyard land at Elton Vineyards. This lease is for a 10 year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2011, the annual costs of this lease were $113,468. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $9,442.50 with the annual adjustment ending January 2017 unless renewed.

In December 2007 the Company entered into a three-year lease agreement for a small, four-room office space in Wilsonville, Oregon. This space was leased to accommodate the out-of-state sales team. This lease was  cancelled as of January 31, 2011.

In July 2008 the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for 108.8 acres adjacent to the existing Elton Vineyards site. These 108.8 acres will be developed into vineyards in the future. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $274.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

As of December 31, 2011, future minimum lease payments are as follows:

Year ending December 31,	2012	$384,259
	2013	364,771
	2014	343,361
	2015	349,879
	2016	356,549
	Thereafter	1,523,874

	Total	$3,322,693

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $12,800 and $22,968 in 2011 and 2010, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $323,270 and $317,641 for the years ended December 31, 2011 and 2010, respectively.

Vineyard development – The Company has approximately 204 acres of undeveloped vineyard land at December 31, 2011. This estimated cost to develop this for grape production is approximately $18,000 per acre or $3.67 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 12 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2011 and 2010 there were no contributions by the Company to the 401(k) plan.

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – SEGMENT REPORTING - continued

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

The following tables outline the sales, cost of sales and gross profit, for the twelve month periods ended December 31, 2011 and 2010 by operating segment:

	Twelve Months Ended December 31, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$3,337,540	$12,324,365	$15,661,905
Cost of sales	2,677,175	5,267,460	7,944,635
Gross profit	660,365	7,056,905	7,717,270
Percentage of sales	19.8%	57.3%	49.3%

	Twelve Months Ended December 31, 2010
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$4,253,135	$13,117,668	$17,370,803
Cost of sales	3,079,568	6,599,846	9,679,414
Gross profit	1,173,567	6,517,822	7,691,389
Percentage of sales	27.6%	49.7%	44.3%

Total inventory for Bacchus Distribution at the period ended December 31, 2011 was $612,989 of purchased wines and $162,344 of non-wine merchandise. This compares to produced bottled wine inventory of $4,854,170, produced bulk wine inventory of $3,363,892, and $625,750 of work-in-process and non-wine merchandise for the same period. For the period ended December 31, 2010, total inventory for Bacchus Distribution was $1,492,497 of purchased wines and $310,753 of non-wine merchandise. This compared to produced bottled wine inventory of $5,337,903 produced bulk wine inventory of $3,042,106 and $528,758 of work-in-process and non-wine merchandise for the same period.

The Company’s Oregon distribution arm of Bacchus Distribution is in the process of winding down with the eventual elimination of Bacchus Distribution as a means of distribution of wine in the Oregon market. The decision was made by Management and the Board of Directors to utilize Young’s to distribute the produced wine in the market due to the increasingly higher regulatory and overhead costs of maintaining Bacchus as an operating unit. This decision will increase the Company’s gross margin as we will no longer sell the low margin purchased wine products as well as reduce our operating expenditure by reducing staffing and logistic costs associated with the operation of Bacchus Distribution.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2011 and 2010:

	Condensed Consolidated Statements of Income
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Year ended December 31, 2011

Revenue	$3,626	$3,789	$4,345	$3,902
Gross profit	1,739	1,910	2,090	1,978
Income from operations	93	353	617	437
Net income	28	172	373	285

Basic net income per share	$0.01	$0.04	$0.08	$0.06
Diluted net income per share	$0.01	$0.04	$0.08	$0.06

Shares used in calculation of net
income per share
Basic	4,892,977	4,892,977	4,892,977	4,892,977
Diluted	4,898,236	4,897,150	4,896,865	4,896,968

	Condensed Consolidated Statements of Income
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Year ended December 31, 2010

Revenue	$3,554	$4,095	$4,600	$5,121
Gross profit	1,468	1,858	1,970	2,394
Income (loss) from operations	(273)	263	332	524
Net income (loss)	(188)	128	171	301

Basic net income ( loss) per share	$(0.04)	$0.03	$0.04	$0.06
Diluted net income (loss) per share	$(0.04)	$0.03	$0.03	$0.06

Shares used in calculation of net
income (loss) per share
Basic	4,888,977	4,888,977	4,892,977	4,892,977
Diluted	4,904,452	4,902,345	4,898,203	4,899,420

NOTE 15 – SUBSEQUENT EVENT

During January through February, the Company purchased 7,573 shares of the Company’s stock at an average price of $3.32 per share as part of the buyback program initiated by the Board of Directors. The Board authorized the expenditure of $200,000 to be used in the program that will run through April 1, 2012.

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

Management’s report on internal control over financial reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

ITEM 9A.  CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that our certifying officers concluded materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau ***	Chairperson of the Board,	58
	President and Director
Craig Smith **	Secretary and Director	65
R. Steven Caldwell	Chief Financial Officer	56
James L. Ellis ***	Director	67
Sean M. Cary**	Director	38
Thomas M. Brian **	Director	63
Delna L. Jones * ***	Director	70
Betty M. O’Brien *	Director	66
Stan G. Turel * ** ***	Director	63

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Audit committee financial expert

Chairperson Craig Smith serves as the Audit Committee’s financial expert. Mr. Smith is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

ITEM 11. EXECUTIVE COMPENSATION

Summary compensation table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau for the fiscal years ended December 31, 2011 and December 31, 2010. No other executive officer of the Company other than Mr. Bernau received total compensation in 2011 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Name and Principal
Position

Bernau, James W.,	2011	$242,920	$34,258	$-	$-	$-	$-	$-	$277,178
President, Chief Executive	2010	$220,647	$43,345	$-	$-	$-	$-	$1,000	$264,992
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

Outstanding Equity Awards at Fiscal 2011 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands. As indicated above, disclosure is not required for any other executive officer.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
Name and	Options	Options	Option	Option
Principal	(#)	(#)	Exercise	Expiration
Position	Exercisable	Unexercisable	Price ($)	Date

Jim Bernau, President, Chief Executive	[80,000] (1)	0 (1)	$ 3.24	7/20/2021

(1)	Mr. Bernau’s option to purchase 80,000 shares was granted on July 20, 2011, and vests over a four year period.

ITEM 11. EXECUTIVE COMPENSATION - continued

Stock options

In order to reward performance and retain high-quality employees, the Company often grants stock options to its employees. The Company does not ordinarily directly issue shares of stock to its employees. Options are typically issued at a per share exercise price equal to the closing price as reported by the Nasdaq Capital Market at the time the option is granted.  The options vest to the employee over time. Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.

Director compensation – The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2011:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Name

James L. Ellis	-	-	-	-	-	-	-
Sean M. Cary	4,400	-	-	-	-	-	4,400
Thomas M. Brian	4,400	-	-	-	-	-	4,400
Delna L. Jones	1,650	-	-	-	-	-	1,650
Craig Smith	5,195	-	-	-	-	-	5,195
Betty M. O'Brien	3,800	-	-	-	-	-	3,800
Stan G. Turel	5,500	-	-	-	-	-	5,500

(1) The amounts provided in this column represent the aggregate grant date fair value of option awards granted to the Company’s directors in the fiscal year ended December 31, 2011 as calculated in accordance with FASB ASC Topic 718, Stock Compensation. The aggregate number of option awards outstanding for each director as of December 31, 2011 is as follows: Mr. Ellis – 76,000, Mr. Cary –0-, Mr. Brian – 22,000, Ms. Jones – 26,000, Mr. Smith –0-, Ms. O’Brien – 26,000, and Mr. Turel – 14,000.

The members of the Company’s Board of Directors received cash compensation for their service on the Board in 2011, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2011, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities	Weighted	Available for
	to be Issued	Average	Future Issuance
	upon Exercise of	Exercise	under Equity
	Outstanding	Price of	Compensation
	Options,	Outstanding	Plans (excluding
	Warrants	Options and	securities reflected
	and Rights	Warrants	in column A)
(share numbers in table are
in thousands except per share amount)

Equity compensation plans approved
by security holders (1)	$356,200	$3.71	$-
Equity compensation plans not approved
by security holders	-	-	-

Total	$356,200	$3.71	$-

(1) Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan and 2001 Stock Incentive Plan.

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 23, 2012, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned

James W. Bernau, President/CEO, Chair of the Board	475,032		9.7%
2545 Cloverdale Road
Turner, OR 97392

R. Steven Caldwell, Chief Financial Officer	-		**
7740 Sunnybrook Ln SE
Salem, OR 97317

James L. Ellis, Director	81,130	(1)	1.7%
7850 S.E. King Road
Milwaukie, OR 97222

Thomas M. Brian, Director	22,000	(2)	**
7630 SW Fir
Tigard, OR 97223

Delna L. Jones, Director	27,800	(3)	**
14480 SW Chardonnay Ave
Tigard, OR 97224

Sean M. Cary, Director	12,283		**
3188 Blacktail Drive
Eugene, OR 97405

Betty M. O'Brien, Director	46,200	(4)	**
22500 Ingram Lane NW
Salem, OR 97304

Stan G. Turel, Director	39,517	(5)	**
2125 NE 11th Place
Bend, OR 97701

Craig Smith, Director	500		**
367 Sanrodee Drive
Salem, OR 97317

Thomas Riccardi	560,000		11.4%
3 Charming Lane
Loudonville, NY 12211

All Directors, executive officers, and persons owning	1,264,462	(6)	25.8%
5% or more as a group (9 persons)

** Less than one percent

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2012.

(2) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2012.

(3) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2012.

(4) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2012.

(5) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2012.

(6) Includes 164,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 27, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2011	2010

Audit fees	$174,000	$183,040
Audit related fees	$-	$-
Tax fees	25,780	41,684
All other fees	-	-

	$199,780	$224,724

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, amended. To date, the Audit Committee has not established such policies and procedures because the Company does not intend to have the Companies’ auditors provide any non-audit services in the foreseeable future. If the Company’s intentions change, the Audit Committee will adopt the appropriate pre-approval policies and procedures as outlined above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)   Financial Statements

See “Index to Financial Statements” in Item 8 on page 24 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)   Exhibits

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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

10.8
Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Betty M. O’Brien and Charter Investment Group, Inc. dated July 7, 1992 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.9
Stock Escrow Agreement among Willamette Valley Vineyards, Inc., Daniel S. Smith and Piper Jaffray & Hopwood, Inc. dated July 7, 1992 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.10**
Exclusive Distribution Agreement by and amount Young’s Market Company of Oregon, LLC an Oregon limited liability company, Young’s Market Company of Washington, LLC, and Oregon limited liability company, and the Company dated August 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 [File No. 000-21522])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

**Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

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

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 27, 2012
James W. Bernau	President
(Principal Executive Officer)

/s/ R. Steven Caldwell	CFO	March 27, 2012
R. Steven Caldwell	(Principal Accounting Officer)

/s/ James L. Ellis	Director	March 27, 2012
James L. Ellis

/s/ Thomas M. Brian	Director	March 27, 2012
Thomas M. Brian

/s/ Delna L. Jones	Director	March 27, 2012
Delna L. Jones

/s/ Craig Smith	Director	March 27, 2012
Craig Smith

/s/ Betty M. O'Brien	Director	March 27, 2012
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 27, 2012
Stan G. Turel

/s/ Sean M. Cary	Director	March 27, 2012
Sean M. Cary