Form 10-Q
period 2012-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2012-05-15
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________

FORM 10-Q
___________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Number of shares of common stock outstanding as of May 15, 2012:  4,884,255 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements
WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$3,777,420	$3,411,292
Accounts receivable, net	1,235,770	1,058,312
Inventories (Note 3)	9,068,217	9,619,145
Prepaid expenses and other current assets	169,355	138,382
Current portion of note receivable	51,285	61,492
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	115,301	229,337
Total current assets	14,667,348	14,767,960

Vineyard development costs, net	1,624,628	1,643,546
Property and equipment, net (Note 4)	7,373,595	7,300,737
Debt issuance costs	49,906	50,752
Distribution agreement receivable, net of current portion	500,000	500,000
Note receivable	-	19,276
Other assets	-	4,456

TOTAL ASSETS	$24,215,477	$24,286,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	200,978	197,936
Accounts payable	588,547	301,168
Accrued expenses	400,589	438,983
Deferred income taxes	351,000	351,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	-	389,233
Total current liabilities	1,683,971	1,821,177

Long-term debt, net of current portion	3,959,367	4,010,654
Deferred rent liability	206,308	208,047
Deferred revenue-distribution agreement, net of current portion	773,808	809,523
Deferred gain	241,622	249,646
Deferred income taxes	754,000	754,000
Total liabilities	7,619,076	7,853,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
4,884,255 and 4,892,977 issued and outstanding at
March 31, 2012 and December 31, 2011	8,638,048	8,632,746
Retained earnings	7,987,299	7,800,934
Less: Common stock held in treasury, at cost, 8,722 and 0, respectively
March 31, 2012 and December 31, 2011	(28,946)	-
Total shareholders’ equity	16,596,401	16,433,680

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$24,215,477	$24,286,727

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

SALES	$3,204,711	$3,625,693
COST OF SALES	1,601,783	1,886,408

GROSS PROFIT	1,602,928	1,739,285

SELLING GENERAL & ADMINISTRATIVE EXPENSES	1,303,872	1,646,551

INCOME FROM OPERATIONS	299,056	92,734

OTHER INCOME (EXPENSE)
Interest income	2,991	2,600
Interest expense	(39,120)	(49,177)
Other income, net	37,474	1,113

INCOME BEFORE INCOME TAXES	300,401	47,270

INCOME TAX PROVISION	114,036	18,908

NET INCOME	$186,365	$28,362

BASIC NET INCOME PER COMMON SHARE	$0.04	$0.01

DILUTED NET INCOME PER COMMON SHARE	$0.04	$0.01

Weighted average number of	4,887,487	4,892,977
basic common shares outstanding

Weighted average number of	4,891,725	4,898,236
diluted common shares outstanding

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186,365	$28,362
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	193,325	186,483
Stock based compensation expense	5,302	-
Deferred rent liability	(1,739)	(1,739)
Deferred revenue-distribution agreement	(35,715)	-
Deferred gain	(8,024)	(8,023)
Change in operating assets and liabilities:
Accounts receivable	(177,458)	264,563
Inventories	550,928	231,565
Prepaid expenses and other current assets	(30,973)	(83,806)
Income taxes receivable	114,036	18,908
Other assets	4,456	-
Grapes payable	(389,233)	(273,211)
Accounts payable	287,379	(32,421)
Accrued expenses	(38,394)	(193,544)
Net cash from operating activities	660,255	137,137

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(248,178)	(108,099)
Proceeds from sale of property and equipment	1,759	-
Payments received on note receivable	29,483	28,607
Net cash from investing activities	(216,936)	(79,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(48,245)	(111,793)
Repurchase of common stock	(28,946)	-
Net cash from financing activities	(77,191)	(111,793)

NET CHANGE IN CASH AND CASH EQUIVALENTS	366,128	(54,148)

CASH AND CASH EQUIVALENTS, beginning of period	3,411,292	1,518,864

CASH AND CASH EQUIVALENTS, end of quarter	$3,777,420	$1,464,716

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

The Company consists of the retail, in-state self-distribution and out-of-state sales departments.  These departments have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes for production and distribution. The in-state self-distribution business known as Bacchus Fine Wines is no longer selling produced wine but is continuing to sell purchased wine and glassware as of March 31, 2012. On September 1, 2011 the Company entered into a seven year contract with  Young’s Market of Oregon, LLC to distribute produced wine in-state.  The Company reports limited financial information for two operating segments as follows: Bacchus Distribution and Produced Wines.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 4,238 and 5,259 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2012 and 2011, respectively.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) STOCK BASED COMPENSATION - continued

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended
	March 31, 2012

		Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	356,200	$3.71
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	356,200	$3.71

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  For the three months ended March 31, 2012, the Company recognized pretax compensation expense related to stock options of $5,302, in comparison to pretax compensation expense related to stock options of $0 for the three months ended March 31, 2011.

 During the three months ended March 31, 2012 and March 31, 2011, there were no transactions related to stock options exercise activity.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

Winemaking and packaging materials	$478,038	$248,350
Work-in-progress (costs relating to unprocessed and/or	3,579,101	3,535,028
unbottled wine products)
Finished goods (bottled wine and related products)	5,039,628	5,889,816
Obsolescence reserve	(28,550)	(54,049)

Current inventories	$9,068,217	$9,619,145

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31	December 31,
	2012	2011
	(unaudited)	(audited)

Construction in progress	$500,909	$333,162
Land and improvements	2,610,374	2,610,374
Winery building and hospitality center	6,736,219	6,727,419
Equipment	6,417,307	6,347,435

	$16,264,809	$16,018,390

Less accumulated depreciation	(8,891,214)	(8,717,653)

	$7,373,595	$7,300,737

5)  LONG TERM DEBT

The Company has three long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $4,146,618 and $4,193,917 as of March 31, 2012 and December 31, 2011, respectively. These loans require monthly payments of $37,502 principal and interest for the life of the loans, at an annual interest rate ranging from 5.9% to 6.7%. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities. The Company  has a long term debt agreement with Kubota with a balance of $13,727 and $ 14,673 as of March 31, 2012 and December 31, 2011, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%.

6)  INTEREST AND TAXES PAID

The Company paid $83,132 and $ 110,042 in payroll tax for the three month periods ending March 31, 2012 and 2011, respectively, a decrease of $26,910, or 24.4%. The decrease was due to the reduction in staffing of Bacchus Distribution employee head count as well as G&A employee headcount.  The Company paid $39,120 and $ 49,177 for the three months ended March 31, 2012 and March 31, 2011 respectively in interest on the long-term debt and revolving credit line, a decrease of $10,057, or 20.4%.

7) SEGMENT REPORTING

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the Company’s in-state distribution department. Bacchus distributes purchased wine and Riedel glassware at wholesale prices to in-state customers. Purchased wines and Riedel glassware are brands purchased from other wine distributors and wineries for sale to in-state customers.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

7) SEGMENT REPORTING - continued

The following tables outline the sales, cost of sales and gross profit, for the three month periods ended March 31, 2012 and 2011 by operating segment:

	Three Months Ended March 31, 2012
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$482,107	$2,722,604	$3,204,711
Cost of sales	492,541	1,109,242	1,601,783
Gross (loss) profit	(10,434)	1,613,362	1,602,928
Gross (loss) profit margin	-2.2%	59.3%	50.0%

	Three Months Ended March 31, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$888,539	$2,737,154	$3,625,693
Cost of sales	621,145	1,265,263	1,886,408
Gross profit	267,394	1,471,891	1,739,285
Gross profit margin	30.1%	53.8%	48.0%

Total inventory for Bacchus Fine Wines of purchased wine was $152,660 and $1,400,009 at March 31, 2012 and 2011, respectively, a reduction of $1,247,349 or 89.1%. Total inventory for Bacchus Fine Wines of non-wine merchandise was $138,797 and $419,694 at March 31, 2012 and 2011, respectively, a reduction of $280,897 or 66.9%. Total inventory of produced wine inventory was $4,544,050 and $5,566,550 at March 31, 2012 and 2011, respectively, a reduction of $1,022,500 or 18.4%. Total inventory of non-wine merchandise and work-in-process was $4,232,710 and $3,094,200 at March 31, 2012 and 2011, respectively, an increase of $1,138,510 or 36.8%.

The Company’s Oregon distribution arm of Bacchus Distribution is in the process of winding down with the eventual elimination of Bacchus Distribution as a means of distribution of wine in the Oregon market. The decision was made by Management and the Board of Directors to utilize Young’s Market Company of Oregon, LLC, an Oregon limited liability company and Young’s Market Company of Washington, LLC an Oregon limited liability company to distribute the produced wine in the market due to the increasingly higher regulatory and overhead costs of maintaining Bacchus as an operating unit. This decision will increase the Company’s gross margin as the Company will no longer sell the low margin purchased wine products as well as reduce the Company’s operating expenditure by reducing staffing and logistic costs associated with the operation of Bacchus Distribution.

8) MANAGEMENT PLAN TO REPURCHASE STOCK

On November 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $200,000 of its common stock. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. As of March 31, 2012, the Company had repurchased 8,722 shares for a total of $28,946. No shares had been repurchased as of December 31, 2011.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Such policies were unchanged during the three months ended March 31, 2012.

Overview

Net income for the three months ended March 31, 2012 increased $158,003 or 557.1%, from the comparable prior year period. Sales of produced wine for the three months ended March 31, 2012 through the Company’s distribution network decreased $191,357 or 8.3% from the corresponding prior year period. With the implementation of utilizing Young’s Market Company of Oregon, LLC  as the Company’s Oregon distributor in Q3 of 2011, a significant portion of the reduction in sales in the current quarter was due to the lower unit sales price to Young’s Market Company of Oregon, LLC versus selling directly to the stores and restaurants.  Sales of purchased wine for the three months ended March 31, 2012 through the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $319,760 or 40.2% from the corresponding prior year period. This decrease is the result of the winding down of the Bacchus distribution arm of the Company. The focus of Bacchus Fine Wines is currently to complete the sale of purchased wine still held in inventory.  Sales for the three months ended March 31, 2012 through the Company’s direct sales department increased $ 35,676 or 5.8% from the corresponding prior year. The increase in net income was attributed to a combination of better overall gross margin percentage and the reduction of sales, general and administrative expenses for the company. Overall gross profit decreased $136,357 or 7.8% but gross margin percent increased 2.0%. Sales, general and administrative expenses decreased $342,679 or 20.8% for the three months ended March 31, 2012 from the corresponding prior year period.

The Company sold approximately 26,694 cases during the three months ended March 31, 2012, a decrease of 4,871 cases or 15.4% from the corresponding prior year period. Of these cases sold, approximately 21,618 cases were produced brands, a decrease of 1,917 cases or 8.1% from the corresponding prior period and another 5,076 cases were purchased brands, a decrease of 2,954 cases or 36.7% from the corresponding prior period. The decrease in purchased case sales was a result of the continuing wind down of Bacchus Fine Wines distribution. The decrease in produced brands was the result of two factors. The first is the shift from self-distribution to the utilization of a distribution company in Oregon which resulted in a large stock up in Q4 of 2011 and now reflects a leveling off of stock levels. The second factor is a leveling off of chain store purchases that were new in 2011 and have now leveled off back to average purchase levels from the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Distributed sales of wine purchased from other wineries are declining and are expected to continue to decline as the winery is discontinuing its wholesale operations called Bacchus Fine Wines by the end of Q2. Management has determined that the winery, as a small public company, can no longer afford the public reporting compliance costs of distributing wines. The winery’s own wines are now distributed by Young’s Market of Oregon, LLC and Young’s Market of Washington, LLC.

As a result of the increase in net income, the Company generated $0.04 in basic earnings per share during the three months ended March 31, 2012, an increase of $0.03, or 300%, on $0.01 in basic earnings per share for the three months ended March 31, 2011.

The winery bottled approximately 13,190 cases in the first quarter of 2012.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The maturity date on this loan agreement is June 2012.  The index rate at March 31, 2012 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2012, the Company was in compliance with all of the financial covenants.

At March 31, 2012, the Company had no amount outstanding on the line of credit. At March 31, 2012, the availability on the line of credit was $2,000,000.

At December 31, 2011, the Company had no amount outstanding on the line of credit. At December 31, 2011, the availability on the line of credit was $2,000,000.

Willamette Valley Vineyards continues to receive positive recognition through regional wine competitions and national publications.

NBC’s new hit show “Grimm” chose to feature our 2009 Pinot Noir in select scenes on a recent episode, further strengthening brand awareness.

In January, our 2009 Pinot Noir and 2009 Pinot Gris received a Gold Medal at the United Way Miami Wine & Food Festival.

The San Francisco Chronicle Wine Competition judged our 2010 Pinot Gris in January, awarding it a Gold Medal.

Up against over 350 outstanding Pinots, our 2008 O’Brien Pinot Noir was awarded a gold medal in February 2012 at the 10th annual Pinot Noir Shootout in California.

Our South Block Pinot Noir was awarded a Gold Medal at Oregon’s Newport Seafood & Wine Festival in February.

The OSU Austin Entrepreneurship Program held their 2012 Weatherford Awards in February, recognizing Jim Bernau and 3 other individuals who have “furthered Oregon’s pioneering and innovative spirit.”

Winemaker, Don Crank was featured in an article in Wines & Vines February issue about wineries adopting conservation methods to save on electricity.

In February, Editor at Large, Harvey Steiman of Wine Spectator magazine gave our 2009 Signature Cuvée Pinot Noir 90pts and our 2010 Riesling 89pts/Top Value.

In their Spring issue, Santé Magazine, for restaurant professionals, recommended and awarded “Gold Stars” to the following wines; 2009 Elton Pinot Noir, 2009 Signature Cuvée Pinot Noir, 2009 Tualatin Estate Pinot Noir, and 2010 Whole Cluster Pinot Noir.

The March 2012 issue of Wine Enthusiast magazine recognized several of our wines with 90+ point scores; 2010 Riesling, 90pts/Best Buy; 2009 Elton Pinot Noir, 91pts/Cellar Selection; 2009 Tualatin Estate Pinot Noir, 90pts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenue

Net sales to out-of-state distributors during the three months ended March 31, 2012 through the Company’s national sales department increased $50,464 or 3.1% from the corresponding prior year period, the Company’s direct sales department increased by $23,030 or 3.6% from the corresponding prior year period and the Company’s in-state wholesale department, Bacchus Fine Wines, decreased by $572,973 or 39.1% from the corresponding prior year period. The Bacchus Fine Wines decrease is the result of winding down the in-state distribution arm of the Company. Produced wine is being distributed through an Oregon distribution company and Bacchus Fine Wines is focused on selling the remaining inventory of purchased wine. The net sales to out-of-state distributors increased in dollars although the number of cases sold decreased when compared to the same time period last year. This increase in sales is due to an increase in the average net sales price per case of approximately $10, reflective of a different product mix as well as a price increase that took effect after Q1 of 2011.

The Company sold approximately 26,694 cases during the three months ended March 31, 2012.  Of these cases sold, approximately 21,618 cases were produced brands and another 5,076 cases were purchased brands.

The Company’s revenues from winery operations are summarized as follows:

	Three months ended
	March 31
	2012	2011

Retail sales, rental income and events	$670,959	$647,929
In-state sales	891,146	1,464,119
Out-of-state sales	1,658,335	1,607,871

Total revenue	3,220,440	3,719,919

Less excise taxes	(15,729)	(94,226)

Net revenue	$3,204,711	$3,625,693

Cost of Goods Sold

The Company’s cost of goods on produced wines is lower compared to the prior year resulting in an increase in gross profit for the three months ended March 31, 2012. The cost of goods of produced wine changes by vintage depending on the vineyard yields as well as actual costs associated with the growing and harvesting of the grapes as well as cellar production costs. Although yields have been lower in the past  year, the costs associated with the vintage on a per unit basis have been lower.

Gross Profit

Gross profit showed a decrease for the three months ended March 31, 2012 of $136,357 or 7.8% from the corresponding prior year period. This decrease is the result of lower sales volume for the comparative periods mostly due to the wind down of the Bacchus Fine Wines distribution arm of the Company.

Gross profit margin from winery operations was 50.0% in the three months ended March 31, 2012, compared to 48.0% in the corresponding prior year period. The increase in gross profit margin for the three months ended March 31, 2012 is mainly due to the decrease in the cost of the Company’s produced brands across the Company’s product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Selling, General and Administrative Expense

Selling, general and administrative expense decreased for the three months ended March 31, 2012 by $342,679 or 20.8% compared to the corresponding prior year period. This decrease is due primarily to a reduction in salaries expense as a result of streamlining the Company’s overhead operations as well as a decrease in professional service fees for accounting and legal services. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 40.7% for the three months ended March 31, 2012 as compared to 45.4% for the corresponding prior year period.

Interest Income, Interest Expense

Interest income was $2,991 and $2,600 for the three months ended March 31, 2012 and 2011, respectively, an increase of $391 or 15.0%. Interest expense was $ 39,120 and $49,177 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $10,057 or 20.4%.

Income Taxes

The income tax expense was $114,036 and $18,908 for the three months ended March 31, 2012 and 2011, respectively, an increase of $ 95,128 or 503.1%.  The Company’s estimated tax rate was 38.0% and 40.0% for the three months ended March 31, 2012 and 2011, respectively.

Net Income and Earnings per Share

The increase in gross margin in addition to a reduction in selling and administrative costs produced a net income for the three months ended March 31, 2012 of $186,365, an increase of $158,003 or 557.1% compared to the corresponding prior year period. As a result, the Company generated $0.04 basic earnings per share during the three months ended March 31, 2012, an increase of $0.03 basic earnings per share versus the corresponding prior year period.

Liquidity and Capital Resources

At March 31, 2012, the Company had a working capital balance of $13.0 million and a current working capital ratio of 8.71:1. At December 31, 2011, the Company had a working capital balance of $12.9 million and a current working capital ratio of 8.11:1.  The Company had a cash balance of $3,777,420 at March 31, 2012, compared to a cash balance of $3,411,292 at December 31, 2011.

Total cash provided by operating activities in the three months ended March 31, 2012 was $660,255 compared to cash provided by operating activities of $137,137 for the same period in the prior year.

Total cash used in investing activities in the three months ended March 31, 2012 was $216,936, compared to $79,492 used in the comparable prior year period.  The increase was due to an increase in the current period of capital expenditures for property and equipment costs versus the prior year.

Total cash used in financing activities in the three months ended March 31, 2012 was $77,191 compared to $111,793 used in financing activities in the comparable prior year period. Cash used in financing activities in the current year primarily consists of payments on long term debt as well as repurchase of common stock.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2012. The index rate at March 31, 2012 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2012, the Company was in compliance with all of the financial covenants.

At March 31, 2012, the Company had no amount outstanding on the line of credit. At March 31, 2012, the availability on the line of credit was $2,000,000.

At December 31, 2011, the Company had no amount outstanding on the line of credit. At December 31, 2011, the availability on the line of credit was $2,000,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of March 31, 2012, the Company had a total long-term debt balance of $4,160,345, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2011, the Company had a total long-term debt balance of $4,208,590.

At March 31, 2012, the Company owed $0 on grape contracts. For the 2012 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Segment Reporting

The Company has identified two operating segments, Produced Wine and Bacchus Distribution. Bacchus Distribution (dba Bacchus Fine Wines), is the Company’s in-state distribution department. Bacchus Fine Wines distributes purchased wine and Riedel glassware at wholesale prices to in-state customers. Produced wine represents all Willamette Valley Vineyard branded wine which is produced at the winery. Purchased wines and Riedel glassware are brands purchased from other wine distributors and wineries for sale to in-state customers.

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

The following tables outline the sales, cost of sales and gross (loss) profit, for the three month periods ended March 31, 2012 and March 31, 2011 by operating segment:

	Three Months Ended March 31, 2012
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$482,107	$2,722,604	$3,204,711
Cost of sales	492,541	1,109,242	1,601,783
Gross (loss) profit	(10,434)	1,613,362	1,602,928
Gross (loss) profit margin	-2.2%	59.3%	50.0%

	Three Months Ended March 31, 2011
	Bacchus	Produced
	Distribution	Wine	Total

Net sales	$888,539	$2,737,154	$3,625,693
Cost of sales	621,145	1,265,263	1,886,408
Gross profit	267,394	1,471,891	1,739,285
Gross profit margin	30.1%	53.8%	48.0%

Total inventory for Bacchus Fine Wines of purchased wine was $152,660 and $1,400,009 at March 31, 2012 and 2011, respectively, a reduction of $1,247,349 or 89.1%. Total inventory for Bacchus Fine Wines of non-wine merchandise was $138,797 and $419,694 at March 31, 2012 and 2011, respectively, a reduction of $280,897 or 66.9%. Total inventory of produced wine inventory was $4,544,050 and $5,566,550 at March 31, 2012 and 2011, respectively, a reduction of $1,022,500 or 18.4%. Total inventory of non-wine merchandise and work-in-process was $4,232,710 and $3,094,200 at March 31, 2012 and 2011, respectively, an increase of $1,138,510 or 36.8%.

The winery bottled approximately 13,190 cases in the first quarter of 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control –Integrated Framework. Based on this assessment, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting –

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2012 through January 31, 2012)	2,700	$3.36	2,700	$190,935
Month #2 (February 1, 2012 through February 29, 2012)	4,873	$3.31	4,873	$174,823
Month #3 (March 1, 2012 through March 31, 2012)	349	$3.29	349	$173,668
Total	7,922	$3.22	7,922	$173,668

As disclosed in the form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors has authorized the expenditure of $200,000 to be used in the buyback program that will run through April 1, 2012.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.     Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

3.3	Bylaws of Willamette Valley Vineyards, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008 File No. 000-21522)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 15, 2012	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)