Form 10-Q
period 2012-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2012-08-10
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding as of August 10, 2012:  4,821,212 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$3,974,246	$3,411,292
Accounts receivable, net	957,920	986,591
Inventories (Note 3)	8,863,747	8,843,813
Prepaid expenses and other current assets	105,712	138,382
Current portion of note receivable	52,379	61,492
Current portion of distribution agreement receivable	250,000	250,000
Current portion of assets from discontinued operations, net	70,633	847,053
Income tax receivable	34,798	229,337
Total current assets	14,309,435	14,767,960

Vineyard development costs, net	1,605,711	1,643,546
Property and equipment, net (Note 4)	7,447,423	7,238,437
Assets from discontinued operations, net	62,300	62,300
Debt issuance costs	49,061	50,752
Distribution agreement receivable, net of current portion	500,000	500,000
Note receivable	-	19,276
Other assets	-	4,456

TOTAL ASSETS	$23,973,930	$24,286,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	204,068	197,936
Accounts payable	460,421	301,168
Accrued expenses	364,591	438,983
Deferred income taxes	351,000	351,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	-	389,233
Total current liabilities	1,522,937	1,821,177

Long-term debt, net of current portion	3,922,048	4,010,654
Deferred rent liability	204,569	208,047
Deferred revenue-distribution agreement, net of current portion	738,093	809,523
Deferred gain	233,598	249,646
Deferred income taxes	754,000	754,000
Total liabilities	7,375,245	7,853,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
4,821,212 and 4,892,977 issued and outstanding at
June 30, 2012 and December 31, 2011	8,642,548	8,632,746
Retained earnings	8,205,102	7,800,934
Less: Common stock held in treasury, at cost, 71,765 and 0, respectively
June 30, 2012 and December 31, 2011	(248,965)	-
Total shareholders’ equity	16,598,685	16,433,680

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,973,930	$24,286,727

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$2,851,146	$2,861,609	$5,573,750	$5,597,621
COST OF SALES	1,151,833	1,183,807	2,261,075	2,449,068

GROSS PROFIT	1,699,313	1,677,802	3,312,675	3,148,553

SELLING, GENERAL & ADMIN EXPENSES	1,213,979	1,087,274	2,374,512	2,303,288

INCOME FROM OPERATIONS	485,334	590,528	938,163	845,265

OTHER INCOME (EXPENSE)
Interest income	1,246	2,247	4,237	4,847
Interest expense	(42,668)	(49,369)	(81,788)	(98,546)
Other income, net	35,630	2,778	73,054	3,891

INCOME BEFORE INCOME TAXES	479,542	546,184	933,666	755,457

INCOME TAX PROVISION	(203,081)	(236,077)	(382,567)	(323,026)

INCOME FROM CONTINUING OPERATIONS	$276,461	$310,107	$551,099	$432,431

DISCONTINUED OPERATIONS
Loss from operations	(97,499)	(237,480)	(253,330)	(399,482)
Income tax benefit	40,950	99,742	106,399	167,782

LOSS FROM DISCONTINUED OPERATIONS	(56,549)	(137,738)	(146,931)	(231,700)

NET INCOME	$219,912	$172,369	$404,168	$200,731

BASIC NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.06	$0.06	$0.11	$0.09
BASIC NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.05)

BASIC NET INCOME PER COMMON SHARE	$0.05	$0.04	$0.08	$0.04

DILUTED NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.06	$0.06	$0.11	$0.09
DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.05)

DILUTED NET INCOME PER COMMON SHARE	$0.05	$0.04	$0.08	$0.04

Weighted average number of
basic common shares outstanding	4,871,303	4,892,977	4,879,494	4,892,977
Weighted average number of
diluted common shares outstanding	4,877,145	4,897,150	4,885,336	4,897,700

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$551,099	$432,431
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	394,536	368,037
Loss on disposition of property & equipment	1,733	-
Stock based compensation expense	9,802	-
Deferred rent liability	(3,478)	(3,478)
Deferred revenue-distribution agreement	(71,430)	-
Deferred gain	(16,048)	(16,048)
Change in operating assets and liabilities:
Accounts receivable	28,671	175,790
Inventories	(19,934)	308,712
Prepaid expenses and other current assets	32,670	(104,198)
Income taxes receivable	194,539	115,063
Other assets	4,456	-
Grapes payable	(389,233)	(273,211)
Accounts payable	159,253	124,509
Accrued expenses	(74,392)	(150,136)
Net cash from operating activities	802,244	977,471

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to property and equipment	(565,729)	(608,969)
Payments received on note receivable	28,389	26,360
Net cash from investing activities	(537,340)	(582,609)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on long-term debt	(82,474)	(169,254)
Borrowings on long-term debt	-	162,121
Payment of debt issuance costs	-	(18,524)
Repurchase of common stock	(248,965)	-
Net cash from financing activities	(331,439)	(25,657)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	629,489	(77,963)
Net cash from investing activities of discontinued operations	-	(11,339)
Net cash from discontinued operations	629,489	(89,302)

NET CHANGE IN CASH AND CASH EQUIVALENTS	562,954	279,903

CASH AND CASH EQUIVALENTS, beginning of period	3,411,292	1,518,864

CASH AND CASH EQUIVALENTS, end of quarter	$3,974,246	$1,798,767

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended June 30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

The Company includes direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and shared resources for production, selling and distribution.

Effective June 30, 2012, the Company has discontinued their in-state distribution division, Bacchus Fine Wines.  The Company had been in the process of winding down Bacchus operations since September 2011, when they entered into an agreement with Young’s Market of Oregon, LLC to distribute produced wines in-state.  Since then, purchased wine inventories have been nearly completely liquidated, and substantially all Company in-state distribution activity has ceased.  In-state distribution activities are now reported as discontinued operations.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. 5,842 and 4,173 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended June 30, 2012 and 2011, respectively.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) STOCK BASED COMPENSATION - continued

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	356,200	$3.71	356,200	$3.71
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	356,200	$3.71	356,200	$3.71

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  The following table presents information related to the pretax compensation expense related to stock options for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Pretax compensation expense
related to stock options	$4,500	$-	$9,802	$-

During the six months ended June 30, 2012 and 2011, there were no transactions related to stock options exercise activity.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)

Winemaking and packaging materials	$255,769	$248,350
Work-in-progress (costs relating to unbottled wine products)	2,495,559	3,535,027
Finished goods - bottled wine	5,842,643	4,854,170
Finished goods - merchandise	269,776	206,266

Current inventories	$8,863,747	$8,843,813

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)

Construction in progress	$687,075	$333,162
Land and improvements	2,610,374	2,610,374
Winery building and hospitality center	6,771,701	6,727,419
Equipment	6,445,649	6,285,135

	$16,514,799	$15,956,090

Accumulated depreciation	(9,067,376)	(8,717,653)

	$7,447,423	$7,238,437

5)  LONG TERM DEBT

The Company has three long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $4,114,282 and $4,193,917 as of June 30, 2012 and December 31, 2011, respectively. These loans require monthly payments of $37,502 principal and interest for the life of the loans, at an annual interest rate ranging from 5.9% to 6.7%. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities. The Company  has a long term debt agreement with Kubota with a balance of $11,834 and $ 14,673 as of June 30, 2012 and December 31, 2011, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%.

6)  INTEREST AND TAXES PAID

Income taxes – The Company paid $80,000 and $0 in income taxes for both the three and six months ended June 30, 2012 and 2011, respectively.

Interest - The Company paid $42,668 and $49,369 for the three months ended June 30, 2012 and 2011, respectively, in interest on the long-term debt and revolving credit line.  The Company paid $81,788 and $98,546 for the six months ended June 30, 2012 and 2011, respectively, in interest on the long-term debt and revolving credit line.

7) MANAGEMENT PLAN TO REPURCHASE STOCK

On November 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $200,000 of its common stock. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. No shares had been repurchased as of December 31, 2011.  As of March 31, 2012, the Company had repurchased 8,722 shares for a total of $28,946.   During the 3 months ended June 30, 2012, the Company expanded the repurchase program an additional $50,000, and repurchased 63,043 shares for a total of $220,019.  Therefore, for the six months ending June 30, 2012, the Company has purchased 71,765 shares for a total cost of $248,965.

8) SEGMENT REPORTING

With the conclusion of the Bacchus Distribution wind-down, the Company now consists of a single operating segment relating to the production and sale of Company wines.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9) DISCONTINUED OPERATIONS

On June 30, 2012, the Company completed the wind-down of Bacchus Distribution.  Bacchus Distribution was the Company’s Oregon distribution division, selling both Company produced wines and wines and merchandise purchased from other sources.  The decision to wind-down these distribution activities was made due to the increasingly higher regulatory and overhead costs of maintaining Bacchus as an operating unit.  Distribution of Company produced wines in Oregon are now performed by an independent distribution company.  All sales of purchased wines, and sale of merchandise to retailers, are considered discontinued operations.

Net sales by Bacchus are as follows for the periods show:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales from
discontinued operations	$93,135	$928,036	$575,242	$1,817,717

ITEM 2:

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Such policies were unchanged during the six months ended June 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview

Net income for the three months ended June 30, 2012 increased $47,543 or 27.6% from the comparable prior year period.  The increase in net income was attributed to a combination of better overall gross margin percentage and the reduction of expenses related to discontinued operations. Overall gross profit increased $21,511 or 1.3% and gross margin percent increased by 1.0 points.  Pre-tax losses on discontinued operations decreased $139,981 or 58.9%.  This was largely offset by an increase in selling, general and administrative expenses in continuing operations of $126,705 or 11.7%.  The increase in selling, general and administrative expenses was primarily related to increases in expenses related to sales efforts as part of Management’s strategy to compensate for changes related to the wind-down of Bacchus Distribution operations, and increased travel expenses to encourage sales nationally.

Net sales of produced wine decreased by $10,463 or 0.4%.  This is caused by a decrease in national sales of $100,026 or 4.5%, offset by an increase in retail sales of $89,563 or 14.1%. A large portion of the decrease in national sales is related to the change in sales channel, switching from in-state self-distribution to retailers to selling to an independent distributor for in-state sales.  The average sale price per case to a retailer is higher than the average sale price per case to a wholesaler.

The Company sold approximately 23,211 cases of produced wine during the three months ended June 30, 2012, a decrease of 1,214 cases or 5.0% from the corresponding prior year period.  The decrease in produced wine sales was primarily the result of reduced in-state case sales, largely caused by Management’s decision to discontinue the sale of Company-produced, non-branded wines.

Management has determined that the wind-down of the Bacchus Distribution activity is substantially complete.  Bacchus distribution activity has been reclassified as discontinued operations.  In state sales of produced wines, formerly sold through the Bacchus Distribution, are now sold through the distributor as part of the National Sales operating segment.  Therefore, the prior year comparative information presented in the financials includes in-state produced wine sales activities with National Sales activities.

As a result of the increase in net income, the Company generated $0.05 in basic earnings per share during the three months ended June 30, 2012, an increase of $0.01 or 25.0% on $0.04 in basic earnings per share for the three months ended June 30, 2011.

The winery bottled approximately 51,900 cases in the second quarter of 2012.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The loan agreement was renewed during the current quarter, and the new maturity date is June 2013.  The index rate at June 30, 2012 was 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2012, the Company was in compliance with all of the financial covenants.

At June 30, 2012, the Company had no amount outstanding on the line of credit. At June 30, 2012, the availability on the line of credit was $2,000,000.

At December 31, 2011, the Company had no amount outstanding on the line of credit. At December 31, 2011, the availability on the line of credit was $2,000,000.

Willamette Valley Vineyards continues to receive positive recognition through regional wine competitions, newspapers and national publications.

The April issue of Wine & Spirits recognized several of our Pinots with 90+ point scores; 2009 Bernau Block Pinot Noir, 92pts; 2009 Estate Pinot Noir, 92pts; 2010 Whole Cluster Pinot Noir, 90pts/Best Buy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The 5th annual Oregon Wine Awards, held every April, awarded three of our wines with Gold or Double Gold Medals; 2009 Tualatin Estate Pinot Noir, Double Gold; 2009 Bernau Block, Gold, 2009 Pinot Noir, Gold.

Willamette Valley Vineyards was featured in an article in the Statesman Journal newspaper titled, “Willamette Valley Vineyards has wines that pair perfectly with spring.” Wine writer Victor Panichkul-Ackermann wrote, “Over the years, Willamette Valley Vineyards has built a reputation for consistency in their wines year after year. This consistency earned Willamette Valley Vineyards a 2011 Winery of the Year award from Wine & Spirits magazine.”

In June, Entrepreneur.com ran an article titled, “Willamette Valley Vineyards Offers Complex, Heady Oregon Blend.” Stating, “This historic vineyard distills the essence of the Beaver State in its acclaimed Pinot Noir and other cool-climate varietals.”

RESULTS OF OPERATIONS

Revenue

In-state sales to distributors during the three months ended June 30, 2012 was $527,433.  This compares to in-state sales of Company produced wines of $778,237 that were self-distributed by Bacchus during the corresponding period in 2011.  This equals a decrease of $250,804 or 32.2%.  This decrease was partially caused by the decrease in the average sales price per case resulting from the change in distribution methods.  It was also partly caused by a decrease in the total number of cases sold.

Net sales to out-of-state distributors during the three months ended June 30, 2012 through the Company’s national sales department increased $150,776 or 10.4% from the corresponding prior year period.  This increase was primarily the result of a decrease in depletion allowance expense paid to distributors.  Depletion allowance expense decreased $102,623 or 60.32% for the three month period ending June 30, 2012.  Management’s decision to reduce the depletion allowance resulted in a decrease in sales volume, but contributed to an increase in net profits.

Net sales from the Company’s retail sales department for the three months ended June 30, 2012 increased by $89,563, or 14.1%, from the corresponding period in 2011.  This is primarily a reflection of increased tasting room sales and wine club sales.  Tasting room sales are believed to have increased as a result of higher guest traffic and a higher ring per guest due to the on-site restaurant and a focus on high margin products.

Cost of Goods Sold

The Company’s cost of goods on produced wines is lower compared to the prior year resulting in an increase in gross profit for the three months ended June 30, 2012. The cost of goods of produced wine changes by vintage depending on the vineyard yields as well as actual costs associated with the growing and harvesting of the grapes as well as cellar production costs. Although yields have been lower in the past year, the costs associated with the vintage on a per unit basis have been lower.

Gross Profit

Gross profit showed an increase for the three months ended June 30, 2012 of $21,511 or 1.3% from the corresponding prior year period. This increase is a result of the relatively steady net sales for the quarter, and the reduction in cost of goods sold.

Gross profit margin from winery operations was 59.6% in the three months ended June 30, 2012, compared to 58.6% in the corresponding prior year period. The increase in gross profit margin for the three months ended June 30, 2012 is mainly due to the combination of improvements to gross profit margin from increased retail sales as a percentage of total sales and a reduction in depletion allowances paid to wholesalers, partially offset by the change in sales mix by the elimination of sales to in-state retailers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Selling, General and Administrative Expense

Selling, general and administrative expense increased for the three months ended June 30, 2012 by $126,705 or 11.7% compared to the corresponding prior year period. This increase is due primarily to increased spending on sales efforts both in-state and nationally to help the transition away from the Bacchus Distribution model and to promote new placements nationally.  The increase in selling expenses is more than offset by a decrease in the loss from discontinued operations. In total, as a percentage of net revenues from winery operations, selling, general and administrative expenses were 42.6% for the three months ended June 30, 2012 as compared to 38.0% for the corresponding prior year period.

Interest Income, Interest Expense

Interest income was $1,246 and $2,247 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,001 or 44.5%. Interest expense was $42,668 and $49,369 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $6,701 or 13.6%.

Income Taxes

The income tax expense from continuing operations was $203,081 and $236,077 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $32,996 or 14.0%.  The Company’s estimated tax rate was 42.5% and 44.0% for the three months ended June 30, 2012 and 2011, respectively.

Net Income and Earnings per Share

Net income from continuing operations decreased by $33,646 or 10.8%.  This decrease is caused by the increase in selling expenses exceeding the improvements in gross profit.  This is more than offset, however, by a reduction in the losses caused by operations discontinued effective June 30, 2012.  Discontinued operations of distributing purchased wine to instate retailers generated a net loss of $56,549 and $137,738 for the three month period ending June 30, 2012 and 2011, respectively.  This is an improvement of $81,189 or 58.9%.  The combined net income from all operations for the three month period ending June 30, 2012 and 2011 was $219,912 and $172,369, respectively.  This is an improvement of $47,543 or 27.6%.

Liquidity and Capital Resources

At June 30, 2012, the Company had a working capital balance of $12.8 million and a current working capital ratio of 9.40:1. At December 31, 2011, the Company had a working capital balance of $12.9 million and a current working capital ratio of 8.11:1.  The Company had a cash balance of $3,974,246 at June 30, 2012, compared to a cash balance of $3,411,292 at December 31, 2011.

Total cash provided by operating activities from continuing operations in the six months ended June 30, 2012 was $802,244 compared to cash provided by operating activities of $977,471 for the same period in the prior year.

Total cash used in investing activities from continuing operations in the six months ended June 30, 2012 was $537,340, compared to $582,609 used in the comparable prior year period.

Total cash used in financing activities from continuing operations in the six months ended June 30, 2012 was $331,439 compared to $25,657 used in financing activities in the comparable prior year period. Cash used in financing activities in the current year primarily consists of payments on long term debt as well as repurchase of common stock.

Total cash provided from discontinued operations in the six months ended June 30, 2012 was $629,489.  This compares to cash used by discontinued operations of $89,302 in the comparable prior year period.  Cash provided from discontinued operations was largely generated through the liquidation of purchased-wine inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2013. The index rate at June 30, 2012 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2012, the Company was in compliance with all of the financial covenants.

At June 30, 2012, the Company had no amount outstanding on the line of credit. At June 30, 2012, the availability on the line of credit was $2,000,000.

At December 31, 2011, the Company had no amount outstanding on the line of credit. At December 31, 2011, the availability on the line of credit was $2,000,000.

As of June 30, 2012, the Company had a total long-term debt balance of $4,126,116, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2011, the Company had a total long-term debt balance of $4,208,590.

At June 30, 2012, the Company owed $0 on grape contracts. For the 2012 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received, typically in October.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

The winery bottled approximately 51,900 cases in the second quarter of 2012.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4:

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Controller, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Controller have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CONTROLS AND PROCEDURES - continued

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings.

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

Item 1A - Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 2012	2,009	$3.40	2,009	$216,840
Month #2
May 2012	-	$-	-	$216,840
Month #3
June 2012	61,034	$3.49	61,034	$3,645
Total	63,043	$3.49	63,043	$3,645

As originally disclosed in the form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors has authorized the expenditure of $200,000 to be used in the buyback program that will run through April 1, 2012.   During the three months ended June 30, 2012, the Board of Directors expanded the buyback program an additional $50,000 and extended the program to last until the full amount of authorized funds are expended.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

The Company’s 2012 Annual Meeting of Shareholders was held on July 8, 2012. Of the 4,891,978 shares of our common stock entitled to vote at the meeting, 3,893,397 shares, representing approximately 79.6% of the total votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal 1 – To elect James Bernau, Craig Smith, James Ellis, Sean Cary, Thomas Brian, Delna Jones, Betty O’Brien, and Stan Turel as directors, each to hold office until the 2013 Annual Meeting or until his or her successor is duly elected and qualified:

Director	For	Withheld	Broker Non Vote
James Bernau	2,673,242	38,479	1,181,676
Craig Smith	2,680,289	31,432	1,181,676
James Ellis	2,695,439	16,282	1,181,676
Sean Cary	2,691,818	19,903	1,181,676
Thomas Brian	2,691,989	19,732	1,181,676
Delna Jones	2,677,571	34,150	1,181,676
Betty O’Brien	2,694,189	17,532	1,181,676
Stan Turel	2,696,339	15,382	1,181,676

 Proposal 2 – To ratify the selection of Moss Adams LLP as the independent registered public accounting firm for the Company for the Fiscal Year Ending December 31, 2012:

For	Against	Abstain
3,148,510	2,321	19,065

Item 6 - Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008 File No. 000-21522)

3.3	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Controller required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of James Z. Voss pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text.**

** XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 10, 2012	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	By:	/s/ James Z. Voss
James Z. Voss
Controller (Principal Accounting and Financial Officer)