Form 10-Q/A
period 2012-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2012-08-24
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 10, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Unaudited Interim Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 10, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Bylaws of Willamette Valley Vineyards, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008 File No. 000-21522)

3.3	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Controller required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of James Z. Voss pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text.**

*   Previously filed.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 24 , 2012	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer (Principal Executive Officer)

Date: August 24 , 2012	By:	/s/ James Z. Voss
James Z. Voss
Controller (Principal Accounting and Financial Officer)