Form 10-Q
period 2012-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2012-11-13
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Number of shares of common stock outstanding as of October 31, 2012:  4,815,193 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$4,477,848	$3,411,292
Accounts receivable, net	1,096,695	986,591
Inventories (Note 3)	8,565,028	8,843,813
Prepaid expenses and other current assets	57,998	138,382
Current portion of note receivable	53,509	61,492
Current portion of distribution agreement receivable	500,000	250,000
Current portion of assets from discontinued operations, net	23,944	847,053
Income tax receivable	-	229,337
Total current assets	14,775,022	14,767,960

Vineyard development costs, net	1,586,793	1,643,546
Property and equipment, net (Note 4)	7,765,078	7,238,437
Assets from discontinued operations, net	25,601	62,300
Debt issuance costs	48,215	50,752
Distribution agreement receivable, net of current portion	250,000	500,000
Note receivable	-	19,276
Other assets	-	4,456

TOTAL ASSETS	$24,450,709	$24,286,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	207,207	197,936
Accounts payable	738,404	301,168
Accrued expenses	368,617	438,983
Income taxes payable	31,508	-
Deferred income taxes	351,000	351,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	-	389,233
Total current liabilities	1,839,593	1,821,177

Long-term debt, net of current portion	3,869,635	4,010,654
Deferred rent liability	199,943	208,047
Deferred revenue-distribution agreement, net of current portion	702,378	809,523
Deferred gain	225,575	249,646
Deferred income taxes	754,000	754,000
Total liabilities	7,591,124	7,853,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
4,818,450 and 4,892,977 issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	8,646,648	8,632,746
Retained earnings	8,472,692	7,800,934
Less: Common stock held in treasury, at cost, 74,527 and 0, respectively
September 30, 2012 and December 31, 2011	(259,755)	-
Total shareholders’ equity	16,859,585	16,433,680

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,450,709	$24,286,727

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$3,155,762	$3,423,496	$8,729,512	$9,021,117
COST OF SALES	1,363,569	1,538,051	3,624,643	3,987,119

GROSS PROFIT	1,792,193	1,885,445	5,104,869	5,033,998

SELLING, GENERAL & ADMIN EXPENSES	1,211,136	1,064,428	3,585,648	3,367,716

INCOME FROM OPERATIONS	581,057	821,017	1,519,221	1,666,282

OTHER INCOME (EXPENSE)
Interest income	3,382	4,502	7,618	9,348
Interest expense	(86,180)	(51,480)	(167,969)	(150,026)
Other income, net	12,749	42,510	85,803	46,400

INCOME BEFORE INCOME TAXES	511,008	816,549	1,444,673	1,572,004

INCOME TAX PROVISION	(238,105)	(318,078)	(621,309)	(641,104)

INCOME FROM CONTINUING OPERATIONS	272,903	498,471	823,364	930,900

DISCONTINUED OPERATIONS
Loss from operations	(8,060)	(215,627)	(261,390)	(615,107)
Income tax benefit	3,385	90,563	109,784	258,345

LOSS FROM DISCONTINUED OPERATIONS	(4,675)	(125,064)	(151,606)	(356,762)

NET INCOME	$268,228	$373,407	$671,758	$574,138

BASIC NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.06	$0.10	$0.17	$0.19
BASIC NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.03)	$(0.07)

BASIC NET INCOME PER COMMON SHARE	$0.06	$0.08	$0.14	$0.12

DILUTED NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.06	$0.10	$0.17	$0.19
DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.03)	$(0.07)

DILUTED NET INCOME PER COMMON SHARE	$0.06	$0.08	$0.14	$0.12

Weighted average number of
basic common shares outstanding	4,821,084	4,892,977	4,860,692	4,892,977
Weighted average number of
diluted common shares outstanding	4,828,038	4,896,865	4,866,466	4,897,423

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$823,364	$930,900
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	581,739	552,860
Loss on disposition of property & equipment	22,247	-
Stock based compensation expense	13,902	3,703
Deferred rent liability	(8,104)	(5,217)
Deferred revenue-distribution agreement	(107,145)	(11,905)
Deferred gain	(24,071)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	(110,104)	(315,082)
Inventories	278,785	879,942
Prepaid expenses and other current assets	80,384	(62,172)
Income taxes receivable	229,337	115,063
Income taxes payable	31,508	39,270
Other assets	4,456	-
Grapes payable	(389,233)	(273,211)
Accounts payable	437,236	241,224
Accrued expenses	(70,366)	(194,955)
Net cash from operating activities	1,793,935	1,876,349

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to property and equipment	(1,087,723)	(1,400,508)
Additions to vineyard development	-	(56,297)
Proceeds from sale of property and equipment	16,386	-
Payments received on note receivable	27,259	24,041
Net cash from investing activities	(1,044,078)	(1,432,764)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on long-term debt	(131,748)	(423,806)
Borrowings on long-term debt	-	1,400,000
Payment of debt issuance costs	-	(18,524)
Repurchase of common stock	(259,755)	-
Net cash from financing activities	(391,503)	957,670

CASH FLOWS FROM DISCONTINUED OPERATIONS
Nets cash from operating activities of discontinued operations	671,503	(4,452)
Net cash from investing activities of discontinued operations	36,699	(11,339)
Net cash from discontinued operations	708,202	(15,791)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,066,556	1,385,464

CASH AND CASH EQUIVALENTS, beginning of period	3,411,292	1,518,864

CASH AND CASH EQUIVALENTS, end of quarter	$4,477,848	$2,904,328

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended September 30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012, or any portion thereof.

The Company includes direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and shared resources for production, selling and distribution.

On June 30, 2012, the Company discontinued their in-state distribution division, Bacchus Fine Wines.  The Company had been in the process of winding down Bacchus operations since September 2011, when they entered into an agreement with Young’s Market of Oregon, LLC to distribute produced wines in-state.  Since then, purchased wine inventories have been nearly completely liquidated, and substantially all Company in-state distribution activity has ceased.  In-state distribution activities are now reported as discontinued operations.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive, 6,954 and 3,888 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended September 30, 2012 and 2011, respectively.  5,774 and 4,446 potentially dilutive shares are included in the computation of dilutive earnings per share for the nine month periods ended September 30, 2012 and 2011, respectively.

2) STOCK BASED COMPENSATION

The Company has a stock incentive plan, originally created in 1992, most recently amended in 2001.  No additional grants may be made under the plan.  All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted.  Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.  Options are generally granted based on employee performance with vesting periods ranging from date of grant to seven years.  The maximum term before expiration for all grants is ten years.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) STOCK BASED COMPENSATION - continued

The following table presents information related to the value of outstanding stock options for the periods shown:

	Three months ended		Nine months ended
	September 30, 2012		September 30, 2012
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	356,200	$3.71	356,200	$3.71
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(30,000)	3.09	(30,000)	3.09

Outstanding at end of period	326,200	$3.76	326,200	$3.76

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended September 30, 2012 and 2011 were $4,100 and $5,708, respectively.  Pretax compensation expense related to stock options for the nine months ended September 30, 2012 and 2011 were $13,902 and $5,708, respectively.

During the nine months ended September 30, 2012 and 2011, there were no transactions related to stock options exercise activity.

3) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)

Winemaking and packaging materials	$283,649	$248,350
Work-in-progress (costs relating to unbottled wine products)	2,138,070	3,535,027
Finished goods - bottled wine	5,883,828	4,854,170
Finished goods - merchandise	259,481	206,266

Current inventories	$8,565,028	$8,843,813

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

4) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)

Construction in progress	$1,062,693	$333,162
Land and improvements	2,676,821	2,610,374
Winery building and hospitality center	6,761,286	6,727,419
Equipment	5,988,929	6,114,076

	$16,489,729	$15,785,031

Accumulated depreciation	(8,724,651)	(8,546,594)

	$7,765,078	$7,238,437

5)  LONG TERM DEBT

The Company has three long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $4,065,955 and $4,193,917 as of September 30, 2012 and December 31, 2011, respectively. These loans require monthly payments of $37,502 principal and interest for the life of the loans, at an annual fixed interest rate ranging from 5.9% to 6.7%. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities. The Company has a long term debt agreement with Kubota with a balance of $10,887 and $14,673 as of September 30, 2012 and December 31, 2011, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%.

6)  INTEREST AND TAXES PAID

Income taxes – The Company paid $158,000 and $0 in income taxes for the three months ended September 30, 2012 and 2011, respectively.  The company paid $238,000 and $0 in income taxes for the nine months ended September 30, 2012 and 2011, respectively.

Interest - The Company paid $86,180 and $51,480 for the three months ended September 30, 2012 and 2011, respectively, in interest on the long-term debt and revolving credit line.  The Company paid $167,969 and $150,026 for the nine months ended September 30, 2012 and 2011, respectively, in interest on the long-term debt and revolving credit line.

7) MANAGEMENT PLAN TO REPURCHASE STOCK

The Company’s Board of Directors has authorized a stock repurchase plan. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. A cumulative total of $500,000 has been authorized by the Board for repurchase as of September 30, 2012.  During the three months ended September 30, 2012, the Company purchased 2,762 shares for a total cost of $10,790.  During the nine months ended September 30, 2012, the Company has purchased 74,527 shares for a total cost of $259,755.  No purchases were made prior to 2012.

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

Net sales from discontinued operation by Bacchus for the three months ended September 30, 2012 and 2011 were $33,645 and $921,424, respectively.  Net sales from discontinued operation by Bacchus for the nine months ended September 30, 2012 and 2011 were $608,887 and $2,739,140, respectively.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted  the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Such policies were unchanged during the nine months ended September 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview

Net income for the three months ended September 30, 2012 and 2011 was $268,228 and $373,407, respectively, a decrease of $105,179 or 28.2%.  This was largely due to the one-time reduction in in-state wine sales from the prior year.  Prior year third quarter sales were bolstered by an approximately $250,000 sale of wine to the new Oregon distributor to establish their beginning stock levels, during the final month of self-distribution of produced wines. Overall gross profit for the three months ended September 30, 2012 and 2011 was $1,792,193 and $1,885,445, respectively, a decrease of $93,252 or 4.9%.  Gross margin percent for the three months ended September 30, 2012 and 2011 was 56.8% and 55.1%, an increase of 1.7 percentage points.  Pre-tax losses on discontinued operations for the three months ended September 30, 2012 and 2011 was $8,060 and $215,627, respectively, a decrease of $207,567 or 96.3%.

Sales for the three months ended September 30, 2012 and 2011 were $3,155,762 and $3,423,496, respectively, a decrease of $267,734 or 7.8%.  This is caused by a decrease in national sales of $436,318 or 15.8%, partially offset by an increase in retail sales of $112,350 or 14.0%. A large portion of the decrease in national sales is related to the change in sales channel, switching from in-state self-distribution to retailers to selling to an independent distributor for in-state sales.  The average sale price per case to a retailer is higher than the average sale price per case to a wholesaler.  Prior year third quarter national sales were also supported by the large initial sale of wine to the new Oregon distributor.

The Company sold approximately 24,751 and 26,835 cases of produced wine during the three months ended September 30, 2012 and 2011, respectively, a decrease of 2,084 cases or 7.8%.  The Company sold approximately 69,375 and 81,658 cases of produced wine during the nine months ended September 30, 2012 and 2011, respectively, a decrease of 12,283 cases or 15.0%.  The decrease in produced wine sales was primarily the result of reduced in-state case sales, largely caused by Management’s decision to discontinue the sale of Company-produced, non-branded wines.  Management believes their decision to discontinue these lower-margin products has resulted in a significant strengthening of the Company’s brand position, and has strengthened overall margins.

Management determined as of June 30, 2012, the wind-down of the Bacchus Distribution activity was substantially complete.  Bacchus distribution activity has been reclassified as discontinued operations.  In-state sales of produced wines, formerly sold through the Bacchus Distribution, are now sold through the distributor as part of National Sales activities.  Therefore, the prior year comparative information presented in the financials includes in-state produced wine sales activities with National Sales activities.

The Company generated $0.06 and $0.08 in basic earnings per share during the three months ended September 30, 2012 and 2011, respectively, a decrease of $0.02 or 25.0%.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  There was no balance outstanding on the line of credit as of September 30, 2012.

The winery bottled approximately 21,857 cases during the three months ended September 30, 2012.

Willamette Valley Vineyards continues to receive positive recognition through national competitions, magazines and local news.

Willamette Valley Vineyards was featured on the front page of the June 23rd Statesman Journal newspaper. The article, entitled “Forming a Partnership,” highlighted our raptor project and the recent placement of several baby barn owls in our 3 vineyards.

In July, Snooth.com began their “People’s Voice Wine Awards” where readers are asked to vote for their favorite wine. Our 2008 Estate Pinot Noir and 2009 Pinot Gris were nominated and have made it to the final round of voting.

America’s premier direct marketer of fruit and food, Harry & David, held their 10th annual “Taste of Harry & David Wine Competition” in July where our 2009 Bernau Block received a gold medal.

NBC’s hit TV show “Grimm” again chose to feature our 2009 Pinot Noir in select scenes on a recent episode, further strengthening national brand awareness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

KPTV 12’s “Good Day Oregon” TV personality, Andy Carson visited the winery in September to film a segment about our 22nd annual Grape Stomp Competition, reaching thousands of Oregon viewers.

Beverage Dynamics and Cheers Magazine both recognized our 2011 Whole Cluster Pinot Noir with 94 points in their September 2012 issues.

Portland Monthly magazine’s September 2012 issue featured their list of “Oregon’s 50 Best Wines.” Our 2009 Estate Pinot Noir received 95 points and was awarded the number 5 position.

In their September 2012 issue, Wine & Spirits magazine recognized our 2011 Whole Cluster Pinot Noir with 90 points and a best buy rating.

In October 2012, the editor of Snooth.com, Gregory Dal Piaz, released his top 15 Pinot noirs, listing our 2009 Estate as #2 with 92 points.

RESULTS OF OPERATIONS

Revenue

In-state net sales, excluding excise taxes, of Company produced wines during the three months ended September 30, 2012 and 2011 were $619,555 and $972,758, respectively, a decrease of $353,203 or 36.3%.  This decrease is largely a result of the prior year results including an initial order from the new distributor relationship of approximately $250,000.  This decrease was also partly caused by the decrease in the average sales price per case resulting from the change in distribution methods, as Bacchus Distribution used to sell to retailers at a higher average case price than currently achieved selling to a distributor.

Net sales, excluding excise taxes, to out-of-state distributors during the three months ended September 30, 2012 and 2011 were $1,701,442 and $1,752,367, respectively, a decrease of $50,925 or 2.9%. This decrease was a result of a $119,705 decrease in gross sales to distributors, partially offset by decrease in depletion allowance expense paid to distributors.  Depletion allowance expense the three months ended September 30, 2012 and 2011 was $53,960 and $122,740, respectively, a decrease of $68,780 or 56.0%.  Management’s decision to reduce the depletion allowance resulted in a decrease in net sales, but has yielded an increase in gross income.

Net retail sales, excluding excise taxes, for the three months ended September 30, 2012 and 2011 were $916,503 and $804,153, respectively, an increase of $112,350, or 14.0%.  This is primarily a reflection of increased tasting room sales and wine club sales.  Tasting room sales are believed to have increased as a result of higher guest traffic and a higher ring per guest due to the on-site restaurant and a focus on high margin products.

Cost of Goods Sold

The Company’s cost of goods on produced wines is lower compared to the prior year resulting in an increase in gross profit percentage for the three months ended September 30, 2012. The cost of goods of produced wine changes by vintage depending on the vineyard yields as well as actual costs associated with the growing and harvesting of the grapes as well as cellar production costs. Although yields have been lower in the past year, the costs associated with the vintage on a per unit basis have been lower.

Gross Profit

Gross profit for the three months ended September 30, 2012 and 2011 was $1,792,193 and $1,885,445, respectively, a decrease of $93,252 or 4.9%. This decrease is primarily a result of the lower in-state sales for the quarter.

Gross profit margin for the three months ended September 30, 2012 and 2011 was 56.8% and 55.1%, respectively, an increase of 1.7 percentage points.  The increase is primarily due to increased retail sales as a percentage of total sales and a reduction in depletion allowances paid to wholesalers, partially offset by the change in sales mix by the elimination of sales to in-state retailers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2012 and 2011 was $1,211,136 and $1,064,428, respectively, an increase of $146,708 or 13.8%. This increase is due primarily to increased spending on sales efforts both in-state and nationally to help the transition away from the Bacchus Distribution model and to promote new placements nationally.  In total, selling, general and administrative expense was 38.4% and 31.1%, as a percentage of net revenue from winery operations, for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $86,180 and $51,480 for the three months ended September 30, 2012 and 2011, respectively, an increase of $34,700 or 67.4%. Based on current debt balances and interest rates, Management expects quarterly interest expense of approximately $66,000 for future quarters.

Income Taxes

The income tax expense from continuing operations was $238,105 and $318,078 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $79,973 or 25.1%.  The Company’s estimated federal and state combined income tax rate was 46.6% and 39.0% for the three months ended September 30, 2012 and 2011, respectively.

Net Income

Net income from continuing operations was $272,903 and $498,471 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $225,568 or 45.3%.  This decrease is caused by the increase in selling expenses, coupled with a reduction in gross profits.  This is partially offset, however, by a reduction in the losses caused by operations discontinued effective June 30, 2012.  Discontinued operations of distributing purchased wine to instate retailers generated a net loss of $4,675 and $125,064 for the three months ended September 30, 2012 and 2011, respectively, a reduction of $120,389 or 96.3%.  The combined net income from all operations for the three months ended September 30, 2012 and 2011 was $268,228 and $373,407, respectively, a reduction of $105,179 or 28.2%.

Liquidity and Capital Resources

At September 30, 2012, the Company had a working capital balance of $12.9 million and a current working capital ratio of 8.03:1.  At December 31, 2011, the Company had a working capital balance of $12.9 million and a current working capital ratio of 8.11:1.

At September 30, 2012, the Company had a cash balance of $4,477,848.  At December 31, 2011, the Company had a cash balance of $3,411,292.

Total cash provided by operating activities from continuing operations in the nine months ended September 30, 2012 and 2011 was $1,793,935 and $1,876,349, respectively.

Total cash used in investing activities from continuing operations in the nine months ended September 30, 2012 and 2011 was $1,044,078 and $1,432,764, respectively.

Total cash provided by/(used in) financing activities from continuing operations in the nine months ended September 30, 2012 and 2011 was $(391,503) and $957,670, respectively. Cash used in financing activities for the nine months ended September 30, 2012 primarily consists of payments on long term debt as well as repurchase of common stock.

Total cash provided by/(used in) discontinued operations in the nine months ended September 30, 2012 and 2011 was $708,202 and ($15,791), respectively.  Cash provided from discontinued operations for the nine months ended September 30, 2012 was largely generated through the liquidation of purchased-wine inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2013. The index rate at September 30, 2012 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2012, the Company was in compliance with all of the financial covenants.

At September 30, 2012, the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.  At December 31, 2011, the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.

As of September 30, 2012, the Company had a total long-term debt balance of $4,076,842, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2011, the Company had a total long-term debt balance of $4,208,590.

At September 30, 2012, the Company owed $0 on grape contracts. For the 2012 harvest, there are grape purchase contracts in place with local growers that will be accrued when the grapes are received in October.

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

CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings,

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

Item 1A - Risk Factors,

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds,

1.
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 2012	-	$-	-	$1,035
Month #2
August 2012	-	$-	-	$1,035
Month #3
September 2012	2,762	$3.91	2,762	$240,245
Total	2,762	$3.91	2,762	$240,245

As originally disclosed in the form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors has authorized the expenditure of $200,000 to be used in the buyback program that will run through April 1, 2012.   During the three months ended June 30, 2012, the Board of Directors expanded the buyback program an additional $50,000 and extended the program to last until the full amount of authorized funds are expended.  During the three months ended September 30, 2012, the Board of Directors authorized additional buybacks of $250,000, bringing the total amount authorized for buyback to $500,000, of which $240,245 remains as of September 30, 2012.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures,

Not applicable.

Item 5 – Other Information,

None.

Item 6 – Exhibits,

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

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 13, 2012	By:	/s/ James W. Bernau
James W. Bernau Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ James Z. Voss
James Z. Voss Controller (Principal Accounting and Financial Officer)