Form 10-K
period 2012-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2013-03-29
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $15,084,080.

The number of outstanding shares of the registrant’s Common Stock as of March 29, 2013 was 4,800,008.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

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

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietal wines (i.e., wine which sells at retail prices of $7 to $14, $14 to $20 and over $20 per 750 ml bottle, respectively). Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered South of Salem, near Turner, Oregon.  The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2012, $22 to $100 per bottle; Chardonnay, $25 to $35 per bottle; Pinot Gris, $15 to $18 per bottle; Riesling and Oregon Blossom (blush blend), $10 to $12 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

ITEM 1. BUSINESS - continued

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK, WILLAMETTE, SIP.SAVE and IT’S WILLAMETTE, DAMMIT marks.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country.  From 1995 to 2011, U.S wineries grew in number from 1,817 to 7,116.  In addition, wineries are classified as one of the fastest growing segments in agriculture with an average annual growth of 10–15 percent.

In spite of the sluggish economy, the United States is also experiencing growth in the revenue generated from the sale of wine. United States wine consumption registered its 17th consecutive annual gain in 2010 with a 2 percent increase (30 percent increase in the past decade).  According to the Gomberg-Fredrikson 2010 Annual Wine Industry Review, America is the No. 1 wine consuming country in the world, surpassing France.

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

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2010 there were 419 commercial wineries licensed in Oregon and 20,500 acres of wine grape vineyards, 16,900 acres of which are currently producing. Total production of Oregon wines in 2010 is estimated to be approximately 1.9 million cases, down from 2.3 million cases in 2009. The reduction in cases produced is mainly due to the lower harvest yields in 2010 versus 2009. Oregon’s entire 2010 production has an estimated retail value of approximately $380 million, assuming a retail price of $200 per case, and a FOB value of approximately one-half of the retail value, or $190 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard were with non-resistant rootstock. As of December 31, 2012, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All plantings are with, and all future planting will be with phylloxera-resistant rootstock. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

ITEM 1. BUSINESS - continued

As a result of these factors, subject to the risks and uncertainties identified above, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s.

2011 Oregon harvest – The National Agricultural Statistics report states that the total grape production in Oregon rose 33 percent to a record high of 41,500 tons. Planted acres dipped 100 acres, but fewer acres were left unharvested in 2011 than in 2010.  Yield increased 28 percent to an average 2.37 tons per acre from 17,500 harvested acres.

2012 Oregon harvest – There is no official data available on the 2012 Oregon harvest as of the date of this report.

Company Strategy

The Company, one of the largest wineries in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra-premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; and (4) effectively distribute and sell its products nationally. The Company’s goal is to continue as one of Oregon’s largest wineries, and establish a reputation for producing some of Oregon’s finest, most sought-after wines.

Based upon several highly regarded surveys of the U.S. wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra-premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition by emphasizing restaurant sales; and (iv) develop strong marketing advantages (such as a highly visible winery location, successful support of distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped a 12,784 square foot state-of-the-art Winery and a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

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

Vineyards

The Company owns and leases approximately 592 acres of land, of which 471 acres are currently planted to vineyards or is suitable for future vineyard planting.  The vineyards the company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 75% of the grapes needed to meet the Winery’s ultimate production capacity of 297,000 gallons (125,000 cases).

ITEM 1. BUSINESS - continued

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2012
Owned Vineyards
WVV Estate	107	48	12	6	41	140
Tualatin Estate Vineyards	107	51	9	-	47	129
Ingram Vineyards	86	-	-	68	18	-

Leased Vineyards
Peter Michael Vineyards	79	69	-	-	10	167
Meadowview Vineyards	45	45	-	-	-	114
Elton Vineyards	59	54	-	-	5	108
Ingram Vineyards	109	-	-	109	-	-

Contracted Vineyards*
Various	268	268	-	-	-	670

Total	860	535	21	183	121	1,328

* Contracted acreage is estimated

WVV Estate –Established in 1983, the WVV Estate Vineyard is located at the Winery location south of Salem, near Turner, Oregon.  The WVV Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs.

Tualatin Estate Vineyards – Established in 1973 near Forest Grove, Oregon, it is one of the oldest vineyards in Oregon.  It was purchased by the Company in 1997.  A series of sale-leaseback transactions split the property, and the company continues to lease and manage the Peter Michael Vineyards and Meadowview Vineyards, located adjacent to the Tualatin Estate Vineyards.

Ingram Vineyards – The Company purchased 86 acres near Hopewell, Oregon, for future vineyard plantings.  Adjacent to the purchased land is an additional 109 leased acres, also for future vineyard development.  The Company believes the site is ideally situated to grow premium Pinot Noir, and anticipates planting over-time, starting with 20 acres in 2013.  The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards.

Grape Vines - Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

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

ITEM 1. BUSINESS - continued

Grape supply – In 2012, the Company’s 48 producing acres in the WVV Estate Vineyard yielded approximately 140 tons of grapes for the Winery’s 24th harvest. Tualatin/Peter Michael/Meadowview Vineyards produced 410 tons of grapes in 2012.  Elton Vineyards produced 108 tons of grapes in 2012.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices or from bulk wine purchases from neighboring wineries.   In 2012, the Company purchased an additional 670 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference.  Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan.   The Company believes high quality grapes and bulk wine will be available for purchase in sufficient quantity to meet the Company’s requirements.

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

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of the Company’s vineyards. The phylloxera at Tualatin Estate Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern most section Gewurztraminer in 1971 that the Company partially removed in 2004.  The remaining vines, and all others infested, remain productive at low crop levels.  The Company is in the process of gradually replacing infested areas with new, phylloxera-resistant vines.

ITEM 1. BUSINESS - continued

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced.  In 2012, the Winery produced approximately 217,000 gallons (91,181 cases) from its 2010 and 2011 harvest. The Company expects to produce approximately 221,000 gallons in 2013 (93,000 cases) from its 2011 and 2012 harvests.

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

In addition to the production capacity discussed above, Tualatin Estate Vineyards has 20,000 square feet of production capacity. This adds approximately 25,000 cases (59,000 gallons) of wine production capacity to the Company.  The capacity at Tualatin is available to the Company to meet any anticipated future production needs. In 2008, the Company replaced the roof and production floor, insulation and walls, in anticipation of using it for wine storage and future production.

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

Mortgages on properties – The Company’s winery facilities in Turner are subject to three mortgages with an aggregate principal balance of $4,016,771 at December 31, 2012. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $37,500. The maturity dates of the mortgages range from December 1, 2024 through October 1, 2026.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

ITEM 1. BUSINESS - continued

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Gallons of
	Grapes	Bulk	Production	Cases
Harvest Year	Harvested	Purchases	Year	Produced

2005	1,132	-	2005	72,297
2006	1,488	-	2006	81,081
2007	1,746	-	2007	115,466
2008	1,425	57,736	2008	121,027
2009	2,133	74,954	2009	132,072
2010	1,045	4,276	2010	110,224
2011	1,327	9,620	2011	81,357
2012	1,328	7,910	2012	91,181

Cases produced per ton harvested often varies between years mainly due to the timing of when the cases are produced.

Sales and Distribution

Marketing strategy – The Company markets and sells its wines through a combination of direct sales at the Winery, directly through mailing lists, and through distributors and wine brokers.  As the Company has increased production volumes and achieved greater brand recognition, sales to other domestic markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

Prior to August of 2011, the Company self-distributed a portfolio of produced wines and purchased wines throughout much of Oregon.  In August of 2011, the Company ceased self-distribution of its produced wines in Oregon, and began using a third-party distributor.  As of June 2012, the Company sold through substantially all purchased wine inventory, and ceased all distribution activities.  Management feels that the new process of distribution in Oregon will allow the Company to redirect its focus to the vineyards and wine making process as well as increasing placements through our distribution network.

The Company believes that online, consumer wine reviews are and will continue to play a significant role in “word of mouth” recommendations and consumer choices, and thus have been focusing the Company’s efforts in recent years on generating online interest in Willamette Valley Vineyards and its wines.

Our online efforts include the world of social marketing, and Willamette Valley Vineyards is now active on Facebook and Twitter. The Company also uploads videos to YouTube and has a company blog. The number of people who follow the Company on each of these applications has grown consistently since these programs have been active.

Direct sales – The Company’s Winery is located adjacent to the state’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene, respectively). The Company believes the Winery’s unique location along Interstate 5 has resulted in a greater amount of wines sold at the Winery as compared to the Oregon industry standard. Direct sales from the Winery are an important distribution channel and an effective means of product promotion. To increase brand awareness, the Company offers educational Winery tours and product presentations by trained personnel.

The Company holds four major festivals and events at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day, Independence Day, Labor Day and Thanksgiving, where barrel tastings and cellar tours are given. Numerous private parties, wedding receptions and political and other events are also held at the Winery.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at FOB prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2012 and 2011, direct sales contributed approximately 27% and 24% of the Company’s revenue from continuing operations, respectively.

ITEM 1. BUSINESS - continued

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia and there are 8 non-domestic (export) customers. For 2012 and 2011, sales to distributors and wine brokers contributed approximately 72% and 76% of the Company’s revenue from continuing operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region, has two-thirds of the state’s wineries and vineyards and is home to approximately 450 wineries. An additional advantage for the Willamette Valley wine tourist is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2012, sales to one distributor represented approximately 18.6% of total Company revenue.  In 2011, no one customer represented greater than 10% of company revenue.

Research and Development

The nature of the Company’s business does not require the Company to incur a material amount of research and development expense.

Competition

The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California and Washington, which, like the Company, produce premium, super premium, and ultra-premium wines. Wine production in the United States is dominated by large California wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. Several Oregon wineries, however, are older and better established and have greater label recognition than the Company.

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 297,000 gallons (125,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon as well as penetrating other wine markets.

ITEM 1. BUSINESS - continued

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company’s wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the Winery for shipment to customers or for sale in its tasting room. The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14.0% and $1.57 per gallon for wines with alcohol content above 14.0%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year. The Company also pays the state of Oregon an excise tax of $0.67 per gallon for wines with alcohol content at or below 14.0% and $0.77 per gallon for wines with alcohol content above 14.0% on all wine sold in Oregon. In addition, most states in which the Company’s wines are sold impose varying excise taxes on the sale of alcoholic beverages. As an agricultural processor, the Company is also regulated by the Oregon Department of Agriculture and, as a producer of wastewater, by the Oregon Department of Environmental Quality. The Company has secured all necessary permits to operate its business.

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

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

The Company management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and consumers of its wine. Much of the Company’s expenses for protecting the environment are voluntary, however the Company is regulated by various local, state and federal agencies regarding environmental laws where these costs and processes are effectively integrated into the Company’s regular operations and do not cause significant alternative processes or costs.

Employees

As of December 31, 2012 the Company had approximately 81 full-time employees and 31 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including the Company, that file electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the Company’s website at www.wvv.com.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with phylloxera. Since May of 1992, the Company’s vineyard properties have been planted with rootstocks believed to be resistant to phylloxera. However, rootstocks planted by the Company prior to 1992 are not resistant. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Additionally, long-term changes in weather patterns could adversely affect the Company.

The Company may not be able to grow or acquire enough quality fruit for its wines

The adequacy of the Company’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While the Company believes that it can secure sufficient supplies of grapes from a combination of its own production and from grape supply contracts with independent growers, the Company cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in wine production costs.

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including the President, Winemaker, and Controller, could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

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

ITEM 1A. RISK FACTORS - continued

Costs of being a publicly-held company may put the Company at a competitive disadvantage

As a public company, the Company incurs substantial costs that are not incurred by its competitors that are privately-held. These compliance costs may result in the Company’s wines being more expensive than those produced by its competitors and/or may reduce profitability compared to such competitors.

The Company faces significant competition which could adversely affect profitability

The wine industry is intensely competitive and highly fragmented. The Company’s wines compete in several premium wine market segments with many other premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. The Company’s wines also compete with popular priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by the Company’s independent distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on the Company’s selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of the Company’s competitors have greater financial, technical, marketing and public relations resources than the Company does. Company sales may be harmed to the extent it is not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

The Company competes for shelf space in retail stores and for marketing focus by its independent distributors, most of whom carry extensive product portfolios

Nationwide, the Company sells its products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of the Company’s net revenue in the future. A change in the relationship with any of the Company’s significant distributors could harm the Company’s business and reduce Company sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of the Company’s major distributors or the Company’s inability to collect accounts receivable from its major distributors could harm the Company’s business. There can be no assurance that the distributors and retailers the Company uses will continue to purchase the Company’s products or provide Company products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

Fluctuations in quantity and quality of grape supply could adversely affect the Company

A shortage in the supply of quality grapes may result from a variety of factors that determine the quality and quantity of the Company’s grape supply, including weather conditions, pruning methods, diseases and pests and the number of vines producing grapes. Any shortage in the Company’s grape production could cause a reduction in the amount of wine the Company is able to produce, which could reduce sales and adversely impact the Company’s results from operations. Factors that reduce the quantity of the Company’s grapes may also reduce their quality, which in turn could reduce the quality or amount of wine the Company produces. Deterioration in the quality of the Company’s wines could harm its brand name and could reduce sales and adversely impact the Company’s results of operations.

Contamination of the Company’s wines would harm the Company’s business

The Company is subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of the Company’s wines could cause it to destroy its wine held in inventory and could cause the need for a product recall, which could significantly damage the Company’s reputation for product quality. The Company maintains insurance against certain of these kinds of risks, and others, under various insurance policies. However, the insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to the Company and this insurance may not be adequate to cover any resulting liability.

ITEM 1A. RISK FACTORS - continued

A reduction in consumer demand for premium wines could harm the Company’s business

There have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company’s product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on beverage alcohol products. The competitive position of the Company’s products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

Changes in consumer spending could have a negative impact on the Company’s financial condition and business results

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending in these and other regions can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company’s products, limitations on the Company’s ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon the Company’s sales and profit margins.

Increased regulation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company’s business and its results of operations and its cash flows.

The Company’s common stock is thinly traded, and therefore not as liquid as other investments.

The trading volume of the Company’s common stock on NASDAQ is consistently “thin,” in that there is not a great deal of trading activity on a daily basis. Because the average active trading volume is thin, there is less opportunity for shareholders to sell their shares of the Company’s common stock on the open market, resulting in the common stock being less liquid than common stock in other publicly traded companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns or leases 592 acres of land, of which 300 acres is owned and 292 acres leased.  Of the 592 acres of land owned or leased, 267 acres are productive vineyards, 204 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 121 acres are not suitable for vineyard planting or are used for winery or hospitality purposes.

ITEM 2. PROPERTIES - continued

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 125,000 cases (297,000 gallons) of wine per year, depending on the type of wine produced. In 2012, the Winery produced approximately 217,000 gallons (91,181 cases) from its 2010 and 2011 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, a tasting room, a retail sales room and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,000 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 20,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company has a large tasting and hospitality facility of 19,470 square feet (the “Hospitality Center”). The facility includes a basement cellar of 10,150 square feet (including the 2,460 square foot underground cellar tunnel) to expand storage of the Company’s wine in a proper environment. The cellar provides the Winery with ample space for storing up to 1,600 barrels of wine for aging.

The Company carries Property and Liability insurance coverage in amounts deemed adequate by Management.

See additional discussion of vineyard and wine production facility under Item 1. Business.

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

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2012	12/31/2012	9/30/2012	6/30/2012	3/31/2012

High	$3.95	$4.01	$3.67	$3.45
Low	$3.51	$3.33	$3.20	$3.00

Quarters ended 2011	12/31/2011	9/30/2011	6/30/2011	3/31/2011

High	$3.24	$3.70	$3.40	$3.55
Low	$2.85	$2.65	$3.00	$3.02

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Holders

As of May 11, 2012, the Company had approximately 4,555 stockholders of record.

Dividends

The Company has not paid any dividends on the Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand winemaking and customer service facilities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities not disclosed in previous submissions are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 2012	3,257	$3.77	3,257	$227,954
November 2012	2,250	$3.76	2,250	$219,483
December 2012	10,235	$3.78	10,235	$180,785

Total	15,742	$3.78	15,742	$180,785

As originally disclosed in the form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors authorized the expenditure of $200,000 to be used in the buyback program to run through April 1, 2012.   During the three months ended June 30, 2012, the Board of Directors expanded the buyback program an additional $50,000 and extended the program to last until the full amount of authorized funds are expended.  During the three months ended September 30, 2012, the Board of Directors authorized additional buybacks of $250,000, bringing the total amount authorized for buyback to $500,000. As of December 31, 2012, $180,785 remains unspent.

ITEM 6.   SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business – Forward-Looking Statements.”

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

The Company’s principal sources of revenue are derived from sales and distribution of wine. Revenue is recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with customers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day or longer terms for some international customers.

The Company values inventories at the lower of actual cost to produce the inventory or market value. The Company regularly reviews inventory quantities on hand and adjusts its production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if the Company’s inventory cost is determined to be greater than the net realizable value of the inventory upon sale, the Company would be required to recognize such excess costs in its cost of goods sold at the time of such determination. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and, therefore, the carrying value of the Company’s inventory and its reported operating results.

The Company capitalizes internal vineyard development costs prior to the vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs. Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.

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

Overview

Results of Operations

The Company produced revenues of $12,527,268 and $12,235,986 in the years 2012 and 2011, respectively, an increase of $291,282 or 2.4%.  The primary reasons for this increase are increased retail sales, partially offset by decreases in out-of-state sales to distributors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross profit was $7,273,932 and $6,968,526 for the years ended December 31 2012 and 2011, respectively, an increase of $305,406 or 4.4%.  This increase was generally driven by two key factors: reductions in sales depletion expenses paid to distributors, and; increased direct-to-consumer sales as a percentage of total sales.

The gross margin percent was 58.1% and 57.0% for the years ended December 31, 2012 and 2011, respectively, an increase of 1.1 points or 2.0%.  This increase in the gross profit percent is mainly due to reductions in sales depletion expenses paid to distributors, and increased direct-to-consumer sales as a percentage of total sales.

Selling, general and administrative expenses were $5,075,052 and $4,548,125 for the years ended December 31, 2012 and 2011, respectively, an increase of $526,927 or 11.6%.  This increase was primarily the result of the absorption of costs from activities that had previously been shared by the in-state distribution activities, which were discontinued during 2012.

Income from operations was $2,198,880 and $2,420,401 for 2012 and 2011, respectively, a decrease of $221,521 or 9.2%.  The primary reasons for this decrease are increased selling, general and administrative expenses, partially offset by increases in gross margin.

Losses from discontinued operations before taxes were $242,878 and $919,961 for the years ended December 31, 2012 and 2011, respectively, a reduction of $677,083 or 73.6%.  These reductions are primarily related to reductions in warehousing and distribution labor and overhead.

Provision for income taxes was $653,941 and $514,926 for the years ended December 31, 2012 and 2011, respectively, an increase of $139,015 or 27.0%.  This increase is primarily related to increased net income before taxes.

Net income was $1,202,849 and $857,755, for 2012 and 2011, respectively, an increase of $345,094 or 40.2%.  The primary reason for this increase is reductions in the loss from discontinued operations.

Diluted earnings per share were $0.25 and $0.18 for 2012 and 2011, respectively, an increase of $0.07 or 38.9%.  The primary reason for this increase is the increase to net income.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors.  These three sales channels represent 27.0%, 27.7% and 44.8%, of net sales for the year ended December 31, 2012, respectively.  This compares to 23.9%, 28.1% and 48.0% of net sales for the year ended December 31, 2011, respectively.

The Company had cash balances of $4,553,113 and $3,411,292 at December 31, 2012 and 2011, respectively.  The Company had a line of credit balance of $0 at December 31, 2012 and 2011.

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

Management believes cessation of self-distribution activity, and utilization of Young’s Market Company to distribute Company-produced wines in Oregon, also will result in increased gross margins by eliminating the sale of low-margin, purchased wines.  In 2011, purchased wine sales accounted for approximately 20% of total sales.  These sales generated a gross margin of approximately 19%.  The remaining 80% of sales were generated primarily through the sale of Company-produced wine, and generated a gross margin of approximately 57%.  In 2011, the overall Company gross margin was 49.0%.  After separating out discontinued operations for 2011, gross margin from continuing operations was 57.0%.  In 2012, the overall Company gross margin was 55.1%. After separating out discontinued operations for 2012, gross margin from continuing operations was 58.1%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Management believes cessation of self-distribution activity, and utilization of Young’s Market Company to distribute Company-produced wines in Oregon, will reduce operating expenses.  In 2011, total selling, general and administrative expenses were $6,216,833.  Of this, $1,668,708 is attributable to self-distribution activities. After separating out discontinued operations for 2011, selling, general and administrative expenses from continuing operations was $4,548,125.  In 2012, total selling, general and administrative expenses were $5,532,579.  Of this, $457,527 is attributable to self-distribution activities. After separating out discontinued operations for 2012, selling, general and administrative expenses from continuing operations was $5,075,052. This represents a reduction in selling, general and administrative expenses from all sources of $684,254.  Management does not expect to incur any selling, general or administrative expenses from discontinued operations in 2013.

At December 31, 2011, purchased wine inventory balance was $612,989.  Management successfully liquidated this inventory at or above cost during 2012.  There are no other balance sheet amounts related to the cessation of self-distribution activities that are expected to have a material impact on future financial performance.

Hospitality Center

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s Hospitality Center.  The Board approved a total project cost of up to $4.5 million, to be financed with $2,000,000 of new borrowings from NW Farm Credit Services, with the balance of the costs funded by using existing cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for large, outdoor events.  Management believes that these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction began in February 2013, and is expected to be finished before the end of 2013.

Sales

Wine sales and ending inventory amount for the year ended December 31, 2012, are shown on the following table, as well as planned production quantities for the year ending December 31, 2013:

			Planned Bottling
	Cases Sold	Cases On-Hand	Production
Varietal/Product	2012	December 31, 2012	(Cases) 2013

Pinot Noir/Estate	13,000	24,500	16,000
Pinot Noir/Barrel Select	7,500	500	5,000
Pinot Noir/Founders Reserve	3,000	2,000	2,500
Pinot Noir/Special Designates	3,500	4,000	4,000
Pinot Noir/Whole Cluster	20,000	3,000	26,500
Pinot Gris	19,000	12,000	12,500
Riesling	21,500	7,500	16,500
Table Wine	6,000	4,500	4,000
Other	5,500	13,500	6,000

Total	99,000	71,500	93,000

Approximately 47% of the Company’s case sales during 2012 were of the Company’s flagship varietal, Pinot Noir.  Case sales of Riesling and Pinot Gris follow with approximately 22% and 19% of case sales, respectively.  The Company sold approximately 99,000 and 104,000 cases of Company-Produced wine during the years ended December 31, 2012 and 2011, respectively.  This represents a reduction of approximately 5,000 cases, or 4.8%.  This reduction in case sales can be largely attributed to the discontinuation of certain low-margin products that were inconsistent with the Company’s overall brand positioning.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Wine Inventory

The Company had approximately 71,500 cases of bottled wine on-hand at the end of 2012.  Sufficient bulk wine inventory was on-hand to bottle approximately 93,000 cases of wine in 2013. Due to low crop yields from the 2012 harvest, inventory balances and planned production amounts for certain varietals are lower than in previous years.  Management believes that sufficient stock is on hand to meet current demand levels until the 2013 vintage becomes available.

Production Capacity

Current production volumes are well within the current production capacity constraints of the Winery.  In 2012, approximately 91,181 cases were produced, and Management anticipates bottling approximately 93,000 cases in 2013.  The winery has capacity to comfortably process about 125,000 cases of wine per year.  Management continues to invest in new production technologies to increase the efficiency and quality of wine production.  During 2012, the Company did not choose to utilize the wine production facilities at the Tualatin Vineyards location.  The Tualatin Vineyards wine production facility has capacity to produce approximately 25,000 cases of wine.  The facility is maintained in good condition, and is occasionally used by other local wineries.  Management intends to fully utilize the production capacity at the primary Turner location before expanding into the Tualatin Vineyards facility.

Grape Supply

For the 2012 and 2011 vintages, the Company grew approximately 48% and 54% of all grapes harvested, respectively.  The remaining grapes harvested were purchased from other growers.  In 2012 and 2011, 32% and 25% of grapes harvested were purchased under short-term contracts, and 20% and 21% of grapes harvested were purchased under long-term contracts, respectively.

Grapes are typically harvested and received in October of the vintage year.  Upon receipt, the grapes are weighed, and a quality analysis is performed to ensure the grapes meet the standards set forth in the purchase contract.  Based on the amount of qualifying grapes received, the full amount payable to the grower is recorded to the grapes payable liability account.  Approximately 50% of the grapes payable amount is due in November of the vintage year.  The remaining amount is due in March of the following year.  The grapes are processed into wine, which is typically bottled and available for sale between 5 months and 2 years from date of harvest.

The Company paid $326,894 and $306,805 for grapes purchased through long-term contracts during the years ended December 31, 2012 and 2011, respectively.  The Company received $325,977 and $324,514 worth of grapes from long-term contracts during the years ended December 31, 2012 and 2011, respectively.  Grapes payable includes $161,340 and $165,191 of grapes payable from long-term contracts as of December 31, 2012 and 2011, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease.  The Company has approximately 21 acres of vineyards that have been planted but are in the pre-productive stage.  These vineyards will begin bearing fruit in the next one to three years.  The Company has approximately 183 acres of land that is suitable for future vineyard development.  Management currently has plans to plant approximately 24 acres and 45 acres in the years 2013 and 2014, which will begin bearing fruit in years 2017 and 2018, respectively.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand, the Company and the quality of its wines, was enhanced by national and regional media coverage throughout 2012 and into 2013.

NBC’s new hit show “Grimm” chose to feature our 2009 Pinot Noir in select scenes on recent episodes, further strengthening brand awareness.

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

The April issue of Wine & Spirits recognized several of our Pinots with 90+ point scores: 2009 Bernau Block Pinot Noir, 92pts; 2009 Estate Pinot Noir, 92pts; 2010 Whole Cluster Pinot Noir, 90pts/Best Buy.

The 5th annual Oregon Wine Awards, held every April, awarded three of our wines with Gold or Double Gold Medals: 2009 Tualatin Estate Pinot Noir, Double Gold; 2009 Bernau Block, Gold, 2009 Pinot Noir, Gold.

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

Beverage Dynamics and Cheers Magazine both recognized our 2011 Whole Cluster Pinot Noir with 94pts in their September issues.

Portland Monthly magazine’s September issue featured their list of “Oregon’s 50 Best Wines.” Our 2009 Estate Pinot Noir received 95 points and was awarded the number 5 position.

In their September issue, Wine & Spirits magazine recognized our 2011 Whole Cluster Pinot Noir with 90 points and a best buy rating.

In October, the editor of Snooth.com, Gregory Dal Piaz, released his top 15 Pinot noirs, listing our 2009 Estate as #2 with 92pts.

On November 27, 2012, The American Wine Society awarded its 2012 Award of Merit to winery owner and environmentalist Jim Bernau. The Award of Merit, the Society’s highest honor, recognizes substantial and meritorious contributions to the wine industry. The American Wine Society also recognized our 2011 Pinot Gris with a double gold medal and our 2009 Bernau Block Pinot Noir with a gold medal at their 2012 Wine Awards in October.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Snooth.com readers got a chance to nominate and vote for their favorite wines in Snooth's 2012 People's Voice Wine Awards. The voting ended in November and our 2009 Pinot Gris was named one of the “Top 25 Premium Wines of 2012” and our 2009 Estate Pinot Noir was the #1 pick among Snooth's readers and recognized as the “Top Super Premium Wine.”

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2012 and 2011:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2012	2011	2012	2011

Retail sales	$1,028,956	$882,213	$3,470,802	$3,014,979
In-state sales	778,751	586,935	3,560,392	3,545,713
Out-of-state sales	2,049,778	1,833,696	5,734,737	6,066,194
Bulk wine/miscellaneous sales	65,859	-	65,859	610

Total revenue	3,923,344	3,302,844	12,831,790	12,627,496

Less excise taxes	(125,589)	(87,975)	(304,522)	(391,510)

Net revenue	$3,797,755	$3,214,869	$12,527,268	$12,235,986

2012 Compared to 2011

Retail sales for the years ended December 31, 2012 and 2011 were $3,470,802 and $3,014,979, respectively, an increase of $455,823 or 15.1%.  This increase was primarily driven by membership growth in the Company’s wine club program, and increased visitor traffic to the winery.

In-state sales for the years ended December 31, 2012 and 2011 were $3,560,392 and $3,545,713, respectively, an increase of $14,679 or 0.4%.  Management believes this slight increase in sales is significant, because the 2011 in-state sales included eight months of self-distribution sales of company-produced wines.  These sales were made at a higher average price per case than the sales made in 2012 where the company sold through an independent distributor.  The Company has made-up for the reduction in average price per case by focusing on higher-end products and increasing product placement.

Out-of-state sales for the years ended December 31, 2012 and 2011 were $5,734,737 and $6,066,194, respectively, a decrease of $331,457 or 5.5%.  Management believes this reduction is primarily related to increased competition for Oregon brands with the distributors.  At the end of 2011, the Company dramatically reduced depletion incentive programs to distributors.  This resulted in a savings of approximately $290,000, but out-of-state gross sales decreased approximately $620,000.  Despite this gross sales decrease, Management believes  the decision to reduce depletion incentive programs was sound, as it is believed to have helped strengthen the brand’s position and has improved margins and profits.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2012 and 2011 were $304,522 and $391,510, a decrease of $86,988 or 22.2%.  This was due primarily to the discontinuation of wine importing activities to the state of Oregon, which are subject to Oregon excise taxes.  Sales data in the discussion above is quoted before the exclusion of excise taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of Sales was $5,253,336 and $5,267,460 for the years ended December 31, 2012 and 2011, respectively.  This represents a decrease of $14,124 or 0.3%.  The changes to cost of sales can be attributed to the overall reduction in cases sold, offset by changes in the product sales mix towards higher cost products that also generally yield higher margins.

As a percentage of net revenue, gross profit was 58.1% and 57.0% in the years ended December 31, 2012 and 2011, respectively, an increase of 1.1 points or 2.0%.  This increase in the gross profit percent is mainly due to reductions in sales depletion expenses paid to distributors and increased direct-to-consumer sales as a percentage of total sales.

The Company is continuing its focus on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

Selling, general and administrative expenses were $5,075,052 and $4,548,125 for the years ended December 31, 2012 and 2011, respectively, an increase of $526,927 or 11.6%.  This increase was related to the absorption of costs from activities that had previously been shared by the in-state distribution activities, which were discontinued during 2012.

Interest income was $8,548 and $12,772 for the years ended December 31, 2012 and 2011, respectively.  The decrease in interest income is primarily the result of changes to cash on hand in the Company’s accounts.  Interest expense was $232,291 and $217,037 for the years ended December 31, 2012 and 2011, respectively, an increase of $15,254 or 7.0%. The increase in interest expense was due to the increase in the average balance of long-term debt held during the year.

Other income was $124,531 and $76,506 for the years ended December 31, 2012 and 2011, respectively, an increase of $48,025 or 62.8%. The increase in other income relates primarily to the amortization of deferred revenue from the distribution agreement receivable. The amortization began midway in September 2011 and continues through all of 2012.

Pre-tax losses from discontinued operations were $242,878 and $919,961 for the years ended December 31, 2012 and 2011, respectively, a reduction of $677,083 or 73.6%.  This decrease is primarily the result of the Company having completed the wind-down of discontinued operations midway through 2012.

The provision for income taxes and the Company’s effective tax rate was $653,941 and 35.2%, respectively of pre-tax income in the year ended December 31, 2012.  The provision for income taxes and the Company’s effective tax rate was $514,926 and 37.5%, respectively of pre-tax income in the year ended December 31, 2011.

As a result of the above factors, net income was $1,202,849 and $857,755 for the years ended December 31, 2012 and 2011, respectively, an increase of $345,094 or 40.2%. Earnings per share was $0.25 and $0.18 for the years ended December 31, 2012 and 2011, respectively, an increase of $0.07 or 38.9%.  The increase in Earnings per share is primarily a result of the increase in net income.

First Quarter 2013 Outlook

Sales in the first two months of 2013 are higher than the prior year’s sales for the same period, showing a 3.2% overall increase.   These sales results are composed of 19.3% increase in direct to consumer sales, 13.2% decrease in in-state sales, and 2.1% increase in out-of-state sales.

Liquidity and Capital Resources

At December 31, 2012, the Company had a working capital balance of $12.9 million and a current ratio of 6.43:1. At December 31, 2011, the Company had a working capital balance of $12.9 million and a current ratio of 8.11:1. The Company had cash balances of $4,553,113 and $3,411,292 at December 31, 2012 and 2011, respectively. The increase in cash year over year was primarily due to the reduction of inventory from discontinued operations as well as reducing operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total cash provided from operating activities for the years ended December 31, 2012 and 2011 was $2,559,141 and $2,242,703, respectively.  These results were primarily due to income from operations, buoyed by non-cash operating expenses such as depreciation.

Total cash used in investing activities for the years ended December 31, 2012 and 2011 was $1,726,978 and $1,745,891, respectively.  These results were primarily due to additions to property and equipment.

Total cash provided (used) in financing activities for the years ended December 31, 2012 and 2011 was $(495,387) and $910,223. In 2012, these results were primarily due to cash paid to service long-term debt and cash paid for the repurchase of common stock.  In 2011, these results were primarily due to cash obtained from new long-term financing, offset by cash paid to service long-term debt.

Total cash provided from discontinued operations for the years ended December 31, 2012 and 2011 was $805,045 and $485,393, respectively.  These results are primarily a result of reductions in inventory balances.

At December 31, 2012, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2012, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2013.

As of December 31, 2012, the Company had a total long-term debt balance of $4,016,771 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, acquire new vineyard land for future development and, most recently, to upgrade the Hospitality Center and other property infrastructure.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.  The Company anticipates borrowing an additional $2,000,000 from NW Farm Credit Services in 2013, to partially fund the remodel and expansion of the Hospitality Center at the Winery.

The Company’s contractual obligations as of December 31, 2012 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$4,026,238	$209,327	$453,413	$510,360	$2,853,138
Grape payables	539,584	539,584	-	-	-
Operating leases	2,958,983	345,731	693,240	719,921	1,200,091

Total contractual obligations	$7,524,805	$1,094,642	$1,146,653	$1,230,281	$4,053,229

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 29, 2013

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2012	2011
	(audited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$4,553,113	$3,411,292
Accounts receivable, net	1,088,550	986,591
Inventories (Note 3)	9,226,884	8,843,813
Prepaid expenses and other current assets	89,503	138,382
Current portion of note receivable	23,231	61,492
Current portion of assets from discontinued operations, net	-	847,053
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	8,734	229,337
Total current assets	15,240,015	14,767,960

Vineyard development costs, net	1,567,976	1,643,546
Property and equipment, net (Note 4)	8,305,636	7,238,437
Assets from discontinued operations, net of current portion	-	62,300
Debt issuance costs, net	47,369	50,752
Distribution agreement receivable, net of current portion	250,000	500,000
Note receivable, net of current portion	-	19,276
Other assets	-	4,456

TOTAL ASSETS	$25,410,996	$24,286,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$728,596	$301,168
Accrued expenses	474,776	438,983
Current portion of long-term debt	209,327	197,936
Income taxes payable	17,659	-
Deferred income taxes	254,000	351,000
Current portion of liabilities from discontinued operations, net	4,337	-
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	539,584	389,233
Total current liabilities	2,371,136	1,821,177

Long-term debt, net of current portion	3,816,911	4,010,654
Deferred rent liability	197,241	208,047
Deferred revenue-distribution agreement, net of current portion	666,663	809,523
Deferred gain	217,551	249,646
Deferred income taxes	800,000	754,000
Total liabilities	8,069,502	7,853,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
4,804,708 and 4,892,977 issued and outstanding at
December 31, 2012 and December 31, 2011, respectively	8,656,926	8,632,746
Retained earnings	9,003,783	7,800,934
Less: Common stock held in treasury, at cost, 90,269 and 0 at
December 31, 2012 and December 31, 2011, respectively	(319,215)	-
Total shareholders’ equity	17,341,494	16,433,680

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,410,996	$24,286,727

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2012	2011
	(audited)	(audited)

SALES	$12,527,268	$12,235,986
COST OF SALES	5,253,336	5,267,460

GROSS PROFIT	7,273,932	6,968,526

SELLING, GENERAL & ADMIN EXPENSES	5,075,052	4,548,125

INCOME FROM OPERATIONS	2,198,880	2,420,401

OTHER INCOME (EXPENSE)
Interest income	8,548	12,772
Interest expense	(232,291)	(217,037)
Other income, net	124,531	76,506

INCOME BEFORE INCOME TAXES	2,099,668	2,292,642

INCOME TAX PROVISION	(739,434)	(859,911)

INCOME FROM CONTINUING OPERATIONS	$1,360,234	$1,432,731

DISCONTINUED OPERATIONS
Loss from operations	(242,878)	(919,961)
Income tax benefit	85,493	344,985

LOSS FROM DISCONTINUED OPERATIONS	(157,385)	(574,976)

NET INCOME	$1,202,849	$857,755

BASIC NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.28	$0.29
BASIC NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$(0.03)	$(0.11)

BASIC NET INCOME PER COMMON SHARE	$0.25	$0.18

DILUTED NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.28	$0.29
DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$(0.03)	$(0.11)

DILUTED NET INCOME PER COMMON SHARE	$0.25	$0.18

Weighted average number of basic common shares outstanding	4,849,163	4,892,977

Weighted average number of diluted common shares outstanding	4,855,756	4,896,968

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury	Retained
	Shares	Dollars	Stock	Earnings	Total

Balance at December 31, 2010	4,892,977	$8,623,744	$-	$6,943,179	$15,566,923

Stock based compensation expense	-	9,002	-	-	9,002

Net income	-	-	-	857,755	857,755

Balance at December 31, 2011	4,892,977	8,632,746	-	7,800,934	16,433,680

Stock based compensation expense	-	18,000	-	-	18,000

Common stock issued and options exercised	2,000	6,180	-	-	6,180

Treasury stock purchased	(90,269)	-	(319,215)	-	(319,215)

Net income	-	-	-	1,202,849	1,202,849

Balance at December 31, 2012	4,804,708	$8,656,926	$(319,215)	$9,003,783	$17,341,494

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
	(audited)	(audited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$1,360,234	$1,432,731
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	725,286	747,144
Loss on disposition of property & equipment	22,243	6,293
Stock based compensation expense	18,000	9,002
Deferred rent liability	(10,806)	(6,956)
Deferred income taxes	(51,000)	295,000
Deferred revenue-distribution agreement	(142,860)	952,380
Deferred gain	(32,095)	(32,095)
Change in operating assets and liabilities:
Accounts receivable	(101,959)	182,503
Inventories	(383,071)	64,953
Prepaid expenses and other current assets	48,879	(56,141)
Distribution agreement receivable	250,000	(750,000)
Income taxes receivable	220,603	(114,274)
Other assets	4,456	-
Grapes payable	150,351	116,022
Accounts payable	427,428	(447,645)
Accrued expenses	35,793	(156,214)
Income taxes payable	17,659	-
Net cash from operating activities	2,559,141	2,242,703

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to property and equipment	(1,545,836)	(1,746,998)
Additions to vineyard development	(246,064)	(56,298)
Proceeds from sale of property and equipment	7,385	4,301
Payments received on note receivable	57,537	53,104
Net cash from investing activities	(1,726,978)	(1,745,891)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on long-term debt	(182,352)	(470,722)
Borrowings on long-term debt	-	1,400,000
Payment of debt issuance costs	-	(19,055)
Proceeds from stock options exercised	6,180	-
Repurchase of common stock	(319,215)	-
Net cash from financing activities	(495,387)	910,223

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	756,305	477,095
Net cash from investing activities of discontinued operations	48,740	8,298
Net cash from discontinued operations	805,045	485,393

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,141,821	1,892,428

CASH AND CASH EQUIVALENTS, beginning of year	3,411,292	1,518,864

CASH AND CASH EQUIVALENTS, end of year	$4,553,113	$3,411,292

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra-premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.

The Company includes direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and shared resources for production, selling and distribution.

On June 30, 2012, the Company discontinued their in-state distribution division, Bacchus Fine Wines.  The Company had been in the process of winding down Bacchus operations since September 2011, when they entered into an agreement with Young’s Market of Oregon, LLC to distribute produced wines in-state.  Since then, purchased wine inventories have been completely liquidated, and all Company in-state distribution activity has ceased.  In-state distribution activities are now reported as discontinued operations.

Direct-to-consumer sales represented approximately 27.0% and 23.9% of revenue from continuing operations for 2012 and 2011, respectively.

Sales of Company-produced wines in Oregon represented approximately 27.7% and 28.1% of revenue from continuing operations for 2012 and 2011, respectively.

Out-of-state sales represented approximately 44.8% and 48.0% of revenue from continuing operations for 2012 and 2011, respectively. Foreign sales represent less than 1% of total sales.

Basis of presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Financial instruments and concentrations of risk – The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, grapes payable and long-term debt. The carrying value of these instruments approximate fair value.

Cash and cash equivalents are maintained at four financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

In 2012, sales to one distributor represented approximately 18.6% of total Company revenue.  In 2011, no one customer represented greater than 10.0% of company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,088,550 and $1,078,597 as of December 31, 2012 and 2011, of which $0 and $92,006 are related to discontinued operations, respectively.  The allowance for doubtful accounts is further discussed in Note 2.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Notes receivable – The notes receivable balance relates to a note entered into in 2007 with one of the Company’s key grape suppliers with whom the Company purchase grapes from under contract. The purpose of the note was to provide the grower with the capital necessary for their vineyard land development. The original amount of the note was $250,000. The note accrues interest at 8.5% per year and is payable in semi-annual payments through March 2013.

Inventories – For Company produced wines, after a portion of the vineyard becomes commercially productive, the annual crop and production costs relating to such portion are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest costs, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. For purchased wines distributed through the Company’s in-state distribution division, Bacchus Fine Wines, the supplier invoiced costs of the wine, including freight, are recognized into finished goods inventories at the point of receipt.  As of December 31, 2012, the Company no longer carries any purchased wine inventory.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $882,398 and $806,729 at December 31, 2012 and 2011, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ending December 31, 2012 and 2011, approximately $75,669 and $75,044, respectively, was amortized into inventory costs.

Property and equipment – Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives.  Land improvements are depreciated over 15 years.  Winery buildings are depreciated over 30 years.  Equipment is depreciated over 3 to 10 years, depending on the classification of the asset.  Depreciation is discussed further in Note 4.

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

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $19,055 of debt issuance costs in 2011 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2012 and 2011, amortization of debt issuance costs was approximately $3,383 and $741 respectively.  Debt issuance amortization costs are scheduled at $3,383 for each of the next five years, and $30,454 thereafter.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2012 and 2011, the Company has recorded a distribution agreement receivable in the amount of $500,000 and $750,000, respectively, with $250,000 being current for each of the years reported.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the year ended December 31, 2012 and 2011, the Company has recognized revenue related to this agreement in the amount of $142,860 and $47,619, respectively, recorded to other income.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company had no unrecognized tax benefits as of December 31, 2012 or 2011. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2012 and 2011 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon. The Company may be subject to examination by the IRS for tax years 2009 through 2012. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2009 through 2012. The Company is currently not under examination by the IRS or the Oregon Department of Revenue.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2012 and 2011, rent costs paid in excess of amounts recognized totaled $10,806 and $6,956, respectively.

Revenue recognition – The Company recognizes revenue when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein are shown net of sales allowances and excise taxes.

The Company has price incentive programs with its distributors to encourage product placement and depletions.  In accordance with FASB ASC 605-50, Revenue Recognition – Customer Payments and Incentives, when recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses.  Incentive program payments are made when completed incentive program payment requests are received from the customers.  Incentive payments to a customer reduces the incentive program accrued liability.  For the years ended December 31, 2012 and 2011, the Company recorded incentive program expenses of $306,924 and $599,004, respectively, as a reduction in sales on the income statement.  As of December 31, 2012 and 2011, the Company has recorded an incentive program liability in the amount of $62,428 and $91,449, respectively, which is included in accrued expenses on the balance sheet.

Cost of goods sold – Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as selling, general and administrative expenses without regard to inventory units. Warehouse and winery production and facilities costs, which make up approximately 10 percent of total costs, are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2012 and 2011, advertising costs incurred were approximately $70,000 and $54,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2012 and 2011, these costs, which are included in selling, general and administrative expenses, totaled approximately $137,300 and $89,600, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2012 and 2011, such costs totaled approximately $325,800 and $375,600, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2012 and 2011, excise taxes incurred were approximately $305,000 and $391,000 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the years ended December 31, 2012 and 2011, the Company recognized pretax compensation expense related to stock options of $18,000 and $9,002, respectively.

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

Options to purchase 311,200 shares of common stock were outstanding at December 31, 2012 and diluted weighted-average shares outstanding at December 31, 2012 include the effect of 6,593 stock options. Options to purchase 356,200 shares of common stock were outstanding at December 31, 2011 and diluted weighted-average shares outstanding at December 31, 2011 include the effect of 3,991 stock options.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	2012			2011
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	per		Shares	per
	Income	Outstanding	Share	Income	Outstanding	Share

Basic	$1,202,849	4,849,163	$0.25	$857,755	4,892,977	$0.18
Options	-	6,593	-	-	3,991	-
Warrant	-	-	-	-	-	-

Diluted	$1,202,849	4,855,756	$0.25	$857,755	4,896,968	$0.18

Statement of cash flows – Supplemental disclosure of cash flow information:

	2012	2011

Income tax paid	$467,000	$309,000
Interest paid	$236,000	$217,000
Supplemental schedule of noncash investing and financing activities:
Purchases of property, plant, and
equipment included in accounts payable	$176,000	$7,715

Recently issued accounting standards – In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011. The Company expects the adoption of this new guidance will have no impact on its financial condition and results of operations.

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of the Company’s second quarter of fiscal 2012. The Company expects the adoption of this new guidance will have no impact on its financial condition and results of operations.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $12,908 and $20,285 at December 31, 2012 and 2011, respectively.  Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2012	2011

Balance at Beginning of Period	$20,825	$11,931
Charged to costs and expenses	16,210	8,894
Charged to other accounts	-	-
Write-offs, net of recoveries	(24,127)	-

Balance at End of Period	$12,908	$20,825

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2012	2011

Winemaking and packaging materials	$454,612	$248,350
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,891,754	3,535,028
Finished goods (bottled wine and related products)	4,880,518	5,889,816
Obsolescence reserve	-	(54,049)

	9,226,884	9,619,145

Less inventories from discontinued operations	-	(775,332)

Current inventories from continuing operations	$9,226,884	$8,843,813

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2012	2011

Construction in progress	$1,227,008	$333,162
Land and improvements	2,892,108	2,610,374
Winery buildings and hospitality center	6,795,799	6,727,419
Equipment	6,299,500	6,285,135

	$17,214,415	$15,956,090

Less accumulated depreciation	(8,908,799)	(8,717,653)

	$8,305,616	$7,238,437

Depreciation expense was $646,333 and $671,359 during the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2012 for a period of 12 months. The interest rate was 3.25% at December 31, 2012 and 2011. At December 31, 2012 and 2011 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2012, the Company was in compliance with these covenants.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2012	2011

Northwest Farm Credit Services Loan #1	$1,377,827	$1,437,557
Northwest Farm Credit Services Loan #2	1,306,945	1,370,215
Northwest Farm Credit Services Loan #3	1,331,999	1,386,145
Other long term debt	9,467	14,673

	4,026,238	4,208,590
Current portion	(209,327)	(197,936)

	$3,816,911	$4,010,654

The Company has three agreements with Northwest Farm Credit Services (“FCS”). Loan #1 requires monthly payments of $12,266, bears interest at a rate of 5.90%, is collateralized by real estate and equipment, and matures in 2026. Loan #2 requires monthly payments of $13,232, bears interest at a rate of 6.70%, is collateralized by real estate and equipment, and matures in 2024. Loan #3 requires monthly payments of $12,004, bears interest at a rate of 6.25%, is collateralized by real estate and equipment, and matures in 2026.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2012, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2013	$209,327
2014	221,298
2015	232,115
2016	247,166
2017	263,194
Thereafter	2,853,138

$4,026,238

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2012 and 2011 was 6.3%.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

NOTE 8 – STOCK INCENTIVE PLAN

The Company has a stock incentive plan, originally created in 1992, most recently amended in 2001.  No additional grants may be made under the plan.  All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted.  Administration of the plan, including determination of the number, term, and type of options granted, resides with the Board of Directors or a duly authorized committee of the Board of Directors.  Options were generally granted based on employee performance with vesting periods ranging from date of grant to seven years.  At the date of the grant, the maximum term before expiration is ten years.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 8 – STOCK INCENTIVE PLAN - continued

The following table presents information on stock options outstanding for the periods shown:

	2012		2011
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	356,200	$3.71	208,700	$4.12
Granted	-	-	155,000	3.17
Exercised	(2,000)	3.09	-	-
Forfeited	(43,000)	3.31	(7,500)	4.17

Outstanding at end of period	311,200	$3.76	356,200	$3.71

The following table presents information on stock options outstanding for the periods shown:

	2012	2011

Intrinsic value of options exercised in the period	$1,023	$-
Stock options fully vested and expected to vest	311,200	356,200
Weighted average exercise price	$3.76	$3.71
Aggregate intrinsic value	$84,400	$8,440
Weighted average contractual term of options	3.54 years	5.09 years
Stock options vested and currently exercisable	223,200	208,700
Weighted average exercise price	$3.99	$4.12
Aggregate intrinsic value	$40,870	$8,440
Weighted average contractual term of options	2.90 years	3.64 years

Weighted-average options outstanding and exercisable at December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2012	Life	Price	2012	Price
$2.31	12,000	1.40	$2.31	12,000	$2.31
2.99	16,000	2.12	2.99	16,000	2.99
3.09	35,000	8.56	3.09	7,000	3.09
3.24	80,000	3.55	3.24	20,000	3.24
3.76	91,000	2.58	3.76	91,000	3.76
5.00	77,200	2.99	5.00	77,200	5.00

$2.31 - $ 5.00	311,200	3.54	$3.76	223,200	$3.99

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no stock options granted during the year ended December 31, 2012.  The assumptions applied to stock options granted during the year ended December 31, 2011 are as follows: Risk-free interest rate of 1.37%; Expected lives of 5.2 years, and; Expected volatility of 33%.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 9 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2012	2011

Current tax expense
Federal	$581,483	$196,890
State	123,458	23,036

	704,941	219,926

Deferred tax expense (benefit)
Federal	(45,512)	258,888
State	(5,488)	36,112

	(51,000)	295,000

Total	$653,941	$514,926

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2012	2011

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	4.10%	4.74%
Permanent differences	-1.96%	0.36%
Prior period adjustment	-0.94%	-1.60%

	35.2%	37.5%

Permanent differences consist primarily of nondeductible meals and entertainment, nondeductible life insurance premiums, and tax deductions for domestic production activity.

Deferred tax assets and (liabilities) at December 31 consist of:

	2012	2011

Accounts receivable	$5,000	$8,000
Deferred gain on sale-leaseback	83,000	97,000
Stock compensation	11,000	-
Other	53,000	40,000

Total deferred tax assets	152,000	145,000

Prepaids	(34,000)	(54,000)
Inventories	(883,000)	(851,000)
Depreciation	(289,000)	(345,000)

Total deferred tax liabilities	(1,206,000)	(1,250,000)

Net deferred tax liability	$(1,054,000)	$(1,105,000)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company provided living accommodations in a manufactured home on the Company’s premises for the Company’s President as additional compensation for security and lock-up services the president provides. Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.  In 2012, the manufactured home was demolished and a new home is being built on the same site, to be used both as a residence for the Company’s President and to accommodate overnight stays for Company guests.

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2012, the annual costs of this lease were $114,631. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

Operating leases – In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement. The gain of approximately $500,000 is being amortized over the life of the lease.   This property is referred to as the Peter Michael Vineyard, and includes approximately 69 acres of producing vineyards.

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 14-year operating lease agreement for the vineyard portion of the property. Approximately $99,000 of the total gain of $176,000 has been deferred and is being amortized over the life of the lease.  This property is referred to as the Meadowview Vineyard, and includes approximately 45 acres of producing vineyards.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement, and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10 year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2012, the annual costs of this lease were $114,631. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $9,631 with the annual adjustment ending January 2017 unless renewed.

In July 2008 the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 109 acres adjacent to the existing Elton Vineyards site. These 109 acres will be developed into vineyards in the future. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $274.

The Company has entered into three long-term grape purchase agreements with one of its Willamette Valley wine grape growers.  These contracts, entered into in 2004, 2006 and 2007, expire in 2015, 2016 and 2016, respectively.  With these contracts, the Company is obligated to purchase, at pre-determined prices, 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due.  The Company received $325,977 and $262,411 worth of grapes from these long-term contracts during the years ended December 31, 2012 and 2011, respectively.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

As of December 31, 2012, future minimum lease payments are as follows for the years ending December 31:

2013	$345,731
2014	343,361
2015	349,879
2016	356,549
2017	363,372
Thereafter	1,200,091

Total	$2,958,983

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $10,000 and $12,800 in 2012 and 2011, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $327,837 and $323,270 for the years ended December 31, 2012 and 2011, respectively.

Vineyard development – The Company has approximately 183 acres of undeveloped vineyard land at December 31, 2012. This estimated cost to develop this for grape production is approximately $18,000 per acre or $3.29 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 12 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2012 and 2011 there were $37,195 and $0 contributions made by the Company to the 401(k) plan, respectively.

NOTE 13 – SEGMENT REPORTING

With the conclusion of the Bacchus Distribution wind-down, the Company now consists of a single operating segment relating to the production and sale of Company wines.

NOTE 14 – DISCONTINUED OPERATIONS

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

Net sales from discontinued operation by Bacchus for the years ended December 31, 2012 and 2011 were $623,557 and $3,337,540, respectively. Cash flows from discontinued operations were $805,045 and $485,393 for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, all purchased wine inventory has been liquidated, and the Company does not expect any further cash flows from discontinued operations.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2012 and 2011:

	Condensed Consolidated Statements of Income
Year ended December 31, 2012	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$2,723	$2,851	$3,156	$3,797
Gross profit	1,613	1,699	1,792	2,170
Income from operations	453	485	581	680
Net income from continuing operations	281	276	273	517
Net income (loss) from discontinued operations	(95)	(57)	(5)	12
Net income	185	220	268	530

Basic net income per share	$0.04	$0.05	$0.06	$0.10
Diluted net income per share	$0.04	$0.05	$0.06	$0.10

Shares used in calculation of net income per share:
Basic	4,887,487	4,871,303	4,821,084	4,813,025
Diluted	4,891,725	4,877,145	4,828,038	4,822,361

	Condensed Consolidated Statements of Income
Year ended December 31, 2011	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$2,737	$2,861	$3,423	$3,215
Gross profit	1,471	1,678	1,885	1,935
Income from operations	255	591	821	753
Net income from continuing operations	123	310	498	499
Net loss from discontinued operations	(96)	(138)	(125)	(213)
Net income	27	172	373	286

Basic net income per share	$0.01	$0.04	$0.08	$0.05
Diluted net income per share	$0.01	$0.04	$0.08	$0.05

Shares used in calculation of net income per share:
Basic	4,892,977	4,892,977	4,892,977	4,892,977
Diluted	4,898,236	4,897,150	4,896,865	4,896,968

NOTE 16 – SUBSEQUENT EVENTS

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s hospitality center.  The Board approved a total project cost of up to $4.5 million.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for large, outdoor events.  Management believes that these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction began in February 2013, and is expected to be finished before the end of 2013.

During March of 2013, the Company entered into a new, $2,000,000 construction loan agreement with Farm Credit Services.  The proceeds from the loan will be used to pay for construction costs of the hospitality center remodel and expansion.  The Company expects to draw on the construction loan during 2013.  Repayment of the loan will be made in equal monthly payments, estimated at approximately $15,500, over the 15 year life of the loan.  The loan bears interest at a rate of 4.75%, and is collateralized by real estate and equipment. The loan is subject to the same covenants as the existing debt to Farm Credit Services.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau ***	Chairperson of the Board,	59
	President and Director
Craig Smith **	Secretary and Director	66
James L. Ellis ***	Director	68
Sean M. Cary**	Director	39
Thomas M. Brian * **	Director	64
Delna L. Jones * ***	Director	71
Betty M. O’Brien *	Director	69
Stan G. Turel ** ***	Director	64

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

James W. Bernau – Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service. Mr. Bernau’s qualifications to serve on the Company’s Board of Directors include his more than 30 years of leadership of the Company and his industry experience and contacts.

Craig Smith, CPA, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009.  For over 20 years Mr. Smith served as the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm. He has served on many State of Oregon commissions and as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Mr. Smith is a member of the Oregon State Bar and a Certified Public Accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

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

Sean M. Cary – Mr. Cary has served as a director since July 2007. Mr. Cary is the Chief Financial Officer of CBT Nuggets, LLC, a Eugene, Oregon based industry leader in IT training. Previously, Mr. Cary served as the Corporate Controller of National Warranty Corporation, the CFO of Cascade Structural Laminators and prior to that as Controller of Willamette Valley Vineyards. Mr. Cary served in the U.S. Air Force as a Financial Officer. Mr. Cary holds a Master of Business Administration degree from the University of Oregon and a Bachelor of Science Degree in Management from the U.S. Air Force Academy. Mr. Cary’s qualifications to serve on the Company’s Board of Directors include his financial and accounting expertise.

Thomas M. Brian – Mr. Brian has served as a director since June 2004. Mr. Brian served as Chairman of the Washington County Board of Commissioners from 1999 to 2011. Previously, he served for 10 years in the Oregon House of Representatives. While in the legislature, Mr. Brian was Chairman of the Revenue Committee and served on the Judicial and Ways and Means Committees. He also served 10 years as City Councilor and Mayor of Tigard, OR. Mr. Brian successfully owned and operated a commercial/industrial real estate company for eighteen years. Currently, Mr. Brian is a consultant to several businesses, focusing on strategic planning and processes.  Mr. Brian’s qualifications to serve on the Company’s Board of Directors include his expertise in legislative and regulatory matters, as well as his experience as an entrepreneur.

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

Betty M. O’Brien – Ms. O’Brien has served as a director since July 1991. Ms. O’Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O’Brien is a member of the Vineyard Management/Winemaking Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She now teaches Introduction to Wine Marketing. She serves as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). Ms. O’Brien’s qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2012 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s web site, www.wvv.com. Amendments to the Company’s Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Company’s Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on the Company website at www.wvv.com. Any person may request a copy of the Company’s Code of Business Conduct and Ethics, at no cost, by writing to the Company at the following address:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau for the fiscal years ended December 31, 2012 and December 31, 2011. No other executive officer of the Company other than Mr. Bernau received total compensation in 2012 in excess of $100,000, and thus disclosure is not required for any other person.  Summary compensation information is as follows:

ITEM 11. EXECUTIVE COMPENSATION - continued

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total

Bernau, James W.,
President, Chief Executive	2012	$250,329	$110,197	$-	$-	$-	$-	$12,000	$372,526
Officer and Chairman	2011	$242,920	$59,279	$-	$63,200	$-	$-	$12,000	$377,399

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997, in January of 1998, in November 2010, and again in January 2013. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.5 million of pre-tax income, and 7.5% on the pre-tax net income over $1.5 million, not to exceed 50% of Mr. Bernau’s base salary. Pursuant to the terms of the employment agreement, the Company must use its best efforts to provide Mr. Bernau with housing on the Company’s property. During 2011, and part of 2012, Mr. Bernau lived in a mobile home on the Company property free of rent.  During 2012, the mobile home was demolished and new estate lodging was built on the same site.  Since completion in February 2013, Mr. Bernau resides in the new estate housing free of rent, which will also be used to accommodate overnight stays for Company guests.  Mr. Bernau must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Outstanding Equity Awards at Fiscal 2012 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands. As indicated above, disclosure is not required for any other executive officer.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
Name,	Options (#)	Options (#)	Exercise	Expiration
Principal Position	Exercisable	Unexercisable	Price ($)	Date

Bernau, James W.,	20,000 (1)	60,000 (1)	$3.24	7/20/2016
Chief Executive Officer

(1)
On July 20, 2011, the Board of Directors granted Mr. Bernau an option to purchase 80,000 shares of the Company’s common stock.  The vesting commencement date of this option is July 20,2011.  25% of the total amount of shares subject to the options vest annually on the anniversary of the vesting commencement date, such that all shares subject to the option shall be exercisable on July 20, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Director compensation – The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2012:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

James L. Ellis	4,500	-	-	-	-	-	4,500
Sean M. Cary	4,500	-	-	-	-	-	4,500
Thomas M. Brian	5,400	-	-	-	-	-	5,400
Delna L. Jones	4,550	-	-	-	-	-	4,550
Craig Smith	5,300	-	-	-	-	-	5,300
Betty M. O'Brien	4,500	-	-	-	-	-	4,500
Stan G. Turel	5,400	-	-	-	-	-	5,400

(1)
There were no option awards granted to the Company’s directors in the fiscal year ended December 31, 2012. The aggregate number of option awards outstanding for each director as of December 31, 2012 is as follows: Mr. Ellis – 76,000, Mr. Cary –0, Mr. Brian – 22,000, Ms. Jones – 26,000, Mr. Smith –0, Ms. O’Brien – 26,000, and Mr. Turel – 14,000.

The members of the Company’s Board of Directors received cash compensation for their service on the Board in 2012, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

In January 2009 the Board of Directors, upon recommendation of the Compensation Committee, who had sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan. Under the terms of the revised plan, any Board member may elect not to receive any or all of the compensation components. The Board also reserved the right to suspend this plan at any time on the basis of prevailing economic conditions and their impact on the company.  The basic elements of the revised plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as a yearly wine allowance were also approved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2012, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstandaing Options and Warrants	Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans
approved by security holders (1)	311,200	$3.76	-
Equity compensation plans not
approved by security holders	-	-	-

Total	311,200	$3.76	-

(1)	Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan.

The Company does not have compensations plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 29, 2013, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned

James W. Bernau, President/CEO, Chair of the Board	495,032	(1)	10.1%
2545 Cloverdale Road
Turner, OR 97392

James L. Ellis, Director	81,130	(2)	1.6%
7850 S.E. King Road
Milwaukie, OR 97222

Thomas M. Brian, Director	22,000	(3)	**
7630 SW Fir
Tigard, OR 97223

Delna L. Jones, Director	27,800	(4)	**
39692 Camino Templado
Indio, CA 92203

Sean M. Cary, Director	7,283	(5)	**
3188 Blacktail Drive
Eugene, OR 97405

Betty M. O'Brien, Director	40,700	(6)	**
22500 Ingram Lane NW
Salem, OR 97304

Stan G. Turel, Director	17,100	(7)	**
2125 NE 11th Place
Bend, OR 97701

Craig Smith, Director	1,500		**
367 Sanrodee Drive
Salem, OR 97317

Thomas Riccardi	560,000		11.4%
3 Charming Lane
Loudonville, NY 12211

Carl D. Thoma	255,893		5.2%
300 N. LaSalle St., Suite 4350
Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	692,545	(8)	13.6%

** Less than one percent

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1) Includes 20,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(2) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(3) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(4) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(5) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(6) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 29, 2013.

(7) Includes 14,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 29, 2013.

(8) Includes 184,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 29, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Company’s Board of Directors, is a 50% owner of the lessor, Elton Vineyards, LLC.  As such, she is therefore entitled to 50% of the net income of Elton Vineyards, LLC.

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

The Board of Directors has determined that each of our directors, except Mr. Bernau and Mr. Ellis is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2012	2011

Audit fees	$154,000	$174,000
Audit related fees	-	-
Tax fees	29,250	25,780
All other fees	-	-

	$183,250	$199,780

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, amended. To date, the Audit Committee has not established such policies and procedures because the Company does not intend to have the Company’s auditors provide any non-audit services in the foreseeable future. If the Company’s intentions change, the Audit Committee will adopt the appropriate pre-approval policies and procedures as outlined above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)   Financial Statements

See “Index to Financial Statements” in Item 8 on page 26 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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
101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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
James W. Bernau, Chairperson of the Board, President Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 29, 2013
James W. Bernau	President
(Principal Executive Officer)

/s/ James Z. Voss	Financial Controller	March 29, 2013
James Z. Voss	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 29, 2013
James L. Ellis

/s/ Thomas M. Brian	Director	March 29, 2013
Thomas M. Brian

/s/ Delna L. Jones	Director	March 29, 2013
Delna L. Jones

/s/ Craig Smith	Director	March 29, 2013
Craig Smith

/s/ Betty M. O'Brien	Director	March 29, 2013
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 29, 2013
Stan G. Turel

/s/ Sean M. Cary	Director	March 29, 2013
Sean M. Cary