Form 10-K/A
period 2012-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2013-04-01
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K /A Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2012, is to include the conformed signature that was inadvertently omitted for Moss Adams LLP on the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1.  No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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
101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Previously furnished)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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
James W. Bernau, Chairperson of the Board, President Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	April 1, 2013
James W. Bernau	President
(Principal Executive Officer)

/s/ James Z. Voss	Financial Controller	April 1, 2013
James Z. Voss	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	April 1, 2013
James L. Ellis

/s/ Thomas M. Brian	Director	April 1, 2013
Thomas M. Brian

/s/ Delna L. Jones	Director	April 1, 2013
Delna L. Jones

/s/ Craig Smith	Director	April 1, 2013
Craig Smith

/s/ Betty M. O'Brien	Director	April 1, 2013
Betty M. O'Brien

/s/ Stan G. Turel	Director	April 1, 2013
Stan G. Turel

/s/ Sean M. Cary	Director	April 1, 2013
Sean M. Cary