Form 10-Q
period 2013-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2013-05-14
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Number of shares of common stock outstanding as of April 30, 2013:  4,797,714 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$3,740,757	$4,553,113
Accounts receivable, net	970,931	1,088,550
Inventories (Note 2)	9,210,530	9,226,884
Prepaid expenses and other current assets	154,584	89,503
Current portion of note receivable	-	23,231
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	-	8,734
Total current assets	14,326,802	15,240,015

Vineyard development costs, net	2,023,474	1,567,976
Property and equipment, net (Note 3)	8,404,876	8,305,636
Debt issuance costs, net	61,523	47,369
Distribution agreement receivable, net of current portion	250,000	250,000

TOTAL ASSETS	$25,066,675	$25,410,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$588,342	$728,596
Accrued expenses	485,226	474,776
Current portion of long-term debt	212,549	209,327
Income taxes payable	128,653	17,659
Deferred income taxes	254,000	254,000
Current portion of liabilities from discontinued operations, net	12,908	4,337
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	-	539,584
Total current liabilities	1,824,535	2,371,136

Long-term debt, net of current portion	3,776,623	3,816,911
Deferred rent liability	193,554	197,241
Deferred revenue-distribution agreement, net of current portion	630,948	666,663
Deferred gain	209,527	217,551
Deferred income taxes	800,000	800,000
Total liabilities	7,435,187	8,069,502

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized,
4,800,008 and 4,802,708 issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	8,661,027	8,656,926
Retained earnings	9,300,376	9,003,783
Less: Common stock held in treasury, at cost, 92,969 and 90,269 at
March 31, 2013 and December 31, 2012, respectively	(329,915)	(319,215)
Total shareholders’ equity	17,631,488	17,341,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,066,675	$25,410,996

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

SALES, NET	$3,041,559	$2,722,604
COST OF SALES	1,284,897	1,109,242

GROSS PROFIT	1,756,662	1,613,362

SELLING, GENERAL & ADMIN EXPENSES	1,267,958	1,160,533

INCOME FROM OPERATIONS	488,704	452,829

OTHER INCOME (EXPENSE)
Interest income	1,969	2,991
Interest expense	(59,342)	(39,120)
Other income, net	72,390	37,474

INCOME BEFORE INCOME TAXES	503,721	454,174

INCOME TAX PROVISION	(207,128)	(172,408)

INCOME FROM CONTINUING OPERATIONS	296,593	281,766

DISCONTINUED OPERATIONS
Loss from operations	-	(153,773)
Income tax benefit	-	58,372

LOSS FROM DISCONTINUED OPERATIONS	-	(95,401)

NET INCOME	$296,593	$186,365

BASIC NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.06	$0.06
BASIC NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	-	(0.02)

BASIC NET INCOME PER COMMON SHARE	$0.06	$0.04

DILUTED NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.06	$0.06
DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	-	(0.02)

DILUTED NET INCOME PER COMMON SHARE	$0.06	$0.04

Weighted average number of basic common shares outstanding	4,800,008	4,887,487

Weighted average number of diluted common shares outstanding	4,832,204	4,891,725

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$296,593	$281,766
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	189,113	193,325
Gain on disposition of property & equipment	(4,850)	-
Stock based compensation expense	4,101	5,302
Deferred rent liability	(3,687)	(1,739)
Deferred revenue-distribution agreement	(35,715)	(35,715)
Deferred gain	(8,024)	(8,024)
Change in operating assets and liabilities:
Accounts receivable	117,619	(98,353)
Inventories	16,354	67,053
Prepaid expenses and other current assets	(65,081)	(28,887)
Income taxes receivable	8,734	114,036
Income taxes payable	110,994	-
Other assets	-	4,456
Grapes payable	(539,584)	(389,233)
Accounts payable	(140,254)	287,379
Accrued expenses	10,450	(38,394)
Net cash from operating activities	(43,237)	352,972

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to property and equipment	(268,590)	(248,178)
Additions to vineyard development	(474,415)	-
Proceeds from sale of property and equipment	4,850	1,759
Payments received on note receivable	23,231	29,483
Net cash from investing activities	(714,924)	(216,936)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on long-term debt	(52,066)	(48,245)
Borrowings on long-term debt	15,000	-
Payment of debt issuance costs	(15,000)	-
Repurchase of common stock	(10,700)	(28,946)
Net cash from financing activities	(62,766)	(77,191)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	8,571	307,283
Net cash from discontinued operations	8,571	307,283

NET CHANGE IN CASH AND CASH EQUIVALENTS	(812,356)	366,128

CASH AND CASH EQUIVALENTS, beginning of period	4,553,113	3,411,292

CASH AND CASH EQUIVALENTS, end of quarter	$3,740,757	$3,777,420

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013, or any portion thereof.

The Company includes direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and shared resources for production, selling and distribution.

On June 30, 2012, the Company discontinued their in-state distribution division, Bacchus Fine Wines.  The Company had been in the process of winding down Bacchus operations since September 2011, when they entered into an agreement with Young’s Market of Oregon, LLC to distribute produced wines in-state.  At December 31, 2012, purchased wine inventories have been completely liquidated, and all Company in-state distribution activity has ceased.  In-state distribution activities are now reported as discontinued operations.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the year.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive, 32,196 and 4,238 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2013 and 2012, respectively.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

Winemaking and packaging materials	$588,760	$454,612
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,718,749	3,891,754
Finished goods (bottled wine and related products)	4,903,021	4,880,518

Current inventories	$9,210,530	$9,226,884

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)

Construction in progress	$1,456,758	$1,227,028
Land and improvements	2,892,108	2,892,108
Winery building and hospitality center	6,795,799	6,795,799
Equipment	6,307,941	6,299,500

	$17,452,606	$17,214,435

Accumulated depreciation	(9,047,730)	(8,908,799)

	$8,404,876	$8,305,636

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of March 31, 2013 and December 31, 2012, the remaining amount to be collected was $500,000.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2012 for a period of 12 months. The interest rate was 3.25% at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of March 31, 2013, the Company was in compliance with these covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $3,981,125 and $4,016,771 as of March 31, 2013 and December 31, 2012, respectively. These loans require monthly payments of $37,502 principal and interest for the life of the loans, at an annual fixed interest rate ranging from 4.75% to 6.70%, with maturity dates ranging from 2024 through 2028. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities.

Included in the Farm Credit Services notes discussed above, is a new long term debt agreement entered into on March 3, 2013.  This new loan agreement is a construction loan with total available borrowing of up to $2,000,000, at fixed rate of 4.75%, maturing December 1, 2028.  As of March 31, 2013, $15,000 has been borrowed from this loan and the remaining $1,985,000 is currently available. Management expects to utilize the full amount of available borrowing during 2013, to partially fund the remodel and expansion of the Hospitality Center at the Winery.

The Company has a long term debt agreement with Kubota with a balance of $8,047 and $9,467 as of March 31, 2013 and December 31, 2012, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%, maturing in 2014.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

6) STOCK BASED COMPENSATION

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended
	March 31, 2013
	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	311,200	$3.76
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	311,200	$3.76

Vested options at end of period	223,200	$3.99

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended March 31, 2013 and 2012 were $4,101 and $5,302, respectively.

During the three months ended March 31, 2013 and 2012, there were no transactions related to stock options exercise activity.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $87,400 and $0 in income taxes for the three months ended March 31, 2013 and 2012, respectively.

Interest - The Company paid $59,342 and $39,120 for the three months ended March 31, 2013 and 2012, respectively, in interest on the long-term debt and revolving credit line.

8) DISCONTINUED OPERATIONS

On June 30, 2012, the Company completed the wind-down of Bacchus Distribution.  Bacchus Distribution was the Company’s Oregon distribution division, selling both Company produced wines and wines and merchandise purchased from other sources.  The decision to wind-down these distribution activities was made due to the increasingly higher regulatory and overhead costs of maintaining Bacchus as an operating unit.  Distribution of Company produced wines in Oregon are now performed by an independent distribution company. All sales of purchased wines (as opposed to Company produced wines), and sale of merchandise to retailers, are considered discontinued operations.

Net sales from discontinued operation by Bacchus for the three months ended March 31, 2013 and 2012 were $0 and $482,107, respectively.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Such policies were unchanged during the three months ended March 31, 2013.

Overview

Net income for the three months ended March 31, 2013 and 2012 was $296,593 and $186,365, respectively, an increase of $110,228 or 59.1%, in the current year period over the prior year period.  Overall gross profit for the three months ended March 31, 2013 and 2012 was $1,756,662 and $1,613,362, respectively, an increase of $143,300 or 8.9%, in the current year period over the prior year period.  Gross margin percent for the three months ended March 31, 2013 and 2012 was 57.8% and 59.3%, a decrease of 1.5 percentage points, in the current year period over the prior year period.  Pre-tax losses on discontinued operations for the three months ended March 31, 2013 and 2012 was $0 and $153,773, respectively, a decrease of $153,773 or 100.0%, in the current year period over the prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Sales for the three months ended March 31, 2013 and 2012 were $3,041,559 and $2,722,604, respectively, an increase of $318,955 or 11.7%, in the current year period over the prior year period.  This is caused by an increase in the current year period over the prior year period in national sales of $196,962 or 9.7%, and an increase in retail sales of $158,817 or 22.5%, which was partially offset by other activity.  These increases in sales were primarily the result of increased wine sales to distributors and consumers, and reductions in depletion allowance expenses paid to distributors.

The Company sold approximately 23,349 and 21,415 cases of produced wine during the three months ended March 31, 2013 and 2012, respectively, an increase of 1,934 cases or 9.0%.  The increase in wine sales was primarily the result of increased sales efforts by the national and retail sales teams.

The Company generated $0.06 and $0.04 in basic earnings per share during the three months ended March 31, 2013 and 2012, respectively, an increase of $0.02 or 50.0%, in the current year period over the prior year period.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  There was no balance outstanding on the line of credit as of March 31, 2013.

The winery bottled approximately 26,035 cases during the three months ended March 31, 2013.

Willamette Valley Vineyards continues to receive positive recognition through regional wine competitions, national publications and online social media outlets.

January marked the 30th annual San Francisco Chronicle Wine Competition where our 2011 Pinot Gris received a Gold Medal and our 2011 Riesling was awarded a Double Gold Medal.

Robert Parker’s Wine Advocate issue 202 recognized several of our wines with 90+ point scores; 2010 Hannah Pinot Noir, 92pts; 2010 Elton Pinot Noir, 91pts; 2010 Yamhill-Carlton Pinot Noir, 91pts; 2010 Signature Cuvée Pinot Noir, 90pts.

In March, the Company’s founder, Jim Bernau, traveled to New York with the Oregon Wine Board for Snooth.com’s “People’s Voice Wine Awards” Grand Tasting. Our 2009 Pinot Gris was named one of the “Top 25 Premium Wines” and our 2009 Estate Pinot Noir was the #1 pick among Snooth's readers and recognized as the “Top Super Premium Wine.” The previous evening, Mr. Bernau was a featured guest at Snooth’s exclusive wine blogger spotlight dinner and has since been the topic of many positive blog posts and online articles.

Beginning with the 2010 vintage, the Estate Pinot Noir is our flagship wine. We have replaced the black vintage label with a label that reflects our use of all estate-grown fruit. This has been a 30 year quest for the Company’s founder, Jim Bernau, as he worked to generate enough winegrapes from our Willamette Valley Vineyards, Tualatin Estate and Elton Vineyard properties.

RESULTS OF OPERATIONS

Revenue

Net sales, excluding excise taxes, to distributors during the three months ended March 31, 2013 and 2012 were $2,228,338 and $2,031,376, respectively, an increase of $196,962 or 9.7%, in the current year period over the prior year period.  This increase is primarily a result of an increase in the number of cases sold, and a reduction in depletion allowance expenses.

Net retail sales, excluding excise taxes, for the three months ended March 31, 2013 and 2012 were $865,936 and $707,119, respectively, an increase of $158,817, or 22.5%, in the current year period over the prior year period.  This increase is primarily a result of increased direct-shipment phone sales, increased wine club sales and increased on-site tasting room sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Cost of Goods Sold

Cost of Sales for the three months ended March 31, 2013 and 2012 were $1,284,897 and $1,109,242, respectively, an increase of $175,655 or 15.8%.  This increase is primarily the result of increased wine sales, and also partially the result of increased production costs.

Gross Profit

Gross profit for the three months ended March 31, 2013 and 2012 was $1,756,662 and $1,613,362, respectively, an increase of $143,300 or 8.9%, in the current year period over the prior year period.  This increase is primarily the result of increased wine sales, partially offset by rising production costs resulting in reduced profit margin.

Gross profit margin for the three months ended March 31, 2013 and 2012 was 57.8% and 59.3%, respectively, a decrease of 1.5 percentage points, in the current year period over the prior year period.  The decrease is primarily due to increased costs of producing the wine.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2013 and 2012 was $1,267,958 and $1,160,533, respectively, an increase of $107,425 or 9.3%. This increase is primarily the result of increased retail labor, and increased national sales travel.

Interest Expense

Interest expense was $59,342 and $39,120 for the three months ended March 31, 2013 and 2012, respectively, an increase of $20,222 or 51.7%, in the current year period over the prior year period. This increase is primarily due to timing of interest expense recognition.

Income Taxes

The income tax expense from continuing operations was $207,128 and $172,408 for the three months ended March 31, 2013 and 2012, respectively, an increase of $34,720 or 20.1%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 41.1% and 38.0% for the three months ended March 31, 2013 and 2012, respectively.

Net Income

Net income from continuing operations was $296,593 and $281,766 for the three months ended March 31, 2013 and 2012, respectively, an increase of $14,827 or 5.3%, in the current year period over the prior year period.  This increase is primarily the result of increased sales, partially offset by increased selling and general administrative expenses.

Discontinued Operations

For the three months ended March 31, 2013 and 2012, after tax losses from discontinued operations were $0 and $95,401, respectively, a decrease of $95,401 or 100.0%, in the current year period over the prior year period.  This reduction is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had a working capital balance of $12.5 million and a current working capital ratio of 7.85:1.  At December 31, 2012, the Company had a working capital balance of $12.9 million and a current working capital ratio of 6.43:1.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

At March 31, 2013, the Company had a cash balance of $3,740,757.  At December 31, 2012, the Company had a cash balance of $4,553,113.  This change is primarily the result of reductions in liabilities, and spending on capital improvements.

Total cash provided by/(used in) operating activities from continuing operations in the three months ended March 31, 2013 and 2012 was ($43,237) and $352,972, respectively.  This change is primarily the result of reductions in current liabilities.

Total cash used in investing activities from continuing operations in the three months ended March 31, 2013 and 2012 was $714,924 and $216,936, respectively.   Cash used in investing activities for the three months ended March 31, 2013 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash used in financing activities from continuing operations in the three months ended March 31, 2013 and 2012 was $62,766 and $77,191, respectively. Cash used in financing activities for the three months ended March 31, 2013 primarily consists of payments on long term debt as well as repurchase of common stock.

Total cash provided by discontinued operations in the three months ended March 31, 2013 and 2012 was $8,571 and $307,283 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2013. The index rate at March 31, 2013 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2013, the Company was in compliance with all of the financial covenants.

At March 31, 2013, the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.  At December 31, 2012, the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.

As of March 31, 2013, the Company had a total long-term debt balance of $3,989,172, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2012, the Company had a total long-term debt balance of $4,026,238.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Hospitality Center

In February 2013, construction began on the Wineries Hospitality Center remodel and expansion.  Total project cost is approved for up to $4.5 million.  New financing has been secured with Farm Credit Services for $2.0 million to partially fund the remodel and expansion, with the balance of the costs to be funded from the Companies existing cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-member tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for large, outdoor events.  Management believes these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction is expected to be completed during 2013.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors,

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds,

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

January 2013	2,700	$3.96	2,700	$170,085
February 2013	-	$-	-	$170,085
March 2013	-	$-	-	$170,085

Total	2,700	$3.96	2,700	$170,085

The Company’s Board of Directors has authorized a stock repurchase plan. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. A cumulative total of $500,000 has been authorized by the Board for repurchase as of March 31, 2013.  During the three months ended March 31, 2013, the Company purchased 2,700 shares for a total cost of $10,700.  During the year ended December 31, 2012, the Company purchased 90,269 shares for a total cost of $319,215.  No shares were purchased prior to 2012.  As of March 31, 2013, $170,085 remains authorized and unspent for use on future purchases of Company stock.

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 14, 2013	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)