Form 10-Q
period 2013-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2013-08-08
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Number of shares of common stock outstanding as of August 8, 2013: 4,787,321 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$3,209,299	$4,553,113
Accounts receivable, net	1,225,481	1,088,550
Inventories (Note 2)	8,660,642	9,226,884
Prepaid expenses and other current assets	237,039	89,503
Current portion of note receivable	-	23,231
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	-	8,734
Total current assets	13,582,461	15,240,015

Vineyard development costs, net	2,104,274	1,567,976
Property and equipment, net (Note 3)	9,787,917	8,305,636
Debt issuance costs	60,678	47,369
Distribution agreement receivable, net of current portion	250,000	250,000

TOTAL ASSETS	$25,785,330	$25,410,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$801,398	$728,596
Accrued expenses	430,998	474,776
Line of credit	5,250	-
Current portion of long term debt	215,823	209,327
Income taxes payable	325,083	17,659
Deferred income taxes	254,000	254,000
Current portion of liabilities from discontinued operations, net	-	4,337
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	-	539,584
Total current liabilities	2,175,409	2,371,136

Long-term debt, net of current portion	3,721,900	3,816,911
Deferred rent liability	189,866	197,241
Deferred revenue-distribution agreement, net of current portion	595,233	666,663
Deferred gain	201,504	217,551
Deferred income taxes	800,000	800,000
Total liabilities	7,683,912	8,069,502

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,893,979 shares issued at June 30, 2013 and December 31, 2012, 4,788,916 and 4,803,710 shares outstanding at June 30, 2013 and
December 31, 2012, respectively.	8,665,126	8,656,926
Retained earnings	9,821,501	9,003,783
Less: Common stock held in treasury, at cost, 105,063 and 90,269 shares
at June 30, 2013 and December 31, 2012, respectively	(385,209)	(319,215)
Total shareholders’ equity	18,101,418	17,341,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,785,330	$25,410,996

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES, NET	$3,609,259	$2,851,146	$6,650,818	$5,573,750
COST OF SALES	1,465,365	1,151,833	2,750,262	2,261,075

GROSS PROFIT	2,143,894	1,699,313	3,900,556	3,312,675

SELLING, GENERAL & ADMIN EXPENSES	1,258,697	1,213,979	2,526,655	2,374,512

INCOME FROM OPERATIONS	885,197	485,334	1,373,901	938,163

OTHER INCOME (EXPENSE)
Interest income	1,984	1,246	3,953	4,237
Interest expense	(63,866)	(42,668)	(123,208)	(81,788)
Other income, net	31,540	35,630	103,930	73,054

INCOME BEFORE INCOME TAXES	854,855	479,542	1,358,576	933,666

INCOME TAX PROVISION	(333,730)	(203,081)	(540,858)	(382,567)

INCOME FROM CONTINUING OPERATIONS	$521,125	$276,461	$817,718	$551,099

DISCONTINUED OPERATIONS
Loss from operations	-	(97,499)	-	(253,330)
Income tax benefit	-	40,950	-	106,399

LOSS FROM DISCONTINUED OPERATIONS	-	(56,549)	-	(146,931)

NET INCOME	$521,125	$219,912	$817,718	$404,168

BASIC NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.11	$0.06	$0.17	$0.11
BASIC NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	-	$(0.01)	-	$(0.03)

BASIC NET INCOME PER COMMON SHARE	$0.11	$0.05	$0.17	$0.08

DILUTED NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.11	$0.06	$0.17	$0.11
DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	$-	$(0.01)	$-	$(0.03)

DILUTED NET INCOME PER COMMON SHARE	$0.11	$0.05	$0.17	$0.08

Weighted average number of
basic common shares outstanding	4,796,926	4,871,303	4,798,429	4,879,494
Weighted average number of
diluted common shares outstanding	4,842,081	4,877,145	4,838,232	4,885,336

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$817,718	$551,099
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	371,193	394,536
(Gain)/loss on sale of assets	(675)	1,733
Stock based compensation expense	8,200	9,802
Deferred rent liability	(7,375)	(3,478)
Deferred revenue-distribution agreement	(71,430)	(71,430)
Deferred gain	(16,047)	(16,048)
Change in operating assets and liabilities:
Accounts receivable	(136,931)	28,671
Inventories	566,242	(19,934)
Prepaid expenses and other current assets	(147,536)	32,670
Income taxes receivable	8,734	194,539
Other assets	-	4,456
Income taxes payable	307,424	-
Grapes payable	(539,584)	(389,233)
Accounts payable	(503,734)	159,253
Accrued expenses	(43,778)	(74,392)
Net cash from operating activities	612,421	802,244

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(574,133)	-
Additions to property and equipment	(1,256,487)	(565,729)
Proceeds from sale of asset	19,750	-
Payments received on note receivable	23,231	28,389
Net cash from investing activities	(1,787,639)	(537,340)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on long-term debt	(103,515)	(82,474)
Borrowings on long-term debt	15,000	-
Borrowings on line of credit	5,250	-
Payment of debt issuance costs	(15,000)	-
Repurchase of common stock	(65,994)	(248,965)
Net cash from financing activities	(164,259)	(331,439)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	(4,337)	629,489
Net cash from discontinued operations	(4,337)	629,489

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,343,814)	562,954

CASH AND CASH EQUIVALENTS, beginning of period	4,553,113	3,411,292

CASH AND CASH EQUIVALENTS, end of quarter	$3,209,299	$3,974,246

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$576,536	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of and for the three and six months ended June 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and shared resources for production, selling and distribution.

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

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. At June 30, 2013 and 2012, potentially dilutive shares of 77,200 and 328,200, respectively, were excluded from the computation as their effect would be anti-dilutive.  45,155 and 5,842 potentially dilutive shares are included in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2013 and 2012, respectively.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Winemaking and packaging materials	$410,331	$454,612
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,482,095	3,891,754
Finished goods - (bottled wine and related products)	4,768,216	4,880,518

Current inventories	$8,660,642	$9,226,884

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Construction in progress	$2,722,909	$1,227,028
Land and improvements	2,892,108	2,892,108
Winery building and hospitality center	6,797,120	6,795,799
Equipment	6,583,902	6,299,500

	$18,996,039	$17,214,435

Accumulated depreciation	(9,208,122)	(8,908,799)

	$9,787,917	$8,305,636

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of June 30, 2013 and December 31, 2012, the remaining amount to be collected was $500,000.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the six months ended June 30, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2013 for a period of 12 months. The interest rate was 3.25% at June 30, 2013 and December 31, 2012. At June 30, 2013 there was an outstanding balance of $5,250 and at December 31, 2012 there was no balance outstanding on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of June 30, 2013, the Company was in compliance with these covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $3,931,095 and $4,016,771 as of June 30, 2013 and December 31, 2012, respectively. These loans require monthly payments of $37,562 principal and interest for the life of the loans, at an annual fixed interest rate ranging from 4.75% to 6.70%, with maturity dates ranging from 2024 through 2028. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities.

Included in the Farm Credit Services notes discussed above, is a new long term debt agreement entered into on March 3, 2013.  This new loan agreement is a construction loan with total available borrowing of up to $2,000,000, at a fixed rate of 4.75%, maturing December 1, 2028.  As of June 30, 2013, $15,000 has been borrowed from this loan and the remaining $1,985,000 is currently available. Management expects to utilize the full amount of available borrowing during 2013, to partially fund the remodel and expansion of the Hospitality Center at the Winery.

The Company has a long term debt agreement with Kubota with a balance of $6,628 and $9,467 as of June 30, 2013 and December 31, 2012, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%, maturing in 2014.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	311,200	$3.76	311,200	$3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	311,200	$3.76	311,200	$3.76

At June 30, 2013, the Company had 88,000 unvested stock options with associated unrecognized compensation cost of $73,640 that will be recognized over a weighted-average period of 3.06 years.  The intrinsic value of the 223,200 stock options exercisable at June 30, 2013 was $148,380.

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended June 30, 2013 and 2012 were $4,099 and $4,500, respectively.  Pretax compensation expense related to stock options for the six months ended June 30, 2013 and 2012 were $8,200 and $9,802, respectively.

During the six months ended June 30, 2013 and 2012, there were no transactions related to stock options exercise activity.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $137,300 and $80,000 in income taxes for the three months ended June 30, 2013 and 2012, respectively.  The Company paid $224,700 and $80,000 in income taxes for the six months ended June 30, 2013 and 2012, respectively.

Interest - The Company paid $63,866 and $42,668 for the three months ended June 30, 2013 and 2012, respectively, in interest on the long-term debt and revolving credit line.  The Company paid $123,208 and $81,788 for the six months ended June 30, 2013 and 2012, respectively, in interest on the long-term debt and revolving credit line.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Net sales from discontinued operation by Bacchus for the three months ended June 30, 2013 and 2012 were $0 and $93,135, respectively.  Net sales from discontinued operation by Bacchus for the six months ended June 30, 2013 and 2012 were $0 and $575,242, respectively.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Such policies were unchanged during the six months ended June 30, 2013.

Overview

Net income for the three months ended June 30, 2013 and 2012 was $521,125 and $219,912, respectively, an increase of $301,213, or 137.0%, in the current year period over the prior year period.  Overall gross profit for the three months ended June 30, 2013 and 2012 was $2,143,894 and $1,699,313, respectively, an increase of $444,581, or 26.2%, in the current year period over the prior year period.  Gross margin percent for the three months ended June 30, 2013 and 2012 was 59.4% and 59.6%, a decrease of 0.2 percentage points, in the current year period over the prior year period.  Pre-tax losses on discontinued operations for the three months ended June 30, 2013 and 2012 was $0 and $97,499, respectively, a decrease of $97,499, or 100.0%, in the current year period over the prior year period.

Sales for the three months ended June 30, 2013 and 2012 were $3,609,259 and $2,851,146, respectively, an increase of $758,113, or 26.6%, in the current year period over the prior year period.  This is caused by an increase in the current year period over the prior year period in national sales of $663,309, or 31.2%, and an increase in retail sales of $94,804, or 13.1%.  These increases in sales were primarily the result of increased wine sales to distributors and direct sales to consumers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company sold approximately 29,157 and 22,801 cases of produced wine during the three months ended June 30, 2013 and 2012, respectively, an increase of 6,356 cases, or 27.9%, in the current year period over the prior year period.  The increase in wine sales was primarily the result of increased sales efforts by the national and retail sales teams.

The Company generated $0.11 and $0.05 in basic earnings per share during the three months ended June 30, 2013 and 2012, respectively, an increase of $0.06, or 120.0%, in the current year period over the prior year period.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  There was a balance outstanding of $5,250 on the line of credit as of June 30, 2013.

The winery bottled approximately 27,533 cases during the three months ended June 30, 2013.

Willamette Valley Vineyards continues to receive positive recognition through national publications, regional competitions and online outlets.

In April 2013, Wine & Spirits magazine recognized our 2011 Whole Cluster Pinot Noir with 90 points/Best Buy.

NBC’s hit show, “Grimm” aired its season 2 finale in May where our Pinot Noir made a cameo. This marks the fourth time our wine has made an appearance since the Oregon-based show began in 2012.

In May, our 2011 Pinot Gris received a 2013 Oyster Award from the 2013 Pacific Coast Oyster Wine Competition. Only 9 other wineries were awarded, Willamette Valley Vineyards being the single winner from Oregon.

Wine & Spirits’ June issue recognized our 2010 Signature Cuvée Pinot Noir with 90 points and our 2010 Elton Pinot Noir with 92 points.

The Oregon Live website, powered by the Oregonian newspaper, held its second annual “Winery with the Best View” reader poll in June. Willamette Valley Vineyards received 56% of the votes, successfully winning the poll.

RESULTS OF OPERATIONS

Revenue

Net sales, excluding excise taxes, to distributors during the three months ended June 30, 2013 and 2012 were $2,764,109 and $2,130,018, respectively, an increase of $634,091, or 29.8%, in the current year period over the prior year period.  Net sales, excluding excise taxes, to distributors during the six months ended June 30, 2013 and 2012 were $4,992,447 and $4,161,394, respectively, an increase of $831,053, or 20.0%, in the current year period over the prior year period. This increase is primarily a result of an increase in the number of cases sold, and a reduction in depletion allowance expenses.

Net retail sales, excluding excise taxes, for the three months ended June 30, 2013 and 2012 were $830,755 and $738,909, respectively, an increase of $91,846, or 12.4%, in the current year period over the prior year period.  Net retail sales, excluding excise taxes, for the six months ended June 30, 2013 and 2012 were $1,696,691 and $1,446,028, respectively, an increase of $250,663, or 17.3%, in the current year period over the prior year period. This increase is primarily a result of increased direct-shipment sales and increased wine club sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2013 and 2012 were $1,465,365 and $1,151,833, respectively, an increase of $313,532, or 27.2%, in the current period over the prior year period.  Cost of Sales for the six months ended June 30, 2013 and 2012 were $2,750,262 and $2,261,075, respectively, an increase of $489,187, or 21.6%, in the current period over the prior year period.  This increase is primarily the result of increased wine sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross Profit

Gross profit for the three months ended June 30, 2013 and 2012 was $2,143,894 and $1,699,313, respectively, an increase of $444,581, or 26.1%, in the current year period over the prior year period.  Gross profit for the six months ended June 30, 2013 and 2012 was $3,900,556 and $3,312,675, respectively, an increase of $587,881, or 17.7%, in the current year period over the prior year period. This increase is primarily the result of increased wine sales.

Gross profit margin for the three months ended June 30, 2013 and 2012 was 59.4% and 59.6%, respectively, a decrease of 0.2 percentage points, in the current year period over the prior year period.  Gross profit margin for the six months ended June 30, 2013 and 2012 was 58.6% and 59.4%, respectively, a decrease of 0.8 percentage points, in the current year period over the prior year period.  The decrease in gross profit margin is largely the result of a shift in product mix in sales.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2013 and 2012 was $1,258,697 and $1,213,979, respectively, an increase of $44,718, or 3.7%, in the current year period over the prior year period. Selling, general and administrative expense for the six months ended June 30, 2013 and 2012 was $2,526,655 and $2,374,512, respectively, an increase of $152,153, or 6.4%, in the current year period over the prior year period. This increase is not attributable to a specific component of spending.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $63,866 and $42,668, respectively, an increase of $21,198, or 49.7%, in the current year period over the prior year period. Interest expense for the six months ended June 30, 2013 and 2012 was $123,208 and $81,788, respectively, an increase of $41,420, or 50.6%, in the current year period over the prior year period. This increase is primarily due to timing of interest expense recognition.

Income Taxes

The income tax expense from continuing operations for the three months ended June 30, 2013 and 2012 was $333,730 and $203,081, respectively, an increase of $130,649, or 64.3%, in the current year period over the prior year period.  The income tax expense from continuing operations for the six months ended June 30, 2013 and 2012 was $540,858 and $382,567, respectively, an increase of $158,291, or 41.4%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 39.0% and 42.4% for the three months ended June 30, 2013 and 2012, respectively. The Company’s estimated federal and state combined income tax rate was 39.8% and 40.6% for the six months ended June 30, 2013 and 2012, respectively.

Net Income

Net income from continuing operations for the three months ended June 30, 2013 and 2012 was $521,125 and $276,461, respectively, an increase of $244,664, or 88.5%, in the current year period over the prior year period.  Net income from continuing operations for the six months ended June 30, 2013 and 2012 was $817,718 and $551,099, respectively, an increase of $266,619, or 48.4%, in the current year period over the prior year period.  This increase is primarily the result of increased sales, partially offset by increased selling and general administrative expenses.

Discontinued Operations

After tax losses from discontinued operations for the three months ended June 30, 2013 and 2012 were $0 and $56,549, respectively, a decrease of $56,549, or 100.0%, in the current year period over the prior year period.  After tax losses from discontinued operations for the six months ended June 30, 2013 and 2012 were $0 and $146,931, respectively, a decrease of $146,931, or 100.0%, in the current year period over the prior year period.  This reduction is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At June 30, 2013, the Company had a working capital balance of $11.4 million and a current working capital ratio of 6.24:1.  At December 31, 2012, the Company had a working capital balance of $12.9 million and a current working capital ratio of 6.43:1.

At June 30, 2013, the Company had a cash balance of $3,209,299.  At December 31, 2012, the Company had a cash balance of $4,553,113.  This change is primarily the result of reductions in liabilities, and spending on capital improvements.

Total cash provided by operating activities from continuing operations in the six months ended June 30, 2013 and 2012 was $612,421 and $802,244, respectively.  Cash provided by operating activities from continuing operations for the six months ended June 30, 2013 were derived primarily from an increase in net income and a decrease in inventory partially offset by a decrease in payables.

Total cash used in investing activities from continuing operations in the six months ended June 30, 2013 and 2012 was $1,787,639 and $537,340, respectively.   Cash used in investing activities for the six months ended June 30, 2013 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash used in financing activities from continuing operations in the six months ended June 30, 2013 and 2012 was $164,259 and $331,439, respectively. Cash used in financing activities for the six months ended June 30, 2013 primarily consists of payments on long term debt as well as repurchase of common stock.

Total cash provided by/(used in) discontinued operations in the six months ended June 30, 2013 and 2012 was ($4,337) and $629,489 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Non-cash investing and financing activities in the six months ended June 30, 2013 and 2012 was $576,536 and $0 respectively.  This change was the result of property and equipment purchases included in accounts payable for the six months ended June 30, 2013.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2014. The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2013 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2013, the Company was in compliance with all of the financial covenants.

At June 30, 2013, the Company had $5,250 outstanding on the line of credit, and had $1,994,750 available credit.  At December 31, 2012, the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.

As of June 30, 2013, the Company had a total long-term debt balance of $3,937,723, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2012, the Company had a total long-term debt balance of $4,026,238.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Hospitality Center

In February 2013, construction began on the winery’s Hospitality Center remodel and expansion.  Total project cost is approved for up to $4.5 million.  New financing has been secured with Farm Credit Services for $2.0 million to partially fund the remodel and expansion, with the balance of the costs to be funded from the Company’s existing cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-member tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for large, outdoor events.  Management believes these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction is expected to be completed during 2013.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 2013	1,894	$4.65	1,894	$161,279
Month #2
May 2013	2,917	$4.59	2,917	$147,897
Month #3
June 2013	7,283	$4.52	7,283	$114,982
Total	12,094	$4.56	12,094	$114,982

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - continued

The Company’s Board of Directors has authorized a stock repurchase plan. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. A cumulative total of $500,000 has been authorized by the Board for repurchase as of June 30, 2013.  During the three months ended June 30, 2013, the Company purchased 12,094 shares for a total cost of $55,103.  During the year ended December 31, 2012, the Company purchased 90,269 shares for a total cost of $319,215.  No shares were purchased prior to 2012.  As of June 30, 2013, $114,982 remains authorized and unspent for use on future purchases of Company stock.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

The Company’s 2013 Annual Meeting of Shareholders was held on July 14, 2013. Of the 4,893,979 shares of our common stock entitled to vote at the meeting, 3,469,400 shares, representing approximately 70.89% of the total votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal 1 – To elect James Bernau, Craig Smith, James Ellis, Sean Cary, Thomas Brian, Delna Jones, Betty O’Brien, and Stan Turel as directors, each to hold office until the 2014 Annual Meeting or until his or her successor is duly elected and qualified:

Director	For	Percent Voted For	Witheld
James Bernau	2,049,464	98.01%	41,611
Craig Smith	2,077,091	99.33%	13,984
James Ellis	2,058,564	98.45%	32,511
Sean Cary	2,076,829	99.32%	14,246
Thomas Brian	2,078,179	99.38%	12,896
Delna Jones	2,075,791	99.27%	15,284
Betty O’Brien	2,054,911	98.27%	36,164
Stan Turel	2,078,679	99.41%	12,396

Proposal 2 – To ratify the appointment of Moss Adams LLP as the independent registered public accounting firm for the Company for the Fiscal Year Ending December 31, 2013:

For	Against	Abstain
3,447,345	5,143	16,912

Item 6 – Exhibits.

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

31.2  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1  Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2  Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101  The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 8, 2013	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)