Form 10-Q
period 2013-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2013-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Number of shares of common stock outstanding as of November 12, 2013: 4,829,561 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$1,690,234	$4,553,113
Accounts receivable, net	1,107,787	1,088,550
Inventories (Note 2)	8,914,627	9,226,884
Prepaid expenses and other current assets	229,011	89,503
Current portion of note receivable	-	23,231
Current portion of distribution agreement receivable	500,000	250,000
Income tax receivable	-	8,734
Total current assets	12,441,659	15,240,015

Restricted cash (Note 1)	1,647,562	-
Vineyard development costs, net	2,215,469	1,567,976
Property and equipment, net (Note 3)	12,436,078	8,305,636
Debt issuance costs, net	59,832	47,369
Distribution agreement receivable, net of current portion	-	250,000

TOTAL ASSETS	$28,800,600	$25,410,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,517,139	$728,596
Accrued expenses	556,983	474,776
Current portion of long term debt	280,173	209,327
Income taxes payable	157,482	17,659
Deferred income taxes	254,000	254,000
Current portion of liabilities from discontinued operations, net	-	4,337
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	167,539	539,584
Total current liabilities	3,076,173	2,371,136

Long-term debt, net of current portion	5,590,295	3,816,911
Deferred rent liability	186,178	197,241
Deferred revenue-distribution agreement, net of current portion	559,518	666,663
Deferred gain	193,480	217,551
Deferred income taxes	800,000	800,000
Total liabilities	10,405,644	8,069,502

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,921,979 and
4,893,979 shares issued at September 30, 2013 and December 31, 2012, respectively, 4,808,561 and 4,803,710 shares outstanding at
September 30, 2013 and December 31, 2012, respectively.	8,766,466	8,656,926
Retained earnings	10,053,567	9,003,783
Less: Common stock held in treasury, at cost, 113,418 and 90,269 shares
at September 30, 2013 and December 31, 2012, respectively	(425,077)	(319,215)
Total shareholders’ equity	18,394,956	17,341,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,800,600	$25,410,996

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES, NET	$3,043,546	$3,155,762	$9,694,364	$8,729,512
COST OF SALES	1,284,688	1,363,569	4,034,950	3,624,643

GROSS PROFIT	1,758,858	1,792,193	5,659,414	5,104,869

SELLING, GENERAL & ADMIN EXPENSES	1,339,735	1,211,136	3,866,390	3,585,648

INCOME FROM OPERATIONS	419,123	581,057	1,793,024	1,519,221

OTHER INCOME (EXPENSE)
Interest income	997	3,382	4,950	7,618
Interest expense	(61,635)	(86,180)	(184,843)	(167,969)
Other income, net	52,480	12,749	156,410	85,803

INCOME BEFORE INCOME TAXES	410,965	511,008	1,769,541	1,444,673

INCOME TAX PROVISION	(178,899)	(238,105)	(719,757)	(621,309)

INCOME FROM CONTINUING OPERATIONS	232,066	272,903	1,049,784	823,364

DISCONTINUED OPERATIONS
Loss from operations	-	(8,060)	-	(261,390)
Income tax benefit	-	3,385	-	109,784

LOSS FROM DISCONTINUED OPERATIONS	-	(4,675)	-	(151,606)

NET INCOME	$232,066	$268,228	$1,049,784	$671,758

BASIC NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.05	$0.06	$0.22	$0.17
BASIC NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	-	-	-	(0.03)

BASIC NET INCOME PER COMMON SHARE	$0.05	$0.06	$0.22	$0.14

DILUTED NET INCOME FROM CONTINUING
OPERATIONS PER COMMON SHARE	$0.05	$0.06	$0.22	$0.17
DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE	-	-	-	(0.03)

DILUTED NET INCOME PER COMMON SHARE	$0.05	$0.06	$0.22	$0.14

Weighted average number of
basic common shares outstanding	4,791,972	4,821,084	4,796,150	4,860,692
Weighted average number of
diluted common shares outstanding	4,849,225	4,828,038	4,840,927	4,866,466

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Nine months ended Septembe 30,
	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$1,049,784	$823,364
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	551,766	581,739
(Gain)/loss on sale of assets	(675)	22,247
Stock based compensation expense	12,300	13,902
Deferred rent liability	(11,063)	(8,104)
Deferred revenue-distribution agreement	(107,145)	(107,145)
Deferred gain	(24,071)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	(19,237)	(110,104)
Inventories	312,257	278,785
Prepaid expenses and other current assets	(139,508)	80,384
Income taxes receivable	8,734	229,337
Other assets	-	4,456
Income taxes payable	139,823	31,508
Grapes payable	(372,045)	(389,233)
Accounts payable	(249,471)	437,236
Accrued expenses	82,207	(70,366)
Net cash from operating activities	1,233,656	1,793,935

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(704,245)	-
Additions to property and equipment	(3,603,980)	(1,087,723)
Proceeds from sale of asset	19,750	16,386
Payments received on note receivable	23,231	27,259
Net cash from investing activities	(4,265,244)	(1,044,078)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from long-term debt held as restricted cash	(1,647,562)	-
Payments on long-term debt	(155,770)	(131,748)
Borrowings on long-term debt	2,000,000	-
Payment of debt issuance costs	(15,000)	-
Proceeds from exercise of stock options	97,240	-
Repurchase of common stock	(105,862)	(259,755)
Net cash from financing activities	173,046	(391,503)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	(4,337)	671,503
Net cash from investing activities of discontinued operations	-	36,699
Net cash from discontinued operations	(4,337)	708,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,862,879)	1,066,556

CASH AND CASH EQUIVALENTS, beginning of period	4,553,113	3,411,292

CASH AND CASH EQUIVALENTS, end of quarter	$1,690,234	$4,477,848

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$1,038,014	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of and for the three and nine months ended September 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Effective June 30, 2012, the Company has discontinued its in-state distribution division, Bacchus Fine Wines.  The Company had been in the process of winding down Bacchus operations since September 2011, when they entered into an agreement with Young’s Market of Oregon, LLC to distribute produced wines in-state.  Since then, purchased wine inventories have been liquidated, and Company in-state distribution activity has ceased.  In-state distribution activities are now reported as discontinued operations.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. At September 30, 2013 and 2012, potentially dilutive shares of 77,200 and 298,200, respectively, were excluded from the computation as their effect would be anti-dilutive.  57,253 and 6,954 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended September 30, 2013 and 2012, respectively.

Restricted Cash – On September 23, 2013 Northwest Farm Credit Services advanced $1,973,949 of cash as net proceeds, calculated as a $2,000,000 loan less $26,051 of associated loan costs, of a loan agreement with the Company for the Hospitality Center remodel and expansion project.  These proceeds are held in an account with the lender and will be accessible to the Company, upon certifying expenditures in excess of the Company’s commitment of $2.5 million to the project, with $450,000 being withheld until final project completion.  The Company estimates that it is entitled to $326,387 of proceeds, based upon construction expenditures through September 30, 2013, upon obtaining and submitting lien releases from construction contractors with final expenditure certification occurring by January 31, 2014.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)

Winemaking and packaging materials	$425,431	$454,612
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	1,940,777	3,891,754
Finished goods - (bottled wine and related products)	6,548,419	4,880,518

Current inventories	$8,914,627	$9,226,884

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)

Construction in progress	$4,606,763	$1,227,028
Land, improvements and other buildings	3,548,050	2,892,108
Winery building and hospitality center	6,801,550	6,795,799
Equipment	6,848,647	6,299,500

	21,805,010	17,214,435

Accumulated depreciation	(9,368,932)	(8,908,799)

	$12,436,078	$8,305,636

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. The remaining amount to be collected was $500,000 as of September 30, 2013 and December 31, 2012.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the nine months ended September 30, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $107,145 and $107,145, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2013 for a period of 12 months. The interest rate was 3.25% at September 30, 2013 and December 31, 2012. At September 30, 2013 and at December 31, 2012 there was no balance outstanding on this revolving line of credit.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

5)  DEBT (CONTINUED)

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of September 30, 2013, the Company was in compliance with these covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,865,261 and $4,016,771 as of September 30, 2013 and December 31, 2012, respectively. These loans require monthly payments of $47,625 principal and interest for the life of the loans, at an annual fixed interest rate ranging from 4.75% to 6.70%, with maturity dates ranging from 2024 through 2028. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities.

The Company has a long term debt agreement with Kubota with a balance of $5,207 and $9,467 as of September 30, 2013 and December 31, 2012, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%, maturing in 2014.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	311,200	$3.76	311,200	$3.76
Granted	-	-	-	-
Exercised	(28,000)	3.47	(28,000)	3.47
Forfeited	-	-	-	-

Outstanding at end of period	283,200	$3.79	283,200	$3.79

At September 30, 2013, the Company had 61,000 unvested stock options with associated unrecognized compensation cost of $52,608 that will be recognized over a weighted-average period of 2.63 years.  The intrinsic value of the 222,200 stock options exercisable at September 30, 2013 was $395,908.

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended September 30, 2013 and 2012 were $4,100 and $4,500, respectively.  Pretax compensation expense related to stock options for the nine months ended September 30, 2013 and 2012 were $12,300 and $13,902, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

6) STOCK BASED COMPENSATION (CONTINUED)

During the nine months ended September 30, 2013, 28,000 stock options were exercised as part of this plan.  During the nine months ended September 30, 2012, there were no transactions related to stock options exercise activity.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $327,000 and $158,000 in income taxes for the three months ended September 30, 2013 and 2012, respectively.  The Company paid $551,700 and $238,000 in income taxes for the nine months ended September 30, 2013 and 2012, respectively.

Interest - The Company paid $61,635 and $86,180 for the three months ended September 30, 2013 and 2012, respectively, in interest on the long-term debt and revolving credit line.  The Company paid $184,843 and $167,969 for the nine months ended September 30, 2013 and 2012, respectively, in interest on the long-term debt and revolving credit line.

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

Net sales from discontinued operation by Bacchus for the three months ended September 30, 2013 and 2012 were $0 and $33,645, respectively.  Net sales from discontinued operation by Bacchus for the nine months ended September 30, 2013 and 2012 were $0 and $608,887, respectively.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Such policies were unchanged during the nine months ended September 30, 2013.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club memberships increased by approximately 390 for the three months ending September 30, 2013.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities or part of the long term business plan.

The Company sold approximately 23,415 and 24,751 cases of produced wine during the three months ended September 30, 2013 and 2012, respectively, a decrease of 1,336 cases, or 5.4% in the current year period over the prior year period.  The decrease in wine sales was the result of reduced sales to distributors and is believed to involve timing differences between quarters.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.  The Company expects cost of sales to increase, over the next several years, as lower yield vintages are released.

At September 30, 2013, wine inventory includes approximately 97,300 cases of bottled wine and 40,845 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 42,155 cases during the three months ended September 30, 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net income for the three months ended September 30, 2013 and 2012 was $232,066 and $268,228, respectively, a decrease of $36,162, or 13.5%, in the current year period over the prior year period.  Overall gross profit for the three months ended September 30, 2013 and 2012 was $1,758,858 and $1,792,193, respectively, a decrease of $33,335, or 1.9%, in the current year period over the prior year period.  Gross margin percent for the three months ended September 30, 2013 and 2012 was 57.8% and 56.8%, an increase of 1.0 percentage points, in the current year period over the prior year period.  Pre-tax losses on discontinued operations for the three months ended September 30, 2013 and 2012 was $0 and $8,060, respectively, a decrease of $8,060, or 100.0%, in the current year period over the prior year period.

The Company generated $0.05 and $0.06 in basic earnings per share during the three months ended September 30, 2013 and 2012, respectively, a decrease of $0.01, or 17.0%, in the current year period over the prior year period.

Willamette Valley Vineyards continues to receive positive recognition through national review magazines, local wine publications and newspapers.

In July, Stephen Tanzer’s International Wine Cellar recognized five of our Pinot Noirs with 90+ points; 2010 Elton Pinot Noir, 92pts; 2010 Bernau Block Pinot Noir, 91pts; 2010 Signature Cuvée Pinot Noir, 90pts; Tualatin Estate Pinot Noir, 90pts; Hannah Pinot Noir, 91pts.

Gregory Walter’s James Beard Award-winning “PinotReport,” issue #88, awarded five of our wines with 90+ points in July; 2010 Tualatin Estate Pinot Noir, 92pts; 2012 Whole Cluster Pinot Noir, 91pts/Smart Buy; 2010 Signature Cuvée Pinot Noir, 91pts, 2010 Elton Pinot Noir, 91pts; 2010 Estate Pinot Noir, 90pts.

Wine Enthusiast Magazine’s Paul Gregutt reviewed our 2010 Bernau Block Pinot Noir in their July issue, giving it 90pts and further identifying the wine as a “Cellar Selection.”

Our 2012 Riesling was chosen as a value pick for July in the Oregon Wine Press, stating, “WVV couldn’t be doing it better… this wine is round and appealing on the palate.”

Wine Writer, Julia Crowley, called our 2010 Elton Pinot Noir “the epitome of stellar Willamette Valley Pinot Noir” in a July article in the Eugene Daily News.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2013 and 2012 were $3,043,546 and $3,155,762, respectively, a decrease of $112,216, or 3.6%, in the current year period over the prior year period.  This is caused by a decrease in the current year period over the prior year period in sales through distributors of $170,255, or 7.8%, which was partially offset by an increase in retail sales of $58,039, or 6.0%.  The decrease in sales to distributors is partially attributable to timing differences between quarters.  The increase in direct sales to consumers is primarily the result of increased wine club sales, partially offset by a decrease in room rental income due to the ongoing Hospitality Center remodel and expansion project.

Sales for the nine months ended September 30, 2013 and 2012 were $9,694,364 and $8,729,512, respectively, an increase of $964,852, or 11.6%, in the current year period over the prior year period.  This is caused by an increase in the current year period over the prior year period in sales through distributors of $659,215, or 10.5%, and an increase in retail sales of $305,637, or 12.5%.  These increases in sales were primarily the result of increased wine sales to distributors and direct sales to consumers.

Cost of Sales

Cost of Sales for the three months ended September 30, 2013 and 2012 were $1,284,688 and $1,363,569, respectively, a decrease of $78,881, or 5.8%, in the current period over the prior year period.  Cost of Sales for the nine months ended September 30, 2013 and 2012 were $4,034,950 and $3,624,643, respectively, an increase of $410,307, or 11.3%, in the current period over the prior year period.  These changes are primarily the result of variations in wine sales.

Gross Profit

Gross profit for the three months ended September 30, 2013 and 2012 was $1,758,858 and $1,792,193, respectively, a decrease of $33,335, or 1.9%, in the current year period over the prior year period.  Gross profit for the nine months ended September 30, 2013 and 2012 was $5,659,414 and $5,104,869, respectively, an increase of $554,545, or 10.9%, in the current year period over the prior year period. This increase is primarily the result of increased wine sales.

Gross profit margin for the three months ended September 30, 2013 and 2012 was 57.8% and 56.8%, respectively, an increase of 1.0 percentage point, in the current year period over the prior year period.  Gross profit margin for the nine months ended September 30, 2013 and 2012 was 58.4% and 58.5%, respectively, a decrease of 0.1 percentage point, in the current year period over the prior year period.  The changes in gross profit margin are largely the result of a shift in product sales mix and differences in the ratio of direct sales to consumers and sales through distributors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2013 and 2012 was $1,339,735 and $1,211,136, respectively, an increase of $128,599, or 10.6%, in the current year period over the prior year period. Selling, general and administrative expense for the nine months ended September 30, 2013 and 2012 was $3,866,390 and $3,585,648, respectively, an increase of $280,742, or 7.8%, in the current year period over the prior year period. This increase is primarily the result of increased selling expenses associated with an increased focus on retail sales.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $61,635 and $86,180, respectively, a decrease of $24,545, or 28.5%, in the current year period over the prior year period. Interest expense for the nine months ended September 30, 2013 and 2012 was $184,843 and $167,969, respectively, an increase of $16,874, or 10%, in the current year period over the prior year period.  Interest expense has fluctuated in recent periods due to changes in our long-term debt, among other factors.

Income Taxes

The income tax expense from continuing operations for the three months ended September 30, 2013 and 2012 was $178,899 and $238,105, respectively, a decrease of $59,206, or 24.9%, in the current year period over the prior year period.  The income tax expense from continuing operations for the nine months ended September 30, 2013 and 2012 was $719,757 and $621,309, respectively, an increase of $98.448, or 15.8%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 43.5% and 46.6% for the three months ended September 30, 2013 and 2012, respectively. The Company’s estimated federal and state combined income tax rate was 40.7% and 43.0% for the nine months ended September 30, 2013 and 2012, respectively.

Net Income

Net income from continuing operations for the three months ended September 30, 2013 and 2012 was $232,066 and $272,903, respectively, a decrease of $40,837, or 15.0%, in the current year period over the prior year period.  Net income from continuing operations for the nine months ended September 30, 2013 and 2012 was $1,049,784 and $823,364, respectively, an increase of $226,420, or 27.5%, in the current year period over the prior year period.  This increase is primarily the result of increased sales, partially offset by increased selling expenses.

Discontinued Operations

After tax losses from discontinued operations for the three months ended September 30, 2013 and 2012 were $0 and $4,675, respectively, a decrease of $4,675, or 100.0%, in the current year period over the prior year period.  After tax losses from discontinued operations for the nine months ended September 30, 2013 and 2012 were $0 and $151,606, respectively, a decrease of $151,606, or 100.0%, in the current year period over the prior year period.  This reduction is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company had a working capital balance of $9.4 million and a current working capital ratio of 4.04:1.  At December 31, 2012, the Company had a working capital balance of $12.9 million and a current working capital ratio of 6.43:1.

At September 30, 2013, the Company had a cash balance of $1,690,234, exclusive of restricted cash of $1,647,562.  At December 31, 2012, the Company had a cash balance of $4,553,113.  This change is primarily the result of spending on capital improvements.

Total cash provided by operating activities from continuing operations in the nine months ended September 30, 2013 and 2012 was $1,233,656 and $1,793,935, respectively.  Cash provided by operating activities from continuing operations for the nine months ended September 30, 2013 were derived primarily from an increase in net income and an increase in inventory partially offset by a decrease in payables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total cash used in investing activities from continuing operations in the nine months ended September 30, 2013 and 2012 was $4,265,244 and $1,044,078, respectively.   Cash used in investing activities for the nine months ended September 30, 2013 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash provided by/(used in) financing activities from continuing operations in the nine months ended September 30, 2013 and 2012 was $173,046 and ($391,503), respectively. Cash provided by financing activities for the nine months ended September 30, 2013 primarily consists of the receipt of loan proceeds, offset by restrictions in cash, from Farm Credit Services for the Hospitality Center remodel and expansion project, and proceeds from the exercise of stock options partially offset by loan payments and the repurchase of common stock.

Total cash provided by/(used in) discontinued operations in the nine months ended September 30, 2013 and 2012 was ($4,337) and $708,202 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Non-cash investing and financing activities in the nine months ended September 30, 2013 and 2012 was $1,038,014 and $0 respectively.  This change was the result of property and equipment purchases included in accounts payable for the nine months ended September 30, 2013.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2014. The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2013 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2013, the Company was in compliance with all of the financial covenants.

At September 30, 2013 and December 31, 2012 the Company had no amount outstanding on the line of credit, and had $2,000,000 available credit.

As of September 30, 2013, the Company had a total long-term debt balance of $5,870,468, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2012, the Company had a total long-term debt balance of $4,026,238.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Hospitality Center

In February 2013, construction began on the winery’s Hospitality Center remodel and expansion.  Total project cost is approved for up to $4.5 million.  New financing has been secured and disbursed from Farm Credit Services for $2.0 million to partially fund the remodel and expansion, with the balance of the costs to be funded from the Company’s existing cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-member tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for large, outdoor events.  Management believes these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction is expected to be completed during 2013.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 2013	1,595	$4.57	1,595	$107,698
Month #2
August 2013	6,760	$4.82	6,760	$75,120
Month #3
September 2013	0	$-	-	$75,120
Total	8,355	$4.77	8,355	$75,120

The Company’s Board of Directors has authorized a stock repurchase plan. Common stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. A cumulative total of $500,000 has been authorized by the Board for repurchase as of September 30, 2013.  During the three months ended September 30, 2013, the Company purchased 8,355 shares for a total cost of $39,862.  During the year ended December 31, 2012, the Company purchased 90,269 shares for a total cost of $319,215.  No shares were purchased prior to 2012.  As of September 30, 2013, $75,120 remains authorized and unspent for use on future purchases of Company stock.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

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

Item 6 – Exhibits. - continued

31.2  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1  Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2  Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101  The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 12, 2013       By /s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013       By /s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)