Form 10-K
period 2013-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2014-03-27
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $19,147,030.

The number of outstanding shares of the registrant’s Common Stock as of March 27, 2014 was 4,839,759.

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

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietal. Willamette Valley Vineyards was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered south of Salem, in Turner, Oregon.  The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estates labels. Willamette Valley Vineyards is the owner of Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2013, $22 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $16 per bottle; Rose, $18 per bottle; Riesling and Oregon Blossom (blush blend), $12 to $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles:  Semi-Sparkling Muscat, $19 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $40 per bottle; Merlot, $40 per bottle; Cabernet Sauvignon, $40 per bottle; Cabernet Franc, $40 per bottle; The Griffin (a Bordeaux style blend), $60 per bottle; and Viognier, $30 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Oregon.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK, WILLAMETTE, SIP.SAVE, WHOLE CLUSTER and IT’S WILLAMETTE, DAMMIT marks.

ITEM 1. BUSINESS - continued

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country.  From 1995 to 2011, U.S. wineries grew in number from 1,817 to 7,116.  In addition, wineries are classified as one of the fastest growing segments in agriculture with an average annual growth of 10–15%.

The United States is experiencing growth in the revenue generated from the sale of wine. United States wine consumption registered its 19th consecutive annual gain in 2012 with a 2.9% increase.  The U.S. is the largest wine consuming nation in the world with more than 100 million people drinking wine.  In 2012, U.S. wine sales reached $34.6 billion, a 6% increase from 2011.

U.S. wineries also increased production in 2013 by 6.3% while the average price per bottle rose from $9 to $10.85.  Pinot Noir is one of the highest-priced varietals on the market, yet its sales have nearly tripled in the U.S. since the movie Sideways was released in 2004. Inexpensive Pinot Noir brands, which are those brands priced below the industry average, are now outpacing the higher-end of the spectrum, by roughly twice the rate for both domestic and imported wines, according to Impact Databank, a provider of data on the wine industry owned by M. Shanken Communications, the parent company of Wine Spectator.

In 2012, the most recent year that data is available, 57% of all wine drinkers were considered “core” drinkers according to a Wine Market Council report.  “Core” drinkers, meaning they drink wine on a fairly consistent weekly or monthly basis, account for 25% of the United States adult population and consume 93% of wine by volume.  The “core” drinker segment continues to grow, mostly driven by younger Millennials, aged 21 to 26, with an average “core” drinker age of 47.8 years old.  Of younger Millennials, 28% report drinking wine daily while 19% of older Millennials, aged 26 to 36, report drinking daily.  Milleninials represent 29% of the U.S. adult population but consume 38% of the wine consumed in the U.S. by volume.  Unlike previous generations, which typically did not drink wine regularly until they reached their 40s, younger consumers are discovering wine in their 20s and 30s.  Baby Boomers (ages 49 to 67) continue to be an important market segment making up 38% of all wine drinkers and consuming 32% of wine by volume.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2012, there were 545 commercial wineries licensed in Oregon and 25,448 acres of wine grape vineyards, 22,687 acres of which are currently producing. Total production of Oregon wines in 2012 is estimated to be approximately 3.2 million cases, up from 2.6 million cases in 2011, a 22% increase.  Oregon case sales in 2012 are estimated at 2.4 million, up from 2 million in 2011.  Case sales, in dollars, for 2012 are estimated to be $311.7 million.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. As of December 31, 2013, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards, which has phylloxera at its site. All current plantings are with, and all future planting will be with phylloxera-resistant rootstock. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

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

2012 Oregon harvest – The Oregon Vineyard and Winery Census Report states that the total grape production in Oregon rose 21%, compared to 2011, to a record high of 50,186 tons. Planted acres increased 5,048 acres, and fewer acres were left un-harvested in 2012 than in 2011.  Yield declined slightly to an average 2.21 tons per acre from 22,687 harvested acres.

2013 Oregon harvest – There is no official data available on the 2013 Oregon harvest as of the date of this report.

Company Strategy

The Company, one of the largest wineries in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra-premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; and (4) effectively distribute and sell its products nationally. The Company’s goal is to continue to build on a reputation for producing some of Oregon’s finest, most sought-after wines.

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

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Estate Winery in Turner, McMinnville Tasting Room and Tualatin Estate Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

The Company believes the location of its Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. The Company’s Hospitality Center, at the Estate Winery in Turner, Oregon, has further increased the Company’s direct sales and enhanced public recognition of its wines.  The Company has substantially completed a major remodel and expansion of its state of the art Hospitality Center.

Vineyards

The Company owns and leases approximately 592 acres of land, of which 471 acres are currently planted as vineyards or is suitable for future vineyard planting.  The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 70% of the grapes needed to meet the winery’s production capacity, of 314,000 gallons (132,000 cases), at its Estate Winery in Turner, Oregon.

ITEM 1. BUSINESS - continued

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2013
Owned Vineyards
WVV Estate	107	57	7	2	41	141
Tualatin Estate Vineyards	107	51	9	-	47	130
Ingram Vineyards	86	-	18	50	18	-
Sub-Total	300	108	34	52	106	271

Leased Vineyards
Peter Michael Vineyards	79	69	-	-	10	254
Meadowview Vineyards	45	45	-	-	-	127
Elton Vineyards	59	54	-	-	5	97
Ingram Vineyards	109	-	-	109	-	-
Sub-Total	292	168	-	109	15	478

Contracted Vineyards*
Various	408	408	-	-	-	1,020

Total	1,000	684	34	161	121	1,769

* Contracted acreage is estimated

WVV Estate –Established in 1983, the Estate Vineyard is located at the Winery location south of Salem, near Turner, Oregon.  The WVV Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs.  The Company planted four acres in 2013 and intends to plant the remaining two acres in 2014.

Tualatin Estate Vineyards – Established in 1973 near Forest Grove, Oregon, it is one of the oldest vineyards in Oregon.  It was purchased by the Company in 1997.  A series of sale-leaseback transactions split the property into two additional vineyards, and the Company continues to lease and manage the Peter Michael Vineyards and Meadowview Vineyards, located adjacent to the Tualatin Estate Vineyards.

Ingram Vineyards – The Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings.  Adjacent to the purchased land is an additional 109 leased acres, also for vineyard development.  The Company believes the site is ideally situated to grow premium Pinot Noir and planted 18 acres in 2013.  The Company intends to plant an additional 65 acres in 2014.  The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards.

Grape Vines - Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

These new French clones are called “Dijon clones” after the University of Dijon in Burgundy, which assisted in their selection and shipment to a U.S. government authorized quarantine site, and then two years later to Oregon winegrowers. The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667, 777 and 943. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These new Pinot Noir clones were planted at the Tualatin Estate with phylloxera-resistant rootstock and the 667 and 777 clones have been grafted onto 7 acres of self-rooted, non-phylloxera resistant vines at the Company’s Estate Vineyard.  The Company intends to begin planting 943 clones at its Estate and Ingram Vineyards in 2014.

ITEM 1. BUSINESS - continued

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company’s Estate Vineyard with phylloxera-resistant rootstock.

Grape supply – In 2013, the Company’s 57 producing acres in the Estate Vineyard yielded approximately 141 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced 511 tons of grapes in 2013.  Elton Vineyards produced 97 tons of grapes in 2013.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices or from bulk wine purchases from neighboring wineries.  In 2013, the Company purchased an additional 1,020 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference.  Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan.  The Company believes high quality grapes and bulk wine will be available for purchase in sufficient quantity to meet the Company’s requirements.

The grapes grown on the Company’s vineyards establish a foundation of quality, through the Company’s farming practices, upon which the quality of the Company’s wines is built. In addition, wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural conditions – Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Chardonnay, Riesling and Pinot Gris. The Company believes that the Estate Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Estate Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France.

The Estate Vineyard’s soil type is Jory/Nekia, a dark, reddish-brown, silky clay loam over basalt bedrock, noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

The Estate Vineyard’s elevation ranges from 533 feet to 700 feet above sea level with slopes from 2% to 30% (predominately 12-20%).  The Vineyard’s slope is oriented to the south, southwest and west. Average annual precipitation at the Vineyard is 41.3 inches; average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year’s frost-free season averages from 190 to 210 days. These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions, which produce high quality wine grapes.

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Vineyard for new plantings and unusual drought conditions. At Tualatin Estate Vineyard, the Company has water rights to a year round spring that feeds an irrigation pond.

Susceptibility of vineyards to disease – The Tualatin Estate Vineyard and the adjacent leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. The Company has not detected any phylloxera at its Estate Vineyard.

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

ITEM 1. BUSINESS - continued

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced.  In 2013, the Winery produced approximately 238,000 gallons (95,638 cases) from its 2011 and 2012 harvest. The Company expects to produce approximately 275,000 gallons in 2014 (115,500 cases) from its 2012 and 2013 harvests.

The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of approximately 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product with a capacity of approximately 135,000 cases of wine. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Hospitality facility – The Company has a newly renovated tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”). The main floor of the Hospitality Center includes retail sales space with the Estate Tasting Room, Club Room for Wine Club Members, dining area and mezzanine, which altogether are designed to accommodate approximately 300 persons for tastings, wine and food pairing meals, public and private events and meetings. An iconic observation tower and tiered decks around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Estate Vineyard. The tiered decks funnel into a newly created outdoor courtyard that will be host to many seasonal gatherings. To the south side of the tiered decks, once construction is complete in early 2014, the Company will have two hospitality suites for overnight accommodations. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet including a recent expansion of 2,190 square feet to now store up to 1,800 barrels of wine for aging in the proper environment.

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of terraced lawns for outdoor events. The area between the Winery and Hospitality Center form a 20,000 square foot quadrangle. As designed, a removable fabric top can cover the quadrangle, making it an all-weather outdoor facility to promote the sale of the Company’s wines through festivals and social events.  Above the Company’s working Winery houses the Pinot Room and Founders’ Room, which can accommodate 40 persons and 111 persons for public and private events.

The Company believes the Hospitality Center and surrounding areas make the Winery an attractive recreational and social destination for tourists and residents, thereby enhancing the Company’s ability to sell its wines.

Mortgages on properties – The Company’s winery facilities in Turner are subject to four mortgages with an aggregate principal balance of $5,812,958 at December 31, 2013. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $53,058. The maturity dates of the mortgages range from December 1, 2024 through December 1, 2028.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

ITEM 1. BUSINESS - continued

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638

Cases produced per ton harvested often vary between years mainly due to the timing of when the cases are produced.

Sales and Distribution

Marketing strategy – The Company markets and sells its wines through a combination of direct sales at the Winery, directly through mailing lists, and through distributors and wine brokers.  As the Company has increased production volumes and achieved greater brand recognition, sales to out of state markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

Prior to September of 2011, the Company self-distributed a portfolio of produced wines and purchased wines throughout much of Oregon.  In September of 2011, the Company ceased self-distribution of its produced wines in Oregon, and began using a third-party distributor.  As of June 2012, the Company sold through substantially all purchased wine inventory, and ceased all distribution activities.  Management feels that the current process of distribution in Oregon will allow the Company to redirect its focus to the vineyards and wine making process as well as increasing placements through our distribution network.

The Company uses a variety of marketing channels to generate interest in its wines. The Company has created a new, highly functional website and maintains social media sites. The Company controls a database of customers for email and direct promotions. The Company continues to submit its wines to competitions and state, regional and national media for editorials and ratings.

Direct sales – The Company’s Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). The unique location along Interstate 5 has resulted in greater amount of wines sold at the Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital and growing sales channel and an effective means of product promotion. The Tasting Room is open daily and offers wine tasting and education by trained and friendly personnel. The Company offers a complimentary daily tour along with by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has the largest Wine Club membership in Oregon and now features a Members-only Club Room.

New in 2014, the Company launched “Pairings,” a focused restaurant offering a wine and food pairing lunch. Led by the Winery chef, the menu highlights Northwest fresh dishes paired thoughtfully with the Company’s wines.  Later in the year, community-style share dinners will be hosted on the weekends.

The Winery has developed a strong Winery Ambassador program, which connects its skilled Ambassadors with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email.

ITEM 1. BUSINESS - continued

The Company also operates two additional Tasting Rooms, one in historic downtown McMinnville, in the heart of Oregon Wine Country, and at its Tualatin Estate Vineyard in Forest Grove (located 30 minutes west of Portland).

The Company holds four major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving.  Numerous private events, wedding receptions, charitable and political events are also held at the Winery.

Direct sales are profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at FOB prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2013 and 2012, direct sales contributed approximately 28% and 28% of the Company’s revenue from continuing operations, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 12 non-domestic (export) customers. For 2013 and 2012, sales to distributors and wine brokers contributed approximately 72% and 72% of the Company’s revenue from continuing operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 450 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is located 45 minutes from Portland and less than one mile from The Enchanted Forest, which operates from April through September each year and attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Hope Valley Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites. Many of the visitors to the Enchanted Forest and RV Park visit the Winery.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually.  In 2013, sales to one distributor represented approximately 17.5% of total Company revenue.  In 2012, sales to one distributor represented approximately 18.2% of total Company revenue.

Research and Development

The nature of the Company’s business does not require the Company to incur a material amount of research and development expense.

Competition

The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California and Washington, which, like the Company, produce premium, super premium, and ultra-premium wines. Wine production in the United States is dominated by large California wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. Several Oregon wineries, however, are older and better established and have greater label recognition than that of the Company.

ITEM 1. BUSINESS - continued

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 314,000 gallons (132,000 cases) per year will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

Employees

As of December 31, 2013 the Company had approximately 82 full-time employees and 44 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

ITEM 1. BUSINESS - continued

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

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including the President, Winemaker, and Chief Financial Officer, could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

ITEM 1A. RISK FACTORS - continued

The Company’s ability to operate requires utilization of the line of credit

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements, the proceeds of which were used to acquire the Tualatin operations, construct and remodel the Hospitality Center and pay down the revolving line of credit. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under the line of credit facility will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

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

Fluctuations in quantity and quality of grape supply could adversely affect the Company

A shortage in the supply of quality grapes may result from a variety of factors that determine the quality and quantity of the Company’s grape supply, including weather conditions, pruning methods, diseases and pests, the ability to buy grapes on long and short term contracts and the number of vines producing grapes. Any shortage in the Company’s grape production could cause a reduction in the amount of wine the Company is able to produce, which could reduce sales and adversely impact the Company’s results from operations. Factors that reduce the quantity of the Company’s grapes may also reduce their quality, which in turn could reduce the quality or amount of wine the Company produces. Deterioration in the quality of the Company’s wines could harm its brand name and could reduce sales and adversely impact the Company’s results of operations.

ITEM 1A. RISK FACTORS - continued

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

A reduction in consumer demand for premium wines could harm the Company’s business

There have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company’s product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; increased concern about the health consequences of consuming alcoholic beverage products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on beverage alcohol products. The competitive position of the Company’s products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

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

Increased regulation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations, or increased licensing fees, requirements or taxes could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company’s business and its results of operations and its cash flows.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns or leases 592 acres of land, of which 300 acres is owned and 292 acres leased.  Of the 592 acres of land owned or leased, 276 acres are productive vineyards, 195 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 121 acres are not suitable for vineyard planting or are used for winery or hospitality purposes.

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced. In 2013, the Winery produced approximately 238,000 gallons (95,638 cases) from its 2011 and 2012 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company has a large tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”). The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery.  The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet including a recent expansion of 2,190 square feet to now store up to 1,800 barrels of wine for aging in the proper environment.

The Company’s Tualatin Estate Vineyards has 20,000 square feet of production capacity. This adds approximately 25,000 cases (59,000 gallons) of wine production capacity to the Company.  The capacity at Tualatin is not currently used but is available to the Company to meet any anticipated future production needs.  Additionally, the Company operates a small retail store and tasting room at the vineyard.

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

Not applicable.

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

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2013	12/31/2013	9/30/2013	6/30/2013	3/31/2013

High	$7.60	$5.75	$4.97	$4.80
Low	$5.26	$4.24	$4.11	$3.71

Quarters ended 2012	12/31/2012	9/30/2012	6/30/2012	3/31/2012

High	$3.95	$4.01	$3.67	$3.45
Low	$3.51	$3.33	$3.20	$3.00

Holders

As of May 15, 2013, the record date for the Company’s 2013 annual meeting, the Company had approximately 4,375 stockholders of record.

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities not disclosed in previous submissions are as follows:

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 2013	-	-	-	$74,898
November 2013	-	-	-	74,898
December 2013	-	-	-	74,898

Total	-	-	-	$74,898

As originally disclosed in the Form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors authorized the expenditure of $200,000 to be used in the buyback program to run through April 1, 2012.   During the three months ended June 30, 2012, the Board of Directors expanded the buyback program an additional $50,000 and extended the program to last until the full amount of authorized funds are expended.  During the three months ended September 30, 2012, the Board of Directors authorized additional buybacks of $250,000, bringing the total amount authorized for buyback to $500,000. As of December 31, 2013, $74,898 remains unspent.

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

The Company pays depletion allowances to the Company’s distributors based on their sales to their customers. The Company sets these allowances on a monthly basis and the Company’s distributors bill them back on a monthly basis. All depletion expenses associated with a given month are expensed in that month as a reduction of revenues. The Company also reimburses for samples used by distributors up to 1.5% of product sold to the distributors.  Sample expenses are recognized at the time the Company is billed in the selling, general and administrative expense.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club memberships had a net increase of approximately 609 for the year ended December 31, 2013.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities or part of the long term business plan.

The Company sold approximately 100,500 and 99,000 cases of produced wine during the years ended December 31, 2013 and 2012, respectively, an increase of 1,500 cases, or 1.5% in the current year over the prior year.  The increase in wine sales was the result of growth in both retail sales and sales through distributors.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs associated with purchased production materials.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.  The Company expects cost of sales to increase, over the next several years, as lower yield vintages are released.

At December 31, 2013, wine inventory includes approximately 69,388 cases of bottled wine and 312,510 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 95,638 cases during the year ended December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

The Company produced revenue of $13,271,914 and $12,527,268 for the years December 31, 2013 and 2012, respectively, an increase of $744,646 or 5.9%, for the year ended December 31, 2013 over the prior year period.  The primary reasons for this increase are increased out-of state and retail sales, partially offset by decreased in-state sales.

Gross profit was $7,683,475 and $7,273,932 for the years ended December 31 2013 and 2012, respectively, an increase of $409,543, or 5.6%, for the year ended December 31, 2013 over the prior year period.  This increase was generally driven by two key factors: reductions in sales depletion expenses paid to distributors and increased direct-to-consumer sales as a percentage of total sales.

The gross margin percentage was 57.9% and 58.1% for the years ended December 31, 2013 and 2012, respectively, a decrease of 0.2 points, or 0.3%, for the year ended December 31, 2013 over the prior year period.  This decrease in the gross profit percentage is a result of increases in retail sales subject to discounts, changes in product sales mix and other factors.

Selling, general and administrative expenses were $5,308,931 and $5,075,052 for the years ended December 31, 2013 and 2012, respectively, an increase of $233,879, or 4.6%, for the year ended December 31, 2013 over the prior year period.  This increase was primarily the result of the increased selling expenses, which were partially offset by a decrease in general and administrative costs.

Income from operations was $2,374,544 and $2,198,880 for the years ended December 31, 2013 and 2012, respectively, an increase of $175,664, or 8.0%, for the year ended December 31, 3013 over the prior year period.  The primary reasons for this increase are increased gross profit, which was partially offset by increased selling expenses.

Losses from discontinued operations before taxes were $0 and $242,878 for the years ended December 31, 2013 and 2012, respectively, a reduction of $242,878, or 100.0%, for the year ended December 31, 3013 over the prior year period.  This reduction is directly related to discontinued operations ceasing in 2012.

Provision for income taxes was $904,709 and $739,434 for the years ended December 31, 2013 and 2012, respectively, an increase of $165,275, or 22.4%, for the year ended December 31, 3013 over the prior year period.  This increase is primarily related to increased net income before taxes.

Net income was $1,423,492 and $1,202,849, for the years ended December 31, 2013 and 2012, respectively, an increase of $220,643, or 18.3%, for the year ended December 31, 3013 over the prior year period.  The primary reasons for this increase are reductions in the loss from discontinued operations and an increase in income from continuing operations.

Diluted earnings per share were $0.29 and $0.25 for the years ended December 31, 2013 and 2012, respectively, an increase of $0.04, or 16%, for the year ended December 31, 3013 over the prior year period.  The primary reasons for this increase are reductions in the loss from discontinued operations and an increase in income from continuing operations.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors.  These three sales channels represent 28.2%, 17.5% and 54.2%, of net sales for the year ended December 31, 2013, respectively.  This compares to 27.6%, 18.3% and 54.1% of net sales for the year ended December 31, 2012, respectively.  Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company had cash balances of $945,683, net of restricted cash of $450,000, and $4,553,113 at December 31, 2013 and 2012, respectively.  The Company had no outstanding line of credit balance at December 31, 2013 and 2012.

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

Management believes cessation of self-distribution activity, and utilization of Young’s Market Company to distribute Company-produced wines in Oregon, reduced operating expenses.  In 2012, total selling, general and administrative expenses were $5,532,579.  Of this, $457,527 is attributable to self-distribution activities. After separating out discontinued operations for 2012, selling, general and administrative expenses from continuing operations was $5,075,052.  Management did not incur any selling, general or administrative expenses from discontinued operations in 2013.

Management successfully liquidated purchased wine inventory at or above cost during 2012.  There are no other balance sheet amounts related to the cessation of self-distribution activities that are expected to have a material impact on future financial performance.

Hospitality Center

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s Hospitality Center.  The Board approved a total project cost of up to $4.5 million, to be financed with $2,000,000 of new borrowings from NW Farm Credit Services, with the balance of the costs funded by using existing cash reserves.  In November of 2013 the Board approved additional costs, in excess of the original budget, to be funded by using cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for outdoor events.  Management believes that these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction began in February 2013, and is expected to be finished in April 2014.

Sales

Wine sales for the years ended December 31, 2013 and 2012 and ending inventory amounts for the year ended December 31, 2013, are shown on the following table, as well as planned production quantities for the year ending December 31, 2013:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2013	2012	December 31, 2013	(Cases) 2014

Pinot Noir/Estate	12,500	13,000	19,500	9,900
Pinot Noir/Barrel Select	6,000	7,500	1,500	6,000
Pinot Noir/Founders Reserve	2,500	3,000	2,500	2,700
Pinot Noir/Special Designates	2,500	3,500	11,500	4,500
Pinot Noir/Whole Cluster	23,500	20,000	6,500	26,000
Pinot Gris	20,000	19,000	7,000	28,500
Riesling	20,500	21,500	5,000	26,800
Table Wine	6,500	6,000	2,000	8,600
Other	6,500	5,500	13,500	2,500

Total	100,500	99,000	69,000	115,500

Approximately 47% of the Company’s case sales during 2013 were of the Company’s flagship varietal, Pinot Noir.  Case sales of Riesling and Pinot Gris follow with approximately 20% and 20% of case sales, respectively.  The Company sold approximately 100,500 and 99,000 cases of Company-produced wine during the years ended December 31, 2013 and 2012, respectively.  This represents an increase of approximately 1,500 cases, or 1.5%.  This increase in case sales was the result of growth in both retail sales and sales through distributors.

Wine Inventory

The Company had approximately 69,000 cases of bottled wine on-hand at the end of 2013.  Sufficient bulk wine inventory is on-hand to bottle approximately 115,500 cases of wine in 2014.  Management believes that sufficient stock is on hand to meet current demand levels until the 2014 vintage becomes available.

Production Capacity

Current production volumes are well within the current production capacity constraints of the Winery.  In 2013, approximately 95,638 cases were produced, and Management anticipates bottling approximately 115,500 cases in 2014.  The Winery has capacity to comfortably process about 132,000 cases of wine per year.  Management continues to invest in new production technologies to increase the efficiency and quality of wine production.  During 2013, the Company did not choose to utilize the wine production facilities at the Tualatin Vineyards location.  The Tualatin Vineyards wine production facility has capacity to produce approximately 25,000 cases of wine.  The facility is maintained in good condition, and is occasionally used by other local wineries.  Management intends to fully utilize the production capacity at the primary Turner location before expanding into the Tualatin Vineyards facility.

Grape Supply

For the 2013 and 2012 vintages, the Company grew approximately 42% and 48% of all grapes harvested, respectively.  The remaining grapes harvested were purchased from other growers.  In 2013 and 2012, 18% and 32% of grapes harvested were purchased under short-term contracts, and 40% and 20% of grapes harvested were purchased under long-term contracts, respectively.

Grapes are typically harvested and received in October of the vintage year.  Upon receipt, the grapes are weighed, and a quality analysis is performed to ensure the grapes meet the standards set forth in the purchase contract.  Based on the amount of qualifying grapes received, the full amount payable to the grower is recorded to the grapes payable liability account.  Approximately 50% of the grapes payable amount is due in November of the vintage year.  The remaining amount is due in March of the following year.  The grapes are processed into wine, which is typically bottled and available for sale between five months and two years from date of harvest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company received $554,532 and $325,977 worth of grapes from long-term contracts during the years ended December 31, 2013 and 2012, respectively.  The Company received $596,995 and $752,139 worth of grapes from short-term contracts during the years ended December 31, 2013 and 2012, respectively.  Total Grapes payable were $689,028 and $539,584 for the years ended December 21, 2013 and 2012, respectively.  Grapes payable includes $277,625 and $161,340 of grapes payable from long-term contracts as of December 31, 2013 and 2012, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease.  The Company has approximately 34 acres of vineyards that have been planted but are in the pre-productive stage.  These vineyards will begin bearing fruit in the next one to three years.  The Company has approximately 161 acres of land that is suitable for future vineyard development.  Management currently has plans to plant approximately 67 acres and 30 acres in the years 2014 and 2015, which will begin bearing fruit in years 2018 and 2019, respectively.  Additionally, the company will seek out opportunities to acquire land for future grape plantings in order to better control its supply chain, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts that expire after vintage years 2015 and 2016.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines, was enhanced by national and regional media coverage throughout 2013 and into 2014.

January 2013 marked the 30th annual San Francisco Chronicle Wine Competition where our 2011 Pinot Gris received a Gold Medal and our 2011 Riesling was awarded a Double Gold Medal.

Robert Parker’s Wine Advocate issue 202 recognized several of Willamette Valley Vineyard’s wines with 90+ point scores; 2010 Hannah Pinot Noir, 92pts; 2010 Elton Pinot Noir, 91pts; 2010 Yamhill-Carlton Pinot Noir, 91pts; 2010 Signature Cuvée Pinot Noir, 90pts.

In March, Founder and CEO Jim Bernau traveled to New York with the Oregon Wine Board for Snooth.com’s “People’s Voice Wine Awards” Grand Tasting. The Company’s 2009 Pinot Gris was named one of the “Top 25 Premium Wines” and the 2009 Estate Pinot Noir was the #1 pick among Snooth's readers and recognized as the “Top Super Premium Wine.” The previous evening, Mr. Bernau was a featured guest at Snooth’s exclusive wine blogger spotlight dinner and has since been the topic of many positive blog posts and online articles.

Beginning with the 2010 vintage, the Estate Pinot Noir is the Company’s signature wine. The black vintage label has been replaced with a label that reflects the use of all estate-grown fruit. This has been a 30 year quest for Jim Bernau as he worked to generate enough wine grapes from the Company’s Willamette Valley Vineyards, Tualatin Estate and Elton Vineyard properties.

In April, Wine & Spirits magazine recognized the 2011 Whole Cluster Pinot Noir with 90 points/Best Buy.

NBC’s hit show, “Grimm” aired its season 2 finale in May where a Willamette Valley Vineyards Pinot Noir made a cameo. This marks the 4th time the Company’s wine has made an appearance since the Oregon-based show began in 2012.

In May, the Company’s 2011 Pinot Gris received a 2013 Oyster Award from the 2013 Pacific Coast Oyster Wine Competition. Only nine other wineries were awarded, Willamette Valley Vineyards being the single winner from Oregon.

Wine & Spirits’ June issue recognized the 2010 Signature Cuvée Pinot Noir with 90 points and the 2010 Elton Pinot Noir with 92 points.

The Oregon Live website, powered by the Oregonian newspaper, held its second annual “Winery with the Best View” reader poll in June. Willamette Valley Vineyards received 56% of the votes, successfully winning the poll.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In July, Stephen Tanzer’s International Wine Cellar recognized five of the Company’s Pinot Noirs with 90+ points; 2010 Elton Pinot Noir, 92pts; 2010 Bernau Block Pinot Noir, 91pts; 2010 Signature Cuvée Pinot Noir, 90pts; Tualatin Estate Pinot Noir, 90pts; Hannah Pinot Noir, 91pts.

Gregory Walter’s James Beard Award-winning “PinotReport,” issue #88, awarded five Willamette Valley Vineyard wines with 90+ points in July; 2010 Tualatin Estate Pinot Noir, 92pts; 2012 Whole Cluster Pinot Noir, 91pts/Smart Buy; 2010 Signature Cuvée Pinot Noir, 91pts, 2010 Elton Pinot Noir, 91pts; 2010 Estate Pinot Noir, 90pts.

Wine Enthusiast Magazine’s Paul Gregutt reviewed the 2010 Bernau Block Pinot Noir in their July issue, giving it 90pts and further identifying the wine as a “Cellar Selection.”  The Company’s 2012 Riesling was chosen as a value pick for July in the Oregon Wine Press, stating, “WVV couldn’t be doing it better… this wine is round and appealing on the palate.”

Wine Writer, Julia Crowley, called the winery’s 2010 Elton Pinot Noir “the epitome of stellar Willamette Valley Pinot Noir” in a July article in the Eugene Daily News.

The Company’s Estate Pinot Noir made a cameo in November on the hit CBS television show, “How I Met Your Mother,” which featured the American actor, John Lithgow.

In November, the winery hosted the Oregon Leadership Dinner presented by Oregon Governor Kitzhaber and First Lady Cylvia Hayes and benefiting Special Olympics Oregon. The event earned coverage in several media outlets including, Willamette Living Magazine and the Oregonian, Statesman Journal and the Eugene Daily News newspapers.

The Company’s 2010 Bernau Block Pinot Noir received 90pts in the Wine & Spirits December issue, stating, “This polished pinot has a high-toned pine scent to support its dark red cherry fruit.”

Eugene Monthly magazine chose the 2010 Tualatin Estate Pinot Noir, among only three other wines, to feature in their “Festive Froths, Wines for the Winter Season” article in their Winter 2013 issue.

Jim Bernau and Willamette Valley Vineyards were featured in the December issue of Willamette Living Magazine in an interview article called, “Meet the Vintner.” The article highlighted our new hospitality center and how the winery began.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from Winery operations for the three and twelve months ended December 31, 2013 and 2012:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2013	2012	2013	2012

Retail sales	$1,034,804	$1,028,956	$3,813,953	$3,470,802
In-state sales	621,920	778,751	2,376,497	2,353,682
Out-of-state sales	2,001,924	2,049,778	7,349,489	6,941,447
Bulk wine/miscellaneous sales	5,535	65,859	9,376	65,859

Total revenue	3,664,183	3,923,344	13,549,315	12,831,790

Less excise taxes	(86,634)	(125,589)	(277,401)	(304,522)

Net revenue	$3,577,549	$3,797,755	$13,271,914	$12,527,268

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2013 Compared to 2012

Retail sales for the years ended December 31, 2013 and 2012 were $3,813,953 and $3,470,802, respectively, an increase of $343,151, or 9.9%, for the year ended December 31, 3013 over the prior year period.  This increase was primarily driven by membership growth in the Company’s wine club program and by increased visitor traffic to the winery’s McMinnville Tasting Room and Tualatin Estate Vineyards locations, which were partially offset by a decrease in room rental fees as a result of hospitality center construction.

In-state sales for the years ended December 31, 2013 and 2012 were $2,376,497 and $2,353,682, respectively, an increase of $22,815, or 1.0%, for the year ended December 31, 3013 over the prior year period.  Management believes this slight increase is not attributable to any single factor.

Out-of-state sales for the years ended December 31, 2013 and 2012 were $7,349,489 and $6,941,447, respectively, an increase of $408,042, or 5.9%.  Management believes this increase is primarily related to increased sales efforts combined with a decrease in depletion incentives granted to distributors.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2013 and 2012 were $277,401 and $304,522, a decrease of $27,121, or 8.9%, for the year ended December 31, 3013 over the prior year period.  This was due primarily to timing differences and a refinement in the methodology of calculating OLCC tax payments.

Cost of Sales was $5,588,439 and $5,253,336 for the years ended December 31, 2013 and 2012, respectively, an increase of $335,103, or 6.4%, for the year ended December 31, 3013 over the prior year period.  The changes to cost of sales can be attributed to the overall increase in cases sold.

As a percentage of net revenue, gross profit was 57.9% and 58.1% in the years ended December 31, 2013 and 2012, respectively, a decrease of 0.2 points or, 0.3%, for the year ended December 31, 3013 over the prior year period.  This decrease in the gross profit percentage is a result of increases in sales subject to discounts, changes in product sales mix and other factors.

The Company is continuing its focus on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

Selling, general and administrative expenses were $5,308,931 and $5,075,052 for the years ended December 31, 2013 and 2012, respectively, an increase of $233,879, or 4.6%, for the year ended December 31, 3013 over the prior year period.  This increase was primarily the result of the increased selling expenses partially offset by a decrease in general and administrative costs.

Interest income was $6,963 and $8,548 for the years ended December 31, 2013 and 2012, respectively.  The decrease in interest income is primarily the result of changes in the balances of cash on hand in the Company’s accounts.  Interest expense was $245,431 and $232,291 for the years ended December 31, 2013 and 2012, respectively, an increase of $13,140, or 5.7%, for the year ended December 31, 3013 over the prior year period. The increase in interest expense was due to the increase in the average balance of long-term debt held during the year, net of capitalized interest.

Other income, net, was $192,125 and $124,531 for the years ended December 31, 2013 and 2012, respectively, an increase of $67,594, or 54.3%, for the year ended December 31, 3013 over the prior year period. The increase in other income, net, relates primarily to the refund of worker’s compensation premiums and a patronage payment, from Northwest Farm Credit, received in 2013 that did not occur in 2012 in addition to a loss on the disposition of an asset in 2012 that did not occur in 2013.

Pre-tax losses from discontinued operations were $0 and $242,878 for the years ended December 31, 2013 and 2012, respectively, a reduction of $242,878 or 100%.  This decrease is primarily the result of the Company having completed the wind-down of discontinued operations midway through 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The provision for income taxes and the Company’s effective tax rate, from continuing operations, was $904,709 and 38.9%, respectively of pre-tax income in the year ended December 31, 2013.  The provision for income taxes and the Company’s effective tax rate, from continuing operations, was $739,434 and 35.2%, respectively of pre-tax income in the year ended December 31, 2012.  The change in the Company’s effective tax rate is primarily the result of changes in the apportionment of tax rules between states.

As a result of the above factors, net income was $1,423,492 and $1,202,849 for the years ended December 31, 2013 and 2012, respectively, an increase of $220,643, or 18.3%, for the year ended December 31, 3013 over the prior year period. Basic earnings per share were $0.30 and $0.25 for the years ended December 31, 2013 and 2012, respectively, an increase of $0.05 or 20%.  The increase in Earnings per share is primarily a result of increased net income and a reduction in loss from discontinued operations.

First Quarter 2014 Outlook

Sales in the first two months of 2014 are lower than the prior year’s sales for the same period, showing a 6.5% overall decrease.   These sales results are composed of 9.4% increase in direct to consumer sales, 10.1% decrease in in-state sales, and 13.5% decrease in out-of-state sales.  Management believes that winter weather conditions in the U.S. experienced thus far in 2014 have adversely impacted sales.

Liquidity and Capital Resources

At December 31, 2013, the Company had a working capital balance of $9.8 million and a current ratio of 4.57:1. At December 31, 2012, the Company had a working capital balance of $12.9 million and a current ratio of 6.43:1. The Company had cash balances of $945,683, net of restricted cash of $450,000, and $4,553,113 at December 31, 2013 and 2012, respectively. The decrease in cash year over year was primarily due to cash spent on the Hospitality Center remodel and expansion project.

Total cash provided from operating activities for the years ended December 31, 2013 and 2012 was $1,692,829 and $2,390,856, respectively.  In 2013 these results were primarily due to income from operations, buoyed by non-cash operating expenses such as depreciation and deferred income taxes and offset by an increase in inventory.

Total cash used in investing activities for the years ended December 31, 2013 and 2012 was $6,692,862 and $1,558,693, respectively.  These results were primarily due to additions to property and equipment and vineyard development.

Total cash provided (used) in financing activities for the years ended December 31, 2013 and 2012 was $1,396,940 and $(495,387).   In 2013, these results were primarily due receipt of loan proceeds for the Hospitality Center remodel and expansion project and proceeds from stock option exercises partially offset by payments of long-term debt and the repurchase of common stock.

Total cash provided (used) from discontinued operations for the years ended December 31, 2013 and 2012 was $(4,337) and $805,045, respectively.  This is primarily a result of the payment of a liability associated with operations discontinued in 2012.

At December 31, 2013, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2013, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2014.

As of December 31, 2013, the Company had a total long-term debt balance of $5,812,958 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s contractual obligations as of December 31, 2013 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$5,816,745	$306,353	$677,252	$761,032	$4,072,108
Grape payables	689,028	689,028	-	-	-
Operating leases	2,618,473	350,003	715,934	736,890	815,646

Total contractual obligations	$9,124,246	$1,345,384	$1,393,186	$1,497,922	$4,887,754

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	28

Financial Statements

Balance Sheets	29

Statements of Income	30

Statements of Shareholders’ Equity	31

Statements of Cash Flows	32

Notes to Financial Statements	33-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 27, 2014

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$945,683	$4,553,113
Accounts receivable, net	1,229,391	1,088,550
Inventories (Note 3)	9,833,312	9,226,884
Prepaid expenses and other current assets	177,769	89,503
Current portion of note receivable	-	23,231
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	143,363	8,734
Total current assets	12,579,518	15,240,015

Restricted Cash (Note 1)	450,000	-
Vineyard development costs, net	2,257,217	1,567,976
Property and equipment, net (Note 4)	13,659,090	8,305,636
Debt issuance costs, net	58,987	47,369
Distribution agreement receivable, net of current portion	-	250,000

TOTAL ASSETS	$29,004,812	$25,410,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$711,333	$728,596
Accrued expenses	456,842	474,776
Current portion of long-term debt	306,353	209,327
Income taxes payable	-	17,659
Deferred income taxes	444,000	254,000
Current portion of liabilities from discontinued operations, net	-	4,337
Current portion of deferred revenue-distribution agreement	142,857	142,857
Grapes payable	689,028	539,584
Total current liabilities	2,750,413	2,371,136

Long-term debt, net of current portion	5,510,392	3,816,911
Deferred rent liability	182,490	197,241
Deferred revenue-distribution agreement, net of current portion	523,803	666,663
Deferred gain	185,456	217,551
Deferred income taxes	993,000	800,000
Total liabilities	10,145,554	8,069,502

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,946,017 and
4,894,977 shares issued at December 31, 2013 and December 31, 2012, respectively, 4,832,559 and 4,804,708 shares outstanding at
December 31, 2013 and December 31, 2012, respectively.	8,857,085	8,656,926
Retained earnings	10,427,275	9,003,783
Less: Common stock held in treasury, at cost, 113,418 and 90,269 shares
at December 31, 2013 and December 31, 2012, respectively	(425,102)	(319,215)
Total shareholders' equity	18,859,258	17,341,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,004,812	$25,410,996

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2013	2012

SALES, NET	$13,271,914	$12,527,268
COST OF SALES	5,588,439	5,253,336

GROSS PROFIT	7,683,475	7,273,932

SELLING, GENERAL & ADMIN EXPENSES	5,308,931	5,075,052

INCOME FROM OPERATIONS	2,374,544	2,198,880

OTHER INCOME (EXPENSE)
Interest income	6,963	8,548
Interest expense	(245,431)	(232,291)
Other income, net	192,125	124,531

INCOME BEFORE INCOME TAXES	2,328,201	2,099,668

INCOME TAX PROVISION	(904,709)	(739,434)

INCOME FROM CONTINUING OPERATIONS	1,423,492	1,360,234

DISCONTINUED OPERATIONS
Loss from operations	-	(242,878)
Income tax benefit	-	85,493

LOSS FROM DISCONTINUED OPERATIONS	-	(157,385)

NET INCOME	$1,423,492	$1,202,849

BASIC NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.30	$0.28
BASIC NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	0.00	(0.03)

BASIC NET INCOME PER COMMON SHARE	$0.30	$0.25

DILUTED NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.29	$0.28
DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	0.00	(0.03)

DILUTED NET INCOME PER COMMON SHARE	$0.29	$0.25

Weighted average number of basic common shares outstanding	4,804,801	4,849,163

Weighted average number of diluted common shares outstanding	4,856,321	4,855,756

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury	Retained
	Shares	Dollars	Stock	Earnings	Total

Balance at December 31, 2011	4,892,977	$8,632,746	$-	$7,800,934	$16,433,680

Stock based compensation expense	-	18,000	-	-	18,000

Common stock issued and options exercised	2,000	6,180	-	-	6,180

Treasury stock purchased	(90,269)	-	(319,215)	-	(319,215)

Net income	-	-	-	1,202,849	1,202,849

Balance at December 31, 2012	4,804,708	8,656,926	(319,215)	9,003,783	17,341,494

Stock based compensation expense	-	22,839	-	-	22,839
	-	-	-	-
Common stock issued and options exercised	51,000	177,320	-	-	177,320
	-	-	-	-
Treasury stock purchased	(23,149)	-	(105,887)	-	(105,887)

Net income	-	-	-	1,423,492	1,423,492

Balance at December 31, 2013	4,832,559	$8,857,085	$(425,102)	$10,427,275	$18,859,258

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income from continuing operations	$1,423,492	$1,360,234
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	748,832	725,286
(Gain)/loss on disposition of property & equipment	(675)	22,243
Stock based compensation expense	22,839	18,000
Deferred rent liability	(14,751)	(10,806)
Deferred income taxes	383,000	(51,000)
Deferred revenue-distribution agreement	(142,860)	(142,860)
Deferred gain	(32,095)	(32,095)
Change in operating assets and liabilities:
Accounts receivable, net	(140,841)	(101,959)
Inventories	(606,428)	(383,071)
Prepaid expenses and other current assets	(88,266)	48,879
Distribution agreement receivable	250,000	250,000
Income taxes receivable	(134,629)	220,603
Other assets	-	4,456
Income taxes payable	(17,659)	17,659
Grapes payable	149,444	150,351
Accounts payable	(88,640)	259,143
Accrued expenses	(17,934)	35,793
Net cash from operating activities	1,692,829	2,390,856

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development	(764,910)	(246,064)
Additions to property and equipment	(5,970,933)	(1,377,551)
Proceeds from sale of property and equipment	19,750	7,385
Payments received on note receivable	23,231	57,537
Net cash from investing activities	(6,692,862)	(1,558,693)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from long-term debt held as restricted cash	(450,000)	-
Payments on long-term debt	(209,493)	(182,352)
Borrowings on long-term debt	2,000,000	-
Payment of debt issuance costs	(15,000)	-
Proceeds from stock options exercised	177,320	6,180
Repurchase of common stock	(105,887)	(319,215)
Net cash from financing activities	1,396,940	(495,387)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	(4,337)	756,305
Net cash from investing activities of discontinued operations	-	48,740
Net cash from discontinued operations	(4,337)	805,045

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,607,430)	1,141,821

CASH AND CASH EQUIVALENTS, beginning of year	4,553,113	3,411,292

CASH AND CASH EQUIVALENTS, end of year	$945,683	$4,553,113

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$247,377	$176,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra-premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.

The Company has direct-to-consumer sales and national sales to distributors.  These sales channels have mostly similar economic characteristics, offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution.

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

Direct-to-consumer sales, including miscellaneous sales and grape sales, represented approximately 28.2% and 27.6% of revenue from continuing operations for 2013 and 2012, respectively.

Sales of Company-produced wines in Oregon represented approximately 17.5% and 18.3% of revenue from continuing operations for 2013 and 2012, respectively.

Out-of-state sales, including foreign sales, represented approximately 54.2% and 54.1% of revenue from continuing operations for 2013 and 2012, respectively. Foreign sales represent 2% of total sales.

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

In 2013, sales to one distributor represented approximately 17.5% of total Company revenue.  In 2012, sales to one distributor represented approximately 18.2% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,244,131 and $1,101,458 as of December 31, 2013 and 2012 exclusive of the allowance for doubtful accounts.  The allowance for doubtful accounts is further discussed in Note 2.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Restricted cash – On September 23, 2013 Northwest Farm Credit Services advanced $1,973,949 of cash as net proceeds, calculated as a $2,000,000 loan less $26,051 of associated loan costs, of a loan agreement with the Company for the Hospitality Center remodel and expansion project.  These proceeds were held in an account with the lender and were accessible to the Company, upon certifying expenditures in excess of the Company’s commitment of $2.5 million to the project, with $450,000 being withheld, at December 31, 2013, until final project completion.  The Company has certified expenditures, up to the commitment requirement, and estimates that final expenditure certification will occur by April 30, 2014 and the Company will have access to the remaining funds.

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $958,067 and $882,398 at December 31, 2013 and 2012, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2013 and 2012, approximately $75,669 and $75,669, respectively, was amortized into inventory costs.

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

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. The Company incurred an additional $15,000 of debt issuance costs in 2013 related to the new long-term debt from NW Farm Credit Service. For the years ended December 31, 2013 and 2012, amortization of debt issuance costs was approximately $3,382 and $3,383 respectively.  Debt issuance amortization costs are scheduled at $4,383 for each of the next five years, and $37,071 thereafter.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2013 and 2012, the Company has recorded a distribution agreement receivable in the amount of $250,000 and $500,000, respectively, with $250,000 being current for each of the years reported.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the year ended December 31, 2013 and 2012, the Company has recognized revenue related to this agreement in the amount of $142,860 and $142,860, respectively, recorded to other income.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company had no unrecognized tax benefits as of December 31, 2013 or 2012. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2013 and 2012 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California and Connecticut. The Company may be subject to examination by the IRS for tax years 2010 through 2013. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2009 through 2013. The Company is currently not under examination by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2013 and 2012, rent costs paid in excess of amounts recognized totaled $14,751 and $10,806, respectively.

Revenue recognition – The Company recognizes revenue when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes.

The Company has price incentive programs with its distributors to encourage product placement and depletions.  In accordance with FASB ASC 605-50, Revenue Recognition – Customer Payments and Incentives, when recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses.  Incentive program payments are made when completed incentive program payment requests are received from the customers.  Incentive payments to a customer reduces the incentive program accrued liability.  For the years ended December 31, 2013 and 2012, the Company recorded incentive program expenses of $197,301 and $306,924, respectively, as a reduction in sales on the income statement.  As of December 31, 2013 and 2012, the Company has recorded an incentive program liability in the amount of $60,241 and $62,428, respectively, which is included in accrued expenses on the balance sheet.

Cost of goods sold – Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as selling, general and administrative expenses without regard to inventory units. Warehouse and winery production and facilities costs, which make up approximately 11% of total costs, are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2013 and 2012, advertising costs incurred were approximately $48,000 and $70,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2013 and 2012, these costs, which are included in selling, general and administrative expenses, totaled approximately $85,900 and $137,300, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2013 and 2012, such costs totaled approximately $315,147 and $325,800, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2013 and 2012, excise taxes incurred were approximately $277,000 and $305,000 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the years ended December 31, 2013 and 2012, the Company recognized pretax compensation expense related to stock options of $22,839 and $18,000, respectively.

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

Options to purchase 260,200 shares of common stock were outstanding at December 31, 2013 and diluted weighted-average shares outstanding at December 31, 2013 include the effect of 51,520 stock options. Options to purchase 311,200 shares of common stock were outstanding at December 31, 2012 and diluted weighted-average shares outstanding at December 31, 2012 include the effect of 6,593 stock options.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	2013			2012
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	per		Shares	per
	Income	Outstanding	Share	Income	Outstanding	Share

Basic	$1,423,492	4,804,801	$0.30	$1,202,849	4,849,163	$0.25
Options	-	51,520	-	-	6,593	-

Diluted	$1,423,492	4,856,321	$0.29	$1,202,849	4,855,756	$0.25

Statement of cash flows – Supplemental disclosure of cash flow information:

	2013	2012

Income tax paid	$676,040	$466,679
Interest paid (net of capitalized interest)	$239,041	$236,050
Supplemental schedule of noncash investing and financing activities:
Purchases of property, plant, and
equipment included in accounts payable	$247,377	$176,000

Recently issued accounting standards – In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statement, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted ASU No. 2013-02 effective January 1, 2013.  The adoption concerns presentation and disclosure only and did not have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryfrorward except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  This update would be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted.  The Company does not believe that adoption of this update will have a material impact on the financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $14,740 and $12,908 at December 31, 2013 and 2012, respectively.  Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2013	2012

Balance at Beginning of Period	$12,908	$20,825
Charged to costs and expenses	2,796	16,210
Charged to other accounts	-	-
Write-offs, net of recoveries	(964)	(24,127)

Balance at End of Period	$14,740	$12,908

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2013	2012

Winemaking and packaging materials	$732,909	$454,612
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,099,224	3,891,754
Finished goods (bottled wine and related products)	5,001,179	4,880,518

Current inventories	$9,833,312	$9,226,884

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2013	2012

Construction in progress	$5,056,096	$1,227,008
Land, improvements and other buildings	3,605,471	2,892,108
Winery buildings and hospitality center	7,378,516	6,795,799
Equipment	7,162,200	6,299,500

	$23,202,283	$17,214,415

Less accumulated depreciation	(9,543,193)	(8,908,779)

	$13,659,090	$8,305,636

Depreciation expense was $669,781 and $646,333 during the years ended December 31, 2013 and 2012, respectively.  Capitalized interest was $25,999 and $0 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2013 for a period of 12 months. The interest rate was 3.25% at December 31, 2013 and 2012. At December 31, 2013 and 2012 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2013, the Company was in compliance with these financial covenants.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2013	2012

Northwest Farm Credit Services Loan #1	$1,310,084	$1,377,827
Northwest Farm Credit Services Loan #2	1,233,472	1,306,945
Northwest Farm Credit Services Loan #3	1,269,402	1,331,999
Northwest Farm Credit Services Loan #4	2,000,000	-
Other long term debt	3,787	9,467

	5,816,745	4,026,238
Current portion	(306,353)	(209,327)

	$5,510,392	$3,816,911

The Company has four agreements with Northwest Farm Credit Services (“FCS”). Loan #1 requires monthly payments of $12,266, bears interest at a rate of 5.90%, is collateralized by real estate and equipment, and matures in 2026. Loan #2 requires monthly payments of $13,232, bears interest at a rate of 6.70%, is collateralized by real estate and equipment, and matures in 2024. Loan #3 requires monthly payments of $12,004, bears interest at a rate of 6.25%, is collateralized by real estate and equipment, and matures in 2026. Loan #4 requires monthly payments of $15,556, bears interest at a rate of 4.75%, is collateralized by real estate and equipment, and matures in 2028.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2013, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2014	$306,353
2015	328,765
2016	348,487
2017	369,413
2018	391,619
Thereafter	4,072,108

$5,816,745

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2013 and 2012 was 5.75% and 6.3% respectively.

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

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 – STOCK INCENTIVE PLAN - continued

The following table presents information on stock options outstanding for the periods shown:

	2013		2012
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	311,200	$3.76	356,200	$3.71
Granted	-	-	-	-
Exercised	(51,000)	3.48	(2,000)	3.09
Forfeited	-	-	(43,000)	3.31

Outstanding at end of period	260,200	$3.82	311,200	$3.76

The following table presents information on stock options outstanding for the periods shown:

	2013	2012

Intrinsic value of options exercised in the period	$92,952	$1,023
Stock options fully vested and expected to vest	260,200	311,200
Weighted average exercise price	$3.82	$3.76
Aggregate intrinsic value	$642,548	$84,400
Weighted average contractual term of options	2.47 years	3.54 years
Stock options vested and currently exercisable	199,200	223,200
Weighted average exercise price	$4.01	$3.99
Aggregate intrinsic value	$453,528	$40,870
Weighted average contractual term of options	1.92 years	2.90 years

Weighted-average options outstanding and exercisable at December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2013	Life	Price	2013	Price
$2.31	8,000	0.40	$2.31	8,000	$2.31
2.99	12,000	1.12	2.99	12,000	2.99
3.09	23,000	7.56	3.09	2,000	3.09
3.24	80,000	2.55	3.24	40,000	3.24
3.76	62,000	1.58	3.76	62,000	3.76
5.00	75,200	1.99	5.00	75,200	5.00

$2.31 - $ 5.00	260,200	2.47	$3.82	199,200	$4.01

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no stock options granted during the year ended December 31, 2013.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 9 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2013	2012

Current tax expense
Federal	$406,889	$581,483
State	114,820	123,458

	521,709	704,941

Deferred tax expense (benefit)
Federal	331,796	(45,512)
State	51,204	(5,488)

	383,000	(51,000)

Total	$904,709	$653,941

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2013	2012

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	5.25%	4.10%
Permanent differences	-1.36%	-1.96%
Other, primarily prior years	0.97%	-0.94%

	38.9%	35.2%

Permanent differences consist primarily of tax deductions for domestic production activities and a revaluation of beginning deferred tax assets to reflect a change in state tax rate.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 9 – INCOME TAXES - continued

Deferred tax assets and (liabilities) at December 31 consist of:

	2013	2012

Accounts receivable	$6,000	$5,000
Deferred gain on sale-leaseback	73,000	83,000
Stock compensation	-	11,000
Other	95,000	53,000

Net current deferred tax assets	174,000	152,000

Prepaids	(38,000)	(34,000)
Depreciation	(1,066,000)	(883,000)
Inventory	(507,000)	(289,000)

Net noncurrent deferred tax liability	(1,611,000)	(1,206,000)

Net deferred tax liability	$(1,437,000)	$(1,054,000)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a residence on the Company’s premises, at its convenience, for the Company’s President.   The President provides security and lock-up services and is required to live on premises as a condition of his employment. Over the years the Company has recorded annual expenses less than $12,000 related to the housing provided for its president.

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2013, the annual costs of this lease were $118,485. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, but, due to the nature of litigation, the ultimate outcome of any potential actions cannot presently be determined.

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

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2013, the annual costs of this lease were $118,485. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $9,795 with the annual adjustment ending January 2017 unless renewed.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

In July 2008 the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 109 acres adjacent to the existing Elton Vineyards site. These 109 acres will be developed into vineyards in the future. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $274.

The Company has entered into three long-term grape purchase agreements with one of its Willamette Valley wine grape growers.  These contracts, entered into in 2004, 2006 and 2007, expire in 2015, 2016 and 2016, respectively.  With these contracts, the Company is obligated to purchase, at pre-determined prices, 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due.  The Company received $554,532 and $325,977 worth of grapes from these long-term contracts during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, future minimum lease payments are as follows for the years ending December 31:

2014	$350,003
2015	355,413
2016	360,521
2017	367,370
2018	369,520
Thereafter	815,646

Total	$2,618,473

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $14,500 and $10,000 in 2013 and 2012, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $340,529 and $327,837 for the years ended December 31, 2013and 2012, respectively.

Vineyard development – The Company has approximately 161 acres of undeveloped plantable vineyard land at December 31, 2013. This estimated cost to develop this for grape production is approximately $15,500 per acre or $2.5 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 12 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2013 and 2012 there were $36,749 and $37,195 contributions made by the Company to the 401(k) plan, respectively.

NOTE 13 – SEGMENT REPORTING

The Company has identified two operating segments, Direct Sales and Distributor Sales, based upon their different distribution channels, margins and selling strategies.  Direct Sales includes retail sales in the tasting room and remote sites, Wine Club sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary.  Distributor Sales include all sales through a third party where prices are given at a wholesale rate.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 13 – SEGMENT REPORTING - continued

The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  The Company evaluates performance based on the gross profit of the respective business segments.  Selling expenses that can be directly attributable to the segment, including depreciation of segment specific assets, are included however centralized selling expenses and general and administrative expenses are not allocated between operating segments.  Therefore, net income information for the respective segments is not available.  Discrete financial information related to segment assets, other than segment specific depreciation associated with selling, is not available and that information continues to be aggregated.

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve month periods ending December 31, 2013 and 2012.  Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2013	2012	2013	2012	2013	2012

Sales, net	$3,768,963	$3,536,661	$9,502,951	$8,990,607	$13,271,914	$12,527,268
Cost of Sales	989,262	941,066	4,599,177	4,312,270	5,588,439	5,253,336
Gross Margin	2,779,701	2,595,595	4,903,774	4,678,337	7,683,475	7,273,932
Selling Expenses	1,757,128	1,454,099	1,321,932	1,275,729	3,079,060	2,729,828
Contribution Margin	$1,022,573	$1,141,496	$3,581,842	$3,402,608	$4,604,415	$4,544,104
Percent of Sales	28.4%	28.2%	71.6%	71.8%	100.0%	100.0%

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

Net sales from discontinued operation by Bacchus for the years ended December 31, 2013 and 2012 were $0 and $623,557, respectively. Cash flows from discontinued operations were $(4,337) and $805,045 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2012, all purchased wine inventory had been liquidated, and the Company does not expect any further cash flows from discontinued operations.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2013 and 2012:

	Condensed Consolidated Statements of Income
Year ended December 31, 2013	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$3,042	$3,609	$3,044	$3,577
Gross profit	1,757	2,144	1,759	2,023
Income from operations	489	855	419	612
Net income from continuing operations	297	521	232	373
Net income (loss) from discontinued operations	-	-	-	-
Net income	297	521	232	373

Basic net income per share	$0.06	$0.11	$0.05	$0.08
Diluted net income per share	$0.06	$0.11	$0.05	$0.07

Shares used in calculation of net income per share:
Basic	4,800,008	4,796,926	4,791,972	4,826,237
Diluted	4,832,204	4,842,081	4,849,225	4,877,757

	Condensed Consolidated Statements of Income
Year ended December 31, 2012	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$2,723	$2,851	$3,156	$3,797
Gross profit	1,613	1,699	1,792	2,170
Income from operations	453	485	581	680
Net income from continuing operations	275	276	273	536
Net income (loss) from discontinued operations	(90)	(57)	(5)	(5)
Net income	185	220	268	530

Basic net income per share	$0.04	$0.05	$0.06	$0.10
Diluted net income per share	$0.04	$0.05	$0.06	$0.10

Shares used in calculation of net income per share:
Basic	4,887,487	4,871,303	4,821,084	4,813,025
Diluted	4,891,725	4,877,145	4,828,038	4,822,361

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.

There are no subsequent event effects included in the balance sheet of the Company for the year ended December 31, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau ***	Chairperson of the Board,	60
	President and Director
Craig Smith **	Secretary and Director	67
Richard F. Goward Jr.	Chief Financial Officer	58
James L. Ellis ***	Director	69
Sean M. Cary**	Director	40
Thomas M. Brian * **	Director	65
Delna L. Jones * ***	Director	72
Betty M. O’Brien *	Director	70
Stan G. Turel ** ***	Director	65

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

Craig Smith, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009.  For over 20 years Mr. Smith served as the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of a large local CPA firm. He has served on many State of Oregon commissions and as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Mr. Smith is a member of the Oregon State Bar and a retired Certified Public Accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

Richard F. Goward Jr., CPA, CMA, MBA – Mr. Goward has been the Company’s Chief Financial Officer since May of 2013.  Prior to being appointed, Mr. Goward served as Chief Financial Officer for Oregon’s largest city, the City of Portland, a position he retired from after serving from April 2010 to May 2013.  From June 1997 to April 2010, Mr. Goward served as Chief Financial Officer at Salem-Keizer Public Schools, the second largest school district in the State of Oregon.  From November 1986 to June 1997, Mr. Goward worked at Chemeketa Community College as manager of the Business Office and Director of Auxiliary Services.  Mr. Goward has also worked as a partner in a CPA practice, has 26 years of experience as an officer in the United States Navy and Navy Reserve; retiring at the rank of Captain, for 20 years was an Adjunct Professor in Accounting at Willamette University’s Atkinson Graduate School of Management and has served on many community boards and committees.  Mr. Goward is licensed as a CPA in the State of Oregon and is a Certified Management Accountant.

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

Thomas M. Brian – Mr. Brian has served as a director since June 2004. Mr. Brian served as Chairman of the Washington County Board of Commissioners from 1999 to 2011. Previously, he served for 10 years in the Oregon House of Representatives. While in the legislature, Mr. Brian was Chairman of the Revenue Committee and served on the Judiciary and Ways and Means Committees. He also served 10 years as City Councilor and Mayor of Tigard, OR. Mr. Brian successfully owned and operated a commercial/industrial real estate company for eighteen years. Currently, Mr. Brian is a consultant to several businesses, focusing on strategic planning and processes.  Mr. Brian’s qualifications to serve on the Company’s Board of Directors include his expertise in legislative and regulatory matters, as well as his experience as an entrepreneur and elected official.

Delna L. Jones – Ms. Jones has served as a director since March 2004. Ms. Jones also previously served as a director from November 1994 to December 2002. Currently Ms. Jones is President of Delna Jones and Associates, an independent consulting firm.  Ms. Jones was elected in 1998 and served as a County Commissioner for Washington County, Oregon from 1998 to 2000. Ms. Jones has served as project director for the CAPITAL Center, an education and business consortium from 1994 to 1998. From 1985 to 1990, Ms. Jones served as Director of Economic Development with US West Communications. Beginning in 1982, she was elected six times to the Oregon House as the State Representative for District 6. During her tenure, she served as the Assistant Majority Leader; she also chaired the Revenue and School Finance committee, and served on the Legislative Rules and Reorganization committee and the Business and Consumer Affairs committee. Ms. Jones’ qualifications to serve on the Company’s Board of Directors include her expertise in legislative and regulatory matters.

Betty M. O’Brien – Ms. O’Brien has served as a director since July 1991. Ms. O’Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O’Brien is chairman of the Wine Studies Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She taught Wine Marketing classes there for seven years. Ms. Obrien served as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). She and her husband received a 2010 Oregon Wine Industry Outstanding Service Award.  Ms. O’Brien’s qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Stan G. Turel – Mr. Turel has served as a director since November 1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formerly Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had 26,000 annual tax clients including 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner of two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees. Mr. Turel’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of accounting and business management experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2013 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of a Form 4 report by Director Delna Jones, regarding the exercise of a stock option, a Form 4 report by Director Betty O’Brien, regarding the sale of stock, and a Form 3 from shareholder Christopher Riccardi that were filed late.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau for the fiscal years ended December 31, 2013 and December 31, 2012. No other executive officer of the Company other than Mr. Bernau received total compensation in 2013 in excess of $100,000, and thus disclosure is not required for any other person.  Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total

Bernau, James W.,
President, Chief Executive	2013	$251,622	$124,311	$-	$-	$-	$-	$26,533	$402,466
President, Chief Executive	2012	$250,329	$110,842	$-	$-	$-	$-	$12,000	$373,171

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 and amended in February 1997, in January of 1998, in November 2010, and again in January 2013. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.5 million of pre-tax income, and 7.5% on the pre-tax net income over $1.5 million, not to exceed 50% of Mr. Bernau’s base salary. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. During 2011, and part of 2012, Mr. Bernau lived in a mobile home on the Company property free of rent.  During 2012, the mobile home was demolished and new estate lodging was built on the same site.  Since completion in February 2013, Mr. Bernau resides in the new estate housing, free of rent, which will also be used to accommodate overnight stays for Company guests.  Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Outstanding Equity Awards at Fiscal 2013 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands. As indicated above, disclosure is not required for any other executive officer.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
Name,	Options (#)		Options (#)		Exercise	Expiration
Principal Position	Exercisable		Unexercisable		Price ($)	Date

Bernau, James W.,	40,000	(1)	40,000	(1)	$3.24	7/20/2016
Chief Executive Officer

(1)
On July 20, 2011, the Board of Directors granted Mr. Bernau an option to purchase 80,000 shares of the Company’s common stock.  The vesting commencement date of this option is July 20, 2011.  25% of the total amounts of shares subject to the options vest annually on the anniversary of the vesting commencement date, such that all shares subject to the option shall be exercisable on July 20, 2015.

ITEM 11. EXECUTIVE COMPENSATION - continued

Stock options

In order to reward performance and retain high-quality employees, the Company has, in the past, granted stock options to its employees. The Company has not ordinarily directly issue shares of stock to its employees. Options were typically issued at a per share exercise price equal to the closing price as reported by the Nasdaq Capital Market at the time the option was granted.  The options vest to the employee over time. Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.  The Company is not currently granting new options and does not intend to do so at this time.

Director compensation – The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2013:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

James L. Ellis	2,800	-	-	-	-	15,400	18,200
Sean M. Cary	2,700	-	-	-	-	-	2,700
Thomas M. Brian	4,100	-	-	-	-	-	4,100
Delna L. Jones	3,000	-	-	-	-	-	3,000
Craig Smith	4,200	-	-	-	-	-	4,200
Betty M. O'Brien	3,750	-	-	-	-	-	3,750
Stan G. Turel	3,650	-	-	-	-	-	3,650

(1)
There were no option awards granted to the Company’s directors in the fiscal year ended December 31, 2013. The aggregate number of option awards outstanding for each director as of December 31, 2013 is as follows: Mr. Ellis – 76,000, Mr. Cary –0, Mr. Brian – 22,000, Ms. Jones – 14,000, Mr. Smith –0, Ms. O’Brien – 26,000, and Mr. Turel – 12,000.

The members of the Company’s Board of Directors received cash compensation for their service on the Board in 2013, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2013, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstandaing Options and Warrants	Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans
approved by security holders (1)	260,200	$3.82	-
Equity compensation plans not
approved by security holders	-	-	-

Total	260,200	$3.82	-

(1)	Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan.

The Company does not have compensation plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 27, 2014, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned

James W. Bernau, President/CEO, Chair of the Board	490,734	(1)	10.1%

Richard F. Goward Jr., CFO	-		**

James L. Ellis, Director	81,130	(2)	1.7%

Thomas M. Brian, Director	22,000	(3)	**

Delna L. Jones, Director	20,300	(4)	**

Sean M. Cary, Director	7,283	(5)	**

Betty M. O'Brien, Director	40,624	(6)	**

Stan G. Turel, Director	28,692	(7)	**

Craig Smith, Director	1,500		**

Christopher Riccardi	618,300		12.8%

All Directors and Executive Officers as a group (9 persons)	692,263	(8)	13.8%

** Less than one percent

(1) Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(2) Includes 76,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(3) Includes 22,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(4) Includes 14,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(5) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(6) Includes 26,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 27, 2014.

(7) Includes 12,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 27, 2014.

(8) Includes an aggregate of 192,083 shares issuable upon exercise of options exercisable within 60 days of the date of March 27, 2014.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2013	2012

Audit fees	$149,000	$154,000
Tax fees	29,500	29,250
All other fees	750	-

	$179,250	$183,250

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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 27, 2014
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 27, 2014
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 27, 2014
James L. Ellis

/s/ Thomas M. Brian	Director	March 27, 2014
Thomas M. Brian

/s/ Delna L. Jones	Director	March 27, 2014
Delna L. Jones

/s/ Craig Smith	Director	March 27, 2014
Craig Smith

/s/ Betty M. O'Brien	Director	March 27, 2014
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 27, 2014
Stan G. Turel

/s/ Sean M. Cary	Director	March 27, 2014
Sean M. Cary