Form 10-Q
period 2014-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2014-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding as of May 13, 2014: 4,847,759 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$190,757	$945,683
Accounts receivable, net	1,045,985	1,229,391
Inventories (Note 2)	9,921,788	9,833,312
Prepaid expenses and other current assets	141,781	177,769
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	151,281	143,363
Total current assets	11,701,592	12,579,518

Restricted cash (Note 1)	450,000	450,000
Vineyard development costs, net	2,312,788	2,257,217
Property and equipment, net (Note 3)	14,389,374	13,659,090
Debt issuance costs, net	57,891	58,987

TOTAL ASSETS	$28,911,645	$29,004,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$601,163	$711,333
Accrued expenses	388,469	456,842
Current portion of long term debt	317,087	306,353
Line of credit	644,424	-
Deferred income taxes	444,000	444,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	40,725	-
Grapes payable	-	689,028
Total current liabilities	2,578,725	2,750,413

Long-term debt, net of current portion	5,421,142	5,510,392
Deferred rent liability	177,792	182,490
Deferred revenue-distribution agreement, net of current portion	488,088	523,803
Deferred gain	177,433	185,456
Deferred income taxes	993,000	993,000
Total liabilities	9,836,180	10,145,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,953,177 and
4,945,977 shares issued at March 31, 2014 and December 31, 2013, respectively, 4,839,759 and 4,832,559 shares outstanding at
March 31, 2014 and December 31, 2013, respectively.	8,898,377	8,857,085
Retained earnings	10,602,190	10,427,275
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at March 31, 2014 and December 31, 2013, respectively	(425,102)	(425,102)
Total shareholders’ equity	19,075,465	18,859,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,911,645	$29,004,812

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2014	2013

SALES, NET	$2,971,879	$3,041,559
COST OF SALES	1,249,890	1,284,897

GROSS PROFIT	1,721,989	1,756,662

SELLING, GENERAL & ADMIN EXPENSES	1,473,254	1,267,958

INCOME FROM OPERATIONS	248,735	488,704

OTHER INCOME (EXPENSE)
Interest income	340	1,969
Interest expense	(65,996)	(59,342)
Other income, net	98,468	72,390

INCOME BEFORE INCOME TAXES	281,547	503,721

INCOME TAX PROVISION	(106,632)	(207,128)

NET INCOME	$174,915	$296,593

BASIC NET INCOME PER COMMON SHARE	$0.04	$0.06

DILUTED NET INCOME PER COMMON SHARE	$0.04	$0.06

Weighted average number of
basic common shares outstanding	4,839,149	4,800,008
Weighted average number of
diluted common shares outstanding	4,939,412	4,832,204

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$174,915	$296,593
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	235,478	189,113
(Gain)/loss on sale of assets	-	(4,850)
Stock based compensation expense	5,292	4,101
Deferred rent liability	(4,698)	(3,687)
Deferred revenue-distribution agreement	(35,715)	(35,715)
Deferred gain	(8,023)	(8,024)
Change in operating assets and liabilities:
Accounts receivable	183,406	117,619
Inventories	(88,476)	16,354
Prepaid expenses and other current assets	35,988	(65,081)
Income taxes receivable	(7,918)	8,734
Income taxes payable	-	110,994
Unearned revenue	40,725	-
Grapes payable	(689,028)	(539,584)
Accounts payable	(172,601)	(140,254)
Accrued expenses	(68,373)	10,450
Net cash from operating activities	(399,028)	(43,237)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(74,488)	(474,415)
Additions to property and equipment	(883,318)	(268,590)
Proceeds from sale of asset	-	4,850
Payments received on note receivable	-	23,231
Net cash from investing activities	(957,806)	(714,924)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from line of credit borrowing	644,424	-
Payments on long-term debt	(78,516)	(52,066)
Borrowings on long-term debt	-	15,000
Payment of debt issuance costs	-	(15,000)
Proceeds from exercise of stock options	36,000	-
Repurchase of common stock	-	(10,700)
Net cash from financing activities	601,908	(62,766)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	-	8,571
Net cash from discontinued operations	-	8,571

NET CHANGE IN CASH AND CASH EQUIVALENTS	(754,926)	(812,356)

CASH AND CASH EQUIVALENTS, beginning of period	945,683	4,553,113

CASH AND CASH EQUIVALENTS, end of period	$190,757	$3,740,757

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$62,431	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2014 and 2013 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other potentially dilutive shares are excluded from the computation when their effect is anti-dilutive. At March 31, 2014 and 2013, potentially dilutive shares of 0 and 77,200, respectively, were excluded from the computation as their effect would be anti-dilutive.  100,263 and 32,196 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2014 and 2013, respectively.

Restricted cash – On September 23, 2013 Northwest Farm Credit Services advanced $1,973,949 of cash as net proceeds, calculated as a $2,000,000 loan less $26,051 of associated loan costs, of a loan agreement with the Company for the Hospitality Center remodel and expansion project.  These proceeds were held in an account with the lender and were accessible to the Company, upon certifying expenditures in excess of the Company’s commitment of $2.5 million to the project, with $450,000 being withheld, at March 31, 2014, until final project completion.  The Company has certified expenditures, up to the commitment requirement, and estimates that final expenditure certification will occur by May 31, 2014 and the Company will have access to the remaining funds.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2014	December 31, 2013

Winemaking and packaging materials	$907,296	$732,909
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,862,697	4,099,224
Finished goods (bottled wine and related products)	5,151,795	5,001,179

Current inventories	$9,921,788	$9,833,312

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2014	December 31, 2013

Construction in progress	$3,429,278	$5,056,096
Land, improvements and other buildings	3,605,471	3,605,471
Winery building and hospitality center	9,607,046	7,378,516
Equipment	7,506,237	7,162,200

	24,148,032	23,202,283

Accumulated depreciation	(9,758,658)	(9,543,193)

	$14,389,374	$13,659,090

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. The remaining amount to be collected was $250,000 as of March 31, 2014 and December 31, 2013.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2013 for a period of 12 months. The interest rate was 3.25% at March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013 there was an outstanding balance of $644,424 and $0, respectively, on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2014, the Company was in compliance with these covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,735,863 and $5,812,958 as of March 31, 2014 and December 31, 2013, respectively. These loans require monthly payments of $53,058 principal and interest for the life of the loans, at an annual fixed interest rate ranging from 4.75% to 6.70%, with maturity dates ranging from 2024 through 2028. The general purposes of these loans are to make capital improvements to the winery and vineyard facilities.

The Company has a long term debt agreement with Kubota with a balance of $2,366 and $3,787 as of March 31, 2014 and December 31, 2013, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%, maturing in 2014.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

6) STOCK BASED COMPENSATION

The Company has a stock incentive plan, originally created in 1992, and most recently amended in 2001.  No additional grants may be made under the plan.  All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted.  Administration of the plan, including determination of the number, term, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.  Options were generally granted based on employee performance with vesting periods ranging from date of grant to seven years.  At the date of the grant, the maximum term before expiration is ten years.

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended
	March 31, 2014

	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	260,200	$3.82
Granted	-	-
Exercised	(7,200)	5.00
Forfeited	-	-

Outstanding at end of period	253,000	$3.79

At March 31, 2014, the Company had 61,000 unvested stock options with associated unrecognized compensation cost of $33,583 that will be recognized over a weighted-average period of 2.48 years.  The intrinsic value of the 192,000 stock options exercisable at March 31, 2014 was $482,640.

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

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended March 31, 2014 and 2013 were $5,292 and $4,101, respectively.

During the three months ended March 31, 2014, 7,200 stock options were exercised as part of this plan.  During the three months ended March 31, 2013, there were no transactions related to stock option exercise activity.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $114,550 and $87,400 in income taxes for the three months ended March 31, 2014 and 2013, respectively.

Interest - The Company paid $82,788 and $59,342 for the three months ended March 31, 2014 and 2013, respectively, in interest on the long-term debt and revolving credit line.

8)  SEGMENT REPORTING

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

8) SEGMENT REPORTING (CONTINUED)

The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  The Company evaluates performance based on the gross profit of the respective business segments.  Selling expenses that can be directly attributable to the segment, including depreciation of segment specific assets, are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments.  Therefore, net income information for the respective segments is not available.  Discrete financial information related to segment assets, other than segment specific depreciation associated with selling, is not available and that information continues to be aggregated.

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2014 and 2013.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$943,651	$813,258	$2,028,228	$2,228,301	$2,971,879	$3,041,559
Cost of Sales	245,847	226,869	1,004,043	1,058,028	1,249,890	1,284,897
Gross Margin	697,804	586,389	1,024,185	1,170,273	1,721,989	1,756,662
Selling Expenses	516,293	365,518	299,139	305,745	815,432	671,263
Contribution Margin	$181,511	$220,871	$725,046	$864,528	$906,557	$1,085,399
Percent of Sales	31.8%	26.7%	68.2%	73.3%	100.0%	100.0%

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Such policies were unchanged during the three months ended March 31, 2014.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club memberships increased by approximately 273 members for the three months ending March 31, 2014.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities or part of the long term business plan.

The Company sold approximately 21,704 and 23,349 cases of produced wine during the three months ended March 31, 2014 and 2013, respectively, a decrease of 1,645 cases, or 7.0% in the current year period over the prior year period.  The decrease in wine sales was primarily the result of reduced sales to distributors. Management believes that severe weather conditions in certain key markets contributed to the decline in cases sold to distributors.  Additionally, the Company made sales to a large chain in California in 2013 that were not repeated in 2014.

Cases sold in 2014 include approximately 75 cases of “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue, until shipped, and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

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

At March 31, 2014, wine inventory includes approximately 73,000 cases of bottled wine and 231,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 31,000 cases during the three months ended March 31, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income for the three months ended March 31, 2014 and 2013 was $174,915 and $296,593, respectively, a decrease of $121,678, or 41.0%, in the current year period over the prior year period.  Overall gross profit for the three months ended March 31, 2014 and 2013 was $1,721,989 and $1,756,662, respectively, a decrease of $34,673, or 2.0%, in the current year period over the prior year period.  Gross profit percent for the three months ended March 31, 2014 and 2013 was 57.9% and 57.8%, an increase of 0.1 percentage points, in the current year period over the prior year period.

The Company generated $0.04 and $0.06 in basic earnings per share during the three months ended March 31, 2014 and 2013, respectively, a decrease of $0.02, or 33.3%, in the current year period over the prior year period.

Willamette Valley Vineyards continues to receive positive recognition through local competitions, publications and national magazines.

In late December of 2013, Robert Parker’s Wine Advocate recognized the Company’s 2011 Elton Pinot Noir with 90 points.

The 9th annual Portland Seafood & Wine Festival Competition was held in January where the 2012 Riesling was awarded a Gold Medal.

Editor at Large, Harvey Steiman, recognized the Company’s 2012 Whole Cluster Pinot Noir with 89 points in Wine Spectator’s February issue stating, “Smooth and generous, with a green edge to the dark plum and wet earth flavors, finishing with a silky texture and deft balance.”

In March, Oregon Business magazine named Willamette Valley Vineyards on the “2014 100 Best Green Companies to Work For in Oregon.” Editor Linda Baker said, “This ranking shows that your workplace has implemented a variety of green policies, and that your employees place a high value on sustainable practices and believe your commitment to them is exceptional.”

Founder and CEO Jim Bernau was named “First Citizen of Salem” for 2013 by the Salem Area Chamber of Commerce.  This award recognized Jim for his outstanding “leadership and community service”.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2014 and 2013 were $2,971,879 and $3,041,559, respectively, a decrease of $69,680, or 2.3%, in the current year period over the prior year period.  This is caused by a decrease in sales through distributors of $200,073, partially offset by an increase in direct sales of $130,393, in the current year period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club sales and increased kitchen and hospitality sales associated with the remodeled Hospitality Center.  Management believes that the decrease in sales to distributors is partially attributable to adverse weather conditions that existed in key markets as well as sales to a large California retailer in 2013 that were not repeated in 2014.

Cost of Sales

Cost of Sales for the three months ended March 31, 2014 and 2013 were $1,249,890 and $1,284,897, respectively, a decrease of $35,007, or 2.7%, in the current period over the prior year period.  This change was primarily the result of variations in wine sales.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was $1,721,989 and $1,756,662, respectively, a decrease of $34,673, or 2.0%, in the current year period over the prior year period.  This decrease is primarily the result of decreased wine sales.

Gross profit margin for the three months ended March 31, 2014 and 2013 was 57.9% and 57.8%, respectively, an increase of 0.1 percentage points, in the current year period over the prior year period.  The change in gross profit margin is largely the result of a shift in product sales mix and differences in the ratio of direct sales to consumers and sales through distributors.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2014 and 2013 was $1,473,254 and $1,267,958, respectively, an increase of $205,296, or 16.2%, in the current year period over the prior year period.  This increase is primarily the result of increased operating and selling expenses, including staffing, associated with an increased focus on retail sales and the start-up expenses associated with opening the newly remodeled Hospitality Center.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $65,996 and $59,342, respectively, an increase of $6,654, or 11.2%, in the current year period over the prior year period.  The interest expense increase is primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar.

Income Taxes

The income tax expense for the three months ended March 31, 2014 and 2013 was $106,632 and $207,128, respectively, a decrease of $100,496, or 48.5%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 37.9% and 41.1% for the three months ended March 31, 2014 and 2013, respectively.

Net Income

Net income for the three months ended March 31, 2014 and 2013 was $174,915 and $296,593, respectively, a decrease of $121,678, or 41.0%, in the current year period over the prior year period.  This decrease is primarily the result of increased operating and selling expenses, including staffing, associated with an increased focus on retail sales and the start-up and operation of the newly remodeled Hospitality Center.

Liquidity and Capital Resources

At March 31, 2014, the Company had a working capital balance of $9.1 million and a current working capital ratio of 4.54:1.  At December 31, 2013, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.57:1.

At March 31, 2014, the Company had a cash balance of $190,757, exclusive of restricted cash of $450,000.  At December 31, 2013, the Company had a cash balance of $945,683 exclusive of restricted cash of $450,000.  This change is primarily the result of spending on capital improvements.

Total cash used in operating activities in the three months ended March 31, 2014 and 2013 was $399,028 and $43,237, respectively.  Cash used in operating activities from continuing operations for the three months ended March 31, 2014 were primarily associated with the payment of grape contracts.

Total cash used in investing activities in the three months ended March 31, 2014 and 2013 was $957,806 and $714,924, respectively.  Cash used in investing activities for the three months ended March 31, 2014 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash provided by/(used in) financing activities in the three months ended March 31, 2014 and 2013 was $601,908 and ($62,766), respectively. Cash provided by financing activities for the three months ended March 31, 2014 primarily consists of draws on the Company’s line of credit.

Total cash provided by discontinued operations in the three months ended March 31, 2014 and 2013 was $0 and $8,571 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Non-cash investing and financing activities in the three months ended March 31, 2014 and 2013 was $62,431 and $0 respectively.  This change was the result of property and equipment purchases included in accounts payable for the three months ended March 31, 2014.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement is June 2014. The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2014 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2014, the Company was in compliance with all of the financial covenants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2014 and December 31, 2013 the Company had $644,424 and $0 outstanding, respectively, on the line of credit.  At March 31, 2014, the Company had $1,355,576 available on the line of credit.

As of March 31, 2014, the Company had a total long-term debt balance of $5,738,229, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2013, the Company had a total long-term debt balance of $5,816,745.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Hospitality Center

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s Hospitality Center.  The Board approved a total project cost of up to $4.5 million, to be financed with $2,000,000 of new borrowings from NW Farm Credit Services, with the balance of the costs funded by using existing cash reserves.  In November 2013 the Board approved additional costs, in excess of the original budget, to be funded by using cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, overnight lodging, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for outdoor events.  Management believes that these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines and hospitality shown to wine writers, distributors and large buyers.  Construction began in February 2013 and was substantially completed in April 2014.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2014	By:	/s/ James W. Bernau
James W. Bernau Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr. Chief Financial Officer (Principal Accounting and Financial Officer)