Form 10-Q
period 2014-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2014-08-13
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Number of shares of common stock outstanding as of August 13, 2014: 4,847,759 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$409,378	$945,683
Accounts receivable, net	938,550	1,229,391
Inventories (Note 2)	9,469,923	9,833,312
Prepaid expenses and other current assets	93,959	177,769
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	-	143,363
Total current assets	11,161,810	12,579,518

Restricted cash	-	450,000
Vineyard development costs, net	2,565,223	2,257,217
Property and equipment, net (Note 3)	14,661,540	13,659,090
Debt issuance costs, net	56,795	58,987

TOTAL ASSETS	$28,445,368	$29,004,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$254,821	$711,333
Accrued expenses	416,590	456,842
Current portion of long term debt	320,280	306,353
Income taxes payable	52,978	-
Deferred income taxes	444,000	444,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	40,092	-
Grapes payable	-	689,028
Total current liabilities	1,671,618	2,750,413

Long-term debt, net of current portion	5,340,104	5,510,392
Deferred rent liability	173,093	182,490
Deferred revenue-distribution agreement, net of current portion	452,373	523,803
Deferred gain	169,409	185,456
Deferred income taxes	993,000	993,000
Total liabilities	8,799,597	10,145,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,961,177 and
4,945,977 shares issued at June 30, 2014 and December 31, 2013, respectively, 4,847,759 and 4,832,559 shares outstanding at
June 30, 2014 and December 31, 2013, respectively.	8,922,148	8,857,085
Retained earnings	11,148,725	10,427,275
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at June 30, 2014 and December 31, 2013, respectively	(425,102)	(425,102)
Total shareholders’ equity	19,645,771	18,859,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,445,368	$29,004,812

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

SALES, NET	$3,693,412	$3,609,259	$6,665,291	$6,650,818
COST OF SALES	1,452,648	1,465,365	2,702,538	2,750,262

GROSS PROFIT	2,240,764	2,143,894	3,962,753	3,900,556

SELLING, GENERAL & ADMIN EXPENSES	1,481,194	1,258,697	2,954,448	2,526,655

INCOME FROM OPERATIONS	759,570	885,197	1,008,305	1,373,901

OTHER INCOME (EXPENSE)
Interest income	257	1,984	597	3,953
Interest expense	(61,476)	(63,866)	(127,472)	(123,208)
Other income, net	191,443	31,540	289,911	103,930

INCOME BEFORE INCOME TAXES	889,794	854,855	1,171,341	1,358,576

INCOME TAX PROVISION	(343,259)	(333,730)	(449,891)	(540,858)

NET INCOME	$546,535	$521,125	$721,450	$817,718

BASIC NET INCOME PER COMMON SHARE	$0.11	$0.11	$0.15	$0.17

DILUTED NET INCOME PER COMMON SHARE	$0.11	$0.11	$0.15	$0.17

Weighted average number of
basic common shares outstanding	4,847,188	4,796,926	4,843,300	4,798,429
Weighted average number of
diluted common shares outstanding	4,933,550	4,842,081	4,934,903	4,838,232

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$721,450	$817,718
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	494,410	371,193
Gain on sale of assets	-	(675)
Stock based compensation expense	10,583	8,200
Deferred rent liability	(9,397)	(7,375)
Deferred revenue-distribution agreement	(71,430)	(71,430)
Deferred gain	(16,047)	(16,047)
Change in operating assets and liabilities:
Accounts receivable	290,841	(136,931)
Inventories	363,389	566,242
Prepaid expenses and other current assets	83,810	(147,536)
Income taxes receivable	143,363	8,734
Income taxes payable	52,978	307,424
Unearned revenue	40,092	-
Grapes payable	(689,028)	(539,584)
Accounts payable	(209,135)	(503,734)
Accrued expenses	(40,252)	(43,778)
Net cash from operating activities	1,165,627	612,421

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(345,841)	(574,133)
Additions to property and equipment	(1,704,210)	(1,256,487)
Proceeds from sale of asset	-	19,750
Payments received on note receivable	-	23,231
Net cash from investing activities	(2,050,051)	(1,787,639)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from line of credit borrowing	-	5,250
Proceeds from long-term debt held as restricted cash	450,000	-
Payments on long-term debt	(156,361)	(103,515)
Borrowings on long-term debt	-	15,000
Payment of debt issuance costs	-	(15,000)
Proceeds from exercise of stock options	54,480	-
Repurchase of common stock	-	(65,994)
Net cash from financing activities	348,119	(164,259)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	-	(4,337)
Net cash from discontinued operations	-	(4,337)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(536,305)	(1,343,814)

CASH AND CASH EQUIVALENTS, beginning of period	945,683	4,553,113

CASH AND CASH EQUIVALENTS, end of period	$409,378	$3,209,299

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$-	$576,536

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30,2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. At June 30, 2014 and 2013, potentially dilutive shares of 0 and 77,200, respectively, were excluded from the computation as their effect would be anti-dilutive.  86,362 and 45,155 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended June 30, 2014 and 2013, respectively.  91,603 and 39,803 potentially dilutive shares are included in the computation of dilutive earnings per share for the six month periods ended June 30, 2014 and 2013, respectively.

Recent accounting pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new standard is effective for fiscal years beginning after December 15, 2016; early adoption is prohibited. This new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the effects of the new standard on its condensed financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2014	December 31, 2013

Winemaking and packaging materials	$657,412	$732,909
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	2,646,615	4,099,224
Finished goods (bottled wine and related products)	6,165,896	5,001,179

Current inventories	$9,469,923	$9,833,312

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2014	December 31, 2013

Construction in progress	$-	$5,056,096
Land, improvements and other buildings	3,622,434	3,605,471
Winery building and hospitality center	13,241,427	7,378,516
Equipment	7,795,256	7,162,200

	24,659,117	23,202,283

Accumulated depreciation	(9,997,577)	(9,543,193)

	$14,661,540	$13,659,090

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company is due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. The remaining amount to be collected was $250,000 as of June 30, 2014 and December 31, 2013.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the six months ended June 30, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. The Company renewed the credit agreement in June of 2013 for a period of 12 months, ending July 31, 2014.  In July of 2014, the Company renewed the credit agreement for an additional two years. The interest rate was 3.25% at June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013 there was no outstanding balance on this revolving line of credit.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

5) DEBT - (CONTINUED)

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of June 30, 2014, the Company was in compliance with these financial covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,659,437 and $5,812,958 as of June 30, 2014 and December 31, 2013, respectively. These loans require monthly payments of $53,058 principal and interest for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has a long term debt agreement with Kubota with a balance of $947 and $3,787 as of June 30, 2014 and December 31, 2013, respectively. This loan requires a monthly payment of $473 principal only for the life of the loan, at an annual interest rate of 0.0%, maturing in 2014.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Six months ended
	June 30, 2014		June 30, 2014

	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	253,000	$3.79	260,200	$3.82
Granted	-	-	-	-
Exercised	(8,000)	2.31	(15,200)	3.58
Forfeited	-	-	-	-

Outstanding at end of period	245,000	$3.84	245,000	$3.84

At June 30, 2014, the Company had 61,000 unvested stock options with associated unrecognized compensation cost of $28,233 that will be recognized over a weighted-average period of 2.05 years.  The intrinsic value of the 184,000 stock options exercisable at June 30, 2014 was $342,480.

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended June 30, 2014 and 2013 were $5,291 and $4.099, respectively.  Pretax compensation expense related to stock options for the six months ended June 30, 2014 and 2013 were $10,583 and $8,200, respectively.

Stock options exercised during the three months ended June 30, 2014 and 2013 were 8,000 and 0, respectively.  Stock options exercised during the six months ended June 30, 2014 and 2013 were 15,200 and 0, respectively.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $139,000 and $137,300 in income taxes for the three months ended June 30, 2014 and 2013, respectively.  The Company paid $253,550 and $224,700 in income taxes for the six months ended June 30, 2014 and 2013, respectively.

Interest - The Company paid $62,810, net of capitalized interest of $23,574, and $63,866 for the three months ended June 30, 2014 and 2013, respectively, in interest on the long-term debt and revolving credit line. The Company paid $122,258, net of capitalized interest of $46,914, and $123,208 for the six months ended June 30, 2014 and 2013, respectively, in interest on the long-term debt and revolving credit line.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

8)  OTHER INCOME

On March 10, 2014 the Company experienced an inadvertent spillage of approximately 29,000 gallons of bulk wine during a filtration process.  Subsequent to this loss, the Company filed an insurance claim with its carrier and received a partial settlement of $75,000 during the three months ended March 31, 2014 which, net of wine cost of $49,687, resulted in $25,313 being recorded to other income for the three months ended March 31, 2014. .  During the three months ended June 30, 2014, the Company received a second settlement payment of $65,930 which was recorded in other income.  In July of 2014, the Company received a final payment of $88,792, net of a $2,500 deductible, which was recorded as a receivable at June 30, 2014.  For the three months ended June 30, 2014, Other Income includes $154,722 related to this insurance settlement.  For the six months ended June 30, 2014, Other Income includes $180,035 related to this insurance settlement.  No other payments are due under this claim.

9)  SEGMENT REPORTING

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the six month periods ending June 30, 2014 and 2013.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$1,375,119	$918,891	$2,318,293	$2,690,368	$3,693,412	$3,609,259
Cost of Sales	382,562	222,318	1,070,086	1,243,047	1,452,648	1,465,365
Gross Margin	992,557	696,573	1,248,207	1,447,321	2,240,764	2,143,894
Selling Expenses	578,846	393,546	324,416	342,240	903,262	735,786
Contribution Margin	$413,711	$303,027	$923,791	$1,105,081	$1,337,502	$1,408,108
Percent of Sales	37.2%	25.5%	62.8%	74.5%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$2,318,770	$1,732,149	$4,346,521	$4,918,669	$6,665,291	$6,650,818
Cost of Sales	628,409	449,187	2,074,129	2,301,075	2,702,538	2,750,262
Gross Margin	1,690,361	1,282,962	2,272,392	2,617,594	3,962,753	3,900,556
Selling Expenses	1,095,139	759,064	623,555	647,985	1,718,694	1,407,049
Contribution Margin	$595,222	$523,898	$1,648,837	$1,969,609	$2,244,059	$2,493,507
Percent of Sales	34.8%	26.0%	65.2%	74.0%	100.0%	100.0%

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Such policies were unchanged during the six months ended June 30, 2014.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club membership increased by approximately 439 net new members, or 9.5%, for the six months ending June 30, 2014.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities or part of the long term business plan.

The Company sold approximately 47,551 and 52,507 cases of produced wine during the six months ended June 30, 2014 and 2013, respectively, a decrease of 4,956 cases, or 9.4% in the current year period over the prior year period.  The decrease in wine sales was primarily the result of reduced sales to distributors. Management believes that the decrease in sales was due to sales made to several large chain retailers in 2013 that were not repeated in 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Cases sold in 2014 include approximately 70 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2014, wine inventory includes approximately 103,000 cases of bottled wine and 89,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 86,000 cases during the six months ended June 30, 2014.

Net income for the three months ended June 30, 2014 and 2013 was $546,535 and $521,125, respectively, an increase of $25,410, or 4.9%, in the current year period over the prior year period.  Net income for the six months ended June 30, 2014 and 2013 was $721,450 and $817,718, respectively, a decrease of $96,268, or 11.8%, in the current year period over the prior year period.  Overall gross profit for the three months ended June 30, 2014 and 2013 was $2,240,764 and $2,143,894, respectively, an increase of $96,870, or 4.5%, in the current year period over the prior year period.  Gross profit for the six months ended June 30, 2014 and 2013 was $3,962,753 and $3,900,556, respectively, an increase of $62,197, or 1.6%, in the current year period over the prior year period.  Gross profit percent for the three months ended June 30, 2014 and 2013 was 60.7% and 59.4%, an increase of 1.3 percentage points, in the current year period over the prior year period.  Gross profit percent for the six months ended June 30, 2014 and 2013 was 59.5% and 58.6%, an increase of .9 percentage points, in the current year period over the prior year period.

The Company generated $0.11 and $0.11 in basic earnings per share during the three months ended June 30, 2014 and 2013, respectively.  The Company generated $0.15 and $0.17 in basic earnings per share during the six months ended June 30, 2014 and 2013, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, local publications, newspapers and awards.

In April, Beverage Dynamics magazine awarded three of the Company’s wines with 90+ point scores; 2010 Elton Pinot Noir, 92 pts/5 stars; 2011 Tualatin Estate Pinot Noir, 91 pts/4 stars; 2011 Estate Pinot Nor, 90 pts /4 stars.

Wine & Spirits magazine recognized three wines with 90+ point scores in their April issue; 2010 Elton Pinot Noir, 92 pts; 2010 Bernau Block Pinot Noir, 90 pts; Signature Cuvée Pinot Noir, 90 pts.

The Oregon Wine Press’ Hilary Berg featured the Company’s Estate Tasting Room and Barrel Cellar remodel in a May article entitled, “Must-See in Salem, Willamette Valley Vineyards reveals impressive new tasting room.”

Statesman Journal newspaper’s 2014 Best of the Mid-Valley People's Choice Awards invited readers to nominate and vote for their favorite people, businesses and things to do in Marion and Polk counties. In May the results were released and Willamette Valley Vineyards was named the “Best Winery.”

The 2014 Oregon Wine Awards winners were released in May and recognized the Company’s 2010 Griffin Creek Cabernet Sauvignon with Double Gold and the 2011 Willamette Valley Vineyards Estate Chardonnay with Gold.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended June 30, 2014 and 2013 were $3,693,412 and $3,609,259, respectively, an increase of $84,153, or 2.3%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $456,228, partially offset by a decrease in sales through distributors of $372,075, in the current year three month period over the prior year period.  Sales for the six months ended June 30, 2014 and 2013 were $6,665,291and $6,650,818, respectively, an increase of $14,473, or 0.2%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $586,621, partially offset by a decrease in sales through distributors of $572,148, in the current year six month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club sales and increased kitchen and hospitality sales associated with the remodeled Hospitality Center.  Management believes that the decrease in sales through distributors was due to sales made to several large chain retailers in 2013 that were not repeated in 2014.

Cost of Sales

Cost of Sales for the three months ended June 30, 2014 and 2013 were $1,452,648 and $1,465,365, respectively, a decrease of $12,717, or 0.9%, in the current period over the prior year period.  Cost of Sales for the six months ended June 30, 2014 and 2013 were $2,702,538 and $2,750,262, respectively, a decrease of $47,724, or 1.7%, in the current period over the prior year period.  This change was primarily the result of a shift to more direct sales to consumers which have a higher profit margin.

Gross Profit

Gross profit for the three months ended June 30, 2014 and 2013 was $2,240,764 and $2,143,894, respectively, an increase of $96,870, or 4.5%, in the current year period over the prior year period.  Gross profit for the six months ended June 30, 2014 and 2013 was $3,962,753 and $3,900,556, respectively, an increase of $62,197, or 1.6%, in the current year period over the prior year period.  This increase is primarily the result of a shift to more direct sales to consumers which have a higher profit margin.

Gross profit margin for the three months ended June 30, 2014 and 2013 was 60.7% and 59.4%, respectively, an increase of 1.3 percentage points, in the current year period over the prior year period.  Gross profit margin for the six months ended June 30, 2014 and 2013 was 59.5% and 58.6%, respectively, an increase of 0.9 percentage points, in the current year period over the prior year period.  The change in gross profit margin is largely the result of differences in the ratio of direct sales to consumers and sales through distributors.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2014 and 2013 was $1,481,194 and $1,258,697, respectively, an increase of $222,497, or 17.7%, in the current year period over the prior year period.  Selling, general and administrative expense for the six months ended June 30, 2014 and 2013 was $2,954,448 and $2,526,655, respectively, an increase of $427,793, or 16.9%, in the current year period over the prior year period.  This increase is primarily the result of increased operating and selling expenses, including staffing, associated with an increased focus on retail sales and the start-up expenses associated with opening the newly remodeled Hospitality Center.

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013 was $61,476 and $63,866, respectively, a decrease of $2,390 or 3.7%, in the current year period over the prior year period.  Interest expense for the six months ended June 30, 2014 and 2013 was $127,472 and $123,208, respectively, an increase of $4,264, or 3.5%, in the current year period over the prior year period.  The changes in interest expense were primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar, net of interest capitalized into construction in process, and use of the line of credit in the current year that did not occur in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Other Income, net

Other income for the three months ended June 30, 2014 and 2013 was $191,443 and $31,540, respectively, an increase of $159,903 or 507.0%, in the current year period over the prior year period.  The other income increase, in the three month period, is primarily the result of a net of cost and deductible insurance claim settlement of $154,722 resulting from a spillage of wine during production.  Other income for the six months ended June 30, 2014 and 2013 was $289,911 and $103,930, respectively, an increase of $185,981, or 178.9%, in the current year period over the prior year period.  The other income increase, in the six month period, is primarily the result of a net of cost and deductible insurance claim settlement of $180,035 resulting from a spillage of wine during production.

Income Taxes

The income tax expense for the three months ended June 30, 2014 and 2013 was $343,259 and $333,730, respectively, an increase of $9,529 or 2.9%, in the current year period over the prior year period.  The income tax expense for the six months ended June 30, 2014 and 2013 was $449,891and $540,858, respectively, a decrease of $90,967, or 16.8%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 38.6% and 39.0% for the three months ended June 30, 2014 and 2013, respectively.  The Company’s estimated federal and state combined income tax rate was 38.4% and 39.8% for the six months ended June 30, 2014 and 2013, respectively.

Net Income

Net income for the three months ended June 30, 2014 and 2013 was $546,535 and $521,125, respectively, an increase of $25,410, or 4.9%, in the current year period over the prior year period.  Net income for the six months ended June 30, 2014 and 2013 was $721,450 and $817,718, respectively, a decrease of $96,268, or 11.8%, in the current year period over the prior year period.  This decrease is primarily the result of decreased sales through distributors, partially offset by other income resulting from an insurance claim resulting from the spillage of bulk wine during production.

Liquidity and Capital Resources

At June 30, 2014, the Company had a working capital balance of $9.5 million and a current working capital ratio of 6.68:1.  At December 31, 2013, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.57:1.

At June 30, 2014, the Company had a cash balance of $409,378.  At December 31, 2013, the Company had a cash balance of $945,683.  This change is primarily the result of spending on capital improvements.

Total cash provided by operating activities in the six months ended June 30, 2014 and 2013 was $1,165,627 and $612,421, respectively.  Cash provided by operating activities from continuing operations for the six months ended June 30, 2014 were primarily associated with income from operations and proceeds from insurance, as a result of a spillage of bulk wine, offset by the payment of grape contracts.

Total cash used in investing activities in the six months ended June 30, 2014 and 2013 was $2,050,051 and $1,787,639, respectively.  Cash used in investing activities for the six months ended June 30, 2014 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash provided by/(used in) financing activities in the six months ended June 30, 2014 and 2013 was $348,119 and ($164,259), respectively. Cash provided by financing activities for the six months ended June 30, 2014 primarily consists of previously restricted cash becoming available for use as a result of the completion of the Hospitality Center remodel and expansion project.

Total cash used in discontinued operations in the six months ended June 30, 2014 and 2013 was $0 and $4,337 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Non-cash investing and financing activities in the six months ended June 30, 2014 and 2013 was $0 and $576,536 respectively.  This change was the result of the completion of the Hospitality Center remodel and expansion project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The maturity date on this loan agreement was July 2014.  The Company renewed this agreement, in July of 2014, for an additional two years.  The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2014 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2014, the Company was in compliance with all of the financial covenants.

At June 30, 2014 and December 31, 2013 the Company had no balance outstanding on the line of credit.  At June 30, 2014, the Company had $2,000,000 available on the line of credit.

As of June 30, 2014, the Company had a total long-term debt balance of $5,660,384, including the portion due in the next year, owed to Farm Credit Services and Kubota. As of December 31, 2013, the Company had a total long-term debt balance of $5,816,745.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Hospitality Center

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s Hospitality Center.  The Board approved a total project cost of up to $4.5 million, to be financed with $2,000,000 of new borrowings from NW Farm Credit Services, with the balance of the costs funded by using existing cash reserves.  In November 2013 the Board approved additional costs, in excess of the original budget, to be funded by using cash reserves.  Features of the remodeled and expanded facility include additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, overnight lodging, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for outdoor events.  Management believes that these enhancements will be critical in supporting the future growth of direct-to-consumer sales of Company wines and hospitality shown to wine writers, distributors and large buyers.  Construction began in February 2013 and was completed on June 1, 2014.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

3.3	Bylaws of Willamette Valley Vineyards, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008 File No. 000-21522)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 13, 2014	By	/s/ James W. Bernau
James W. Bernau Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By	/s/ Richard F. Goward Jr.
Richard F. Goward Jr. Chief Financial Officer (Principal Accounting and Financial Officer)