Form 10-Q
period 2014-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2014-11-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct):
☐ YES     ☒ NO

Number of shares of common stock outstanding as of November 13, 2014: 4,862,330 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$906,068	$945,683
Accounts receivable, net	1,284,204	1,229,391
Inventories (Note 2)	9,827,987	9,833,312
Prepaid expenses and other current assets	54,615	177,769
Current portion of distribution agreement receivable	250,000	250,000
Income tax receivable	-	143,363
Total current assets	12,322,874	12,579,518

Restricted cash	-	450,000
Vineyard development costs, net	2,653,238	2,257,217
Property and equipment, net (Note 3)	14,773,501	13,659,090
Debt issuance costs, net	55,699	58,987

TOTAL ASSETS	$29,805,312	$29,004,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$360,622	$711,333
Accrued expenses	604,760	456,842
Current portion of long term debt	324,014	306,353
Income taxes payable	2,753	-
Deferred income taxes	444,000	444,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	43,764	-
Grapes payable	660,148	689,028
Total current liabilities	2,582,918	2,750,413

Long-term debt, net of current portion	5,257,860	5,510,392
Deferred rent liability	168,394	182,490
Deferred revenue-distribution agreement, net of current portion	416,658	523,803
Deferred gain	161,385	185,456
Deferred income taxes	993,000	993,000
Total liabilities	9,580,215	10,145,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,961,206 and
4,945,977 shares issued at September 30, 2014 and December 31, 2013, respectively, 4,847,788 and 4,832,559 shares outstanding at
September 30, 2014 and December 31, 2013, respectively.	8,927,528	8,857,085
Retained earnings	11,722,671	10,427,275
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at September 30, 2014 and December 31, 2013, respectively	(425,102)	(425,102)
Total shareholders’ equity	20,225,097	18,859,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,805,312	$29,004,812

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

SALES, NET	$4,046,201	$3,043,546	$10,711,492	$9,694,364
COST OF SALES	1,546,588	1,284,688	4,249,126	4,034,950

GROSS PROFIT	2,499,613	1,758,858	6,462,366	5,659,414

SELLING, GENERAL & ADMIN EXPENSES	1,526,956	1,339,735	4,481,404	3,866,390

INCOME FROM OPERATIONS	972,657	419,123	1,980,962	1,793,024

OTHER INCOME (EXPENSE)
Interest income	421	997	1,018	4,950
Interest expense	(81,242)	(61,635)	(208,714)	(184,843)
Other income, net	39,885	52,480	329,796	156,410

INCOME BEFORE INCOME TAXES	931,721	410,965	2,103,062	1,769,541

INCOME TAX PROVISION	(357,775)	(178,899)	(807,666)	(719,757)

NET INCOME	$573,946	$232,066	$1,295,396	$1,049,784

BASIC NET INCOME PER COMMON SHARE	$0.12	$0.05	$0.27	$0.22

DILUTED NET INCOME PER COMMON SHARE	$0.12	$0.05	$0.26	$0.22

Weighted average number of
basic common shares outstanding	4,847,765	4,791,972	4,844,821	4,796,150
Weighted average number of
diluted common shares outstanding	4,930,860	4,849,225	4,934,107	4,840,927

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$1,295,396	$1,049,784
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	779,406	551,766
Gain on sale of assets	-	(675)
Stock based compensation expense	15,873	12,300
Deferred rent liability	(14,096)	(11,063)
Deferred revenue-distribution agreement	(107,145)	(107,145)
Deferred gain	(24,071)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	(54,813)	(19,237)
Inventories	5,325	312,257
Prepaid expenses and other current assets	123,154	(139,508)
Income taxes receivable	143,363	8,734
Income taxes payable	2,753	-
Unearned revenue	43,764	139,823
Grapes payable	(28,880)	(372,045)
Accounts payable	(119,884)	(249,471)
Accrued expenses	147,918	82,207
Net cash from operating activities	2,208,063	1,233,656

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(452,773)	(704,245)
Additions to property and equipment	(2,064,604)	(3,603,980)
Proceeds from sale of asset	-	19,750
Payments received on note receivable	-	23,231
Net cash from investing activities	(2,517,377)	(4,265,244)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from line of credit borrowing	-	-
Proceeds from long-term debt held as restricted cash	450,000	(1,647,562)
Payments on long-term debt	(234,871)	(155,770)
Borrowings on long-term debt	-	2,000,000
Payment of debt issuance costs	-	(15,000)
Proceeds from exercise of stock options	54,570	97,240
Repurchase of common stock	-	(105,862)
Net cash from financing activities	269,699	173,046

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	-	(4,337)
Net cash from discontinued operations	-	(4,337)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,615)	(2,862,879)

CASH AND CASH EQUIVALENTS, beginning of period	945,683	4,553,113

CASH AND CASH EQUIVALENTS, end of period	$906,068	$1,690,234

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$16,550	$1,038,014

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. At September 30, 2014 and 2013, potentially dilutive shares of 0 and 77,200, respectively, were excluded from the computation as their effect would be anti-dilutive.  83,095 and 57,253 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended September 30, 2014 and 2013, respectively.  89,286 and 44,777 potentially dilutive shares are included in the computation of dilutive earnings per share for the nine month periods ended September 30, 2014 and 2013, respectively.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2014	December 31, 2013

Winemaking and packaging materials	$608,508	$732,909
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,025,411	4,099,224
Finished goods (bottled wine and related products)	6,194,068	5,001,179

Current inventories	$9,827,987	$9,833,312

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2014	December 31, 2013

Construction in progress	$76,342	$5,056,096
Land, improvements and other buildings	3,622,435	3,605,471
Winery building and hospitality center	13,387,988	7,378,516
Equipment	7,949,296	7,162,200

	25,036,061	23,202,283

Accumulated depreciation	(10,262,560)	(9,543,193)

	$14,773,501	$13,659,090

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. The remaining amount to be collected was $250,000 as of September 30, 2014 and December 31, 2013.  In October of 2014, the Company received payment of the final $250,000 under this agreement.  The total amount of $1,000,000 to be received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the nine months ended September 30, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $107,145 and $107,145, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In July of 2014, the Company renewed the credit agreement for an additional two years. The interest rate was 3.25% at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of September 30, 2014, the Company was in compliance with these financial covenants.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

5) DEBT (CONTINUED)

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,581,874 and $5,812,958 as of September 30, 2014 and December 31, 2013, respectively. These loans require monthly payments of $53,058 principal and interest for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	245,000	$3.84	260,200	$3.82
Granted	-	-	-	-
Exercised	(29)	3.09	(15,229)	3.58
Forfeited	-	-	-	-

Outstanding at end of period	244,971	$3.84	244,971	$3.84

At September 30, 2014, the Company had 34,000 unvested stock options with associated unrecognized compensation cost of $22,812 that will be recognized over a weighted-average period of 1.80 years.  The intrinsic value of the 210,971 stock options exercisable at September 30, 2014 was $331,060.

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended September 30, 2014 and 2013 were $5,291 and $4,100, respectively.  Pretax compensation expense related to stock options for the nine months ended September 30, 2014 and 2013 were $15,873 and $12,300, respectively.

Stock options exercised during the three months ended September 30, 2014 and 2013 were 29 and 28,000, respectively.  Stock options exercised during the nine months ended September 30, 2014 and 2013 were 15,229 and 28,000, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $408,000 and $327,000 in income taxes for the three months ended September 30, 2014 and 2013, respectively.  The Company paid $661,550 and $551,700 in income taxes for the nine months ended September 30, 2014 and 2013, respectively.

Interest - The Company paid $81,613 and $61,635 for the three months ended September 30, 2014 and 2013, respectively, in interest on long-term debt.  The Company paid $203,871, net of capitalized interest of $46,914, and $184,843 for the nine months ended September 30, 2014 and 2013, respectively, in interest on the long-term debt and revolving credit line.

8)  OTHER INCOME

On March 10, 2014 the Company experienced an inadvertent spillage of approximately 29,000 gallons of bulk wine during a filtration process.  Subsequent to this loss, the Company filed an insurance claim with its carrier and received a partial settlement of $75,000 during the three months ended March 31, 2014 which, net of wine cost of $49,687, resulted in $25,313 being recorded to other income for the three months ended March 31, 2014.  During the three months ended June 30, 2014, the Company received a second settlement payment of $65,930 which was recorded in other income.  In July of 2014, the Company received a final payment of $88,792, net of a $2,500 deductible, which was recorded as a receivable at June 30, 2014.  For the nine months ended September 30, 2014, other income includes $180,035 related to this insurance settlement.  No other payments are due under this claim.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9) SEGMENT REPORTING  (CONTINUED)

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2014 and 2013. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$1,395,164	$1,019,176	$2,651,037	$2,024,370	$4,046,201	$3,043,546
Cost of Sales	311,919	267,136	1,234,669	1,017,552	1,546,588	1,284,688
Gross Margin	1,083,245	752,040	1,416,368	1,006,818	2,499,613	1,758,858
Selling Expenses	628,320	476,386	306,503	334,848	934,823	811,234
Contribution Margin	$454,925	$275,654	$1,109,865	$671,970	$1,564,790	$947,624
Percent of Sales	34.5%	33.5%	65.5%	66.5%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$3,713,934	$2,751,325	$6,997,558	$6,943,039	$10,711,492	$9,694,364
Cost of Sales	940,328	716,323	3,308,798	3,318,627	4,249,126	4,034,950
Gross Margin	2,773,606	2,035,002	3,688,760	3,624,412	6,462,366	5,659,414
Selling Expenses	1,723,459	1,235,450	930,058	982,833	2,653,517	2,218,283
Contribution Margin	$1,050,147	$799,552	$2,758,702	$2,641,579	$3,808,849	$3,441,131
Percent of Sales	34.7%	28.4%	65.3%	71.6%	100.0%	100.0%

10)  SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  The Company’s financial statement do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.

In October of 2014, subsequent to the balance sheet date, the Company began the process to purchase 62 acres of primarily bare land for $496,000 for the purposes of growing grapes.  This purchase is part of the Company’s long term plan to increase the portion of grapes derived from its own vineyards in order to better control costs and quality as well as reduce grape supply risks.  This land is located within the Willamette AVA and is close to existing vineyards so as to garner farming efficiencies.  The Company anticipates completing this purchase in November 2014.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Such policies were unchanged during the nine months ended September 30, 2014.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club membership increased by approximately 770 net new members, or 16.7%, for the nine months ending September 30, 2014.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company sold approximately 76,624 and 75,922 cases of produced wine during the nine months ended September 30, 2014 and 2013, respectively, an increase of 702 cases, or 0.9% in the current year period over the prior year period.  The increase in wine sales was primarily the result of increased direct to consumer sales.

Cases sold in 2014 include approximately 67 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2014, wine inventory includes approximately 92,000 cases of bottled wine and 186,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled 107,495 cases during the nine months ended September 30, 2014.

Net income for the three months ended September 30, 2014 and 2013 was $573,946 and $232,066, respectively, an increase of $341,880, or 147.3%, in the current year period over the prior year period.  Net income for the nine months ended September 30, 2014 and 2013 was $1,295,396 and $1,049,784, respectively, an increase of $245,612, or 23.4%, in the current year period over the prior year period.  Overall gross profit for the three months ended September 30, 2014 and 2013 was $2,499,613 and $1,758,858, respectively, an increase of $740,755, or 42.1%, in the current year period over the prior year period.  Gross profit for the nine months ended September 30, 2014 and 2013 was $6,462,366 and $5,659,414, respectively, an increase of $802,952, or 14.2%, in the current year period over the prior year period.  Gross profit percent for the three months ended September 30, 2014 and 2013 was 61.8% and 57.8%, an increase of 4.0 percentage points, in the current year period over the prior year period.  Gross profit percent for the nine months ended September 30, 2014 and 2013 was 60.3% and 58.4%, an increase of 1.9 percentage points, in the current year period over the prior year period.

The Company generated $0.12 and $0.05 in basic earnings per share during the three months ended September 30, 2014 and 2013, respectively.  The Company generated $0.27 and $0.22 in basic earnings per share during the nine months ended September 30, 2014 and 2013, respectively.

Willamette Valley Vineyards continues to receive positive recognition through online bloggers, local newspapers, publications and national magazines.

In July, The Pensacola News Journal in Florida ran an article entitled, “Handcrafted Pinot Noir is Something Special” in their “Wine Time” section that fondly featured Willamette Valley Vineyards backstory and 2013 Whole Cluster Pinot Noir.

Wine Blogger, Catherine O’Brien visited the Company’s tasting room and cellar in July and shared her positive experiences through her blog, “Pursuing Pinot.”

In their August issue, Wine & Spirits magazine rated Willamette Valley Vineyard’s 2012 Estate Pinot Noir 93 points calling it an “exuberant Pinot Noir.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Wine Enthusiast magazine recognized several of the Company’s wines in their August issue; 2012 Bernau Block Pinot Noir, 90 pts/Cellar Selection, 2013 Riesling, 89 pts/Best Buy; 2013 Whole Cluster Pinot Noir, Best Buy.

Reporters from The Associated Press visited the winery in September during the Oregon Grape Stomp Championship and Harvest Celebration and wrote an article entitled, “Go for the Food: Grape Stomps for Fun, Not Wine.” The article was syndicated to dozens of publications that spanned from local publications to ABCNEWS.com.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2014 and 2013 were $4,046,201 and $3,043,546, respectively, an increase of $1,002,655, or 32.9%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $375,988 and an increase in sales through distributors of $626,667 in the current year three month period over the prior year period.  Sales for the nine months ended September 30, 2014 and 2013 were $10,711,492 and $9,694,364, respectively, an increase of $1,017,128, or 10.5%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $962,609 and an increase in sales through distributors of $54,519, in the current year nine month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club sales and increased kitchen and hospitality sales associated with the remodeled Hospitality Center.  Management believes that the increase in sales through distributors was due to increased sales made to several large chain retailers in the three months ending September 30, 2014.  Additionally, some sales through distributors that occurred in the second quarter of 2013 were not repeated until the third quarter of 2014 due to timing differences in their ordering process.

Cost of Sales

Cost of Sales for the three months ended September 30, 2014 and 2013 were $1,546,588 and $1,284,688, respectively, an increase of $261,900, or 20.4%, in the current period over the prior year period.  Cost of Sales for the nine months ended September 30, 2014 and 2013 were $4,249,126 and $4,034,950, respectively, an increase of $214,176, or 5.3%, in the current period over the prior year period.  This change was primarily the result of an overall increase in sales of wine, partially offset by a shift to more direct sales to consumers which achieve a higher profit margin.

Gross Profit

Gross profit for the three months ended September 30, 2014 and 2013 was $2,499,613 and $1,758,858, respectively, an increase of $740,755, or 42.1%, in the current year period over the prior year period.  Gross profit for the nine months ended September 30, 2014 and 2013 was $6,462,366 and $5,659,414, respectively, an increase of $802,952, or 14.2%, in the current year period over the prior year period.  This increase is primarily the result of an overall increase in sales, partially offset by a shift to more direct sales to consumers which achieve a higher profit margin.

Gross profit margin for the three months ended September 30, 2014 and 2013 was 61.8% and 57.8%, respectively, an increase of 4.0 percentage points, in the current year period over the prior year period.  Gross profit margin for the nine months ended September 30, 2014 and 2013 was 60.3% and 58.4%, respectively, an increase of 1.9 percentage points, in the current year period over the prior year period.  The change in gross profit margin is largely the result of an increase in the percentage of sales direct to consumers which result in a higher profit margin than sales through distributors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2014 and 2013 was $1,526,956 and $1,339,735, respectively, an increase of $187,221, or 14.0%, in the current year period over the prior year period.  Selling, general and administrative expense for the nine months ended September 30, 2014 and 2013 was $4,481,404 and $3,866,390, respectively, an increase of $615,014, or 15.9%, in the current year period over the prior year period.  This increase is primarily the result of increased selling expenses, including staffing, associated with an increased focus on retail sales and operating the newly remodeled Hospitality Center.

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $81,242 and $61,635, respectively, an increase of $19,607 or 31.8%, in the current year period over the prior year period.  Interest expense for the nine months ended September 30, 2014 and 2013 was $208,714 and $184,843, respectively, an increase of $23,871, or 12.9%, in the current year period over the prior year period.  The changes in interest expense were primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar, net of interest capitalized into construction in process, and use of the line of credit in the current year that did not occur in the prior year.

Other Income, net

Other income for the three months ended September 30, 2014 and 2013 was $39,885 and $52,480, respectively, a decrease of $12,595 or 24.0%, in the current year period over the prior year period.  Other income for the nine months ended September 30, 2014 and 2013 was $329,796 and $156,410, respectively, an increase of $173,386, or 110.9%, in the current year period over the prior year period.  The other income decrease in the three month period was the result of a workers’ compensation premium refund that occurred in 2013 that did not recur in 2014.  The other income increase, in the nine month period, is primarily the result of a net of cost and deductible insurance claim settlement of $180,035 resulting from a spillage of wine during production.

Income Taxes

The income tax expense for the three months ended September 30, 2014 and 2013 was $357,775 and $178,899, respectively, an increase of $178,876 or 100.0%, in the current year period over the prior year period.  The income tax expense for the nine months ended September 30, 2014 and 2013 was $807,666 and $719,757, respectively, an increase of $87,909, or 12.2%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 38.4% and 43.5% for the three months ended September 30, 2014 and 2013, respectively.  The Company’s estimated federal and state combined income tax rate was 38.4% and 40.7% for the nine months ended September 30, 2014 and 2013, respectively.

Net Income

Net income for the three months ended September 30, 2014 and 2013 was $573,946 and $232,066, respectively, an increase of $341,880, or 147.3%, in the current year period over the prior year period.  Net income for the nine months ended September 30, 2014 and 2013 was $1,295,396 and $1,049,784, respectively, an increase of $245,612, or 23.4%, in the current year period over the prior year period.  This increase is primarily the result of increased direct and distributor sales in the three month period ending September 30, 2014 and increased direct to consumer sales in the nine month period ending September 30, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

At September 30, 2014, the Company had a working capital balance of $9.7 million and a current working capital ratio of 4.77:1.  At December 31, 2013, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.57:1.

At September 30, 2014, the Company had a cash balance of $906,068.  At December 31, 2013, the Company had a cash balance of $945,683.  This change is primarily the result of increased cash from operating activities offset by spending on capital improvements.

Total cash provided by operating activities in the nine months ended September 30, 2014 and 2013 was $2,208,063 and $1,233,656, respectively.  Cash provided by operating activities from continuing operations for the nine months ended September 30, 2014 were primarily associated with income from operations.

Total cash used in investing activities in the nine months ended September 30, 2014 and 2013 was $2,517,377 and $4,265,244, respectively.  Cash used in investing activities for the nine months ended September 30, 2014 primarily consists of payments on the remodel and expansion of winery and hospitality center facilities, and payments on vineyard development.

Total cash provided by financing activities in the nine months ended September 30, 2014 and 2013 was $269,699 and $173,046, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 primarily consists of previously restricted cash becoming available for use as a result of the completion of the Hospitality Center remodel and expansion project, partially offset by payments on long-term debt.

Total cash used in discontinued operations in the nine months ended September 30, 2014 and 2013 was $0 and $4,337 respectively.  This change is primarily the result of the completion of winding-down all purchased wine sales activity as of December 31, 2012.

Non-cash investing and financing activities in the nine months ended September 30, 2014 and 2013 was $16,550 and $1,038,014 respectively.  This change was the result of the completion of the Hospitality Center remodel and expansion project.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The Company renewed this agreement, in July of 2014, for an additional two years.  The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2014 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of September 30, 2014, the Company was in compliance with all of the financial covenants.

At September 30, 2014 and December 31, 2013 the Company had no balance outstanding on the line of credit.  At September 30, 2014, the Company had $2,000,000 available on the line of credit.

As of September 30, 2014, the Company had a total long-term debt balance of $5,581,874, including the portion due in the next year, owed to Farm Credit Services.  As of December 31, 2013, the Company had a total long-term debt balance of $5,816,745.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Item #	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 13, 2014	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)