Form 10-K
period 2014-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2015-03-26
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $24,740,176.

The number of outstanding shares of the registrant’s Common Stock as of March 26, 2015 was 4,899,788.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

TABLE OF CONTENTS

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seeks”, “estimates” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. However, not all forward-looking statements contain these words.  Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietal. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered south of Salem, in Turner, Oregon.  The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2014, $22 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $16 per bottle; Rose, $24 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles:  Oregon Blossom (blush blend), $12 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK, WILLAMETTE, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, and IT’S WILLAMETTE, DAMMIT marks.

ITEM 1.  BUSINESS - continued

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country.  From 1995 to 2014, U.S. wineries grew in number from 1,817 to 7,762.  In addition, wineries are classified as one of the fastest growing segments in agriculture with an average annual growth of 10–15%.

The United States is the largest wine market in terms of revenues and volume. According to Impact Databank, U.S. wine sales have been growing at a rate of 2-3% per year for the past 21 years. In 2013, the most recent year such data is available, U.S. wine sales reached $36.3 billion, a 5% increase from 2012. The U.S. wine volume reached 329 million cases in 2013 with France in second place at 313 million cases. The U.S. also leads as the largest wine-consuming nation with over 101 million people drinking wine, approximately 44% of all U.S. adults.

U.S. wineries also increased production in 2013, the most recent year such data is available, by 6.3% while the average price per bottle rose from $9 to $10.85.  Pinot Noir is one of the highest-priced varietals on the market, yet its sales have nearly tripled in the U.S. since the movie Sideways was released in 2004. Inexpensive Pinot Noir brands, which are those brands priced below the industry average, are now outpacing higher priced Pinot Noir brands, by roughly twice the rate for both domestic and imported wines, according to Impact Databank, a provider of data on the wine industry owned by M. Shanken Communications, the parent company of Wine Spectator.

In 2013, the most recent year such data is available, 57% of all wine drinkers were considered “core” drinkers according to a Wine Market Council report.  “Core” drinkers, meaning they drink wine on a fairly consistent weekly or monthly basis, account for 25% of the United States adult population and consume 93% of wine by volume.  The “core” drinker segment continues to grow, mostly driven by younger Millennials, aged 21 to 26, with an average “core” drinker age of 47.8 years old.  Of younger Millennials, 28% report drinking wine daily while 19% of older Millennials, aged 26 to 36, report drinking daily.  Millennials represent 29% of the U.S. adult population but consume 38% of the wine consumed in the U.S. by volume.  Unlike previous generations, which typically did not drink wine regularly until they reached their 40s, younger consumers are discovering wine in their 20s and 30s.  Baby Boomers (ages 49 to 67) continue to be an important market segment making up 38% of all wine drinkers and consuming 32% of wine by volume.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2013, the most recent year such data is available, there were 605 commercial wineries licensed in Oregon and 25,448 acres of wine grape vineyards, 23,955 acres of which are currently producing. Oregon wine grapes produced a crop with a total value of $128 million, making grapes the number one fruit crop in the state. Total production of Oregon wines in 2013 is estimated at 3.3 million cases, up from 2.6 million cases in 2011.  Oregon case sales in 2013 are estimated at 2.4 million, up from 2 million in 2011.  Case sales, in dollars, for 2013 are estimated to be $311.7 million. The sum of all economic activity in Oregon related directly or indirectly to wine is now more than $3.3 billion annually, up from $2.7 billion in 2010.

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

ITEM 1.  BUSINESS - continued

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. As of December 31, 2014, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s.

2013 Oregon harvest – The Oregon Vineyard and Winery Census Report states that the total grapes crushed in Oregon rose 2.4%, compared to 2012, to a record high of 52,588 tons. Pinot Noir continued to lead statewide production representing 58% of the tonnage grown and crushed.  Yield increased to an average 2.59 tons per acre from 21,681 harvested acres.

2014 Oregon harvest – There is no official data available on the 2014 Oregon harvest as of the date of this report.

Company Strategy

The Company, one of the largest wine producers  in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra-premium wine; (3) achieve significant brand recognition for its wines, first in Oregon and then nationally and internationally; (4) effectively distribute and sell its products nationally; and (5) continue to build on its base of direct to consumer sales. The Company’s goal is to continue to build on a reputation for producing some of Oregon’s finest, most sought-after wines.

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

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped the Estate Winery into a 12,784 square foot state-of-the-art winery that includes a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Estate Winery, the McMinnville Tasting Room in McMinnville, Oregon and Tualatin Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

The Company believes the location of the Estate Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. The Company’s recently remodeled Hospitality Center, at the Estate Winery, has further increased the Company’s direct sales and enhanced public recognition of its wines.

ITEM 1.  BUSINESS - continued

Vineyards

The Company owns and leases approximately 654 acres of land, of which 529 acres are currently planted as vineyards or is suitable for future vineyard planting.  The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 70% of the grapes needed to meet the winery’s production capacity, of 314,000 gallons (132,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2014	Harvest 2013
Owned Vineyards
WVV Estate	107	57	11	2	37	227	141
Tualatin Estate Vineyards	107	51	9	-	47	251	130
Ingram Vineyards	86	-	62	-	24	-	-
Loeza Vineyards	62	-	-	58	4	-	-
Sub-Total	362	108	82	60	112	478	271

Leased Vineyards
Peter Michael Vineyards	79	69	-	-	10	341	254
Meadowview Vineyards	45	45	-	-	-	189	127
Elton Vineyards	59	54	-	2	3	203	97
Ingram Vineyards	109	-	-	109	-	-	-
Sub-Total	292	168	-	111	13	733	478

Contracted Vineyards*
Various	216	216	-	-	-	970	1,020

Total	870	492	82	171	125	2,181	1,769

* Contracted acreage is estimated

WVV Estate –Established in 1983, the Company’s Estate Vineyard (the “Estate Vineyard”) is located at the Winery location south of Salem, near Turner, Oregon.  The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs.  The Company planted four acres in 2014 and intends to plant an additional two acres in 2015.

Tualatin Estate Vineyards – Established in 1973 at the Tualatin Winery location near Forest Grove, Oregon, the Company’s Tualatin Estate Vineyards (the “Tualatin Vineyards”) is one of the oldest vineyards in Oregon.  It was purchased by the Company in 1997.  A series of sale-leaseback transactions split the property into two additional vineyards, and the Company continues to lease and manage the Peter Michael Vineyards and Meadowview Vineyards, located adjacent to the Tualatin Vineyards.  The Company intends to replant approximately nine acres in 2015.

Ingram and Elton Vineyards – The Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings.  Adjacent to the purchased land is an additional 109 leased acres, also for vineyard development.  The Company believes the site is ideally situated to grow premium Pinot Noir and planted 44 acres in 2014.  The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards.  The Company intends to plant 35 leased acres at Ingram and two acres at Elton in 2015.

Loeza Vineyards – The Company purchased 62 acres near Gaston, Oregon in 2014, for vineyard plantings, and believes the site is ideally situated to grow premium Pinot Gris.    The site is close to Tualatin Vineyards which allows the Company to leverage existing crews for vineyard development and operations.  The Company intends to plant 58 acres in 2015.

ITEM 1.  BUSINESS - continued

Grape Vines - Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

These new French clones are called “Dijon clones” after the University of Dijon in Burgundy, which assisted in their selection and shipment to a U.S. government authorized quarantine site, and then two years later to Oregon winegrowers. The most desirable of these new Pinot Noir clones are numbered 113, 114, 115, 667, 777 and 943. In addition to certain flavor advantages, these clones ripen up to two weeks earlier, allowing growers to pick before heavy autumn rains. Heavy rains can dilute concentrated fruit flavors and promote bunch rot and spoilage. These Pinot Noir clones were planted at the Tualatin Vineyards with phylloxera-resistant rootstock and the 667 and 777 clones have been grafted onto seven acres of self-rooted, non-phylloxera-resistant vines at the Company’s Estate Vineyard.  The Company also planted 943 clones at its Estate and Ingram Vineyards in 2015.

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company’s Estate Vineyard with phylloxera-resistant rootstock.

Grape supply – In 2014, the Company’s 57 producing acres in the Estate Vineyard yielded approximately 227 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced 781 tons of grapes in 2014.  Elton Vineyards produced 203 tons of grapes in 2014.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices or from bulk wine purchases from neighboring wineries.  In 2014, the Company purchased an additional 970 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference.  Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan.  The Company believes high quality grapes and bulk wine will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to purchase properties for future vineyards.

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

The Estate Vineyard’s elevation ranges from 533 feet to 700 feet above sea level with slopes from 2% to 30% (predominately 12-20%).  The Estate Vineyard’s slope is oriented to the south, southwest and west. Average annual precipitation at the Estate Vineyard is 41.3 inches; average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year’s frost-free season averages from 190 to 210 days. These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions, which produce high quality wine grapes.

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Estate Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year round spring that feeds an irrigation pond.

ITEM 1.  BUSINESS - continued

Susceptibility of vineyards to disease – The Tualatin Vineyard and the adjacent leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines. The Company has not detected any phylloxera at its Estate Vineyard or Loeza Vineyard.

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of the Company’s vineyards. The phylloxera at Tualatin Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern most section Gewurztraminer in 1971 that the Company partially removed in 2004.  The remaining vines, and all others infested, remain productive at low crop levels.  The Company is in the process of gradually replacing infested areas with new, phylloxera-resistant vines.

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced.  In 2014, the Winery produced approximately 271,300 gallons (108,958 cases) from its 2012 and 2013 harvest. The Company expects to produce approximately 286,000 gallons in 2015 (120,100 cases) from its 2013 and 2014 harvests.

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

In addition to the production capacity discussed above, the Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 25,000 cases (59,000 gallons) of wine production capacity to the Company.  The capacity at the Tualatin Winery is available to the Company to meet any anticipated future production needs. In 2008, the Company replaced the roof and production floor, insulation and walls, in anticipation of using it for wine storage and future production.

Hospitality facility – The Company has a recently renovated tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”) at the Estate Winery. The main floor of the Hospitality Center includes retail sales space with the Estate Tasting Room, Club Room for Wine Club Members, dining area and mezzanine, which altogether are designed to accommodate approximately 300 persons for tastings, wine and food pairing meals, public and private events and meetings. An iconic observation tower and tiered decks around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Estate Vineyard. The tiered decks funnel into an outdoor courtyard that hosts many seasonal gatherings. To the south side of the tiered decks the Company has two hospitality suites for overnight accommodations. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet including a recent expansion of 2,190 square feet to now store up to 1,800 barrels of wine for aging in the proper environment.

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

ITEM 1.  BUSINESS - continued

The Company believes the Hospitality Center and surrounding areas make the Winery an attractive recreational and social destination for tourists and residents, thereby enhancing the Company’s ability to sell its wines.

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to four mortgages with an aggregate principal balance of $5,502,294 at December 31, 2014. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $53,058. The maturity dates of the mortgages range from December 1, 2024 through December 1, 2028.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958

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

Direct sales – The Company’s Estate Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). The unique location along Interstate 5 has resulted in generally greater amount of wines sold at the Estate Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital and growing sales channel and an effective means of product promotion. The Estate Winery Tasting Room is open daily and offers wine tasting and education by trained personnel. The Company offers a complimentary daily tour along with by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has the largest wine club membership in Oregon and features a Members-only Club Room at the Estate Winery.

ITEM 1.  BUSINESS - continued

New in 2014, the Company launched “Pairings,” a focused restaurant offering a wine and food pairing lunch. Led by the Winery chef, the menu highlights Northwest fresh dishes paired thoughtfully with the Company’s wines. The culinary offering has now expanded to include “Pairings Food & Wine Experiences,” community-style wine dinners hosted on the weekends.

The Winery has developed a strong Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email.

The Company also operates two additional tasting rooms, one in historic downtown McMinnville, in the heart of Oregon Wine Country, and at its Tualatin Vineyard (located 30 minutes west of Portland).

The Company holds four major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving.  Numerous private events, wedding receptions, charitable and political events are also held at the Winery.

Direct sales are more profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2014 and 2013, direct sales contributed approximately 34% and 28% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 5 non-domestic (export) customers. For 2014 and 2013, sales to distributors and wine brokers contributed approximately 66% and 72% of the Company’s revenue from continuing operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 600 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from 45 minutes to two hours.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is located 45 minutes from Portland and less than one mile from The Enchanted Forest, an amusement park which operates from April through September each year and attracts approximately 130,000 paying visitors per year. Adjacent to the Enchanted Forest is the Hope Valley Recreational Vehicle Park, which contains approximately 110 overnight recreational vehicle sites.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually.  In 2014, sales to one distributor represented approximately 16.6% of total Company revenue.  In 2013, sales to one distributor represented approximately 17.5% of total Company revenue.

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

ITEM 1.  BUSINESS - continued

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 373,000 gallons (157,000 cases) per year, at its Estate Vineyards and Tualatin Vineyard locations, will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Winery. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

ITEM 1.  BUSINESS - continued

Employees

As of December 31, 2014 the Company had approximately 78 full-time employees and 44 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the Company’s website at www.wvv.com.  All websites referred to herein are inactive textual references only, meaning that the information contained in such websites is not incorporated by reference herein.

ITEM 1A.  RISK FACTORS

The following disclosures should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. These disclosures are intended to discuss certain material risks of the Company’s business as they appear to Management at this time. However, this list is not exhaustive.  Other risks may, and likely will, arise from time to time.

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

ITEM 1A.  RISK FACTORS - continued

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President, and Richard F. Goward Jr., our Chief Financial Officer, could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

The Company’s ability to operate requires utilization of the line of credit

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements, the proceeds of which were used to acquire the Tualatin Winery and the Tualatin Vineyards, construct and remodel the Hospitality Center and pay down the Company’s revolving line of credit. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under the line of credit facility will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

As of December 31, 2014, the Company’s outstanding indebtedness was approximately $5.2 million and the Company had a line of credit balance of $0 on a maximum borrowing amount of $2 million.

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

ITEM 1A.  RISK FACTORS - continued

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

Increased regulation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could negatively affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations, or increased licensing fees, requirements or taxes could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company’s business and its results of operations and its cash flows.

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns or leases 654 acres of land, of which 362 acres is owned and 292 acres leased.  Of the 654 acres of land owned or leased, 276 acres are productive vineyards, 253 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 125 acres are not suitable for vineyard planting or are used for winery or hospitality purposes.  See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced. In 2014, the Winery produced approximately 271,300 gallons (108,958 cases) from its 2012 and 2013 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company’s Estate Winery has a large 35,642 square foot tasting and hospitality facility (the “Hospitality Center”). The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery.  The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet including a recent expansion of 2,190 square feet to now store up to 1,800 barrels of wine for aging in the proper environment.

The Company’s Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 25,000 cases (59,000 gallons) of wine production capacity to the Company.  The capacity at the Tualatin Winery is not currently used but is available to the Company to meet any anticipated future production needs.  Additionally, the Company operates a small retail store and tasting room at the Tualatin Winery.

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

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

High and Low Intraday Sales Prices

Quarters ended 2014	12/31/2014	9/30/2014	6/30/2014	3/31/2014

High	$5.95	$6.20	$6.52	$6.60
Low	$5.23	$5.15	$5.14	$5.87

Quarters ended 2013	12/31/2013	9/30/2013	6/30/2013	3/31/2013

High	$7.60	$5.75	$4.97	$4.80
Low	$5.26	$4.24	$4.11	$3.71

Holders

As of March 12, 2015, the Company had approximately 2,429 shareholders of record.

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

Equity Compensation Plans

See Item 12 – Equity Compensation Plan Information of this Annual Report on Form 10-K for information concerning securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

As originally disclosed in the Form 10-K for the fiscal year ended December 31, 2011, filed March 27, 2012, the Board of Directors authorized the expenditure of $200,000 to be used in the buyback program to run through April 1, 2013.   During the three months ended June 30, 2013, the Board of Directors expanded the buyback program an additional $50,000 and extended the program to last until the full amount of authorized funds are expended.  During the three months ended September 30, 2013, the Board of Directors authorized additional buybacks of $250,000, bringing the total amount authorized for buyback to $500,000. During 2014, the Company did not buyback any stock as a result of the stock trading consistently above the board established threshold.  As of December 31, 2014, $74,898 remains unspent.

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

The Company’s principal sources of revenue are derived from sales and distribution of wine. Distributor sales are recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with customers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day or longer terms for some international customers.  Direct sales from items sold through the Company’s retail locations are recognized at the time of sale.

The Company values inventories at the lower of actual cost to produce the inventory or market value. The Company regularly reviews inventory quantities on hand and adjusts its production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if the Company’s inventory cost is determined to be greater than the net realizable value of the inventory upon sale, the Company would be required to recognize such excess costs in its cost of goods sold at the time of such determination. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and cases sold and, therefore, the carrying value of the Company’s inventory and its reported operating results.

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

The Company pays depletion allowances to the Company’s distributors based on their sales to their customers. The Company sets these allowances on a monthly basis and the Company’s distributors bill them back on a monthly basis. All depletion expenses associated with a given month are recognized in that month as a reduction of revenues. The Company also reimburses for samples used by distributors up to 1.5% of product sold to the distributors.  Sample expenses are recognized at the time the Company is billed as a selling, general and administrative expense.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine club memberships had a net increase of approximately 1,115 for the year ended December 31, 2014.  Periodically, the Company will also sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets.  However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 107,400 and 100,500 cases of produced wine during the years ended December 31, 2014 and 2013, respectively, an increase of 6,900 cases, or 6.9% in the current year over the prior year.  The increase in wine sales was the result of growth in both retail sales and sales through distributors.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs associated with purchased production materials.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.  The Company expects cost of sales to decrease, as a percentage of net sales, over the next several years, as higher yield vintages are released.

At December 31, 2014, wine inventory includes approximately 67,500 cases of bottled wine and 392,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 108,958 cases during the year ended December 31, 2014.

Results of Operations

The Company had net sales of $15,156,159 and $13,271,914 for the years December 31, 2014 and 2013, respectively, an increase of $1,884,245 or 14.2%, for the year ended December 31, 2014 over the prior year period.  The reasons for this increase include increased sales in all categories; retail sales, in-state sales, out-of state sales and sales of bulk products.

Gross profit was $9,016,606 and $7,683,475 for the years ended December 31 2014 and 2013, respectively, an increase of $1,333,131, or 17.4%, for the year ended December 31, 2014 over the prior year period.  This increase was generally driven by an increase in the average price per case sold combined with direct-to-consumer sales being a larger percentage of total sales.

The gross margin percentage was 59.5% and 57.9% for the years ended December 31, 2014 and 2013, respectively, an increase of 1.6 points, or 2.8%, for the year ended December 31, 2014 over the prior year period.  This increase in the gross profit percentage is primarily the result of increases in retail sales, as a percentage of total sales, combined with an overall increase in the per case margins and other factors.

Selling, general and administrative expenses were $6,210,384 and $5,308,931 for the years ended December 31, 2014 and 2013, respectively, an increase of $901,453, or 17.0%, for the year ended December 31, 2014 over the prior year period.  This increase was mainly the result of both increased selling expenses and increased general and administrative costs, much of which resulted from increased costs associated with operating the Company’s remodeled Hospitality Center.

Income from operations was $2,806,222 and $2,374,544 for the years ended December 31, 2014 and 2013, respectively, an increase of $431,678, or 18.2%, for the year ended December 31, 3014 over the prior year period.  The primary reasons for this increase are increased gross profit, which was partially offset by increased selling expenses.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for income taxes was $775,999 and $904,709 for the years ended December 31, 2014 and 2013, respectively, a decrease of $128,710, or 14.2%, for the year ended December 31, 3014 over the prior year period.  This decrease is primarily related to tax deductions for domestic production activity and federal and state tax credits related to the Company’s recent facility expansions and remodels.  The Company does not anticipate similar credits in future periods.

Net income was $2,161,340 and $1,423,492, for the years ended December 31, 2014 and 2013, respectively, an increase of $737,848, or 51.8%, for the year ended December 31, 3014 over the prior year period.  The primary reasons for this increase are an overall increase in sales, and improved margins, partially offset by increased selling and administrative expenses, that increased income from operations.  Additionally, the Company recorded $180,035, net of cost and deductible, in insurance proceeds from a wine spillage at the Estate Winery in March of 2014 that was included in other income.

Diluted earnings per share were $0.44 and $0.29 for the years ended December 31, 2014 and 2013, respectively, an increase of $0.15, or 51.7%, for the year ended December 31, 3014 over the prior year period.  The primary reason for this increase is an increase in income from continuing operations as well as receipt of insurance proceeds recorded as other income.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors.  These three sales channels represent 34.1%, 16.6% and 49.2%, of net sales for the year ended December 31, 2014, respectively.  This compares to 28.2%, 17.5% and 54.2% of net sales for the year ended December 31, 2013, respectively.  Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company had cash balances of $519,761, at December 31, 2014, and $945,683, net of restricted cash of $450,000, at December 31, 2013.  The Company had no outstanding line of credit balance at December 31, 2014 and 2013.

EBITDA

The following table presents the calculation of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”):

	Year Ended December 31,
	2014	2013
Net Income	$2,161,340	$1,423,492
Depreciation and amortization expense	1,074,737	748,832
Interest Expense	289,020	245,431
Interest Income	(1,031)	(6,963)
Income tax expense	775,999	904,709
EBITDA	$4,300,065	$3,315,501

Hospitality Center

In December 2012, the Board of Directors approved a significant remodel and expansion of the Winery’s Hospitality Center.  The Board approved a total project cost of up to $4.5 million, to be financed with $2,000,000 of new borrowings from NW Farm Credit Services, with the balance of the costs funded by using existing cash reserves.  In November of 2013 the Board approved additional costs, in excess of the original budget, to be funded by using cash reserves.  Features of the remodeled and expanded facility included additional barrel storage capacity, a club-members tasting room, a larger general public tasting area, enhanced kitchen services, new spaces for hosting smaller parties, expanded deck seating to capitalize on views from the winery, and a new lawn terrace for outdoor events.  Management believes that these enhancements are critical in supporting the future growth of direct-to-consumer sales of Company wines.  Construction began in February 2013, and was finished in April 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Sales

Wine sales for the years ended December 31, 2014 and 2013 and ending inventory amounts for the year ended December 31, 2014, are shown on the following table, as well as planned production quantities for the year ending December 31, 2015:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2014	2013	December 31, 2014	(Cases) 2015

Pinot Noir/Estate	12,500	12,500	14,000	16,000
Pinot Noir/Barrel Select	8,000	6,000	1,000	4,000
Pinot Noir/Founders Reserve	2,400	2,500	2,500	3,700
Pinot Noir/Special Designates	2,400	2,500	10,000	2,300
Pinot Noir/Whole Cluster	27,800	23,500	4,000	37,000
Pinot Gris	20,100	20,000	10,500	19,000
Riesling	20,300	20,500	10,000	21,000
Chardonnay	3,200	2,000	3,500	3,500
Table Wine	5,700	6,500	5,500	4,000
Other	5,000	4,500	6,500	9,600

Total	107,400	100,500	67,500	120,100

Approximately 49% of the Company’s case sales during 2014 were of the Company’s flagship varietal, Pinot Noir.  Case sales of Riesling and Pinot Gris follow with approximately 19% of case sales each.  The Company sold approximately 107,400 and 100,500 cases of Company-produced wine during the years ended December 31, 2014 and 2013, respectively.  This represents an increase of approximately 6,900 cases, or 6.9%.  This increase in case sales was the result of growth in both retail sales and sales through distributors.

Wine Inventory

The Company had approximately 67,500 cases of bottled wine on-hand at the end of 2014.  Sufficient bulk wine inventory is on-hand to bottle approximately 120,100 cases of wine in 2015.  Management believes that sufficient stock is on hand to meet current demand levels until the 2015 vintage becomes available.

Production Capacity

Current production volumes are well within the current production capacity constraints of the Winery.  In 2014, approximately 108,958 cases were produced, and Management anticipates bottling approximately 120,100 cases in 2015.  The Winery has capacity to comfortably process about 132,000 cases of wine per year.  Management continues to invest in new production technologies to increase the efficiency and quality of wine production.  During 2014, the Company did not choose to utilize the wine production facilities at the Tualatin Winery.  The Tualatin Winery has capacity to produce approximately 25,000 cases of wine.  The facility is maintained in good condition, and is occasionally used by other local wineries.  Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2014 and 2013 vintages, the Company grew approximately 56% and 42% of all grapes harvested, respectively.  The remaining grapes harvested were purchased from other growers.  In 2014 and 2013, 13% and 18% of grapes harvested were purchased under short-term contracts, and 31% and 40% of grapes harvested were purchased under long-term contracts, respectively.  The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $787,696 and $554,532 worth of grapes from long-term contracts during the years ended December 31, 2014 and 2013, respectively.  The Company received $644,910 and $596,995 worth of grapes from short-term contracts during the years ended December 31, 2014 and 2013, respectively.  Total grapes payable were $698,851 and $689,028 for the years ended December 31, 2014 and 2013, respectively.  Grapes payable includes $398,142 and $277,625 of grapes payable from long-term contracts as of December 31, 2014 and 2013, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease.  The Company has approximately 82 acres of vineyards that have been planted but are in the pre-productive stage.  We anticipate that these vineyards will begin bearing fruit in the next one to three years.  The Company has approximately 171 acres of land that is suitable for future vineyard development.  Management currently has plans to plant approximately 97 acres and 33 acres in the years 2015 and 2016, which we anticipate will begin bearing fruit in years 2019 and 2020, respectively.  Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to better control its supply chain, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts that expire after vintage years 2015 and 2016.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines, was enhanced by national and regional media coverage throughout 2014.

In late December of 2013, Robert Parker’s Wine Advocate recognized the Company’s 2011 Elton Pinot Noir with 90 points.

The 9th annual Portland Seafood and Wine Festival Competition was held in January 2014 where the 2012 Riesling was awarded a Gold Medal.

Editor at Large, Harvey Steiman, recognized the Company’s 2012 Whole Cluster Pinor Noir with 89 points, in Wine Spectator’s February issue stating, “Smooth and generous, with a green edge to the dark plum and wet earth flavors, finishing with a silky texture and deft balance”.

In March, Oregon Business Magazine named Willamette Valley Vineyards on the “2014 100 Best Green Companies to Work For in Oregon.”  Editor Linda Baker said, “This ranking shows that your workplace has implemented a variety of green policies, and that your employees place a high value on sustainable practices and believe your commitment to them is exceptional.”

In April, Beverage Dynamics magazine awarded three of the Company’s wines with 90+ point scores; 2010 Elton Pinot Noir, 92 points and 5 stars; 2011 Tualatin Estate Pinot Noir, 91 points and Signature Cuvee Pinot Noir, 90 points.

Wine & Spirits magazine recognized three wines with 90+ point scores in their April issue; 2010 Elton Pinot Noir, 92 points; 2010 Bernau Block Pinot Noir, 90 points; Signature Cuvee Pinot Noir, 90 points.

The Oregon Wine Press’ Hilary Berg featured the Company’s Estate Winery Tasting Room and Barrel Cellar remodel in a May article entitled, “Must-See in Salem, Willamette Valley Vineyards reveals impressive new tasting room.”

Statesman Journal newspaper’s 2014 Best of the Mid-Valley People’s Choice Awards invited readers to nominate and vote for their favorite people, businesses and things to do in Marion and Polk counties.  In May the results were released and Willamette Valley Vineyards was named the “Best Winery”.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The 2014 Oregon Wine Awards winners were released in May and recognized the Company’s 2010 Griffin Creek Cabernet Sauvignon with Double Gold and the 2011 Willamette Valley Vineyards Estate Chardonnay with Gold.

In July, The Pensacola News Journal in Florida ran an article entitled, “Handcrafted Pinot Noir is Something Special” in their “Wine Time” section that fondly featured Willamette Valley Vineyard’s backstory and the 2013 Whole Cluster Pinot Noir.

Wine Blogger, Catherine O’Brien visited the Company’s tasting room and cellar in July and shared her positive experiences through her blog, “Pursuing Pinot”.

In their August issue, Wine & Spirits magazine rated the 2012 Estate Pinot Noir 93 points, calling it an “Exuberant Pinot Noir.”

Wine Enthusiast magazine recognized several of the Company’s wines in their August issue; 2012 Bernau Block Pinot Noir, 90 points/Cellar Selection, 2013 Riesling, 89 points/Best Buy; 2013 Whole Cluster Pinot Noir, Best Buy.

Reporters from The Associated Press visited the Estate Winery during the hosting of the Oregon Grape Stomp Championship and Harvest Celebration and wrote an article entitled, “Go for the Food; Grape Stomps for Fun, Not Wine.”  The article was syndicated to dozens of publications that spanned from local newspapers to ABCNEWS.com.

The October issue of Portland Monthly Magazine featured Oregon’s 50 Best Wines of 2014. The Company’s 2012 Estate Pinot Noir was ranked #9 and scored 97.75 points.

Sunset Magazine named the 2012 Bernau Block a “Top Red Over $40” in their October issue.

Wine Press Northwest Magazine held their annual Platinum Judging in October awarding the Company’s 2012 Bernau Block Pinot Noir a Platinum Medal naming it one of the “best of the best” wines of 2014.

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

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the three and twelve months ended December 31, 2014 and 2013:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2014	2013	2014	2013

Retail sales	$1,460,951	$1,034,804	$5,044,362	$3,813,953
In-state sales	736,982	621,920	2,578,529	2,376,497
Out-of-state sales	2,301,888	2,001,924	7,631,019	7,349,489
Bulk wine/miscellaneous sales	50,215	5,535	247,975	9,376

Total revenue	4,550,036	3,664,183	15,501,885	13,549,315

Less excise taxes	(105,369)	(86,634)	(345,726)	(277,401)

Sales, net	$4,444,667	$3,577,549	$15,156,159	$13,271,914

2014 Compared to 2013

Retail sales for the years ended December 31, 2014 and 2013 were $5,044,362 and $3,813,953, respectively, an increase of $1,230,409, or 32.3%, for the year ended December 31, 2014 over the prior year period.  This increase was primarily driven by membership growth in the Company’s wine club program and by increased visitor traffic to the Estate Winery’s newly remodeled tasting room, including expanded sales from food, room rentals, and on-site events.

Bulk Wine/miscellaneous sales for the years ended December 31, 2014 and 2013 were $247,975 and $9,376, respectively, an increase of $238,599.  This increase represents the Company’s sale of bulk wine in 2014 due to higher yields.

In-state sales for the years ended December 31, 2014 and 2013 were $2,578,529 and $2,376,497, respectively, an increase of $202,032, or 8.5%, for the year ended December 31, 3014 over the prior year period.  Management believes this increase is primarily due to increased visibility in the Oregon market.

Out-of-state sales for the years ended December 31, 2014 and 2013 were $7,631,019 and $7,349,489, respectively, an increase of $281,530, or 3.8%.  Management believes this increase is primarily related to increased sales efforts particularly with larger chain retailers.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2014 and 2013 were $345,726 and $277,401, an increase of $68,325, or 24.6%, for the year ended December 31, 3014 over the prior year period.  This increase was due primarily to increased wine sales being partially offset by a reduction in the small producer tax credit, and timing differences in tax payments.

Cost of Sales was $6,139,553 and $5,588,439 for the years ended December 31, 2014 and 2013, respectively, an increase of $551,114, or 9.9%, for the year ended December 31, 3014 over the prior year period.  The increase in cost of sales can be attributed mainly to the overall increase in product sales.

As a percentage of net revenue, gross profit was 59.5% and 57.9% in the years ended December 31, 2014 and 2013, respectively, an increase of 1.6 points or, 2.8%, for the year ended December 31, 3014 over the prior year period.  This increase in the gross profit percentage is primarily a result of increases in retail sales, relative to sales through distributors, the release of higher margin vintages and increases in food sales and room rentals which have larger margins.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company continued its focus in 2014 on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

Selling, general and administrative expenses were $6,210,384 and $5,308,931 for the years ended December 31, 2014 and 2013, respectively, an increase of $901,453, or 17.0%, for the year ended December 31, 3014 over the prior year period.  This increase was primarily the result of the increased operating costs associated with the newly remodeled Hospitality Center.

Interest income was $1,031 and $6,963 for the years ended December 31, 2014 and 2013, respectively.  The decrease in interest income is primarily due to a reduction in the balances of cash on hand in the Company’s accounts as a result of using cash for investments in capital assets.  Interest expense was $289,020 and $245,431 for the years ended December 31, 2014 and 2013, respectively, an increase of $43,589, or 17.8%, for the year ended December 31, 3014 over the prior year period. The increase in interest expense was mainly due to additional interest expense associated with the Hospitality Center remodel loan.  Interest on this new loan was capitalized in 2013 but began to be expensed in 2014 as the project came to conclusion.  Additionally, the Company used the line of credit periodically in 2014, generating additional interest expense.

Other income, net, was $419,106 and $192,125 for the years ended December 31, 2014 and 2013, respectively, an increase of $226,981, or 118.1%, for the year ended December 31, 3014 over the prior year period. The increase in other income, net, relates primarily to the receipt of a net insurance proceed of $180,035 associated with a wine spill at the Estate Winery that occurred in 2014.  The Company believes that this spill was a result of a mechanical error and has since developed processes intended to reduce this risk.

The provision for income taxes and the Company’s effective tax rate was $775,999 and 26.4%, respectively of pre-tax income in the year ended December 31, 2014.  The provision for income taxes and the Company’s effective tax rate was $904,709 and 38.9%, respectively of pre-tax income in the year ended December 31, 2013.  This decrease in the Company’s income tax provision is primarily related to tax deductions for domestic production activity and federal and state tax credits related to the Company’s recent facility expansions and remodels.  The Company does not anticipate similar credits in future periods.

As a result of the above factors, net income was $2,161,340 and $1,423,492 for the years ended December 31, 2014 and 2013, respectively, an increase of $737,848, or 51.8%, for the year ended December 31, 3014 over the prior year period. Diluted earnings per share were $0.44 and $0.29 for the years ended December 31, 2014 and 2013, respectively, an increase of $0.15 or 51.7%.  The increase in earnings per share is primarily a result of increased net income.

Liquidity and Capital Resources

At December 31, 2014, the Company had a working capital balance of $9.8 million and a current ratio of 4.63:1. At December 31, 2013, the Company had a working capital balance of $9.8 million and a current ratio of 4.57:1. The Company had cash balances of $519,761, at December 31, 2014, and $945,683, net of restricted cash of $450,000, at December 31, 2013. The decrease in cash year over year was primarily due to cash spent on the Hospitality Center remodel and expansion project.

Total cash provided from operating activities for the years ended December 31, 2014 and 2013 was $3,006,548 and $1,692,829, respectively.  In 2014 these results were primarily due to income from operations, buoyed by non-cash operating expenses such as depreciation, and an increase in accounts receivable.

Total cash used in investing activities for the years ended December 31, 2014 and 2013 was $3,716,509 and $6,692,862, respectively.  These results were primarily due to additions to property and equipment and general vineyard development.  Cash used in investing activities decreased in 2014, when compared to 2013, and was primarily the result of winding down of the Hospitality Center remodel and expansion project.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total cash provided from financing activities for the years ended December 31, 2014 and 2013 was $284,039 and $1,396,940.   In 2014, these results were primarily due to receipt of formerly restricted loan proceeds, for the Hospitality Center remodel and expansion project, and proceeds from stock option exercises partially offset by payments of long-term debt.  In 2013, these results were primarily the result of long-term debt borrowing, for the Hospitality Center remodel and expansion project, net of proceeds held as restricted cash, and proceeds from the exercise of stock options, being partially offset by payments of long-term debt.

Total cash provided (used) from discontinued operations for the years ended December 31, 2014 and 2013 was $0 and $(4,337), respectively.  Total cash used in 2013 primarily resulted from the payment of a liability associated with operations discontinued in 2013.

At December 31, 2014, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2014, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to renew in June 2016.

As of December 31, 2014, the Company had a total long-term debt balance of $5,502,294 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2014 including long-term debt, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$5,502,294	$329,255	$718,957	$807,970	$3,646,112
Grape payables	698,851	698,851	-	-	-
Operating leases	2,342,483	389,356	755,254	694,495	503,378

Total contractual obligations	$8,543,628	$1,417,462	$1,474,211	$1,502,465	$4,149,490

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2014 or 2013.

Off Balance Sheet Arrangements

At December 31, 2014 and 2013, the Company had no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 26, 2015

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$519,761	$945,683
Accounts receivable, net	1,612,124	1,229,391
Inventories (Note 3)	9,910,570	9,833,312
Prepaid expenses and other current assets	150,024	177,769
Distribution agreement receivable	-	250,000
Income tax receivable	323,014	143,363
Total current assets	12,515,493	12,579,518

Restricted cash	-	450,000
Vineyard development costs, net	3,368,545	2,257,217
Property and equipment, net (Note 4)	15,038,659	13,659,090
Debt issuance costs, net	54,604	58,987

TOTAL ASSETS	$30,977,301	$29,004,812

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$742,024	$711,333
Accrued expenses	551,587	456,842
Current portion of long-term debt	329,255	306,353
Deferred income taxes	206,000	444,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	34,435	-
Grapes payable	698,851	689,028
Total current liabilities	2,705,009	2,750,413

Long-term debt, net of current portion	5,173,039	5,510,392
Deferred rent liability	163,696	182,490
Deferred revenue-distribution agreement, net of current portion	380,943	523,803
Deferred gain	153,362	185,456
Deferred income taxes	1,211,000	993,000
Total liabilities	9,787,049	10,145,554

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 4,983,206 and
4,945,977 shares issued at December 31, 2014 and December 31, 2013, respectively, 4,869,788 and 4,832,559 shares outstanding at
December 31, 2014 and December 31, 2013, respectively.	9,026,739	8,857,085
Retained earnings	12,588,615	10,427,275
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at December 31, 2014 and December 31, 2013, respectively	(425,102)	(425,102)
Total shareholders' equity	21,190,252	18,859,258

LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,977,301	$29,004,812

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2014	2013

SALES, NET	$15,156,159	$13,271,914
COST OF SALES	6,139,553	5,588,439

GROSS PROFIT	9,016,606	7,683,475

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	6,210,384	5,308,931

INCOME FROM OPERATIONS	2,806,222	2,374,544

OTHER INCOME (EXPENSE)
Interest income	1,031	6,963
Interest expense	(289,020)	(245,431)
Other income, net	419,106	192,125

INCOME BEFORE INCOME TAXES	2,937,339	2,328,201

INCOME TAX PROVISION	(775,999)	(904,709)

NET INCOME	$2,161,340	$1,423,492

BASIC NET INCOME PER COMMON SHARE	$0.45	$0.30

DILUTED NET INCOME PER COMMON SHARE	$0.44	$0.29

Weighted average number of basic common shares outstanding	4,849,614	4,804,801

Weighted average number of diluted common shares outstanding	4,930,494	4,856,321

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury	Retained
	Shares	Dollars	Stock	Earnings	Total

Balance at December 31, 2012	4,804,708	$8,656,926	$(319,215)	$9,003,783	$17,341,494

Stock based compensation expense	-	22,839	-	-	22,839

Common stock issued and options exercised	51,000	177,320	-	-	177,320

Treasury stock purchased	(23,149)	-	(105,887)	-	(105,887)

Net income	-	-	-	1,423,492	1,423,492

Balance at December 31, 2013	4,832,559	8,857,085	(425,102)	10,427,275	18,859,258

Stock based compensation expense	-	21,164	-	-	21,164

Common stock issued and options exercised	37,229	148,490	-	-	148,490

Net income	-	-	-	2,161,340	2,161,340

Balance at December 31, 2014	4,869,788	$9,026,739	$(425,102)	$12,588,615	$21,190,252

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$2,161,340	$1,423,492
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,074,737	748,832
(Gain) on disposition of property & equipment	-	(675)
Stock based compensation expense	21,164	22,839
Deferred rent liability	(18,794)	(14,751)
Deferred income taxes	(20,000)	383,000
Deferred revenue-distribution agreement	(142,860)	(142,860)
Deferred gain	(32,094)	(32,095)
Change in operating assets and liabilities:
Accounts receivable, net	(382,733)	(140,841)
Inventories	(77,258)	(606,428)
Prepaid expenses and other current assets	27,745	(88,266)
Distribution agreement receivable	250,000	250,000
Income taxes receivable	(179,651)	(134,629)
Income taxes payable	-	(17,659)
Unearned revenue	34,435	-
Grapes payable	9,823	149,444
Accounts payable	185,949	(88,640)
Accrued expenses	94,745	(17,934)
Net cash from operating activities	3,006,548	1,692,829

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development	(1,186,997)	(764,910)
Additions to property and equipment	(2,529,512)	(5,970,933)
Proceeds from sale of property and equipment	-	19,750
Payments received on note receivable	-	23,231
Net cash from investing activities	(3,716,509)	(6,692,862)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from long-term debt held as restricted cash	450,000	(450,000)
Payments on long-term debt	(314,451)	(209,493)
Borrowings on long-term debt	-	2,000,000
Payment of debt issuance costs	-	(15,000)
Proceeds from stock options exercised	148,490	177,320
Repurchase of common stock	-	(105,887)
Net cash from financing activities	284,039	1,396,940

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash from operating activities of discontinued operations	-	(4,337)
Net cash from discontinued operations	-	(4,337)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(425,922)	(3,607,430)

CASH AND CASH EQUIVALENTS, beginning of year	945,683	4,553,113

CASH AND CASH EQUIVALENTS, end of year	$519,761	$945,683

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$92,119	$247,377

The accompanying notes are an integral part of the financial statements.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards and a winery located in the state of Oregon, and produces and distributes premium, super premium, and ultra-premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, and Riesling.

The Company has direct-to-consumer sales and national sales to distributors.  These sales channels offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution.  Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 34.1% and 28.2% of total revenue for 2014 and 2013, respectively.

In state sales through distributors represented approximately 16.6% and 17.5% of total revenue for 2014 and 2013, respectively.

Out-of-state sales, including foreign sales, represented approximately 49.2% and 54.2% of total revenue for 2014 and 2013, respectively. Foreign sales represent 1% of total revenue.

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

In 2014, sales to one distributor represented approximately 16.6% of total Company revenue.  In 2013, sales to one distributor represented approximately 17.5% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include highly liquid short-term investments with an original maturity of less than 90 days.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,624,068 and $1,244,131 as of December 31, 2014 and 2013 exclusive of the allowance for doubtful accounts.  The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,033,737 and $958,067 at December 31, 2014 and 2013, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2014 and 2013, approximately $75,670 and $75,669, respectively, was amortized into inventory costs.

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

Review of long-lived assets for impairment - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Long-lived assets consist primarily of property and equipment.  Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2014 and 2013.

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2014 and 2013, amortization of debt issuance costs was approximately $4,383 and $3,382 respectively.  Debt issuance amortization costs are scheduled at $4,383 for each of the next five years, and $32,689 thereafter.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2014 and 2013, the Company has recorded a current distribution agreement receivable in the amount of $0 and $250,000, respectively, with the final payment having been made in 2014.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the year ended December 31, 2014 and 2013, the Company has recognized revenue related to this agreement in the amount of $142,860 and $142,860, respectively, recorded to other income.

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

The Company had no unrecognized tax benefits as of December 31, 2014 or 2013. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2014 and 2013 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California and Connecticut. The Company may be subject to examination by the IRS for tax years 2011 through 2014. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2010 through 2014. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2014 and 2013, rent costs paid in excess of amounts recognized totaled $18,794 and $14,751, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions.  In accordance with FASB ASC Subtopic 605-50, Revenue Recognition – Customer Payments and Incentives, when recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses.  Incentive program payments are made when completed incentive program payment requests are received from the customers.  Incentive payments to a customer reduce the incentive program accrued liability.  For the years ended December 31, 2014 and 2013, the Company recorded incentive program expenses of $325,509 and $197,301, respectively, as a reduction in sales on the income statement.  As of December 31, 2014 and 2013, the Company has recorded an incentive program liability in the amount of $48,000 and $60,241, respectively, which is included in accrued expenses on the balance sheet.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2014 and 2013, advertising costs incurred were approximately $100,000 and $48,000 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2014 and 2013, these costs, which are included in selling, general and administrative expenses, totaled approximately $129,900 and $85,900, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2014 and 2013, such costs totaled approximately $407,000 and $315,000, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2014 and 2013, excise taxes incurred were approximately $345,700 and $277,400 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the years ended December 31, 2014 and 2013, the Company recognized pretax compensation expense related to stock options of $21,164 and $22,839, respectively.

Basic and diluted net income per share – Basic earnings per share is computed based on the weighted-average number of common shares outstanding each year. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive.

Options to purchase 222,971 shares of common stock were outstanding at December 31, 2014 and diluted weighted-average shares outstanding at December 31, 2014 include the effect of 80,880 stock options. Options to purchase 260,200 shares of common stock were outstanding at December 31, 2013 and diluted weighted-average shares outstanding at December 31, 2013 include the effect of 51,520 stock options.

0 and 75,200 potentially dilutive shares from stock options were not included in the computation of dilutive earnings per share for 2014 and 2013, respectively as their impact would have been anti-dilutive.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	2014			2013
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	per		Shares	per
	Income	Outstanding	Share	Income	Outstanding	Share

Basic	$2,161,340	4,849,614	$0.45	$1,423,492	4,804,801	$0.30
Options	-	80,880	-	-	51,520	-

Diluted	$2,161,340	4,930,494	$0.44	$1,423,492	4,856,321	$0.29

Statement of cash flows – Supplemental disclosure of cash flow information:

	2014	2013

Income tax paid	$975,650	$676,040
Interest paid (net of capitalized interest)	$282,490	$239,041
Supplemental schedule of noncash investing and financing activities:
Purchases of property, plant, and
equipment included in accounts payable	$92,119	$247,377

Recently issued accounting standards – In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue recognition guidance for all companies.  This guidance is more principles-based than current revenue guidance and also addresses accounting for items not typically thought of as revenue, such as certain costs associated with obtaining and fulfilling a contract and the sale of certain nonfinancial assets.  For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $11,944 and $14,740 at December 31, 2014 and 2013, respectively.  Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2014	2013

Balance at Beginning of Period	$14,740	$12,908
Charged to costs and expenses	-	2,796
Charged to other accounts	-	-
Write-offs, net of recoveries	(2,796)	(964)

Balance at End of Period	$11,944	$14,740

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2014	2013

Winemaking and packaging materials	$629,841	$732,909
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,796,223	4,099,224
Finished goods (bottled wine and related products)	4,484,506	5,001,179

Current inventories	$9,910,570	$9,833,312

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2014	2013

Construction in progress	$69,588	$5,056,096
Land, improvements and other buildings	3,622,434	3,605,471
Winery buildings and hospitality center	13,566,863	7,378,516
Equipment	8,256,983	7,162,200

	25,515,868	23,202,283

Less accumulated depreciation	(10,477,209)	(9,543,193)

	$15,038,659	$13,659,090

Depreciation expense was $994,685 and $669,781 during the years ended December 31, 2014 and 2013, respectively.  Capitalized interest was $40,039 and $25,999 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to biannual renewal. The Company renewed the credit agreement in June of 2014 for a period of 24 months. The interest rate was 3.25% at December 31, 2014 and 2013. At December 31, 2014 and 2013 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2014, the Company was in compliance with these financial covenants.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2014	2013

Northwest Farm Credit Services Loan #1	$1,238,256	$1,310,084
Northwest Farm Credit Services Loan #2	1,154,945	1,233,472
Northwest Farm Credit Services Loan #3	1,202,799	1,269,402
Northwest Farm Credit Services Loan #4	1,906,294	2,000,000
Other long term debt	-	3,787

	5,502,294	5,816,745
Current portion	(329,255)	(306,353)

	$5,173,039	$5,510,392

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

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2014, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2015	$329,255
2016	349,002
2017	369,955
2018	392,189
2019	415,781
Thereafter	3,646,112

$5,502,294

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2014 and 2013 was 5.75% and 5.75% respectively.

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

NOTE 8 – STOCK INCENTIVE PLAN - continued

The following table presents information on stock options outstanding for the periods shown:

	2014		2013
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	260,200	$3.82	311,200	$3.76
Granted	-	-	-	-
Exercised	(37,229)	3.99	(51,000)	3.48
Forfeited	-	-	-	-

Outstanding at end of period	222,971	$3.79	260,200	$3.82

The following table presents information on stock options outstanding for the periods shown:

	2014	2013

Intrinsic value of options exercised in the period	$64,383	$92,952
Stock options fully vested and expected to vest	222,971	260,200
Weighted average exercise price	$3.79	$3.82
Aggregate intrinsic value	$447,611	$642,548
Weighted average contractual term of options	1.64 years	2.47 years
Stock options vested and currently exercisable	188,971	199,200
Weighted average exercise price	$3.90	$4.01
Aggregate intrinsic value	$358,561	$453,528
Weighted average contractual term of options	1.28 years	1.92 years

Weighted-average options outstanding and exercisable at December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2014	Life	Price	2014	Price
2.99	4,000	0.12	2.99	4,000	2.99
3.09	22,971	6.56	3.09	8,971	3.09
3.24	80,000	1.55	3.24	60,000	3.24
3.76	62,000	0.58	3.76	62,000	3.76
5.00	54,000	0.99	5.00	54,000	5.00

$2.99 - $ 5.00	222,971	1.64	$3.79	188,971	$3.90

NOTE 8 – STOCK INCENTIVE PLAN - continued

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no stock options granted during the years ended December 31, 2014 and 2013.

Stock compensation expense was $21,164 and $22,839 for the years ended December 31, 2014 and 2013, respectively, and is included in selling, general & administrative expenses on the statement of income.

As of December 31, 2014, unrecognized compensation expense related to stock options was $17,409.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2014	2013

Current tax expense:
Federal	$663,096	$406,889
State (includes Mult/PDX)	132,903	114,820

	795,999	521,709

Deferred tax expense (benefit):
Federal	(18,087)	331,796
State	(1,913)	51,204

	(20,000)	383,000

Total	$775,999	$904,709

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2014	2013

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.60%	5.25%
Permanent differences	-1.70%	-1.36%
Tax credits	-5.74%	-
Prior year adjustments	-2.42%	-0.46%
Changes in tax rates and other	-1.32%	1.43%

	26.4%	38.9%

Permanent differences consist primarily of tax deductions for domestic production activities and federal and state tax credits.

NOTE 9 – INCOME TAXES - continued

Net deferred tax assets and (liabilities) at December 31 consist of:

	2014	2013

Accounts receivable	$4,000	$6,000
Deferred gain on sale-leaseback	58,000	73,000
Stock compensation	21,000	-
Other	148,000	95,000

Net current deferred tax assets	$231,000	$174,000

Prepaids	(54,000)	(38,000)
Depreciation	(1,273,000)	(1,066,000)
Inventory	(321,000)	(507,000)

Net noncurrent deferred tax liability	(1,648,000)	(1,611,000)

Net deferred tax liability	$(1,417,000)	$(1,437,000)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a residence on the Company’s premises, at its convenience, for the Company’s President.   The President provides security and lock-up services and is required to live on premises as a condition of his employment. Over the years the Company has recorded annual expenses less than $12,000, exclusive of depreciation, related to the housing provided for its president.

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2014, the annual costs of this lease were $119,304. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

In February 2007 the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2014, the annual costs of this lease were $119,304. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $9,942 with the annual adjustment ending January 2017 unless renewed.

In July 2008 the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 109 acres adjacent to the existing Elton Vineyards site. These 109 acres will be developed into vineyards in the future. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $279.

In September 2014 the Company entered into a two year lease, with an option to renew for an additional two years, for its McMinnville tasting room.  The monthly payment for this lease is $3,000 with potential negotiated escalations not to exceed 5%.

Grape Purchases - The Company has entered into three long-term grape purchase agreements with one of its Willamette Valley wine grape growers.  These contracts, entered into in 2004, 2006 and 2007, expire in 2015, 2016 and 2016, respectively.  With these contracts, the Company is obligated to purchase, at pre-determined prices, 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due.  The Company received $598,133 and $554,532 worth of grapes from these long-term contracts during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, future minimum lease payments are as follows for the years ending December 31:

2015	$389,356
2016	385,873
2017	369,381
2018	371,413
2019	323,082
Thereafter	503,378

Total	$2,342,483

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $8,500 and $14,500 in 2014 and 2013, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $346,750 and $340,529 for the years ended December 31, 2014 and 2013, respectively.

Vineyard development – The Company has approximately 171 acres of undeveloped plantable vineyard land at December 31, 2014. This estimated cost to develop this for grape production is approximately $15,500 per acre or $2.7 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 12 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2014 and 2013 there were $64,664 and $36,749 contributions made by the Company to the 401(k) plan, respectively.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve month periods ending December 31, 2014 and 2013.  Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2014	2013	2014	2013	2014	2013

Sales, net	$5,197,121	$3,768,963	$9,959,038	$9,502,951	$15,156,159	$13,271,914
Cost of Sales	1,307,687	989,262	4,831,866	4,599,177	6,139,553	5,588,439
Gross Margin	3,889,434	2,779,701	5,127,172	4,903,774	9,016,606	7,683,475
Selling Expenses	2,435,865	1,757,128	1,283,896	1,321,932	3,719,761	3,079,060
Contribution Margin	$1,453,569	$1,022,573	$3,843,276	$3,581,842	$5,296,845	$4,604,415
Percent of Sales	34.3%	28.4%	65.7%	71.6%	100.0%	100.0%

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2014 and 2013:

	Condensed Consolidated Statements of Income
Year ended December 31, 2014	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$2,972	$3,693	$4,046	$4,445
Gross profit	1,722	2,241	2,500	2,554
Income from operations	249	760	973	824
Net income	175	547	574	865

Basic net income per share	$0.04	$0.11	$0.12	$0.18
Diluted net income per share	$0.04	$0.11	$0.12	$0.18

Shares used in calculation of net income per share:
Basic	4,839,149	4,847,188	4,847,765	4,863,468
Diluted	4,939,412	4,933,550	4,930,860	4,939,777

	Condensed Consolidated Statements of Income
Year ended December 31, 2013	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$3,042	$3,609	$3,044	$3,577
Gross profit	1,757	2,144	1,759	2,023
Income from operations	489	855	419	612
Net income	297	521	232	373

Basic net income per share	$0.06	$0.11	$0.05	$0.08
Diluted net income per share	$0.06	$0.11	$0.05	$0.07

Shares used in calculation of net income per share:
Basic	4,800,008	4,796,926	4,791,972	4,826,237
Diluted	4,832,204	4,842,081	4,849,225	4,877,757

NOTE 15 – SUBSEQUENT EVENTS

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

In March of 2015, the Company signed a Purchase and Sale agreement to purchase approximately 44 acres of undeveloped farmland in the Walla Walla Valley AVA for $736,250, with an option to purchase an additional 45 acres for $433,000.  The Company expects the purchase to close in April 2015.  This purchase is part of the Company’s plan to broaden its product and brand line of premium wines.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau ***	Chairperson of the Board,	61
	President and Director
Craig Smith ** ***	Secretary and Director	68
Richard F. Goward Jr.	Chief Financial Officer	59
James L. Ellis ***	Director	70
Sean M. Cary**	Director	41
Christopher Sarles*	Director	50
Betty M. O’Brien *	Director	71
Stan G. Turel ** ***	Director	66

*Member of the Compensation Committee
**Member of the Audit Committee
***Member of the Executive Committee

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. Except for Mr. Goward’s stepdaughter who is married to Mr. Smith’s son, there are no family relationships among any of our current directors or executive officers.  Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau – Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in May 1988. Mr. Bernau, an Oregon winegrower, originally established Willamette Valley Vineyards as a sole proprietorship in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service. Mr. Bernau’s qualifications to serve on the Company’s Board of Directors include his more than 30 years of leadership of the Company and his industry experience and contacts.

Craig Smith, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009.  For over 20 years Mr. Smith served as the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of Faler, Grove, Mueller & Smith, a large local CPA firm. He has served on many State of Oregon commissions and as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, Oregon State Fair Council, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Mr. Smith is a member of the Oregon State Bar and a retired Certified Public Accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

Richard F. Goward Jr., CPA, CMA, MBA – Mr. Goward has been the Company’s Chief Financial Officer since May of 2013.  Prior to being appointed, Mr. Goward served as Chief Financial Officer for Oregon’s largest city, the City of Portland, a position he retired from after serving from April 2010 to May 2013.  From June 1997 to April 2010, Mr. Goward served as Chief Financial Officer at Salem-Keizer Public Schools, the second largest school district in the State of Oregon.  From November 1986 to June 1997, Mr. Goward worked at Chemeketa Community College as manager of the Business Office and Director of Auxiliary Services.  Mr. Goward has also worked as a partner in Faler, Grove, Mueller & Smith CPAs, has 26 years of experience as an officer in the United States Navy and Navy Reserve; retiring at the rank of Captain, for 20 years was an Adjunct Professor in Accounting at Willamette University’s Atkinson Graduate School of Management and has served on many community boards and committees.  Mr. Goward is licensed as a CPA in the State of Oregon and is a Certified Management Accountant.  He holds a Bachelor of Science Degree in Business from Oregon State University and a Masters in Business Administration from Willamette University.

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

Christopher L. Sarles – Mr. Sarles has served as a director since January of 2015.  Mr. Sarles is the President/CEO of Oregon Fruit Products, a position he has held since July of 2014.  From May of 1998 until June of 2014 Mr. Sarles worked in various executive capacities in Columbia Distributing/Young’s Market, most recently as Executive Vice President of Sales from 2011 to 2014.  From 1987 to 1995 he was President/Chief Operating Officer of Alehouse Distributing Company in Seattle Washington.  Mr. Sarles has been actively involved in the wine industry, been a speaker on Wine Industry issues, and served as President of the Oregon Beer and Wine Wholesalers Association.  He holds a Bachelor of Science degree in Business Marketing from Oregon State University.  Mr. Sales is qualified to serve on the Company’s Board of Directors as a result of his many years of executive experience in the alcohol distribution industry.

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

Stan G. Turel – Mr. Turel has served as a director since November 1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formerly Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had approximately 26,000 annual tax clients including approximately 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner of two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees. Mr. Turel’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of accounting and business management experience.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2014 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Craig Smith, Sean Cary and Stan G. Turel. All members of the Audit Committee are independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Audit Committee Financial Expert

Chairperson Craig Smith serves as the Audit Committee’s “financial expert” as defined in applicable SEC rules and NASDAQ listing standards. Mr. Smith is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, Richard F. Goward Jr., for the fiscal years ended December 31, 2014 and December 31, 2013. No other executive officer of the Company other than Mr. Bernau and Mr. Goward received total compensation in 2014 in excess of $100,000, and thus disclosure is not required for any other person.  Summary compensation information is as follows:

ITEM 11. EXECUTIVE COMPENSATION - continued

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total

Bernau, James W.,
President, Chief Executive	2014	$252,351	$126,176	$-	$-	$-	$-	$45,334	$423,861
President, Chief Executive	2013	$251,622	$124,311	$-	$-	$-	$-	$26,533	$402,466
Goward, Richard F. Jr
Chief Financial Officer	2014	$90,000	$-	$-	$-	$-	$-	$25,350	$115,350

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.5 million of pre-tax income, and 7.5% on the pre-tax net income over $1.5 million, not to exceed 50% of Mr. Bernau’s base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan.  Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. During part of 2013, Mr. Bernau lived in a mobile home on the Company property free of rent.  During 2013, the mobile home was demolished and new estate lodging was built on the same site.  Since completion in February 2013, Mr. Bernau resides in the new estate housing, free of rent, which will also be used to accommodate overnight stays for Company guests.  Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Goward Employment Agreement – The Company and Mr. Goward are parties to an employment agreement dated April 16, 2013.  Under the agreement Mr. Goward is paid an annual salary of $90,000.  Additionally, the agreement includes reimbursement for costs associated with him providing his own health insurance.  Mr. Goward also participates in the employer sponsored 401(k) plan.

Outstanding Equity Awards at Fiscal 2014 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands. As indicated above, disclosure is not required for any other executive officer.  No stock awards were held by any of our named executive officers as of December 31, 2014

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
Name,	Options (#)		Options (#)		Exercise	Expiration
Principal Position	Exercisable		Unexercisable		Price ($)	Date

Bernau, James W.,	60,000	(1)	20,000	(1)	$3.24	7/20/2016
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

ITEM 11. EXECUTIVE COMPENSATION - continued

Stock options

In order to reward performance and retain high-quality employees, the Company has, in the past, granted stock options to its employees. The Company has not ordinarily directly issued shares of stock to its employees. Options were typically issued at a per share exercise price equal to the closing price as reported by the Nasdaq Capital Market at the time the option was granted.  The options vest to the employee over time. Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.  The Company is not currently granting new options and does not intend to do so at this time.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2014:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

James L. Ellis	4,150	-	-	-	-	6,366	10,516
Sean M. Cary	3,150	-	-	-	-	-	3,150
Christopher L. Sarles**	-	-	-	-	-	-	-
Thomas M. Brian*	4,500	-	-	-	-	-	4,500
Delna L. Jones*	2,800	-	-	-	-	-	2,800
Craig Smith	4,550	-	-	-	-	-	4,550
Betty M. O'Brien	5,150	-	-	-	-	-	5,150
Stan G. Turel	5,250	-	-	-	-	-	5,250

* Retired or resigned from Board in 2014
** Appointed to Board January 2015

(1) There were no option awards granted to the Company’s directors in the fiscal year ended December 31, 2014. The aggregate number of option awards outstanding for each director as of December 31, 2014 is as follows: Mr. Ellis – 68,000, Mr. Cary –2,083, Mr. Sarles-0, Mr. Brian – 22,000, Mr. Smith –0, Ms. O’Brien – 18,000, and Mr. Turel – 12,000.

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board level.

The members of the Company’s Board of Directors (the “Board”) received cash compensation for their service on the Board in 2014, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company’s Stock Incentive Plan adopted by the shareholders in 1992 and further amended by the shareholders in 1996, beginning in 1997 an option to purchase 1,500 shares of Common Stock is granted to each Director for service on the Board during the year. This option was increased to 4,000 per year when the 50-share grant per Director’s meeting was discontinued for the year 2000 and beyond. In December 2005, each Director was granted 14,000 options for service during 2005. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the Directors for their service.

In January 2009 the Board, upon recommendation of the Compensation Committee, who had sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan. Under the terms of the revised plan, any Board member may elect not to receive any or all of the compensation components. The Board also reserved the right to suspend this plan at any time on the basis of prevailing economic conditions and their impact on the company.  The basic elements of the revised plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as a yearly wine allowance were also approved.

ITEM 11. EXECUTIVE COMPENSATION - continued

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former employee of the Company.  There are no Compensation Committee interlocks between the Company and any other entities involving any of the executive officers or directors of such entities.  No interlocking relationship exists between any member of our Board or our Compensation Committee and any member of the Board or Compensation Committee of any other company and no such interlocking relationship has existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2014, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstandaing Options and Warrants	Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans
approved by security holders (1)	222,971	$3.79	-
Equity compensation plans not
approved by security holders	-	-	-

Total	222,971	$3.79	-

(1) Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan.

The Company does not have compensation plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 26, 2015, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned (7)

James W. Bernau, President/CEO, Chair of the Board	500,734	(1)	10.1%

Richard F. Goward Jr., CFO	500		**

James L. Ellis, Director	66,300	(2)	1.3%

Christopher L. Sarles	-		**

Thomas M. Brian, Director*	500		**

Sean M. Cary, Director	7,283	(3)	**

Betty M. O'Brien, Director	40,624	(4)	**

Stan G. Turel, Director	26,692	(5)	**

Craig Smith, Director	1,500		**

Christopher Riccardi	618,300		12.6%

All Directors and Executive Officers as a group (9 persons)	644,133	(6)	12.8%

* Resigned From Board Effective December 31, 2014
** Less than one percent

(1) Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 26, 2015.

(2) Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 26, 2015.

(3) Includes 2,083 shares issuable upon the exercise of options exercisable within 60 days of the date of March 26, 2015.

(4) Includes 18,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 26, 2015.

(5) Includes 12,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 26, 2015.

(6) Includes an aggregate of 152,083 shares issuable upon exercise of options exercisable within 60 days of the date of March 26, 2015.

(7) The percentage of outstanding shares of common stock is calculated out of a total of 4,899,788 shares of common stock outstanding as of March 26, 2015 (including 152,083 options exercisable within 60 days of such date).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Board, is a 50% owner of the lessor, Elton Vineyards, LLC.  As such, she is therefore entitled to 50% of the net income of Elton Vineyards, LLC.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, and principal shareholders will be approved by a disinterested majority of the members of the Affiliated Transactions Committee of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.  After reviewing the relationship between the Company and Elton Vineyards, LLC, in each of the last three years, the Board has determined that Ms. O’Brien is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock market, Inc. (“NASDAQ”).

During 2014, the Company did not participate in any transactions with related persons that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently and there are no currently proposed transactions with related persons that exceed $120,000.

The Board has determined that each of our directors, except Mr. Bernau and Mr. Ellis is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.  Furthermore, the Board has determined that each of the members of each of the committees of the Board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2014	2013

Audit fees (1)	$138,250	$149,000
Tax fees (2)	46,679	29,500
All other fees (3)	-	750

	$184,929	$179,250

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.
(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning
(3)
All other fees represent limited engagement activity. In the year ended December 31, 2013 the Company entered into a limited engagement with Moss-Adams to perform a cost certification, required as part of a state solar energy incentive, and incurred fees of $750 for performance of the engagement.

The Company did not incur any audit related fees in either 2013 or 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)   Financial Statements

See “Index to Financial Statements” in Item 8 of this Annual Report on Form 10-K.

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

10.1*
Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and on November 8, 2012 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2
Indemnity Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.3
Indemnity Agreement between Willamette Valley Vineyards, Inc. and Donald E. Voorhies dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.4
Shareholders Agreement among Willamette Valley Vineyards, Inc. and its founders, James Bernau and Donald Voorhies, dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.5
Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

**Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

(2)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(3)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By:   /s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 26, 2015
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 26, 2015
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 26, 2015
James L. Ellis

/s/ Christopher L. Sarles	Director	March 26, 2015
Christopher L. Sarles

/s/ Craig Smith	Director	March 26, 2015
Craig Smith

/s/ Betty M. O'Brien	Director	March 26, 2015
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 26, 2015
Stan G. Turel

/s/ Sean M. Cary	Director	March 26, 2015
Sean M. Cary