Form 10-Q
period 2015-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2015-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Number of shares of common stock outstanding as of May 13, 2015: 4,903,788 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$165,029	$519,761
Accounts receivable, net	1,185,321	1,612,124
Inventories (Note 2)	9,788,856	9,910,570
Prepaid expenses and other current assets	180,207	150,024
Income tax receivable	234,966	323,014
Total current assets	11,554,379	12,515,493

Vineyard development costs, net	3,487,673	3,368,545
Property and equipment, net (Note 3)	15,203,337	15,038,659
Debt issuance costs, net	53,508	54,604

TOTAL ASSETS	$30,298,897	$30,977,301

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$381,331	$742,024
Accrued expenses	475,811	551,587
Current portion of long term debt	333,667	329,255
Deferred income taxes	206,000	206,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	175,798	34,435
Grapes payable	-	698,851
Total current liabilities	1,715,464	2,705,009

Long-term debt, net of current portion	5,087,045	5,173,039
Deferred rent liability	157,961	163,696
Deferred revenue-distribution agreement, net of current portion	345,228	380,943
Deferred gain	145,338	153,362
Deferred income taxes	1,211,000	1,211,000
Total liabilities	8,662,036	9,787,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 5,013,206 and
4,983,206 shares issued at March 31, 2015 and December 31, 2014, respectively, 4,899,788 and 4,869,788 shares outstanding at
March 31, 2015 and December 31, 2014, respectively.	9,159,110	9,026,739
Retained earnings	12,902,853	12,588,615
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at March 31, 2015 and December 31, 2014, respectively	(425,102)	(425,102)
Total shareholders’ equity	21,636,861	21,190,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,298,897	$30,977,301

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2015	2014

SALES, NET	$3,912,501	$2,971,879
COST OF SALES	1,608,467	1,249,890

GROSS PROFIT	2,304,034	1,721,989

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	1,805,367	1,473,254

INCOME FROM OPERATIONS	498,667	248,735

OTHER INCOME (EXPENSE)
Interest income	-	340
Interest expense	(77,034)	(65,996)
Other income, net	82,210	98,468

INCOME BEFORE INCOME TAXES	503,843	281,547

INCOME TAX PROVISION	(189,605)	(106,632)

NET INCOME	$314,238	$174,915

BASIC NET INCOME PER COMMON SHARE	$0.06	$0.04

DILUTED NET INCOME PER COMMON SHARE	$0.06	$0.04

Weighted average number of
basic common shares outstanding	4,884,503	4,839,149
Weighted average number of
diluted common shares outstanding	4,957,041	4,939,412

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$314,238	$174,915
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	307,156	235,478
Stock based compensation expense	5,291	5,292
Deferred rent liability	(5,735)	(4,698)
Deferred revenue-distribution agreement	(35,715)	(35,715)
Deferred gain	(8,024)	(8,023)
Change in operating assets and liabilities:
Accounts receivable	426,803	183,406
Inventories	121,714	(88,476)
Prepaid expenses and other current assets	(30,183)	35,988
Income taxes receivable	88,048	(7,918)
Unearned revenue	141,363	40,725
Grapes payable	(698,851)	(689,028)
Accounts payable	(273,104)	(172,601)
Accrued expenses	(75,776)	(68,373)
Net cash from operating activities	277,225	(399,028)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(138,045)	(74,488)
Additions to property and equipment	(539,410)	(883,318)
Net cash from investing activities	(677,455)	(957,806)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from line of credit borrowing	-	644,424
Payments on long-term debt	(81,582)	(78,516)
Proceeds from exercise of stock options	127,080	36,000
Net cash from financing activities	45,498	601,908

NET CHANGE IN CASH AND CASH EQUIVALENTS	(354,732)	(754,926)

CASH AND CASH EQUIVALENTS, beginning of period	519,761	945,683

CASH AND CASH EQUIVALENTS, end of period	$165,029	$190,757

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$4,530	$62,431

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. At March 31, 2015 and 2014, potentially dilutive shares of 0 and 0, respectively, were excluded from the computation as their effect would be anti-dilutive.  72,538 and 100,263 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2015 and 2014, respectively.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2015	December 31, 2014

Winemaking and packaging materials	$874,605	$629,841
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,425,491	4,796,223
Finished goods (bottled wine and related products)	4,488,760	4,484,506

Current inventories	$9,788,856	$9,910,570

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2015	December 31, 2014

Construction in progress	$258,356	$69,588
Land, improvements and other buildings	3,622,434	3,622,434
Winery building and hospitality center	13,621,394	13,566,863
Equipment	8,465,506	8,256,983

	25,967,690	25,515,868

Accumulated depreciation	(10,764,353)	(10,477,209)

	$15,203,337	$15,038,659

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company has agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In July of 2014, the Company renewed the credit agreement for an additional two years. The interest rate was 3.25% at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2015, the Company was in compliance with these financial covenants.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,420,712 and $5,502,294 as of March 31, 2015 and December 31, 2014, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended
	March 31, 2015

	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	222,971	$3.79
Granted	-	-
Exercised	(30,000)	4.24
Forfeited	-	-

Outstanding at end of period	192,971	$3.72

At March 31, 2015, the Company had 34,000 unvested stock options with associated unrecognized compensation cost of $12,116 that will be recognized over a weighted-average period of 1.53 years.  The intrinsic value of the 158,971 stock options exercisable at March 31, 2015 was $332,308.

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended March 31, 2015 and 2014 was $5,291 and $5,292, respectively.

Stock options exercised during the three months ended March 31, 2015 and 2014 were 30,000 and 7,200, respectively.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $101,550 and $114,550 in income taxes for the three months ended March 31, 2015 and 2014, respectively.

Interest - The Company paid $77,593 and $82,788 for the three months ended March 31, 2015 and 2014, respectively, in interest on long-term debt and revolving line of credit.

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

9)  SEGMENT REPORTING

The Company has identified two operating segments, Direct Sales and Distributor Sales, based upon their different distribution channels, margins and selling strategies.  Direct Sales includes retail sales in the tasting room and remote sites, Wine Club sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary, including sales of bulk wine or grapes.  Distributor Sales include all sales through a third party where prices are given at a wholesale rate.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9)  SEGMENT REPORTING (CONTINUED)

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2015 and 2014.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$1,456,564	$943,651	$2,455,937	$2,028,228	$3,912,501	$2,971,879
Cost of Sales	406,141	245,847	1,202,326	1,004,043	1,608,467	1,249,890
Gross Margin	1,050,423	697,804	1,253,611	1,024,185	2,304,034	1,721,989
Selling Expenses	670,241	516,293	396,418	299,139	1,066,659	815,432
Contribution Margin	$380,182	$181,511	$857,193	$725,046	$1,237,375	$906,557
Percent of Sales	37.2%	31.8%	62.8%	68.2%	100.0%	100.0%

Direct sales include $248,138 and $0 of bulk wine sales in the three months ended March 31, 2015 and 2014, respectively.

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

In April of 2015, the Company completed the purchase of approximately 42 acres of undeveloped farmland in the Walla Walla Valley AVA for $736,250, with an option to purchase an additional 45 acres for $433,000.  This purchase is part of the Company’s plan to broaden its product and brand line of ultra-premium wines.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to:  availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, impact of governmental regulatory decisions, and other risks disclosed from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.  The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Such policies were unchanged during the three months ended March 31, 2015.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club membership increased by approximately 242 net new members, or 4.2%, for the three months ending March 31, 2015.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities.

The Company sold approximately 26,555 and 21,704 cases of produced wine during the three months ended March 31, 2015 and 2014, respectively, an increase of 4,851 cases, or 22.4% in the current year period over the prior year period.  The increase in wine sales was primarily the result of increased direct to consumer sales.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2015, wine inventory includes approximately 66,000 cases of bottled wine and 302,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 29,000 cases during the three months ended March 31, 2015.

Net income for the three months ended March 31, 2015 and 2014 was $314,238 and $174,915, respectively, an increase of $139,323, or 79.7%, in the current year period over the prior year period.  Overall gross profit for the three months ended March 31, 2015 and 2014 was $2,304,034 and $1,721,989, respectively, an increase of $582,045, or 33.8%, in the current year period over the prior year period.  Gross profit percent for the three months ended March 31, 2015 and 2014 was 58.9% and 57.9%, an increase of 1.0 percentage point, in the current year period over the prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company generated $0.06 and $0.04 in basic earnings per share during the three months ended March 31, 2015 and 2014, respectively.

Willamette Valley Vineyards continues to receive positive recognition through online bloggers, local newspapers, publications and national magazines.

The Company’s 2013 Pinot Gris and 2013 Riesling both received Gold Medals at The San Francisco Chronicle Wine Competition in January 2015.

In February 2015, Willamette Valley Vineyard’s 2012 Estate Pinot Noir received a Gold Medal at the Seattle Wine & Food Experience Wine Competition.

Eric Degerman of Great Northwest Wines reviewed several of the Company’s Pinot Noirs in February 2015; 2012 Estate Pinot Noir/Outstanding; 2012 O’Brien Pinot Noir/Outstanding; 2012 Elton Pinot Noir/Excellent.

In March 2015, the Company’s 2012 Bernau Block Pinot Noir received a Double Gold Medal at the Savor NW Wine Awards.

Willamette Valley Vineyard’s 2013 Riesling was awarded a Gold Medal at the Houston Rodeo Uncorked International Wine Competition in March 2015.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2015 and 2014 were $3,912,501 and $2,971,879, respectively, an increase of $940,622, or 31.7%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $512,913, including bulk wine sales of $248,138, and an increase in sales through distributors of $427,709 in the current year three month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club, tasting room and kitchen sales in addition to bulk wine sales that occurred in 2015 that were not present in 2014.  Management believes that the increase in sales through distributors was due to increased sales made to several large chain retailers in the three months ended March 31, 2015.

Cost of Sales

Cost of Sales for the three months ended March 31, 2015 and 2014 were $1,608,467 and $1,249,890, respectively, an increase of $358,577, or 28.7%, in the current period over the prior year period.  This change was primarily the result of an overall increase in sales of wine, partially offset by a shift to more direct sales to consumers which achieve a higher profit margin.

Gross Profit

Gross profit for the three months ended March 31, 2015 and 2014 was $2,304,034 and $1,721,989, respectively, an increase of $582,045, or 33.8%, in the current year period over the prior year period.  This increase is primarily the result of an overall increase in sales including a shift to more direct sales to consumers which achieve a higher profit margin.

Gross profit margin for the three months ended March 31, 2015 and 2014 was 58.9% and 57.9%, respectively, an increase of 1.0 percentage point, in the current year period over the prior year period.  The change in gross profit margin is largely the result of an increase in the percentage of sales direct to consumers which result in a higher profit margin than sales through distributors.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2015 and 2014 was $1,805,367 and $1,473,254, respectively, an increase of $332,113, or 22.5%, in the current year period over the prior year period.  This increase is primarily the result of increased selling expenses, including depreciation and staffing, associated with an increased focus on retail sales and operating the remodeled Hospitality Center in addition to increases in general marketing expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was $77,034 and $65,996, respectively, an increase of $11,038 or 16.7%, in the current year period over the prior year period.  The changes in interest expense were primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar, net of interest capitalized into construction in process in the prior year that did not occur in the current year.

Other Income, net

Other income for the three months ended March 31, 2015 and 2014 was $82,210 and $98,468, respectively, a decrease of $16,258 or 16.5%, in the current year period over the prior year period.  The other income decrease in the three month period was the result of insurance claim revenue that was recognized in 2014 that did not occur in 2015.

Income Taxes

The income tax expense for the three months ended March 31, 2015 and 2014 was $189,605 and $106,632, respectively, an increase of $82,973 or 77.8%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 37.6% and 37.9% for the three months ended March 31, 2015 and 2014, respectively.

Net Income

Net income for the three months ended March 31, 2015 and 2014 was $314,238 and $174,915, respectively, an increase of $139,323, or 79.7%, in the current year period over the prior year period.  This increase is primarily the result of increased direct and distributor sales in the three month period ending March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, the Company had a working capital balance of $9.8 million and a current working capital ratio of 6.74:1.  At December 31, 2014, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.63:1.

At March 31, 2015, the Company had a cash balance of $165,029.  At December 31, 2014, the Company had a cash balance of $519,761.  This change is primarily the result of increased cash from operating activities offset by spending on capital improvements.

Total cash provided by / (used in) operating activities in the three months ended March 31, 2015 and 2014 was $277,225 and ($399,028), respectively.  Cash provided by (used in) operating activities from continuing operations for the three months ended March 31, 2015 were primarily associated with income from operations.

Total cash used in investing activities in the three months ended March 31, 2015 and 2014 was $677,455 and $957,806, respectively.  Cash used in investing activities for the three months ended March 31, 2015 primarily consists of in process projects, equipment purchases and payments on vineyard development.

Total cash provided by financing activities in the three months ended March 31, 2015 and 2014 was $45,498 and $601,908, respectively. Cash provided by financing activities for the three months ended March 31, 2015 primarily consists of stock option exercises partially offset by payments on long-term debt.

Non-cash investing and financing activities in the three months ended March 31, 2015 and 2014 was $4,530 and $62,431 respectively.  This change was the result of the completion of the remodel projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The Company renewed this agreement, in July of 2014, for an additional two years.  The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2015 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of March 31, 2015, the Company was in compliance with all of the financial covenants.

At March 31, 2015 and December 31, 2014 the Company had no balance outstanding on the line of credit.  At March 31, 2015, the Company had $2,000,000 available on the line of credit.

As of March 31, 2015, the Company had a total long-term debt balance of $5,420,712, including the portion due in the next year, owed to Farm Credit Services.  As of December 31, 2014, the Company had a total long-term debt balance of $5,502,294.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4:

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.2  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1  Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2  Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101   The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2015	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)