Form 10-Q
period 2015-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2015-08-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Number of shares of common stock outstanding as of August 13, 2015: 4,981,759 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$618,109	$519,761
Accounts receivable, net	1,266,975	1,612,124
Inventories (Note 2)	9,191,743	9,910,570
Prepaid expenses and other current assets	287,763	150,024
Income tax receivable	81,568	323,014
Total current assets	11,446,158	12,515,493

Investment in Kore Wine Company	60,000	-
Vineyard development costs, net	3,138,624	3,368,545
Property and equipment, net (Note 3)	16,432,533	15,038,659
Debt issuance costs, net	52,413	54,604

TOTAL ASSETS	$31,129,728	$30,977,301

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$231,022	$742,024
Accrued expenses	580,988	551,587
Current portion of note payable	245,417	-
Current portion of long term debt	338,561	329,255
Deferred income taxes	206,000	206,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	57,431	34,435
Grapes payable	-	698,851
Total current liabilities	1,802,276	2,705,009

Note payable, net of current portion	245,417	-
Long-term debt, net of current portion	5,001,068	5,173,039
Deferred rent liability	152,226	163,696
Deferred revenue-distribution agreement, net of current portion	309,513	380,943
Deferred gain	137,314	153,362
Deferred income taxes	1,211,000	1,211,000
Total liabilities	8,858,814	9,787,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 5,041,177 and
4,983,206 shares issued at June 30, 2015 and December 31, 2014, respectively, 4,927,759 and 4,869,788 shares outstanding at
June 30, 2015 and December 31, 2014, respectively.	9,282,932	9,026,739
Retained earnings	13,413,084	12,588,615
Less: Common stock held in treasury, at cost, 113,418 and 113,418 shares
at June 30, 2015 and December 31, 2014, respectively	(425,102)	(425,102)
Total shareholders’ equity	22,270,914	21,190,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,129,728	$30,977,301

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

SALES, NET	$4,721,154	$3,693,412	$8,633,655	$6,665,291
COST OF SALES	1,961,501	1,452,648	3,569,968	2,702,538

GROSS PROFIT	2,759,653	2,240,764	5,063,687	3,962,753

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	1,914,769	1,481,194	3,720,136	2,954,448

INCOME FROM OPERATIONS	844,884	759,570	1,343,551	1,008,305

OTHER INCOME (EXPENSE)
Interest income	4	257	4	597
Interest expense	(77,975)	(61,476)	(155,009)	(127,472)
Other income, net	35,715	191,443	117,925	289,911

INCOME BEFORE INCOME TAXES	802,628	889,794	1,306,471	1,171,341

INCOME TAX PROVISION	(292,397)	(343,259)	(482,002)	(449,891)

NET INCOME	$510,231	$546,535	$824,469	$721,450

BASIC NET INCOME PER COMMON SHARE	$0.10	$0.11	$0.17	$0.15

DILUTED NET INCOME PER COMMON SHARE	$0.10	$0.11	$0.17	$0.15

Weighted average number of
basic common shares outstanding	4,908,605	4,847,188	4,896,289	4,843,300
Weighted average number of
diluted common shares outstanding	4,983,207	4,933,550	4,965,954	4,934,903

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$824,469	$721,450
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	633,003	494,410
Stock based compensation expense	10,583	10,583
Deferred rent liability	(11,470)	(9,397)
Deferred revenue-distribution agreement	(71,430)	(71,430)
Deferred gain	(16,048)	(16,047)
Change in operating assets and liabilities:
Accounts receivable	345,149	290,841
Inventories	718,827	363,389
Prepaid expenses and other current assets	(137,739)	83,810
Income taxes receivable	241,446	143,363
Income taxes payable	-	52,978
Unearned revenue	22,996	40,092
Grapes payable	(698,851)	(689,028)
Accounts payable	(458,642)	(209,135)
Accrued expenses	29,401	(40,252)
Net cash from operating activities	1,431,694	1,165,627

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in Kore Wine Company	(60,000)	-
Additions to vineyard development costs	(297,799)	(345,841)
Additions to property and equipment	(1,549,326)	(1,704,210)
Net cash from investing activities	(1,907,125)	(2,050,051)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from installment note for property purchase	490,834	-
Proceeds from long-term debt held as restricted cash	-	450,000
Payments on long-term debt	(162,665)	(156,361)
Proceeds from exercise of stock options	245,610	54,480
Net cash from financing activities	573,779	348,119

NET CHANGE IN CASH AND CASH EQUIVALENTS	98,348	(536,305)

CASH AND CASH EQUIVALENTS, beginning of period	519,761	945,683

CASH AND CASH EQUIVALENTS, end of period	$618,109	$409,378

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$39,759	$-

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. At June 30, 2015 and 2014, potentially dilutive shares of 0 and 0, respectively, were excluded from the computation as their effect would be anti-dilutive.  74,602 and 86,362 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended June 30, 2015 and 2014, respectively.  69,665 and 91,603 potentially dilutive shares are included in the computation of dilutive earnings per share for the six month periods ended June 30, 2015 and 2014, respectively.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2015	December 31, 2014

Winemaking and packaging materials	$883,625	$629,841
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,940,410	4,796,223
Finished goods (bottled wine and related products)	4,367,708	4,484,506

Current inventories	$9,191,743	$9,910,570

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2015	December 31, 2014

Construction in progress	$38,175	$69,588
Land, improvements and other buildings	5,089,472	3,622,434
Winery building and hospitality center	13,704,927	13,566,863
Equipment	8,670,146	8,256,983

	27,502,720	25,515,868

Accumulated depreciation	(11,070,187)	(10,477,209)

	$16,432,533	$15,038,659

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the six months ended June 30, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In July of 2014, the Company renewed the credit agreement for an additional two years. The interest rate was 3.25% at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of June 30, 2015, the Company was in compliance with these financial covenants.

Note payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years.  As of June 30, 2015 the Company had a balance due of $490,834 with $245,417 due on April 1, 2016 and $245,417 due on April 1, 2017.  No interest accrues under the terms of this note.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,339,629 and $5,502,294 as of June 30, 2015 and December 31, 2014, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	192,971	$3.72	222,971	$3.79
Granted	-	-	-	-
Exercised	(27,971)	4.24	(57,971)	4.24
Forfeited	-	-	-	-

Outstanding at end of period	165,000	$3.64	165,000	$3.64

At June 30, 2015, the Company had 34,000 unvested stock options with associated unrecognized compensation cost of $5,222 that will be recognized over a weighted-average period of 1.24 years.  The intrinsic value of the 131,000 stock options exercisable at June 30, 2015 was $414,660.

 The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended June 30, 2015 and 2014 was $5,291 and $5,291, respectively.  Pretax compensation expense related to stock options for the six months ended June 30, 2015 and 2014 was $10,583 and $10,583, respectively.

Stock options exercised during the three months ended June 30, 2015 and 2014 were 27,971 and 8,000, respectively.  Stock options exercised during the six months ended June 30, 2015 and 2014 were 57,971 and 15,200, respectively.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $139,000 and $139,000 in income taxes for the three months ended June 30, 2015 and 2014, respectively.  The Company paid $240,550 and $253,550 in income taxes for the six months ended June 30, 2015 and 2014, respectively.

Interest - The Company paid $79,217 and $62,810, net of capitalized interest of $23,574, for the three months ended June 30, 2015 and 2014, respectively, in interest on long-term debt and revolving line of credit.  The Company paid $156,810 and $122,258, net of capitalized interest of $46,914, for the six months ended June 30, 2015 and 2014, respectively, in interest on long-term debt and revolving line of credit.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2015 and 2014.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$1,926,021	$1,375,119	$2,795,133	$2,318,293	$4,721,154	$3,693,412
Cost of Sales	608,276	382,562	1,353,225	1,070,086	1,961,501	1,452,648
Gross Margin	1,317,745	992,557	1,441,908	1,248,207	2,759,653	2,240,764
Selling Expenses	758,364	578,846	404,825	324,416	1,163,189	903,262
Contribution Margin	$559,381	$413,711	$1,037,083	$923,791	$1,596,464	$1,337,502
Percent of Sales	40.8%	37.2%	59.2%	62.8%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$3,382,585	$2,318,770	$5,251,070	$4,346,521	$8,633,655	$6,665,291
Cost of Sales	1,014,417	628,409	2,555,551	2,074,129	3,569,968	2,702,538
Gross Margin	2,368,168	1,690,361	2,695,519	2,272,392	5,063,687	3,962,753
Selling Expenses	1,428,605	1,095,139	801,243	623,555	2,229,848	1,718,694
Contribution Margin	$939,563	$595,222	$1,894,276	$1,648,837	$2,833,839	$2,244,059
Percent of Sales	39.2%	34.8%	60.8%	65.2%	100.0%	100.0%

Direct sales include $391,563 and $197,760 of bulk wine sales in the three months ended June 30, 2015 and 2014, respectively. Direct sales include $639,701 and $197,760 of bulk wine sales in the six months ended June 30, 2015 and 2014, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

In July of 2015 the Board of Directors approved a program to repurchase common stock of the Company.  Under previous board action the Company had maintained a stock repurchase program which resulted in 113,418 shares of common stock repurchased for $425,102.  Due to market pricing exceeding repurchase limitations under the plan, that program has been inactive since August 2013.  Under the July 2015 board action, the previous plan is terminated and unused funds from the previous plan will be combined with cash from the Company to fund a plan to repurchase up to $250,000 of common stock through the open market.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board of Directors.

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company is also registering this transaction with the securities authorities of the States of Oregon and Washington.  Information concerning this offering can be obtained by reading the Company’s S-3 filings regarding this offering, including all amendments, attachments and exhibits.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Such policies were unchanged during the six months ended June 30, 2015.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club membership increased by approximately 485 net new members, or 8.5%, to a total of 6,200 members for the six months ending June 30, 2015.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities.

The Company sold approximately 58,952 and 47,551 cases of produced wine during the six months ended June 30, 2015 and 2014, respectively, an increase of 11,401 cases, or 24.0% in the current year period over the prior year period.  The increase in wine sales was the result of increased direct to consumer sales as well as increased sales through distributors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cases sold in 2015 include approximately 33 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Cases sold in 2014 include approximately 70 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2015, wine inventory includes approximately 76,000 cases of bottled wine and 218,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 67,000 cases during the six months ended June 30, 2015.

Income from operations for the three months ended June 30, 2015 and 2014 was $844,884 and $759,570, respectively, and increase of $85,314 or 11.2%, in the current year period over the prior year period.  Income from operations for the six months ended June 30, 2015 and 2014 was $1,343,551 and $1,008,305, respectively, and increase of $335,246 or 33.2%, in the current year period over the prior year period. As a result of a one-time insurance payment from a wine loss, booked to other income in 2014, that did not recur in 2015, net income was decreased for the three and six month periods ended June 30, 2015 and 2014.  Net income for the three months ended June 30, 2015 and 2014 was $510,231 and $546,535, respectively, a decrease of $36,304, or 6.6%, in the current year period over the prior year period.  Net income for the six months ended June 30, 2015 and 2014 was $824,469 and $721,450, respectively, an increase of $103,019, or 14.3%, in the current year period over the prior year period.

Overall gross profit for the three months ended June 30, 2015 and 2014 was $2,759,653 and $2,240,764, respectively, an increase of $518,889, or 23.2%, in the current year period over the prior year period.  Gross profit for the six months ended June 30, 2015 and 2014 was $5,063,687 and $3,962,753, respectively, an increase of $1,110,934, or 27.8%, in the current year period over the prior year period.  Gross profit percent for the three months ended June 30, 2015 and 2014 was 58.5% and 60.7%, a decrease of 2.2 percentage points, in the current year period over the prior year period.  Gross profit percent for the six months ended June 30, 2015 and 2014 was 58.7% and 59.5%, a decrease of 0.8 percentage points, in the current year period over the prior year period.

The Company generated $0.10 and $0.11 in basic earnings per share during the three months ended June 30, 2015 and 2014, respectively.  The Company generated $0.17 and $0.15 in basic earnings per share during the six months ended June 30, 2015 and 2014, respectively.

Willamette Valley Vineyards continues to receive positive recognition through online bloggers, local newspapers, publications and national magazines.

In May 2015, Wine Spectator featured an online article titled, "Focused on Oregon's Great Wine Terroirs - Willamette Valley Vineyard staffers plan to start several single-vineyard wineries," highlighting the Company's new estate vineyard and winery efforts in the Eola-Amity Hills at Elton Vineyard and on the Oregon side of the Walla Walla Valley in SeVein. The Statesman Journal, Portland Business Journal, The East Oregonian, Oregon Wine Press, AgInfo.net, KATU News Channel 2, Walla Walla Union Bulletin and Great Northwest Wine also contributed feature articles on the new wineries.

The Wine Advocate rated the Company's 2012 O'Brien Pinot Noir with 92+ points, 2012 Fuller Pinot Noir 90 points, 2012 Signature Cuve'e 91 points in the April 2015 edition.

Wine Enthusiast Magazine rated the Company's 2012 Elton Chardonnay with 92 points, 2012 Dijon Clone Chardonnay 90 points and 2012 Signature Cuve'e Pinot Noir 91 points in the April 2015 issue.

Wine & Spirits Magazine rated the 2012 Signature Cuve'e Pinot Noir with 90 points in the April 2015 issue.  Tasting Panel reviewed the Company's current wine offerings and scored the 2012 O'Brien Pinot Noir 95 points, 2012 Fuller Pinot Noir 94 points, 2012 Elton Pinot Noir 93 points, 2012 Tualatin Estate Pinot Noir 92 points, 2012 Bernau Block Pinot Noir 91 points, 2013 Estate Pinot Noir 90 points, 2012 Estate Chardonnay 90 points and 2014 Whole Cluster Pinot Noir 89 points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's 2012 Bernau Block Pinot Noir earned the highest honor, a Platinum Medal, at the Wine Press Northwest Platinum Judging in April 2015.

The Company's 2011 Griffin Creek Syrah, Malbec and Cabernet Franc all earned 91 point scores from Wine Spectator.

WineCountry.com named the Company as one of the "Eight Best Wineries in Oregon for Newcomers," in a June 2015 article.

The Company hosted a Chef Cook-off event with Food Network "toughest critic" Simon Majumdar on June 23, 2015 that was featured in The Statesman Journal Newspaper and on the Tasting Pour blog.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended June 30, 2015 and 2014 were $4,721,154 and $3,693,412, respectively, an increase of $1,027,742, or 27.8%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $550,902, including bulk wine sales increase of $193,064, and an increase in sales through distributors of $476,840 in the current year three month period over the prior year period.  Sales for the six months ended June 30, 2015 and 2014 were $8,633,655 and $6,665,291, respectively, an increase of $1,968,364 or 29.5%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $1,063,815, including bulk wine sales increase of $441,940, and an increase in sales through distributors of $904,549 in the current year six month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club, tasting room and kitchen sales in addition to an increase in bulk wine sales in 2015 when compared to 2014.  Management believes that the increase in sales through distributors was due to increased sales made to several large chain retailers in the six months ended June 30, 2015.

Cost of Sales

Cost of Sales for the three months ended June 30, 2015 and 2014 were $1,961,501 and $1,452,648, respectively, an increase of $508,553, or 35.0%, in the current period over the prior year period.  Cost of Sales for the six months ended June 30, 2015 and 2014 were $3,569,968 and $2,702,538, respectively, an increase of $867,430, or 32.1%, in the current period over the prior year period.  This change was primarily the result of an overall increase in sales of wine, partially offset by a shift to more direct sales to consumers which achieve a higher profit margin.

Gross Profit

Gross profit for the three months ended June 30, 2015 and 2014 was $2,759,653 and $2,240,764, respectively, an increase of $518,889, or 23.2%, in the current year period over the prior year period.  Gross profit for the six months ended June 30, 2015 and 2014 was $5,063,687 and $3,962,753, respectively, an increase of $1,100,934, or 27.8%, in the current year period over the prior year period.  This increase is primarily the result of an overall increase in sales including a shift to more direct sales to consumers which achieve a higher profit margin.

Gross profit margin for the three months ended June 30, 2015 and 2014 was 58.5% and 60.7%, respectively, a decrease of 2.2 percentage points, in the current year period over the prior year period.  Gross profit margin for the six months ended June 30, 2015 and 2014 was 58.7% and 59.5%, respectively, a decrease of 0.8 percentage points, in the current year period over the prior year period.  The decrease in gross profit margin is largely the result of an increase in allowances paid to distributors partially offset by an increase in the percentage of direct to consumer sales, which result in a higher profit margin than sales through distributors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2015 and 2014 was $1,914,769 and $1,481,194, respectively, an increase of $433,575, or 29.3%, in the current year period over the prior year period.  Selling, general and administrative expense for the six months ended June 30, 2015 and 2014 was $3,720,136 and $2,954,448, respectively, an increase of $765,688, or 25.9%, in the current year period over the prior year period.  This increase is primarily the result of increased selling expenses, including depreciation and staffing, associated with an increased focus on retail sales and operating the remodeled Hospitality Center, and an increased emphasis on promoting sales through distributors including product demonstrations.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $77,975 and $61,476, respectively, an increase of $16,499 or 26.8%, in the current year period over the prior year period.  Interest expense for the six months ended June 30, 2015 and 2014 was $155,009 and $127,472, respectively, an increase of $27,537 or 21.6%, in the current year period over the prior year period.  The changes in interest expense were primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar, net of interest capitalized into construction in process in the prior year that did not occur in the current year.

Other Income, net

Other income for the three months ended June 30, 2015 and 2014 was $35,715 and $191,443, respectively, a decrease of $155,728 or 81.3%, in the current year period over the prior year period.  Other income for the six months ended June 30, 2015 and 2014 was $117,925 and $289,911, respectively, a decrease of $171,986 or 59.3%, in the current year period over the prior year period.  The other income decrease in the three and six month periods was primarily the result of insurance claim revenue that was recognized in 2014 that did not occur in 2015.

Income Taxes

The income tax expense for the three months ended June 30, 2015 and 2014 was $292,397 and $343,259, respectively, a decrease of $50,862 or 14.8%, in the current year period over the prior year period.  The income tax expense for the six months ended June 30, 2015 and 2014 was $482,002 and $449,891, respectively, an increase of $32,111 or 7.1%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 36.4% and 38.6% for the three months ended June 30, 2015 and 2014, respectively.  The Company’s estimated federal and state combined income tax rate was 36.9% and 38.4% for the six months ended June 30, 2015 and 2014, respectively.

Net Income

Net income for the three months ended June 30, 2015 and 2014 was $510,231 and $546,535, respectively, a decrease of $36,304, or 6.6%, in the current year period over the prior year period.  This decrease is primarily the result of a decrease in other income, resulting from an insurance claim in 2014 that did not exist in 2015, partially offset by an increase in income from operations during the three month period.  Net income for the six months ended June 30, 2015 and 2014 was $824,469 and $721,450, respectively, an increase of $103,019, or 14.3%, in the current year period over the prior year period.  This increase is primarily the result of an increase in income from operations partially offset by a decrease in other income which was the result of the Company receiving insurance proceeds in 2014 that did not occur in 2015.

Liquidity and Capital Resources

At June 30, 2015, the Company had a working capital balance of $9.6 million and a current working capital ratio of 6.35:1.  At December 31, 2014, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.63:1.

At June 30, 2015, the Company had a cash balance of $618,109.  At December 31, 2014, the Company had a cash balance of $519,761.  This change is primarily the result of increased cash from operating activities offset by spending on capital improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total cash provided by operating activities in the six months ended June 30, 2015 and 2014 was $1,431,694 and 1,165,627, respectively.  Cash provided by operating activities from continuing operations for the six months ended June 30, 2015 were primarily associated with income from operations.

Total cash used in investing activities in the six months ended June 30, 2015 and 2014 was $1,907,125 and $2,050,051, respectively.  Cash used in investing activities for the six months ended June 30, 2015 primarily consists of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the six months ended June 30, 2015 and 2014 was $573,779 and $348,119, respectively. Cash provided by financing activities for the six months ended June 30, 2015 consists primarily of an installment note, associate with a property purchase, and stock option exercises partially offset by payments on long-term debt.

Non-cash investing and financing activities in the six months ended June 30, 2015 and 2014 was $39,759 and $0 respectively.  This change was primarily the result of smaller in-process remodel projects.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The Company renewed this agreement, in July of 2014, for an additional two years.  The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2015 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of June 30, 2015, the Company was in compliance with all of the financial covenants.

At June 30, 2015 and December 31, 2014 the Company had no balance outstanding on the line of credit.  At June 30, 2015, the Company had $2,000,000 available on the line of credit.

As of June 30, 2015 the Company had an installment note payable of $490,834, including the portion due in the next year, associated with a land purchase in Walla Walla.  As of December 31, 2014 this obligation did not exist.

As of June 30, 2015, the Company had a total long-term debt balance of $5,339,629, including the portion due in the next year, owed to Farm Credit Services.  As of December 31, 2014, the Company had a total long-term debt balance of $5,502,294.

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

CONTROLS AND PROCEDURES (CONTINUED)

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Report, which could materially affect our business, results of operations or financial condition. The risks described in our 2014 Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

The Company may face liabilities associated with the offer and sale of our preferred stock. In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company is registering this transaction with the securities authorities of the States of Oregon and Washington. The terms of our Series A Redeemable Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering are not commonplace among issuers of any type. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 13, 2015	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)