Form 10-Q
period 2015-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2015-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
☐ YES        ☒ NO

Number of shares of common stock outstanding as of November 12, 2015: 4,957,278
Number of shares of preferred stock outstanding as of November 12, 2015: 1,032,799 shares

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$195,177	$519,761
Restricted cash (Note 1)	3,038,278	-
Accounts receivable, net	1,310,192	1,612,124
Inventories (Note 2)	10,383,662	9,910,570
Prepaid expenses and other current assets	389,474	150,024
Income tax receivable	119,038	323,014
Total current assets	15,435,821	12,515,493

Investment in Kore Wine Company	60,000	-
Vineyard development costs, net	3,363,644	3,368,545
Property and equipment, net (Note 3)	16,722,235	15,038,659
Debt issuance costs, net	51,317	54,604

TOTAL ASSETS	$35,633,017	$30,977,301

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$577,164	$742,024
Accrued expenses	793,213	551,587
Investor deposits for preferred stock (Note1)	3,038,278	-
Current portion of note payable	245,417	-
Current portion of long term debt	343,529	329,255
Deferred income taxes	206,000	206,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	47,842	34,435
Grapes payable	634,487	698,851
Total current liabilities	6,028,787	2,705,009

Note payable, net of current portion	245,417	-
Long-term debt, net of current portion	4,913,812	5,173,039
Deferred rent liability	146,491	163,696
Deferred revenue-distribution agreement, net of current portion	273,798	380,943
Deferred gain	129,290	153,362
Deferred income taxes	1,211,000	1,211,000
Total liabilities	12,948,595	9,787,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 5,099,177 and
4,983,206 shares issued at September 30, 2015 and December 31, 2014, respectively, 4,949,278 and 4,869,788 shares outstanding at
September 30, 2015 and December 31, 2014, respectively.	9,492,209	9,026,739
Retained earnings	13,867,340	12,588,615
Less: Common stock held in treasury, at cost, 149,899 and 113,418 shares
at September 30, 2015 and December 31, 2014, respectively	(675,127)	(425,102)
Total shareholders’ equity	22,684,422	21,190,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,633,017	$30,977,301

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

SALES, NET	$4,244,519	$4,046,201	$12,878,174	$10,711,492
COST OF SALES	1,608,568	1,546,588	5,178,536	4,249,126

GROSS PROFIT	2,635,951	2,499,613	7,699,638	6,462,366

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	1,889,206	1,526,956	5,609,342	4,481,404

INCOME FROM OPERATIONS	746,745	972,657	2,090,296	1,980,962

OTHER INCOME (EXPENSE)
Interest income	74	421	78	1,018
Interest expense	(76,535)	(81,242)	(231,544)	(208,714)
Other income, net	37,502	39,885	155,427	329,796

INCOME BEFORE INCOME TAXES	707,786	931,721	2,014,257	2,103,062

INCOME TAX PROVISION	(253,530)	(357,775)	(735,532)	(807,666)

NET INCOME	$454,256	$573,946	$1,278,725	$1,295,396

BASIC NET INCOME PER COMMON SHARE	$0.09	$0.12	$0.26	$0.27

DILUTED NET INCOME PER COMMON SHARE	$0.09	$0.12	$0.26	$0.26

Weighted average number of
basic common shares outstanding	4,956,163	4,847,765	4,916,467	4,844,821
Weighted average number of
diluted common shares outstanding	5,007,883	4,930,860	4,964,520	4,934,107

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$1,278,725	$1,295,396
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	950,441	779,406
Stock based compensation expense	10,955	15,873
Deferred rent liability	(17,205)	(14,096)
Deferred revenue-distribution agreement	(107,145)	(107,145)
Deferred gain	(24,072)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	301,932	(54,813)
Inventories	(473,092)	5,325
Prepaid expenses and other current assets	(239,450)	123,154
Income taxes receivable	203,976	143,363
Income taxes payable	-	2,753
Unearned revenue	13,407	43,764
Grapes payable	(64,364)	(28,880)
Accounts payable	(117,131)	(119,884)
Accrued expenses	241,626	147,918
Net cash from operating activities	1,958,603	2,208,063

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in Kore Wine Company	(60,000)	-
Additions to vineyard development costs	(561,487)	(452,773)
Additions to property and equipment	(2,112,071)	(2,064,604)
Net cash from investing activities	(2,733,558)	(2,517,377)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from investor deposits held as restricted cash	(3,038,278)	-
Proceeds from investor deposits held as liability	3,038,278	-
Proceeds from installment note for property purchase	490,834	-
Proceeds from long-term debt held as restricted cash	-	450,000
Payments on long-term debt	(244,953)	(234,871)
Proceeds from exercise of stock options	454,515	54,570
Repurchase of common stock	(250,025)	-
Net cash from financing activities	450,371	269,699

NET CHANGE IN CASH AND CASH EQUIVALENTS	(324,584)	(39,615)

CASH AND CASH EQUIVALENTS, beginning of period	519,761	945,683

CASH AND CASH EQUIVALENTS, end of period	$195,177	$906,068

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$44,390	$16,550

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period.  Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. At September 30, 2015 and 2014, dilutive shares of 0 and 0, respectively, were excluded from the computation as their effect would be anti-dilutive.

Restricted Cash - In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company also registered this transaction with the securities authorities of the States of Oregon and Washington.  Under the terms of this agreement, the Company remits cash received for stock subscriptions to the transfer agent who holds those funds in escrow until released in accordance with the registration statement.  As of September 30, 2015, the Company held restricted cash of $1,180,115 associated with funds for subscription agreements that had not yet been processed through the transfer agent. Additionally, the Company held restricted cash of $1,180,115 in escrow with the transfer agent for a total restricted cash of $3,038,278. The Company established a corresponding liability for this preferred stock funding.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2015	December 31, 2014

Winemaking and packaging materials	$621,592	$629,841
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,082,332	4,796,223
Finished goods (bottled wine and related products)	5,679,738	4,484,506

Current inventories	$10,383,662	$9,910,570

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS - continued

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2015	December 31, 2014

Construction in progress	$487,726	$69,588
Land, improvements and other buildings	5,091,011	3,622,434
Winery building and hospitality center	13,717,895	13,566,863
Equipment	8,793,215	8,256,983

	28,089,847	25,515,868

Accumulated depreciation	(11,367,612)	(10,477,209)

	$16,722,235	$15,038,659

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.  For the nine months ended September 30, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $107,145 and $107,145, respectively, recorded to other income.

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In July of 2014, the Company renewed the credit agreement for an additional two years. The interest rate was 3.25% at September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of September 30, 2015, the Company was in compliance with these financial covenants.

Note payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years.  As of September 30, 2015 the Company had a balance due of $490,834 with $245,417 due on April 1, 2016 and $245,417 due on April 1, 2017.  No interest accrues under the terms of this note.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,257,341 and $5,502,294 as of September 30, 2015 and December 31, 2014, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS - continued

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	165,000	$3.64	222,971	$3.79
Granted	-	-	-	-
Exercised	(58,000)	3.60	(115,971)	3.92
Forfeited	-	-	-	-

Outstanding at end of period	107,000	$3.66	107,000	$3.66

At September 30, 2015, the Company had 7,000 unvested stock options with associated unrecognized compensation cost of $2,165 that will be recognized over a weighted-average period of 1.18 years.  The intrinsic value of the 100,000 stock options exercisable at September 30, 2015 was $297,525.

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended September 30, 2015 and 2014 was $372 and $5,291, respectively.  Pretax compensation expense related to stock options for the nine months ended September 30, 2015 and 2014 was $10,955 and $15,873, respectively.

Stock options exercised during the three months ended September 30, 2015 and 2014 were 58,000 and 29, respectively.  Stock options exercised during the nine months ended September 30, 2015 and 2014 were 115,971 and 15,229, respectively.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $291,000 and $408,000 in income taxes for the three months ended September 30, 2015 and 2014, respectively.  The Company paid $531,550 and $661,550 in income taxes for the nine months ended September 30, 2015 and 2014, respectively.

Interest - The Company paid $76,930 and $81,613 for the three months ended September 30, 2015 and 2014, respectively, in interest on long-term debt and revolving line of credit.  The Company paid $233,585 and $203,871, net of capitalized interest of $46,914, for the nine months ended September 30, 2015 and 2014, respectively, in interest on long-term debt and revolving line of credit.

8)  OTHER INCOME

On March 10, 2014 the Company experienced an inadvertent spillage of approximately 29,000 gallons of bulk wine during a filtration process.  Subsequent to this loss, the Company filed an insurance claim with its carrier and received a partial settlement of $75,000 during the three months ended March 31, 2014 which, net of wine cost of $49,687, resulted in $25,313 being recorded to other income for the three months ended March 31, 2014.  During the three months ended September 30, 2014, the Company received a second settlement payment of $65,930 which was recorded in other income. In July of 2014, the Company received a final payment of $88,792, net of a $2,500 deductible, which was recorded as a receivable at June 30, 2014.  For the nine months ended September 30, 2014, Other Income includes $180,035 related to this insurance settlement.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS - continued

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2015 and 2014.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$1,767,638	$1,395,164	$2,476,881	$2,651,037	$4,244,519	$4,046,201
Cost of Sales	541,918	311,919	1,066,650	1,234,669	1,608,568	1,546,588
Gross Margin	1,225,720	1,083,245	1,410,231	1,416,368	2,635,951	2,499,613
Selling Expenses	797,073	628,320	369,632	306,503	1,166,705	934,823
Contribution Margin	$428,647	$454,925	$1,040,599	$1,109,865	$1,469,246	$1,564,790
Percent of Sales	41.6%	34.5%	58.4%	65.5%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$5,150,223	$3,713,934	$7,727,951	$6,997,558	$12,878,174	$10,711,492
Cost of Sales	1,556,335	940,328	3,622,201	3,308,798	5,178,536	4,249,126
Gross Margin	3,593,888	2,773,606	4,105,750	3,688,760	7,699,638	6,462,366
Selling Expenses	2,225,678	1,723,459	1,170,875	930,058	3,396,553	2,653,517
Contribution Margin	$1,368,210	$1,050,147	$2,934,875	$2,758,702	$4,303,085	$3,808,849
Percent of Sales	40.0%	34.7%	60.0%	65.3%	100.0%	100.0%

Direct sales include $6,690 and $0 of bulk wine sales in the three months ended September 30, 2015 and 2014, respectively. Direct sales include $645,653 and $197,760 of bulk wine sales in the nine months ended September 30, 2015 and 2014, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS - continued

10) SALE OF PREFERRED STOCK

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The preferred stock under this issue is non-voting and will rank senior in rights and preferences to the Company’s common stock.  Shareholders of this issue will be entitled to receive dividends, when and as declared by the Company’s Board of Directors, at a rate of $0.22 per share.  Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid.  The Company registered this transaction with the securities authorities of the States of Oregon and Washington.  The issue has 1,445,783 shares registered with an aggregate initial offering price not to exceed $6,000,000.  Shares are sold during four selling periods beginning with an offering price of $4.15 per share and concluding at $4.45 per share.

Under the terms of this offering, proceeds from the sale of preferred stock for the three months ended September 30, 2015 were held in escrow until the stock was subsequently issued effective October 1, 2015.  At September 30, 2015 $1,858,163 in stock sale proceeds were held in escrow and subsequently released to the Company in October 2015.  As of September 30, 2015 the Company had on deposit $1,180,115 in investor stock subscription payments that had not completed processing.  Total funds, held by the Company as restricted cash, were $3,038,278 associated with this offering.  “Prepaid and other current assets” include $319,280 of costs, associated with the sale of this preferred stock issue, which was recorded to shareholder equity in October 2015.

11) SUBSEQUENT EVENTS

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

In October of 2015, the Company applied to the NASDAQ stock exchange to list its newly issued preferred stock.  That application was approved and the preferred stock began listing, under the trading symbol of WVVIP, on November 2, 2015.

In November of 2015 the Board of Directors approved a program to repurchase common stock of the Company.  Under previous board actions the Company had maintained stock repurchase programs which resulted in 149,899 shares of common stock repurchased for $675,127.  Under the November 2015 board action, the Company funded a plan to repurchase up to $250,000 of common stock through the open market.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board of Directors.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Such policies were unchanged during the nine months ended September 30, 2015.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine Club membership increased by approximately 679 net new members, or 11.9%, to a total of 6,394 members for the nine months ending September 30, 2015.  Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities.

The Company sold approximately 87,765 and 76,624 cases of produced wine during the nine months ended September 30, 2015 and 2014, respectively, an increase of 11,141 cases, or 14.5% in the current year period over the prior year period.  The increase in wine sales was the result of increased direct to consumer sales as well as increased sales through distributors.

Cases sold in 2015 include approximately 43 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Cases sold in 2014 include approximately 67 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2015, wine inventory includes approximately 98,000 cases of bottled wine and 170,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 121,000 cases during the nine months ended September 30, 2015.

Net income for the three months ended September 30, 2015 and 2014 was $454,256 and $573,946, respectively, a decrease of $119,690, or 20.9%, in the current year period over the prior year period.  Net income for the nine months ended September 30, 2015 and 2014 was $1,278,725 and $1,295,396, respectively, a decrease of $16,671, or 1.3%, in the current year period over the prior year period.

Overall gross profit for the three months ended September 30, 2015 and 2014 was $2,635,951 and $2,499,613, respectively, an increase of $136,338, or 5.5%, in the current year period over the prior year period.  Gross profit for the nine months ended September 30, 2015 and 2014 was $7,699,638 and $6,462,366, respectively, an increase of $1,237,272, or 19.1%, in the current year period over the prior year period.  Gross profit percent for the three months ended September 30, 2015 and 2014 was 62.1% and 61.8%, an increase of .3 percentage points, in the current year period over the prior year period.  In the three months ended September 30, 2015 the Company wrote down $142,972 in inventory to cost of sales, accounting for 3.4 percentage points of the reduction in gross profit during this period.  Gross profit percent for the nine months ended September 30, 2015 and 2014 was 59.8% and 60.3%, a decrease of 0.5 percentage points, in the current year period over the prior year period.

The Company generated $0.09 and $0.12 in basic earnings per share during the three months ended September 30, 2015 and 2014, respectively.  The Company generated $0.26 and $0.27 in basic earnings per share during the nine months ended September 30, 2015 and 2014, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

In the November issue of Wine Enthusiast, the Company's Whole Cluster Pinot Noir was featured as one of America's Top 5 Best Value Pinot Noirs with a profile highlighting its unique fermentation process. In the same issue, the publication awarded 90 points and Editors' Choice for the 2014 Whole Cluster Pinot Noir, 90 points for the 2013 Estate Pinot Noir and 89 points and Best Buy for the 2014 Riesling. The 2014 Riesling was also included in the Top 100 Best Buys of the year at #87; one of only 6 Oregon wines to make the list.

Wine Spectator awarded the 2012 Tualatin Estate Pinot Noir a 90 point score in the October 2015 issue with reviewer Harvey Steiman describing it as, "Bright and crisp, draping the juicy cherry, raspberry and floral flavors in a blanket of fine tannins, coming together with deft balance as the finish persists with precision."

Vinous, which recently purchased Stephen Tanzer's International Wine Cellar, reviewed the Company's 2012 Pinot Noirs and awarded 91 points to the O'Brien Pinot Noir, 91 points to the Elton Pinot Noir and 90 points to the Bernau Block Pinot Noir.

The Wall Street Journal published an article, "Oregon Vineyards Draw Out-Of-State Buyers," that included a profile on the Estate House at Willamette Valley Vineyards and photo gallery of the facilities.

In August 2015, with the announcement of the Preferred Stock Offering, the Statesman Journal newspaper published the article, "Willamette Valley Vineyards raising $6 million." They followed up on the progress of the offering after the Elton winery Groundbreaking Celebration with the article, "New Elton Winery a lasting legacy for couple," which detailed the event, winery plans and Elton Vineyard founders, Dick and Betty O'Brien's contributions to the Oregon wine industry. The Portland Business Journal also wrote an article about the Preferred Stock Offering and business strategy called, "Putting Stock into Publicly Trade Wine." Beverage Industry News, Wine Searcher and Wine Business Monthly also ran stories on the offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Tualatin Vineyard founder Bill Fuller's return to winemaking on the Company's team was featured in multiple press outlets celebrating the release of his 2013 Vintage 40 Pinot Noir and Chardonnay.  Portland's KATU Newschannel featured a multi-segment story and harvest update with Fuller. An extended version of the interview was then published by Eugene NBC station, Wine Business Monthly, Albany Democrat and USA Today newspapers.

The Company sponsored 25th annual Oregon Grape Stomp Championship & Harvest Celebration was featured in the August issue of Alaska Airlines/Horizon Air in-flight magazine, Statesman Journal newspaper, The Columbian newspaper and radio broadcast called VinVillage.

Southern Opulence Magazine published a multi-page feature story called "Indulge in a Romantic Oregon Winery Vacation," about the Company's history and hospitality offerings.

Kathryn Rudey with Foodie Girl Chicago reviewed samples of the Company's Bernau Block Pinot Noir, Estate Pinot Noir and Pinot Gris with favorable online postings.

Mary Cressler of Vindulge included a profile on the Company's food pairing offerings in her Palate Press article called, "Exploring Epicurean Experiences: 5 Oregon Wineries with Restaurants." She also included the Company's Pinot Gris in her story, "Different Shades of Oregon Pinot Gris."

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2015 and 2014 were $4,244,519 and $4,046,201, respectively, an increase of $198,318, or 4.9%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $372,474, including bulk wine sales increase of $6,690, partially offset by a decrease in sales through distributors of $174,156 in the current year three month period over the prior year period.  Sales for the nine months ended September 30, 2015 and 2014 were $12,878,174 and $10,711,492, respectively, an increase of $2,166,682 or 20.2%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $1,436,289, including bulk wine sales increase of $447,893, and an increase in sales through distributors of $730,393 in the current year nine month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club, tasting room and kitchen sales in addition to an increase in bulk wine sales in 2015 when compared to 2014.  Management believes that the increase in sales through distributors was due to increased sales made to several large chain retailers in the nine months ended September 30, 2015.

Cost of Sales

Cost of Sales for the three months ended September 30, 2015 and 2014 were $1,608,568 and $1,546,588, respectively, an increase of $61,980, or 4.0%, in the current period over the prior year period.  Cost of Sales for the nine months ended September 30, 2015 and 2014 were $5,178,536 and $4,249,126, respectively, an increase of $929,410, or 21.9%, in the current period over the prior year period.  This change was primarily the result of an overall increase in sales of wine, in addition to a write down of inventory of $142,972 in the three months ended September 30, 2015, partially offset by a shift to more direct sales to consumers which achieve a higher profit margin.

Gross Profit

Gross profit for the three months ended September 30, 2015 and 2014 was $2,635,951 and $2,499,613, respectively, an increase of $136,338, or 5.5%, in the current year period over the prior year period.  Gross profit for the nine months ended September 30, 2015 and 2014 was $7,699,638 and $6,462,366, respectively, an increase of $1,237,272, or 19.1%, in the current year period over the prior year period.  This increase is primarily the result of an overall increase in sales including a shift to more direct sales to consumers which achieve a higher profit margin.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross profit percent for the three months ended September 30, 2015 and 2014 was 62.1% and 61.8%, an increase of .3 percentage points, in the current year period over the prior year period.  In the three months ended September 30, 2015 the Company wrote down $142,972 in inventory to cost of sales, accounting for 3.4 percentage points of the reduction in gross profit during this period.  Gross profit percent for the nine months ended September 30, 2015 and 2014 was 59.8% and 60.3%, a decrease of 0.5 percentage points, in the current year period over the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2015 and 2014 was $1,889,206 and $1,526,956, respectively, an increase of $362,250, or 23.7%, in the current year period over the prior year period.  Selling, general and administrative expense for the nine months ended September 30, 2015 and 2014 was $5,609,342 and $4,481,404, respectively, an increase of $1,127,938, or 25.2%, in the current year period over the prior year period.  This increase is primarily the result of increased selling expenses, including depreciation and staffing, associated with an increased focus on retail sales and operating the remodeled Hospitality Center, and an increased emphasis on promoting sales through distributors including product demonstrations.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $76,535 and $81,242, respectively, a decrease of $4,707 or 5.8%, in the current year period over the prior year period.  The reduction in interest expense was the result of reduced debt in the current year when compared to the prior year.  Interest expense for the nine months ended September 30, 2015 and 2014 was $231,544 and $208,714, respectively, an increase of $22,830 or 10.9%, in the current year period over the prior year period.  The change in interest expense were primarily the result of increased debt associated with the remodel and expansion of the Hospitality Center and barrel cellar, net of interest capitalized into construction in process in the prior year that did not occur in the current year.

Other Income, net

Other income for the three months ended September 30, 2015 and 2014 was $37,502 and $39,885, respectively, a decrease of $2,383 or 6.0%, in the current year period over the prior year period.  Other income for the nine months ended September 30, 2015 and 2014 was $155,427 and $329,796, respectively, a decrease of $174,369 or 52.9%, in the current year period over the prior year period.  The other income decrease in the nine month period was primarily the result of insurance claim revenue that was recognized in 2014 that did not occur in 2015.

Income Taxes

The income tax expense for the three months ended September 30, 2015 and 2014 was $253,530 and $357,775, respectively, a decrease of $104,245 or 29.1%, in the current year period over the prior year period.  The income tax expense for the nine months ended September 30, 2015 and 2014 was $735,532 and $807,666, respectively, a decrease of $72,134 or 8.9%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 35.8% and 38.4% for the three months ended September 30, 2015 and 2014, respectively.  The Company’s estimated federal and state combined income tax rate was 36.5% and 38.4% for the nine months ended September 30, 2015 and 2014, respectively.

Net Income

Net income for the three months ended September 30, 2015 and 2014 was $454,256 and $573,946, respectively, a decrease of $119,690, or 20.9%, in the current year period over the prior year period.  This decrease is primarily the result of decreased sales through distributors in the current period when compared to the prior year period in addition to a write down of inventory that occurred in the current year period that did not occur in the prior year.  Net income for the nine months ended September 30, 2015 and 2014 was $1,278,725 and $1,295,396, respectively, a decrease of $16,671, or 1.3%, in the current year period over the prior year period.  This decrease is primarily the result of an increase in income from operations partially offset by a decrease in other income which was the result of the Company receiving insurance proceeds in 2014 that did not occur in 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At September 30, 2015, the Company had a working capital balance of $9.4 million and a current working capital ratio of 2.56:1.  At December 31, 2014, the Company had a working capital balance of $9.8 million and a current working capital ratio of 4.63:1.

At September 30, 2015, the Company had a cash balance of $195,177.  At December 31, 2014, the Company had a cash balance of $519,761.  This change is primarily the result of increased cash from operating activities offset by spending on capital improvements.

Total cash provided by operating activities in the nine months ended September 30, 2015 and 2014 was $1,958,603 and 2,208,063, respectively.  Cash provided by operating activities from continuing operations for the nine months ended September 30, 2015 were primarily associated with income from operations.

Total cash used in investing activities in the nine months ended September 30, 2015 and 2014 was $2,733,558 and $2,517,377, respectively.  Cash used in investing activities for the nine months ended September 30, 2015 primarily consists of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the nine months ended September 30, 2015 and 2014 was $450,371 and $269,699, respectively. Cash provided by financing activities for the nine months ended September 30, 2015 consists primarily of an installment note, associate with a property purchase, and stock option exercises partially offset by payments on long-term debt and the repurchase of common stock.  Additionally, the Company received $3,038,278 in cash, associated with a sale of preferred stock, and held it as restricted cash as of September 30, 2015.

Non-cash investing and financing activities in the nine months ended September 30, 2015 and 2014 was $44,390 and $16,550 respectively.  This change is the result of timing differences in the payment of invoices.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The Company renewed this agreement, in July of 2014, for an additional two years.  The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2015 is 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of September 30, 2015, the Company was in compliance with all of the financial covenants.

At September 30, 2015 and December 31, 2014 the Company had no balance outstanding on the line of credit.  At September 30, 2015, the Company had $2,000,000 available on the line of credit.

As of September 30, 2015 the Company had an installment note payable of $490,834, including the portion due in the next year, associated with a land purchase in Walla Walla.  As of December 31, 2014 this obligation did not exist.

As of September 30, 2015, the Company had a total long-term debt balance of $5,257,341, including the portion due in the next year, owed to Farm Credit Services.  As of December 31, 2014, the Company had a total long-term debt balance of $5,502,294.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may face liabilities associated with the offer and sale of our preferred stock. In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company has registered this transaction with the securities authorities of the States of Oregon and Washington. The terms of our Series A Redeemable Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering are not commonplace among issuers of any type. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 2015	-	$-	-	$250,000
Month #2
August 2015	18,809	$6.81	18,809	$121,906
Month #3
September 2015	17,672	$6.90	17,672	$-
Total	36,481	$6.85	36,481	$-

In July of 2015 the Board of Directors approved a program to repurchase common stock of the Company.  Under previous board action the Company had maintained a stock repurchase program which resulted in 113,418 shares of common stock repurchased for $425,102.  Due to market pricing exceeding repurchase limitations under the plan, that program had been inactive since August 2013.  Under the July 2015 board action, the previous plan was terminated and unused funds from the previous plan were combined with cash from the Company to fund a plan to repurchase up to $250,000 of common stock through the open market.

During the three months ended September 30, 2015, the Company purchased 36,481 shares for a total cost of $250,000.  As of September 30, 2015, no remaining funds are authorized or unspent for use on future purchases of Company stock.

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

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 12, 2015	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)