Form 10-K
period 2015-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2016-03-10
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act: Series A Redeemable Preferred Stock (Title of class)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $30,560,166.

The number of outstanding shares of the registrant’s Common Stock as of March 10, 2016 was 4,995,216.

The number of outstanding shares of the registrant’s Preferred Stock as of March 10, 2016 was 1,424,841.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” “estimates” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. However, not all forward-looking statements contain these words.  Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon.  The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Segments - The Company has identified two operating segments, direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies.  Direct sales includes retail sales in our tasting room and remote sites, wine club sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary.  Distributor sales include all sales through a third party where prices are given at a wholesale rate. See “Note 15 – Segment Reporting” on the Notes to Financial Statements attached to this report.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2015, $22 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $16 per bottle; Rose, $24 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, GRIFFIN CREEK, PIERRE PANBRUM VINEYARDS, WILLAMETTE, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, and IT’S WILLAMETTE, DAMMIT marks.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country.  From 1995 to 2015, U.S. wineries grew in number from 1,817 to 8,287.  In addition, wineries are classified as one of the fastest growing segments in agriculture with an average annual growth of 10–15%.

The United States is the largest wine market in the world in terms of revenues and volume. According to Impact Databank, U.S. wine sales have been growing at a rate of 2-3% per year for the past 21 years. In 2015 U.S. wine sales reached $38.1 billion, a 3% increase from 2014. The U.S. wine volume consumption reached 357.5 million cases in 2014, the most recent year this data was available, with France in second place at 310 million cases. The U.S. also leads the world as the largest wine-consuming nation with over 101 million people drinking wine, approximately 44% of all U.S. adults.

U.S. wineries decreased production in 2014, the most recent year such data is available, by 3% and produced approximately 335.7 million cases or 10.7% of total world wine production.  Pinot Noir is one of the highest-priced varietals on the market, yet its sales have nearly tripled in the U.S. since the movie Sideways was released in 2004. Inexpensive Pinot Noir brands, which are those brands priced below the industry average, are now outpacing higher priced Pinot Noir brands, by roughly twice the rate for both domestic and imported wines, according to Impact Databank, a provider of data on the wine industry owned by M. Shanken Communications, the parent company of Wine Spectator.

In a 2015 American Wine Consumer Preference Survey, by Sonoma State University and the Wine Business Institute, American wine consumers from all 50 states were sampled regarding their wine consumption.  Of those sampled, 56% reported they consume wine daily or several times per week making them “High Frequency Wine Drinkers” with the remaining 44% being occasional drinkers.  Respondents demonstrated a preference for red wine, with 74% listing it as one of their favorites, and 78% considered themselves to have intermediate or advance knowledge of wine.  Price and brand topped the list of decision making reasons when purchasing wine for home consumption with 32% listing the most common price being $10 to $15, 19% being $15 to $20 and 14% being more than $20.   Additionally, 89% of respondents thought red wine was most healthy.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2014, the most recent year such data is available, there were 676 commercial wineries licensed in Oregon, an increase of 11.7% from 2013, and 27,390 planted acres of wine grape vineyards, 24,494 acres of which were harvested. Oregon wine grapes produced a 2014 crop with a total value of $169 million, an increase of 31.7% from 2013. Pinot Noir leads all varieties accounting for 63% of harvested acreage.  Total production of Oregon wines in 2014 is estimated at 4.4 million cases, up from 3.3 million cases in 2013.  Oregon case sales in 2014 are estimated at 2.9 million, up from 2.7 million in 2013, a 6.9% increase.  Case sales in dollars for 2014 are estimated to be $430 million, a 14% increase from 2013.

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

ITEM 1.  BUSINESS - continued

Furthermore, Oregon’s Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. As of December 31, 2015, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

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

2014 Oregon harvest – The Oregon Vineyard and Winery Census Report states that the total grapes crushed in Oregon rose 33%, compared to 2013, to a record high of 70,112 tons. Pinot Noir continued to lead statewide production representing 58% of the tonnage grown and crushed.  Yield increased to an average 3.2 tons per acre from 24,494 harvested acres.

2015 Oregon harvest – There is no official data available on the 2015 Oregon harvest as of the date of this report.

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

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Estate Winery, the McMinnville Tasting Room in McMinnville, Oregon and Tualatin Estate Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

ITEM 1.  BUSINESS - continued

The Company believes the location of the Estate Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. The Company’s remodeled Hospitality Center, at the Estate Winery, has further increased the Company’s direct sales and enhanced public recognition of its wines.

In order to remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a winery in the Walla Walla AVA under the name Pambrun.  This winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals to compete in the ultra-premium wine market.  Additionally, the Company is developing a winery near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label.  This winery is expected to produce primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space.

Vineyards

The Company owns and leases approximately 697 acres of land, of which 556 acres are currently planted as vineyards or is suitable for future vineyard planting.  The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 70% of the grapes needed to meet the winery’s production capacity, of 314,000 gallons (132,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2015	Harvest 2014
Owned Vineyards
WVV Estate	107	58	6	1	42	269	227
Tualatin Estate Vineyard	107	46	14	-	47	246	251
Ingram Vineyard	86	-	62	-	24	-	-
Pambrun Vineyard	42	-	-	31	11	-
Loeza Vineyard	62	-	-	58	4	-	-
Sub-Total	404	104	82	90	128	515	478

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	330	341
Meadowview Vineyard	45	45	-	-	-	292	189
Elton Vineyard	59	54	-	2	3	157	203
Ingram Vineyard	110	-	42	68	-	-	-
Sub-Total	293	168	42	70	13	779	733

Contracted Vineyards*
Various	227	227	-	-	-	1,094	970

Total	924	499	124	160	141	2,388	2,181

*Contracted acreage is estimated

WVV Estate –Established in 1983, the Company’s Estate Vineyard (the “Estate Vineyard”) is located at the Winery location south of Salem, near Turner, Oregon.  The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs.  The Company planted one acre in 2015 and intends to plant an additional one acre in 2016.

Tualatin Estate Vineyard – Established in 1973 at the Tualatin Winery location near Forest Grove, Oregon, the Company’s Tualatin Estate Vineyards is one of the oldest vineyards in Oregon.  It was purchased by the Company in 1997.  A series of sale-leaseback transactions split the property into two additional vineyards, and the Company continues to lease and manage the Peter Michael Vineyard and Meadowview Vineyard, located adjacent to the Tualatin Vineyard.

ITEM 1.  BUSINESS - continued

Ingram Estate and Elton Vineyard – The Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings.  Adjacent to the purchased land is an additional 109 leased acres, also for vineyard development.  The Company believes the site is ideally situated to grow premium Pinot Noir and planted 42 acres in 2015.  The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards.  The Company intends to plant 31 leased acres at Ingram and one acre at Elton in 2016.

Pambrun Vineyards – In 2015, the Company purchased 42 acres in the Walla Walla AVA near the town of Milton-Freewater, Oregon.  Additionally, the Company has an option to buy another 45 acres.  The Company believes this site is ideal to grow Cabernet Sauvignon and other Bordeaux-varietals.  Wines produced from this vineyard are expected to be sold under the Pambrun label.  The Company intends to plant 15 acres in 2016 and the remaining plantable acres in 2017.

Loeza Vineyard – The Company purchased 62 acres near Gaston, Oregon in 2014, for vineyard plantings, and believes the site is ideally situated to grow premium Pinot Gris.    The site is close to Tualatin Vineyards which allows the Company to leverage existing crews for vineyard development and operations.  The Company intends to plant 50 acres in 2016.

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

New clones of Chardonnay preceded Pinot Noir into Oregon and were planted at the Company’s Estate Vineyard on phylloxera-resistant rootstock.

Grape supply – In 2015, the Company’s producing acres in the Estate Vineyard yielded approximately 269 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced an aggregate of 868 tons of grapes in 2015.  Elton Vineyards produced 157 tons of grapes in 2015.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices.  In 2015, the Company purchased an additional 1,094 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference.  Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan.  The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to purchase properties for future vineyards.

The grapes grown on the Company’s vineyards establish a foundation of quality, through the Company’s farming practices, upon which the quality of the Company’s wines is built. In addition, wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

ITEM 1.  BUSINESS - continued

Viticultural conditions – Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high quality wine grapes, particularly Pinot Noir, Pinot Gris, Chardonnay and Riesling. The Company believes that the Estate Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Estate Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France.

The Estate Vineyard’s soil type is Jory/Nekia, a dark, reddish-brown, silky clay loam over basalt bedrock, noted for being well drained, acidic, of adequate depth, retentive of appropriate levels of moisture and particularly suited to growing high quality wine grapes.

The Estate Vineyard’s elevation ranges from 533 feet to 800 feet above sea level with slopes from 2% to 30% (predominately 12-20%).  The Estate Vineyard’s slope is oriented to the south, southwest and west. Average annual precipitation at the Estate Vineyard is 41.3 inches; average annual air temperature is 52 to 54 degrees Fahrenheit, and the length of each year’s frost-free season averages from 190 to 210 days. These conditions compare favorably with conditions found throughout the Willamette Valley viticultural region and other domestic and foreign viticultural regions, which produce high quality wine grapes.

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Estate Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year round spring that feeds an irrigation pond.  Additionally, the Company has water rights at the Pambrun Vineyard.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced.  In 2015, the Winery produced approximately 120,794 cases (287,200 gallons) from its 2013 and 2014 harvest. The Company expects to produce approximately 135,700 cases (322,700 gallons) in 2016 from its 2014 and 2015 harvests.  Because planned production exceeds existing capacity of the Estate Winery, the Company will use existing storage at the Tualatin Winery and temporary storage to accommodate the anticipated production volume.

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

ITEM 1.  BUSINESS - continued

Hospitality facility – The Company has a renovated tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”) at the Estate Winery. The main floor of the Hospitality Center includes retail sales space with the Estate Tasting Room, Club Room for Wine Club Members, dining area and mezzanine, which altogether are designed to accommodate approximately 300 persons for tastings, wine and food pairing meals, public and private events and meetings. An iconic observation tower and tiered decks around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Estate Vineyard. The tiered decks funnel into an outdoor courtyard that hosts many seasonal gatherings. To the south side of the tiered decks the Company has two hospitality suites for overnight accommodations. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet to store up to 1,800 barrels of wine for aging in the proper environment.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to four mortgages with an aggregate principal balance of $5,173,018 at December 31, 2015. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $53,059. The maturity dates of the mortgages range from December 1, 2024 through December 1, 2028.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794

Cases produced per ton harvested often vary between years mainly due to the timing of when the cases are produced.

ITEM 1.  BUSINESS - continued

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

The Company also operates two additional tasting rooms; one in historic downtown McMinnville, in the heart of Oregon Wine Country, and at its Tualatin Vineyard (located 30 minutes west of Portland).

The Company holds four major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving.  Numerous private events, charitable and political events are also held at the Winery.

Direct sales are more profitable because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2015 and 2014, direct sales contributed approximately 39% and 34% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 6 non-domestic (export) customers. For 2015 and 2014, sales to distributors and wine brokers contributed approximately 61% and 66% of the Company’s revenue from continuing operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has two-thirds of the state’s wineries and vineyards and is home to approximately 676 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minutes to a two hour drive.

ITEM 1.  BUSINESS - continued

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is approximately a 45 minute drive from Portland and less than one mile from The Enchanted Forest, an amusement park which operates from April through September each year and attracts approximately 130,000 paying visitors per year.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually.  In 2015, sales to one distributor represented approximately 18.2% of total Company revenue.  In 2014, sales to one distributor represented approximately 16.6% of total Company revenue.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its ultimate forecasted production level of 373,000 gallons (157,000 cases) per year, at its Estate Vineyards and Tualatin Vineyard locations, will give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the projected production level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

ITEM 1.  BUSINESS - continued

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

Employees

As of December 31, 2015 the Company had approximately 94 full-time employees and 47 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with phylloxera. In particular, Tualatin Vineyards have phylloxera. Since May of 1992, the Company’s vineyard properties have been planted with rootstocks believed to be resistant to phylloxera. However, rootstocks planted by the Company prior to 1992 are not resistant. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Additionally, long-term changes in weather patterns could adversely affect the Company.

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

As of December 31, 2015, the Company’s outstanding indebtedness was approximately $5.2 million and the Company had a line of credit balance of $0 on a maximum borrowing amount of $2 million.

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

The Company faces significant competition which could adversely affect profitability

The wine industry is intensely competitive and highly fragmented. The Company’s wines compete in several premium wine market segments with many other premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa, New Zealand and Australia. The Company’s wines also compete with popular priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by the Company’s independent distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on the Company’s selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of the Company’s competitors have greater financial, technical, marketing and public relations resources than the Company does. In particular, wine production in the United States is dominated by large California wineries that have significantly greater resources than the Company. Additionally, greater worldwide label recognition and larger production levels give many of the Company’s competitors certain unit cost advantages. Company sales may be harmed to the extent it is not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

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

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, achieved listing status on NASDAQ under the trading symbol WVVIP. The terms of our Series A Redeemable Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering are not commonplace among issuers of any type. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

The Company may be unable to pay accumulated dividends on its Series A Redeemable Preferred Stock.

The Company’s Series A Redeemable Preferred Stock bears a cumulative 5.3% dividend based upon the original issue price, or $0.22 per share per annum. However, prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. Additionally, our existing credit facility limits, and future debt obligations in the future may limit, both our legal and our practical ability to declare and pay dividends. As a result, although the Series A Redeemable Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. Further, although shares of our Series A Redeemable Preferred Stock will earn cumulative dividends, unpaid dividends will not, themselves, accumulate (as might compounding interest on a debt security, for example).

ITEM 1A.  RISK FACTORS - continued

The issuance of additional shares of our preferred stock or common stock in the future could adversely affect holders of common stock.

The market price of our common stock may be influenced by any preferred stock we may issue. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to the liquidation, dissolution or winding up of the business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

The provisions in our articles of incorporation, our by-laws and Oregon law could delay or deter tender offers or takeover attempts that may offer a premium for our common stock.

Certain provisions in our articles of incorporation, our by-laws and Oregon law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include, but are not limited to; the classification of our board of directors into three classes serving staggered three-year terms, which makes it more difficult to quickly replace board members; the ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval; a provision that special meetings of our board of directors may be called only by our chief executive officer or at the request of holders of not less than half of all outstanding shares of our common stock; a provision that any member of the Company’s board of directors (the “Board”), or the entire Board, may be removed from office only for cause and; a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders.  The Board may implement other changes that further limit the potential for tender offers or takeover attempts.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vineyards – The Company owns or leases 697 acres of land, of which 404 acres is owned and 293 acres leased.  Of the 697 acres of land owned or leased, 272 acres are productive vineyards, 284 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 141 acres are not suitable for vineyard planting or are used for winery or hospitality purposes.  See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 132,000 cases (314,000 gallons) of wine per year, depending on the type of wine produced. In 2015, the Winery produced approximately 120,794 cases (287,200 gallons) from its 2013 and 2014 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery.  The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet including an expansion of 2,190 square feet to store up to 1,800 barrels of wine for aging in the proper environment.

ITEM 2.  PROPERTIES - continued

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

ITEM 3.  LEGAL PROCEEDINGS

Although the Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business, there are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

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

The following table below sets forth for the quarters indicated the high and low intraday sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2015	12/31/2015	9/30/2015	6/30/2015	3/31/2015

High	$8.20	$8.10	$7.23	$6.24
Low	$6.66	$4.50	$5.95	$5.50

Quarters ended 2014	12/31/2014	9/30/2014	6/30/2014	3/31/2014

High	$5.95	$6.20	$6.52	$6.60
Low	$5.23	$5.15	$5.14	$5.87

The Company’s Series A Redeemable Preferred Stock (the “Preferred Stock”) is listed on the NASDAQ Capital Market under the symbol “WVVIP.”  Although it is listed, as of December 31, 2015 there was no established market for the recently issued stock.

Holders

As of March 3, 2016, the Company had approximately 2,328 common stock shareholders of record.  As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

The Company has paid a prorated annual dividend on its Preferred Stock.  On December 30, 2015 the Company paid $.055 per share to Preferred Stock shareholders of record as of December 8, 2015.  Total dividends paid were $57,611 and the payment satisfied all accrued dividend liability through December 31, 2015.  The Company anticipates paying Preferred Stock dividends annually in December of each year.  Additionally, the Company may offer programs that allow Preferred Stock shareholders to use their dividends as credits for wine purchases at additional discounts.

Equity Compensation Plans

See Item 12 – Equity Compensation Plan Information of this Annual Report on Form 10-K for information concerning securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities not disclosed in previous submissions are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 2015	-	-	-	$-
November 2015	-	-	-	250,000
December 2015	62	6.99	62	249,525

Total	62	6.99	62	$249,525

In July of 2015 the Board approved a program to repurchase common stock of the Company.  Under previous Board action the Company had maintained a stock repurchase program which resulted in 113,418 shares of common stock repurchased for $425,102.  Due to market pricing exceeding repurchase limitations under the plan, that program had been inactive since August 2013.  Under the July 2015 Board action, the previous plan was terminated and unused funds from the previous plan were combined with cash from the Company to fund a plan to repurchase up to $250,000 of common stock through the open market.

During the three months ended September 30, 2015, the Company purchased 36,481 shares for a total cost of $250,000.  As of September 30, 2015, no remaining funds were authorized or unspent for use on future purchases of Company common stock.

In November of 2015 the Board approved an additional program to repurchase common stock of the Company.  Under the November 2015 board action, the Company funded a plan to repurchase up to $250,000 of common stock through the open market.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board.  As of December 31, 2015, $249,525 remained unspent under this plan.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Wine club memberships had a net increase of approximately 655 for the year ended December 31, 2015 compared to 2014.  Periodically, the Company will also sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets.  However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 121,800 and 107,400 cases of produced wine during the years ended December 31, 2015 and 2014, respectively, an increase of 14,400 cases, or 13.4% in the current year over the prior year.  The increase in wine sales was the result of growth in both retail sales and sales through distributors.

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

At December 31, 2015, wine inventory includes approximately 67,000 cases of bottled wine and 453,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 120,794 cases during the year ended December 31, 2015.

Results of Operations

The Company had net sales of $17,938,872 and $15,156,159 for the years December 31, 2015 and 2014, respectively, an increase of $2,782,713 or 18.4%, for the year ended December 31, 2015 over the prior year period.  The reasons for this increase include increased sales in all categories; retail sales (24.7%), in-state sales (29.9%), out-of-state sales (4.1%) and sales of bulk products (213.6%).

Gross profit was $10,846,761 and $9,016,606 for the years ended December 31 2015 and 2014, respectively, an increase of $1,830,155, or 20.3%, for the year ended December 31, 2015 over the prior year period.  This increase was generally driven by an increase in the average price per case sold combined with direct-to-consumer sales being a larger percentage of total sales.

The gross margin percentage was 60.5% and 59.5% for the years ended December 31, 2015 and 2014, respectively, an increase of 1.6%, for the year ended December 31, 2015 over the prior year period.  This increase in the gross profit percentage is primarily the result of increases in retail sales, as a percentage of total sales, combined with an overall increase in per case margins and other factors.

Selling, general and administrative expenses were $7,578,184 and $6,210,384 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,367,800, or 22.0%, for the year ended December 31, 2015 over the prior year period.  This increase was mainly the result of both increased selling expenses and increased general and administrative costs, much of which resulted from increased costs associated with operating the Company’s remodeled Hospitality Center as well as efforts to increase sales through distributors.

Income from operations was $3,268,577 and $2,806,222 for the years ended December 31, 2015 and 2014, respectively, an increase of $462,355, or 16.5%, for the year ended December 31, 3015 over the prior year period.  The primary reason for this increase was increased gross profit, which was partially offset by increased selling expenses.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for income taxes was $1,275,416 and $775,999 for the years ended December 31, 2015 and 2014, respectively, an increase of $499,417, or 64.4%, for the year ended December 31, 2015 over the prior year period.  This increase in tax rate is primarily related to nonrecurring federal and state tax credits during 2014 related to the Company’s facility expansions and remodels and an increase in the percentage of the Company's income reported in a higher state tax rate jurisdiction.  The Company does not anticipate similar credits or significant changes in the allocation of state income in future periods.

Net income was $1,901,832 and $2,161,340, for the years ended December 31, 2015 and 2014, respectively, a decrease of $259,508, or 12.0%, for the year ended December 31, 2015 over the prior year period.  The primary reasons for this decrease was an overall increase in income from operations being more than offset by an increase in the income tax expense in 2015.  Additionally, the Company recorded $180,035, net of cost and deductible, in insurance proceeds from a wine spillage at the Estate Winery in March of 2014 that was included in other income for 2014 but did not recur in 2015.

Diluted income per common share after preferred dividends was $0.37 and $0.44 for the years ended December 31, 2015 and 2014, respectively, a decrease of $0.07, or 15.2%, for the year ended December 31, 2015 over the prior year period.  The primary reason for this decrease is a decrease in net income.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors.  These three sales channels represent 38.5%, 18.2% and 43.3%, of net sales for the year ended December 31, 2015, respectively.  This compares to 34.1%, 16.6% and 49.2% of net sales for the year ended December 31, 2014, respectively.  Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company had cash balances of $4,010,664, at December 31, 2015, and $519,761 at December 31, 2014.  The Company had no outstanding line of credit balance at December 31, 2015 and 2014.

EBITDA

In 2015, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 10.6% to 4,756,056 from 4,300,065 in 2014, primarily as a result of higher income tax and depreciation and amortization expenses more than offsetting reduced net income in 2015 compared to 2014.

EBITDA does not reflect the impact of a number of items that affect our net income, including financing costs. EBITDA is not a measure of financial performance under the accounting principles generally accepted in the United States of America, referred to as “GAAP”, and should not be considered as an alternative to net income or income from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity. We use EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income as a performance measure primarily because depreciation and amortization expense are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities.

EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported.  Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table provides a reconciliation of net income to EBITDA for the periods indicated:

	Year Ended December 31,
	2015	2014
Net Income	$1,901,832	$2,161,340
Depreciation and amortization expense	1,274,243	1,074,737
Interest Expense	306,805	289,020
Interest Income	(2,237)	(1,031)
Income tax expense	1,275,416	775,999
EBITDA	$4,756,059	$4,300,065

Sales

Wine sales for the years ended December 31, 2015 and 2014 and ending inventory amounts for the year ended December 31, 2015, are shown on the following table, as well as planned production quantities for the year ending December 31, 2015:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2015	2014	December 31, 2015	(Cases) 2016

Pinot Noir/Estate	14,000	12,500	16,000	16,000
Pinot Noir/Barrel Select	10,800	8,000	1,500	7,000
Pinot Noir/Founders Reserve	3,500	2,400	3,000	4,000
Pinot Noir/Special Designates	4,200	2,400	6,500	12,400
Pinot Noir/Whole Cluster	30,100	27,800	3,000	36,000
Pinot Gris	22,400	20,100	11,500	20,500
Riesling	20,100	20,300	10,500	19,000
Chardonnay	3,500	3,200	3,500	4,100
Table Wine	6,100	5,700	4,000	6,000
Other	7,100	5,000	7,500	10,700

Total	121,800	107,400	67,000	135,700

Approximately 51% of the Company’s case sales during 2015 were of the Company’s flagship varietal, Pinot Noir.  Case sales of Pinot Gris and Riesling follow with approximately 18% and 17% of case sales each, respectively.  The Company sold approximately 121,800 and 107,400 cases of Company-produced wine during the years ended December 31, 2015 and 2014, respectively.  This represents an increase of approximately 14,400 cases, or 13.4% in 2015.  This increase in case sales in 2015 was primarily the result of growth in both retail sales and sales through distributors.

Wine Inventory

The Company had approximately 67,000 cases of bottled wine on-hand at the end of 2015.  Sufficient bulk wine inventory is on-hand to bottle approximately 135,700 cases of wine in 2016.  Management believes that sufficient stock is on hand to meet current demand levels until the 2016 vintage becomes available.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate.  In 2015, approximately 120,794 cases were produced, and Management anticipates bottling approximately 135,700 cases in 2016.  The Winery has capacity to comfortably store and process about 132,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage.  Management continues to invest in new production technologies to increase the efficiency and quality of wine production.  During 2015, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage.  The Tualatin Winery has capacity to produce approximately 25,000 cases of wine.  The facility is maintained in good condition, and is occasionally used by other local wineries.  Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2015 and 2014 vintages, the Company grew approximately 54% and 56% of all grapes harvested, respectively.  The remaining grapes harvested were purchased from other growers.  In 2015 and 2014, 16% and 13% of grapes harvested were purchased under short-term contracts, and 30% and 31% of grapes harvested were purchased under long-term contracts, respectively.  The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $959,446 and $787,696 worth of grapes from long-term contracts during the years ended December 31, 2015 and 2014, respectively.  The Company received $900,792 and $644,910 worth of grapes from short-term contracts during the years ended December 31, 2015 and 2014, respectively.  Total grapes payable were $816,879 and $698,851 as of December 31, 2015 and 2014, respectively.  Grapes payable includes $410,575 and $398,142 of grapes payable from long-term contracts as of December 31, 2015 and 2014, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease.  The Company has approximately 124 acres of vineyards that have been planted but are in the pre-productive stage.  We anticipate that these vineyards will begin bearing fruit in the next one to three years.  The Company has approximately 161 acres of land that is suitable for future vineyard development.  Management currently has plans to plant approximately 98 acres and 46 acres in the years 2016 and 2017, which we anticipate will begin bearing fruit in years 2020 and 2021, respectively.  Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts that expire after vintage years 2015 and 2016.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines, was enhanced by national and regional media coverage throughout 2015.

The Company’s 2013 Pinot Gris and 2013 Riesling both received Gold Medals at The San Francisco Chronicle Wine Competition in January 2015.

In May 2015, Wine Spectator featured an online article titled, "Focused on Oregon's Great Wine Terroirs - Willamette Valley Vineyard staffers plan to start several single-vineyard wineries," highlighting the Company's new estate vineyard and winery efforts in the Eola-Amity Hills at Elton Vineyard and on the Oregon side of the Walla Walla Valley in SeVein. The Statesman Journal, Portland Business Journal, The East Oregonian, Oregon Wine Press, AgInfo.net, KATU News Channel 2, Walla Walla Union Bulletin and Great Northwest Wine also contributed feature articles on our plans to develop new wineries and vineyards on properties we currently own or lease.

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

Wine & Spirits Magazine rated the 2012 Signature Cuve’e Pinot Noir with 90 points in the April 2015 issue.

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

The Company's 2012 Bernau Block Pinot Noir earned the highest honor, a Platinum Medal, at the Wine Press Northwest Platinum Judging in April 2015.

The Company's 2011 Griffin Creek Syrah, Malbec and Cabernet Franc all earned 91 point scores from Wine Spectator.

The Company hosted a Chef Cook-off event with Food Network "toughest critic" Simon Majumdar on June 23, 2015 that was featured in The Statesman Journal and on the Tasting Pour blog.

In the November 2015 issue of Wine Enthusiast, the Company's Whole Cluster Pinot Noir was featured as one of America's Top 5 Best Value Pinot Noirs with a profile highlighting its unique fermentation process. In the same issue, the publication awarded 90 points and Editors' Choice for the 2014 Whole Cluster Pinot Noir, 90 points for the 2013 Estate Pinot Noir and 89 points and Best Buy for the 2014 Riesling. The 2014 Riesling was also included in the Top 100 Best Buys of the year at #87 and one of only 6 Oregon wines to make the list.

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

The Wall Street Journal published an article, "Oregon Vineyards Draw Out-Of-State Buyers," that included a profile and photo gallery of the Estate House at Willamette Valley Vineyards.

In August 2015, with the announcement of our offering of Preferred Stock, the Statesman Journal published the article, "Willamette Valley Vineyards raising $6 million." They followed up on the progress of the offering after the Elton winery Groundbreaking Celebration with the article, "New Elton Winery a lasting legacy for couple," which detailed the event, winery plans and Elton Vineyard founders, Dick and Betty O'Brien's contributions to the Oregon wine industry. The Portland Business Journal also wrote an article about our offering of Preferred Stock and our business strategy called, "Putting Stock into Publicly Trade Wine." Beverage Industry News, Wine Searcher and Wine Business Monthly also ran stories on the offering.

Tualatin Vineyard founder Bill Fuller's return to winemaking with the Company's was featured in multiple press outlets celebrating the release of his 2013 Vintage 40 Pinot Noir and Chardonnay.  Portland's KATU Newschannel featured a multi-segment story and harvest update with Mr. Fuller. An extended version of the interview was then published by the NBC affiliate station in Eugene Oregon, Wine Business Monthly, Albany Democrat and USA Today.

The 25th annual Oregon Grape Stomp Championship & Harvest Celebration was featured in the August issue of Alaska Airlines/Horizon Air in-flight magazine, Statesman Journal, The Columbian and radio broadcast called VinVillage.

Southern Opulence Magazine published a multi-page feature story called "Indulge in a Romantic Oregon Winery Vacation," about the Company's history and hospitality offerings.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Portland Business Journal included the Company in the “Most Admired Companies” within Food, Beverage & Natural Resources category.

Martha Stewart Living included the Company’s 2014 Pinot Gris in a piece on "The 10 Best Wines for a Fall Picnic".

The Seattle Times named the Company’s 2012 O’Brien Pinot Noir to its list of the Top 50 Best Wines of the 2015.

The Oregonian named the Company as "One of the Most Elegant Wineries in Oregon" in the January 2016 article.

The Company’s 2012 Bernau Block Pinot Noir was featured as Wine Press Northwest’s “Wine of the Week” in January 2016.

Wine Spectator rated the 2014 Riesling with a 90 point and “Best Buy” in the February 2016 issue.

The 2016 Quarter 1 issue of Burghound.com rated the Company’s 2012 Fuller Pinot Noir a 92 point, 2012 O’Brien Pinot Noir a 91 point, 2012 Tualatin Estate Pinot Noir a 91 point, 2012 Hannah Pinot Noir a 90 point, and 2012 Signature Cuve’e Pinot Noir a 90 point.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the three and twelve months ended December 31, 2015 and 2014:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2015	2014	2015	2014

Retail sales	$1,699,991	$1,460,951	$6,291,039	$5,044,362
In-state sales	1,120,745	736,982	3,350,048	2,578,529
Out-of-state sales	2,225,228	2,301,888	7,940,977	7,631,019
Bulk wine/miscellaneous sales	131,148	50,215	777,538	247,975

Total revenue	5,177,112	4,550,036	18,359,602	15,501,885

Less excise taxes	(116,414)	(105,369)	(420,730)	(345,726)

Sales, net	$5,060,698	$4,444,667	$17,938,872	$15,156,159

2015 Compared to 2014

Retail sales for the years ended December 31, 2015 and 2014 were $6,291,039 and $5,044,362, respectively, an increase of $1,246,677, or 24.7%, for the year ended December 31, 2015 over the prior year period.  This increase was primarily driven by membership growth in the Company’s wine club program, increased sales through the Winery’s ambassador program and by increased visitor traffic to the Estate Winery’s tasting room and McMinnville tasting room, including expanded sales from food and room rentals.

Bulk Wine/miscellaneous sales for the years ended December 31, 2015 and 2014 were $777,538 and $247,975, respectively, an increase of $529,563.  This increase represents the Company’s sale of bulk wine in 2015, due to higher yields in the 2014 grape harvest, which resulted in wine quantities that were in excess of Company needs.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In-state sales for the years ended December 31, 2015 and 2014 were $3,350,048 and $2,578,529, respectively, an increase of $771,519, or 29.9%, for the year ended December 31, 3015 over the prior year period.  Management believes this increase is primarily due to increased visibility of our products in the Oregon market.

Out-of-state sales for the years ended December 31, 2015 and 2014 were $7,940,977 and $7,631,019, respectively, an increase of $309,958, or 4.1%.  Management believes this increase is primarily related to increased sales efforts outside of Oregon in 2015.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2015 and 2014 were $420,730 and $345,726, an increase of $75,004, or 21.7%, for the year ended December 31, 2015 over the prior year period.  This increase was due primarily to increased wine sales in 2015.

Cost of Sales was $7,092,111 and $6,139,553 for the years ended December 31, 2015 and 2014, respectively, an increase of $952,558, or 15.5%, for the year ended December 31, 3014 over the prior year period.  The increase in cost of sales can be attributed mainly to the overall increase in product sales.

As a percentage of net revenue, gross profit was 60.5% and 59.5% in the years ended December 31, 2015 and 2014, respectively, an increase of 1.6%, for the year ended December 31, 2015 over the prior year period.  This increase in the gross profit percentage is primarily a result of increases in higher margin retail sales relative to sales through distributors, and the release of higher margin vintages.

The Company continued its focus in 2015 on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

Selling, general and administrative expenses were $7,578,184 and $6,210,384 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,367,800, or 22.0%, for the year ended December 31, 2015 over the prior year period.  This increase was the primarily the result of the increased operating costs associated with the Hospitality Center and increase brand development efforts in distributor sales.

Interest income was $2,237and $1,031 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,206 or 117.0%.  The increase in interest income is primarily due to increased balances of cash on hand in the Company’s accounts as a result of the sale of Preferred Stock.  Interest expense was $306,805 and $289,020 for the years ended December 31, 2015 and 2014, respectively, an increase of $17,785, or 6.2%, for the year ended December 31, 2015 over the prior year period. The increase in interest expense was mainly due to additional interest expense associated with the Hospitality Center remodel loan.  Interest on this new loan was partially capitalized in 2014 but was totally expensed in 2015.

Other income, net, was $213,239 and $419,106 for the years ended December 31, 2015 and 2014, respectively, a decrease of $205,867, or 49.1%, for the year ended December 31, 2015 over the prior year period. The decrease in other income, net, relates primarily to the one-time receipt in 2014 of a net insurance proceed of $180,035 associated with a wine spill at the Estate Winery that occurred in 2014.

The provision for income taxes and the Company’s effective tax rate was $1,275,416 and 40.1%, respectively of pre-tax income in the year ended December 31, 2015.  The provision for income taxes and the Company’s effective tax rate was $775,999 and 26.4%, respectively of pre-tax income in the year ended December 31, 2014.  This increase in tax rate is primarily related to nonrecurring federal and state tax credits during 2014 related to the Company’s facility expansions and remodels and an increase in the percentage of the Company's income reported in a higher state tax rate jurisdiction.  The Company does not anticipate similar credits or significant changes in the allocation of state income in future periods.

As a result of the above factors, net income was $1,901,832 and $2,161,340 for the years ended December 31, 2015 and 2014, respectively, a decrease of $259,508, or 12.0%, for the year ended December 31, 2015 over the prior year period. The decrease in net income was primarily the result of increased income before income taxes that was offset by a larger income tax expense.  Diluted income per common share after preferred dividends was $0.37 and $0.44 for the years ended December 31, 2015 and 2014, respectively, a decrease of $0.07 or 15.2%.  The decrease in earnings per share is primarily a result of decreased net income.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At December 31, 2015, the Company had a working capital balance of $14.0 million and a current ratio of 4.43:1. At December 31, 2014, the Company had a working capital balance of $9.8 million and a current ratio of 4.63:1. The Company had cash balances of $4,010,664, at December 31, 2015, and $519,761 at December 31, 2014. The increase in cash year over year was primarily due to cash received from the sale of Preferred Stock.

Total cash provided from operating activities for the years ended December 31, 2015 and 2014 was $2,696,977 and $3,006,548, respectively.  In 2015 these results were primarily due to income from operations, increased by non-cash operating expenses, such as depreciation, and decreased by an increase in inventory and decrease in accounts payable.

Total cash used in investing activities for the years ended December 31, 2015 and 2014 was $3,424,896 and $3,716,509, respectively.  These results were primarily due to additions to property and equipment and general vineyard development.

Total cash provided from financing activities for the years ended December 31, 2015 and 2014 was $4,218,822 and $284,039.   In 2015, these results were primarily due to the issuance of Preferred Stock, proceeds from the exercise of stock options and proceeds from a note issued to the Company in connection with the purchase of land.  In 2014, these results were primarily due to the receipt of formerly restricted loan proceeds for the Hospitality Center remodel and other expansion projects, and proceeds from stock option exercises partially offset by payments of long-term debt.

At December 31, 2015, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2015, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to expire in June 2016.

As of December 31, 2015, the Company had a total long-term debt balance of $5,173,018 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2015 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$5,173,018	$349,003	$762,146	$856,604	$3,205,265
Note payable	490,834	245,417	245,417
Grape payables	816,879	816,879	-	-	-
Operating leases	2,454,991	393,914	757,493	505,090	798,494

Total contractual obligations	$8,935,722	$1,805,213	$1,765,056	$1,361,694	$4,003,759

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2015 or 2014.

Off Balance Sheet Arrangements

At December 31, 2015 and 2014, the Company had no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	31

Financial Statements

Balance Sheets	32

Statements of Income	33

Statements of Shareholders’ Equity	34

Statements of Cash Flows	35

Notes to Financial Statements	36-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 10, 2016

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$4,010,664	$519,761
Restricted cash (Note 1)	1,476,232	-
Accounts receivable, net	1,684,502	1,612,124
Inventories (Note 3)	10,632,462	9,910,570
Prepaid expenses and other current assets	131,173	150,024
Income tax receivable	204,513	323,014
Total current assets	18,139,546	12,515,493

Investment in Kore Wine Company	60,000	-
Vineyard development costs, net	3,699,947	3,368,545
Property and equipment, net (Note 4)	16,729,162	15,038,659
Debt issuance costs, net	50,221	54,604

TOTAL ASSETS	$38,678,876	$30,977,301

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$386,137	$742,024
Accrued expenses	604,580	551,587
Investor deposits for preferred stock (Note1)	1,476,232	-
Current portion of note payable	245,417	-
Current portion of long-term debt	349,003	329,255
Deferred income taxes	-	206,000
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	73,200	34,435
Grapes payable	816,879	698,851
Total current liabilities	4,094,305	2,705,009

Note payable, net of current portion	245,417	-
Long-term debt, net of current portion	4,824,015	5,173,039
Deferred rent liability	140,756	163,696
Deferred revenue-distribution agreement, net of current portion	238,083	380,943
Deferred gain	121,267	153,362
Deferred income taxes	1,848,000	1,211,000
Total liabilities	11,511,843	9,787,049

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
1,074,338 shares, liquidation preference $4,458,710, issued and outstanding at December 31, 2015 and 0 shares issued and
outstanding at December 31, 2014, respectively.	3,735,437	-
Common stock, no par value, 10,000,000 shares authorized, 5,139,177 and
4,983,206 shares issued at December 31, 2015 and December 31, 2014, respectively, 4,989,216 and 4,869,788 shares outstanding at
December 31, 2015 and December 31, 2014, respectively.	9,674,362	9,026,739
Retained earnings	14,432,836	12,588,615
Less: Common stock held in treasury, at cost, 149,961 and 113,418 shares
at December 31, 2015 and December 31, 2014, respectively	(675,602)	(425,102)
Total shareholders' equity	27,167,033	21,190,252

LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,678,876	$30,977,301

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2015	2014

SALES, NET	$17,938,872	$15,156,159
COST OF SALES	7,092,111	6,139,553

GROSS PROFIT	10,846,761	9,016,606

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	7,578,184	6,210,384

INCOME FROM OPERATIONS	3,268,577	2,806,222

OTHER INCOME (EXPENSE)
Interest income	2,237	1,031
Interest expense	(306,805)	(289,020)
Other income, net	213,239	419,106

INCOME BEFORE INCOME TAXES	3,177,248	2,937,339

INCOME TAX PROVISION	(1,275,416)	(775,999)

NET INCOME	1,901,832	2,161,340

Preferred stock dividends	(57,611)	-

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,844,221	$2,161,340

Basic income per common share after preferred dividends	$0.37	$0.45

Diluted income per common share after preferred dividends	$0.37	$0.44

Weighted average number of basic common shares outstanding	4,928,712	4,849,614

Weighted average number of diluted common shares outstanding	4,963,999	4,930,494

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Treasury	Retained
	Shares	Dollars	Shares	Dollars	Stock	Earnings	Total

Balance at December 31, 2013	-	$-	4,832,559	$8,857,085	$(425,102)	$10,427,275	$18,859,258

Stock based compensation expense	-	-	-	21,164	-	-	21,164

Stock issued and options exercised	-	-	37,229	148,490	-	-	148,490

Net income	-	-	-	-	-	2,161,340	2,161,340

Balance at December 31, 2014	-	-	4,869,788	9,026,739	(425,102)	12,588,615	21,190,252

Issuance of preferred stock (net)	1,074,338	3,735,437	-	-	-	-	3,735,437

Preferred stock dividends declared	-	-	-	-	-	(57,611)	(57,611)

Stock based compensation expense	-	-	-	17,685	-	-	17,685

Stock issued and options exercised	-	-	155,971	629,938	-	-	629,938

Treasury stock purchased	-	-	(36,543)	-	(250,500)	-	(250,500)

Net income	-	-	-	-	-	1,901,832	1,901,832

Balance at December 31, 2015	1,074,338	$$3,735,437	4,989,216	$9,674,362	$(675,602)	$14,432,836	$27,167,033

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$1,901,832	$2,161,340
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,274,243	1,074,737
Gain on disposition of property & equipment	(1,900)	-
Stock based compensation expense	17,685	21,164
Deferred rent liability	(22,940)	(18,794)
Deferred income taxes	431,000	(20,000)
Deferred revenue-distribution agreement	(142,860)	(142,860)
Deferred gain	(32,095)	(32,094)
Change in operating assets and liabilities:
Accounts receivable, net	(72,378)	(382,733)
Inventories	(721,892)	(77,258)
Prepaid expenses and other current assets	18,851	27,745
Distribution agreement receivable	-	250,000
Income taxes receivable	118,501	(179,651)
Unearned revenue	38,765	34,435
Grapes payable	118,028	9,823
Accounts payable	(280,856)	185,949
Accrued expenses	52,993	94,745
Net cash from operating activities	2,696,977	3,006,548

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in Kore Wine Company	(60,000)	-
Additions to vineyard development	(915,091)	(1,186,997)
Additions to property and equipment	(2,451,705)	(2,529,512)
Proceeds from sale of property and equipment	1,900	-
Net cash from investing activities	(3,424,896)	(3,716,509)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from investor deposits held as restricted cash	(1,476,232)	-
Proceeds from investor deposits held as liability	1,476,232	-
Proceeds from installment note for property purchase	490,834	-
Proceeds from long-term debt held as restricted cash	-	450,000
Payments on long-term debt	(329,276)	(314,451)
Issuance of preferred stock, net	3,735,437	-
Payment of preferred stock dividend	(57,611)	-
Proceeds from stock options exercised	629,938	148,490
Repurchase of common stock	(250,500)	-
Net cash from financing activities	4,218,822	284,039

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,490,903	(425,922)

CASH AND CASH EQUIVALENTS, beginning of year	519,761	945,683

CASH AND CASH EQUIVALENTS, end of year	$4,010,664	$519,761

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in
accounts payable	$16,088	$92,119

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

Direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 38.5% and 34.1% of total revenue for 2015 and 2014, respectively.

In state sales through distributors represented approximately 18.2% and 16.6% of total revenue for 2015 and 2014, respectively.

Out-of-state sales, including foreign sales, represented approximately 43.3% and 49.2% of total revenue for 2015 and 2014, respectively. Foreign sales represent approximately 1% of total revenue.

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

In 2015, sales to one distributor represented approximately 18.2% of total Company revenue.  In 2014, sales to one distributor represented approximately 16.6% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Restricted cash - In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. Under the terms of this agreement, the Company remits cash received for stock subscriptions to the transfer agent who holds those funds in escrow until released in accordance with the registration statement.  As of December 31, 2015, the Company held restricted cash of $224,328 associated with funds for subscription agreements that had not yet been processed through the transfer agent. Additionally, the Company held restricted cash of $1,251,904 in escrow with the transfer agent for a total restricted cash of $1,476,232. The Company established a corresponding liability for this preferred stock funding.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,684,502 and $1,612,124 as of December 31, 2015 and 2014 exclusive of the allowance for doubtful accounts.  The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,109,406 and $1,033,737 at December 31, 2015 and 2014, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2015 and 2014, approximately $75,669 and $75,670, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2015 and 2014.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2015 and 2014, amortization of debt issuance costs was approximately $4,383 and $4,383 respectively.  Debt issuance amortization costs are scheduled at $4,383 for each of the next four years, and $32,689 thereafter.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.   The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2015 and 2014, the Company has no distribution agreement receivable with the final payment having been made in 2014.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the years ended December 31, 2015 and 2014, the Company has recognized revenue related to this agreement in the amount of $142,860 and $142,860, respectively, recorded to other income.

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

The Company had no unrecognized tax benefits as of December 31, 2015 or 2014. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2015 and 2014 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California and Connecticut. The Company may be subject to examination by the IRS for tax years 2012 through 2015. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2011 through 2015. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2015 and 2014, rent costs paid in excess of amounts recognized totaled $22,940 and $18,794, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions.  When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses.  Incentive program payments are made when completed incentive program payment requests are received from the customers.  Incentive payments to a customer reduce the incentive program accrued liability.  For the years ended December 31, 2015 and 2014, the Company recorded incentive program expenses of $449,930 and $325,509, respectively, as a reduction in sales on the income statement.  As of December 31, 2015 and 2014, the Company has recorded an incentive program liability in the amount of $42,456 and $48,000, respectively, which is included in accrued expenses on the balance sheet.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Cost of goods sold – Costs of goods sold include costs associated with grape growing, external grape costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and warehousing costs.

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as selling, general and administrative expenses without regard to inventory units. Warehouse and winery production and facilities costs, which make up approximately 12% of total costs, are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2015 and 2014, advertising costs incurred were approximately $152,867 and $99,915 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers.  For the years ended December 31, 2015 and 2014, these costs, which are included in selling, general and administrative expenses, totaled approximately $153,299 and $129,918, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2015 and 2014, such costs totaled approximately $421,617 and $384,836, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2015 and 2014, excise taxes incurred were approximately $420,729 and $345,726 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the years ended December 31, 2015 and 2014, the Company recognized pretax compensation expense related to stock options of $17,685 and $21,164, respectively.

Basic and diluted income per common share after preferred dividends – Basic income per share is computed based on the weighted-average number of common shares outstanding each year. Diluted income per share is computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive.

Options to purchase 67,000 shares of common stock were outstanding at December 31, 2015 and diluted weighted-average shares outstanding at December 31, 2015 include the effect of 35,287 stock options. Options to purchase 222,971 shares of common stock were outstanding at December 31, 2014 and diluted weighted-average shares outstanding at December 31, 2014 include the effect of 80,800 stock options.

There were no potentially dilutive shares from stock options included in the computation of dilutive income per share for 2015 and 2014 as their impact would have been anti-dilutive.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	Year ended December 31,
	2015	2014
Numerator

Net income	$1,901,832	$2,161,340
Preferred stock dividends	(57,611)	-

Net income applicable to common shares	$1,844,221	$2,161,340

Denominator

Basic weighted average common shares	4,928,712	4,849,614
Dilutive stock options	35,287	80,880

	4,963,999	4,930,494

Basic income per common share after preferred dividends	$0.37	$0.45

Diluted income per common share after preferred dividends	$0.37	$0.44

Statement of cash flows – Supplemental disclosure of cash flow information:

	2015	2014

Income tax paid	$719,550	$975,650
Interest paid (net of capitalized interest)	$308,437	$282,490
Supplemental schedule of noncash investing and financing activities:
Purchases of property, plant, and
equipment included in accounts payable	$16,088	$92,119

Recently issued accounting standards – In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue recognition guidance for all companies.  This guidance is more principles-based than current revenue guidance and also addresses accounting for items not typically thought of as revenue, such as certain costs associated with obtaining and fulfilling a contract and the sale of certain nonfinancial assets.  ASU 2015-14, issued in August 2015, amended ASU 2015-09 and changed the implementation date requirement for public entities from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminated the requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Under the guidance, entities will be required to classify all deferred tax assets and liabilities as noncurrent.  The Company early adopted ASU 2015-17 on a prospective basis, resulting in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the Consolidated Balance Sheet as of December 31, 2015.  The Company has not retrospectively adjusted prior periods.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $11,944 and $11,944 at December 31, 2015 and 2014, respectively.  Changes in the allowance for doubtful accounts are as follows:

NOTE 2 – ACCOUNTS RECEIVABLE - continued

	Year ended December 31,
	2015	2014

Balance at Beginning of Period	$11,944	$14,740
Charged to costs and expenses	-	-
Charged to other accounts	-	-
Write-offs, net of recoveries	-	(2,796)

Balance at End of Period	$11,944	$11,944

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2015	2014

Winemaking and packaging materials	$690,292	$629,841
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,058,701	4,796,223
Finished goods (bottled wine and related products)	3,883,469	4,484,506

Current inventories	$10,632,462	$9,910,570

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2015	2014

Construction in progress	$482,284	$69,588
Land, improvements and other buildings	5,089,472	3,622,434
Winery buildings and hospitality center	13,756,320	13,566,863
Equipment	9,055,987	8,256,983

	28,384,063	25,515,868

Less accumulated depreciation	(11,654,901)	(10,477,209)

	$16,729,162	$15,038,659

Depreciation expense was $1,194,191 and $994,685 during the years ended December 31, 2015 and 2014, respectively.  Capitalized interest was $0 and $40,039 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to biannual renewal. The Company renewed the credit agreement in June of 2014 for a period of 24 months. The interest rate was 3.5% at December 31, 2015 and 3.25% at December 31, 2014.  At December 31, 2015 and 2014 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2015, the Company was in compliance with these financial covenants.

NOTE 6 – NOTE PAYABLE

In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years.  As of December 31, 2015 the Company had a balance due of $490,834 with $245,417 due on April 1, 2016 and $245,417 due on April 1, 2017.  No interest accrues under the terms of this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2015	2014

Northwest Farm Credit Services Loan #1	$1,162,073	$1,238,256
Northwest Farm Credit Services Loan #2	1,070,991	1,154,945
Northwest Farm Credit Services Loan #3	1,131,912	1,202,799
Northwest Farm Credit Services Loan #4	1,808,042	1,906,294

	5,173,018	5,502,294
Current portion	(349,003)	(329,255)

	$4,824,015	$5,173,039

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

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2015, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2016	$349,003
2017	369,956
2018	392,190
2019	415,783
2020	440,821
Thereafter	3,205,265

$5,173,018

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2015 and 2014 was 5.74% and 5.75% respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock is entitled to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock so long as the Company has paid or set aside funds for all cumulative dividends on its preferred stock.  The Board does not anticipate paying dividends on its common stock in the foreseeable future.

NOTE 8 – SHAREHOLDERS’ EQUITY - continued

The Company is authorized to issue 10,000,000 shares of preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually.  Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors.  The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends.  The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price.  The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

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

The following table presents information on stock options outstanding for the periods shown:

	2015		2014
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	222,971	$3.79	260,200	$3.82
Granted	-	-	-	-
Exercised	(155,971)	4.04	(37,229)	3.99
Forfeited	-	-	-	-

Outstanding at end of period	67,000	$3.22	222,971	$3.79

The following table presents information on stock options outstanding for the periods shown:

	2015	2014

Intrinsic value of options exercised in the period	$427,363	$64,383
Stock options fully vested and expected to vest	67,000	222,971
Weighted average exercise price	$3.22	$3.79
Aggregate intrinsic value	$258,678	$447,611
Weighted average contractual term of options	1.37 years	1.64 years
Stock options vested and currently exercisable	60,000	188,971
Weighted average exercise price	$3.23	$3.90
Aggregate intrinsic value	$230,748	$358,561
Weighted average contractual term of options	0.89	1.28 years

NOTE 9 – STOCK INCENTIVE PLAN - continued

Weighted-average options outstanding and exercisable at December 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2015	Life	Price	2015	Price
3.09	11,000	5.56	3.09	4,000	3.09
3.24	56,000	0.55	3.24	56,000	3.24

$ 3.09 - $ 3.24	67,000	1.37	$3.22	60,000	$3.23

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no stock options granted during the years ended December 31, 2015 and 2014.

Stock compensation expense was $17,685 and $21,164 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, unrecognized compensation expense related to stock options was $1,483.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2015	2014

Current tax expense:
Federal	$641,822	$663,096
State	202,592	132,903

	844,414	795,999

Deferred tax expense (benefit):
Federal	376,226	(18,087)
State	54,774	(1,913)

	431,000	(20,000)

Total	$1,275,414	$775,999

NOTE 10 – INCOME TAXES - continued

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	4.95%	3.60%
Permanent differences	-1.13%	-1.70%
Tax credits	-0.23%	-5.74%
Prior year adjustments	1.35%	-2.42%
Changes in tax rates and other	1.20%	-1.32%

	40.14%	26.42%

Permanent differences for the periods consist primarily of tax deductions for domestic production activities and federal and state tax credits, as offset in the current year by an increase in the percentage of the Company's income reported in a higher state tax rate jurisdiction.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2015	2014

Accounts receivable	$-	$4,000
Deferred gain on sale-leaseback	-	58,000
Stock compensation	-	21,000
Other	-	148,000

Net current deferred tax assets	$-	$231,000

Deferred gain on sale-leaseback	47,000	-
Other	27,000	-
Prepaids	(49,000)	(54,000)
Depreciation	(1,463,000)	(1,273,000)
Inventory	(410,000)	(321,000)

Net noncurrent deferred tax liability	(1,848,000)	(1,648,000)

Net deferred tax liability	$(1,848,000)	$(1,417,000)

NOTE 11 – RELATED PARTY TRANSACTIONS

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2015, the annual costs of this lease, including utility reimbursements, were $123,414. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards along with her husband Dick O’Brien.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2015, the annual costs of this lease were $123,414. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $10,102, plus utility costs not to exceed $1,500 per year, with the annual adjustment ending January 2017 unless renewed.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 109 acres adjacent to the existing Elton Vineyards site. These 109 acres is being developed into vineyards. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $984.

In September 2014, the Company entered into a two year lease, with an option to renew for an additional two years, for its McMinnville tasting room.  The monthly payment for this lease is $3,000 with potential negotiated escalations not to exceed 5%.

Grape Purchases - The Company has entered into three long-term grape purchase agreements with one of its Willamette Valley wine grape growers.  These contracts, entered into in 2004, 2006 and 2007, expire in 2015, 2016 and 2016, respectively.  With these contracts, the Company is obligated to purchase, at pre-determined prices, 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year.  The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due.  The Company received $959,446 and $787,696 worth of grapes from these long-term contracts during the years ended December 31, 2015 and 2014, respectively.  The Company is in negotiations to extend expiring and soon to expire long-term contracts.

NOTE 12 – COMMITMENTS AND CONTINGENCIES - continued

As of December 31, 2015, future minimum lease payments are as follows for the years ending December 31:

2016	$393,914
2017	377,626
2018	379,867
2019	342,319
2020	162,771
Thereafter	798,494

Total	$2,454,991

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $8,353 and $8,500 in 2015 and 2014, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $363,566 and $346,750 for the years ended December 31, 2015 and 2014, respectively.

Vineyard development – The Company has approximately 160 acres of undeveloped plantable vineyard land at December 31, 2015. This estimated cost to develop this for grape production is approximately $15,500 per acre or $2.5 million in total. The Company estimates that this acreage will be developed as projected sales demand dictates the need for increased grape supply.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2015 and 2014 there were $71,609 and $64,664 contributions made by the Company to the 401(k) plan, respectively.

NOTE 14 - SALE OF PREFERRED STOCK

In August 2015, the Company commenced a public offering of Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The preferred stock under this issue is non-voting and ranks senior in rights and preferences to the Company’s common stock.  Shareholders of this issue are entitled to receive dividends, when and as declared by the Company’s Board of Directors, at a rate of $0.22 per share.  Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid.  The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, obtained listing status on the NASDAQ stock exchange under the trading symbol WVVIP.  The initial issue has 1,445,783 shares registered with an aggregate initial offering price not to exceed $6,000,000.

Under the terms of the offering, proceeds from the sale of preferred stock for the three months ended December 31, 2015 were held in escrow until the stock was subsequently issued effective January 1, 2016.  At December 31, 2015 $1,251,904 in stock sale proceeds were held in escrow and subsequently released to the Company in January 2016.  As of December 31, 2015 the Company had on deposit $224,328 in investor stock subscription payments that had not completed processing.  Total funds, held by the Company as restricted cash, were $1,476,232 associated with this offering.

NOTE 15 – SEGMENT REPORTING

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

NOTE 15 – SEGMENT REPORTING - continued

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve month periods ending December 31, 2015 and 2014.  Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2015	2014	2015	2014	2015	2014

Sales, net	$6,948,210	$5,197,121	$10,990,662	$9,959,038	$17,938,872	$15,156,159
Cost of Sales	2,027,451	1,307,687	5,064,660	4,831,866	7,092,111	6,139,553
Gross Margin	4,920,759	3,889,434	5,926,002	5,127,172	10,846,761	9,016,606
Selling Expenses	3,070,473	2,435,865	1,545,944	1,274,313	4,616,417	3,710,178
Contribution Margin	$1,850,286	$1,453,569	$4,380,058	$3,852,859	$6,230,344	$5,306,428
Percent of Sales	38.7%	34.3%	61.3%	65.7%	100.0%	100.0%

Direct sales include $777,538 and $247,975 of bulk wine sales in the years ended December 31, 2015 and 2014, respectively.

Direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 38.5% and 34.2% of total revenue for 2015 and 2014, respectively.

In state sales through distributors represented approximately 18.2% and 16.6% of total revenue for 2015 and 2014, respectively.

Out-of-state sales, including foreign sales, represented approximately 43.3% and 49.2% of total revenue for 2015 and 2014, respectively. Foreign sales represent approximately 1% of total revenue.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly financial information for fiscal 2015 and 2014:

	Condensed Consolidated Statements of Income
Year ended December 31, 2015	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$3,912	$4,721	$4,245	$5,061
Gross profit	2,304	2,760	2,636	3,147
Income from operations	499	845	747	1,178
Net income	314	510	454	624

Basic net income per share	$0.06	$0.10	$0.09	$0.14
Diluted net income per share	$0.06	$0.10	$0.09	$0.13

Shares used in calculation of net income per share:
Basic	4,884,503	4,908,605	4,956,163	4,965,050
Diluted	4,957,041	4,983,207	5,007,883	5,002,746

	Condensed Consolidated Statements of Income
Year ended December 31, 2014	Q1	Q2	Q3	Q4
		(in thousands, except per share data)

Revenue	$2,972	$3,693	$4,046	$4,445
Gross profit	1,722	2,241	2,500	2,554
Income from operations	249	760	973	824
Net income	175	547	574	865

Basic net income per share	$0.04	$0.11	$0.12	$0.18
Diluted net income per share	$0.04	$0.11	$0.12	$0.18

Shares used in calculation of net income per share:
Basic	4,839,149	4,847,188	4,847,765	4,863,468
Diluted	4,939,412	4,933,550	4,930,860	4,939,777

NOTE 17 – SUBSEQUENT EVENTS

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

In December 2015, the Company filed a Universal Shelf Offering with the SEC.  This offering provides up to $18,000,000 in a combination of debt and equity securities to be determined in subsequent prospectus supplements.  Additionally, in February 2016, the Company conducted a proxy vote of preferred shareholders asking to increase the number of authorized Series A Preferred Stock shares and to delegate authority to the Board of Directors to approve future increases in the number of shares.  Those actions were approved and vote results were published in an 8-K on March 1, 2016.  If and when the Company decides to issue additional shares of Series A Preferred Stock the Company intends to issue a prospectus supplement to register with the SEC the issuance of such shares.

In March 2016 the Company switched common stock transfer agent functions from Broadridge Financial Solutions to OTR, Inc. in Portland, Oregon.  OTR, Inc. has been the transfer agent for the Company’s Series A Redeemable Preferred Stock and now provide this function for all the Company’s equity securities.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Position(s) with the Company	Age

James W. Bernau (3)	Chairperson of the Board, President and Director	62
Craig Smith (2)(3)	Secretary and Director	69
Richard F. Goward Jr.	Chief Financial Officer	60
James L. Ellis (3)	Director	71
Sean M. Cary (2)	Director	42
Christopher Sarles (1)	Director	51
Betty M. O’Brien (1)	Director	72
Stan G. Turel (2)(3)	Director	67

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Executive Committee

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

James L. Ellis – Mr. Ellis has served as a director since July 1991. Mr. Ellis retired from full time duties with the Company in July of 2009.  He currently serves as the Company’s ombudsman and works part-time on selected projects. Mr. Ellis previously served as the Company’s Director of Human Resources from 1993 to 2009. He was the Company’s Secretary from 1997 to 2009, and Vice President /Corporate from 1998 to 2009. From 1990 to 1992, Mr. Ellis was a partner in Kenneth L. Fisher, Ph.D. & Associates, a management-consulting firm. From 1980 to 1990, Mr. Ellis was Vice President and General Manager of R.A. Kevane & Associates, a Pacific Northwest personnel-consulting firm. From 1962 to 1979, Mr. Ellis was a member of and administrator for the Christian Brothers of California, owner of Mont La Salle Vineyards and producer of Christian Brothers wines and brandy. Mr. Ellis’ qualifications to serve on the Company’s Board of Directors include his prior experience as a member of the Company’s senior management, as well as more than 40 years of business experience.

Sean M. Cary – Mr. Cary has served as a director since July 2007. Mr. Cary is the Chief Financial Officer of Pacific Excavation, Inc., a Eugene, Oregon based heavy and civil engineering contractor. Previously, Mr. Cary served as the CFO of CBT Nuggets, LLC, the Corporate Controller of National Warranty Corporation, the CFO of Cascade Structural Laminators and prior to that as Controller of Willamette Valley Vineyards. Mr. Cary served in the U.S. Air Force as a Financial Officer. Mr. Cary holds a Master of Business Administration degree from the University of Oregon and a Bachelor of Science Degree in Management from the U.S. Air Force Academy. Mr. Cary’s qualifications to serve on the Company’s Board of Directors include his financial and accounting expertise.

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

Betty M. O’Brien – Ms. O’Brien has served as a director since July 1991. Ms. O’Brien is co-owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She is a member of the Oregon Winegrowers Association, having previously served as its President and Treasurer and as a director. Ms. O’Brien is chairman of the Wine Studies Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC.  She taught Wine Marketing classes there for seven years. Ms. Obrien served as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). She was president of the Eola-Amity Hills Winegrowers Association in 2014-15.  Ms. O”Brien and her husband received a 2010 Oregon Wine Industry Outstanding Service Award.  Ms. O’Brien’s qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Stan G. Turel – Mr. Turel has served as a director since November 1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho and is president of Columbia Pacific Tax in Bend, Oregon. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formerly Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had approximately 26,000 annual tax clients including approximately 4,000 small business clients. Additionally Mr. Turel successfully operated as majority owner of two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, author, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees. Mr. Turel’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of accounting and business management experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2015 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of a Form 4 filing for Christopher Riccardi that was filed late.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, Richard F. Goward Jr., for the fiscal years ended December 31, 2015 and December 31, 2014. No other executive officer of the Company other than Mr. Bernau and Mr. Goward received total compensation in 2015 in excess of $100,000, and thus disclosure is not required for any other person.  Summary compensation information is as follows:

ITEM 11. EXECUTIVE COMPENSATION - continued

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2015	$256,389	$128,195	$-	$-	$-	$-	$51,862	$436,446
President, Chief Executive	2014	$252,351	$126,176	$-	$-	$-	$-	$45,334	$423,861
Goward, Richard F. Jr
Chief Financial Officer	2015	$106,134	$10,000	$-	$-	$-	$-	$21,817	$137,951
Chief Financial Officer	2014	$90,000	$-	$-	$-	$-	$-	$25,350	$115,350

* All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.5 million of pre-tax income, and 7.5% on the pre-tax net income over $1.5 million, not to exceed 50% of Mr. Bernau’s base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan.  Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests.  Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Goward Employment Agreement – The Company and Mr. Goward are parties to an employment agreement dated April 16, 2013 as amended on July 15, 2015.  Under the agreement Mr. Goward is paid an annual salary of $122,269 and is reviewed annually for potential meritorious awards.  Additionally, Mr. Goward receives the equivalent of a board stipend for board meetings outside of the normal working schedule.  Mr. Goward also participates in the employer sponsored 401(k) plan.

Outstanding Equity Awards at Fiscal 2014 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands. As indicated above, disclosure is not required for any other executive officer.  No stock awards were held by any of our named executive officers as of December 31, 2015.

Number of
Securities
Underlying
	Unexercised	Option	Option
Name,	Options	Exercise	Expiration
Principal Position	Exercisable	Price ($)	Date

Bernau, James W.,
Chief Executive Officer	56,000	$3.24	7/20/2016

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Three months following termination of the employee’s employment with the Company, any and all unexercised options terminate.  The Company is not currently granting new options and does not intend to do so at this time.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2015:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

James L. Ellis	$3,600	-	-	-	-	$8,100	$11,700
Sean M. Cary	4,200	-	-	-	-	-	4,200
Christopher L. Sarles	2,200	-	-	-	-	-	2,200
Craig Smith	4,100	-	-	-	-	-	4,100
Betty M. O'Brien	3,650	-	-	-	-	-	3,650
Stan G. Turel	4,900	-	-	-	-	-	4,900

(1) There were no option awards granted to the Company’s directors in the fiscal year ended December 31, 2015. The aggregate number of option awards outstanding for each director as of December 31, 2015 is as follows: Mr. Ellis – 0, Mr. Cary –0, Mr. Sarles-0, Mr. Smith –0, Ms. O’Brien – 0, and Mr. Turel – 0.

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level.

The members of the Company’s Board of Directors (the “Board”) received cash compensation for their service on the Board in 2015, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. The Company adopted a Stock Incentive Plan that was approved by the shareholders in 1992 and further amended by the shareholders in 1996.  Other than Mr. Bernau, there are no remaining stock options, owned by Directors, under this plan.  In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the directors for their service.

In January 2009, the Board, upon recommendation of the Board’s Compensation Committee (the “Compensation Committee”), who had sought outside counsel regarding revision of the Company’s Board Compensation Plan, adopted the final version of the revised WVV Board Member Compensation Plan. Under the terms of the revised plan, any Board member may elect not to receive any or all of the compensation components. The Board also reserved the right to suspend this plan at any time on the basis of prevailing economic conditions and their impact on the company.  The basic elements of the revised plan are: $1,000 yearly stipend for service on the Board, $500 per Board meeting attended in person, $250 per Board meeting via teleconference, $200 per committee meeting in person and $100 per committee meeting via teleconference. A set per diem for expenses associated with meeting attendance, as well as a yearly wine allowance were also approved.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former employee of the Company.  There are no Compensation Committee interlocks between the Company and any other entities involving any of the executive officers or directors of such entities.  No interlocking relationship exists between any member of our Board or our Compensation Committee and any member of the board of directors or compensation committee of any other company and no such interlocking relationship has existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2015, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstandaing Options and Warrants	Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans
approved by security holders (1)	67,000	$3.22	-
Equity compensation plans not
approved by security holders	-	-	-

Total	67,000	$3.22	-

(1)	Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan.

The Company does not have compensation plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 10, 2016, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR  97392.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

	Number of		Percent of
	Shares		Shares
	Outstanding		Beneficially
	Stock		Owned (3)

James W. Bernau, President/CEO, Chair of the Board	521,734	(1)	10.3%

Richard F. Goward Jr., CFO	500		**

James L. Ellis, Director	33,320		**

Christopher L. Sarles	-		**

Sean M. Cary, Director	5,200		**

Betty M. O'Brien, Director	40,624		**

Stan G. Turel, Director	16,692		**

Craig Smith, Director	1,500		**

Christopher Riccardi	385,485		7.7%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	364,189		7.3%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	619,570	(2)	12.3%

** Less than one percent

(1) Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days of the date of March 10, 2016.

(2) Includes an aggregate of 50,000 shares issuable upon exercise of options exercisable within 60 days of the date of March 10, 2016.

(3) The percentage of outstanding shares of common stock is calculated out of a total of 4,995,216 shares of common stock outstanding as of March 10, 2016 (including 50,000 options exercisable within 60 days of such date).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Board, is a 50% owner of the lessor, Elton Vineyards, LLC, while her husband owns the remaining equity interests of Elton Vineyards, LLC.  As such, she is therefore entitled to 50% of the net income of Elton Vineyards, LLC, while her husband is entitled to the remaining net income of Elton Vineyards, LLC.  In 2015 the Company paid Elton Vineyards, LLC $123,414 in lease payments and utility reimbursements.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Except for payments to Elton Vineyards, LLC described above, during 2015 the Company did not participate in any transactions with related persons that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2014. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2015	2014

Audit fees (1)	$151,895	$138,250
Tax fees (2)	34,101	46,679
All other fees (3)	33,550	-

	$219,546	$184,929

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.
(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning
(3)	All other fees represent limited engagement activity.

The Company did not incur any audit related fees in either 2015 or 2014.

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

(3)   Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

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

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

**Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By: /s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 10, 2016
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 10, 2016
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 10, 2016
James L. Ellis

/s/ Christopher L. Sarles	Director	March 10, 2016
Christopher L. Sarles

/s/ Craig Smith	Director	March 10, 2016
Craig Smith

/s/ Betty M. O'Brien	Director	March 10, 2016
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 10, 2016
Stan G. Turel

/s/ Sean M. Cary	Director	March 10, 2016
Sean M. Cary