Form 10-Q
period 2016-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2016-05-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
☐ YES           ☒ NO

Number of shares of common stock outstanding as of May 12, 2016: 5,006,714
Number of shares of preferred stock outstanding as of May 12, 2016: 2,000,014

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                          WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$4,590,124	$4,010,664
Restricted cash (Note 1)	456,326	1,476,232
Accounts receivable, net	1,323,704	1,684,502
Inventories (Note 2)	10,507,796	10,632,462
Prepaid expenses and other current assets	301,749	131,173
Income tax receivable	305,555	204,513
Total current assets	17,485,254	18,139,546

Investment in Kore Wine Company	59,186	60,000
Vineyard development costs, net	3,888,824	3,699,947
Property and equipment, net (Note 3)	16,573,119	16,729,162
Debt issuance costs, net	49,126	50,221

TOTAL ASSETS	$38,055,509	$38,678,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$203,032	$386,137
Accrued expenses	477,648	604,580
Investor deposits for preferred stock (Note1)	456,326	1,476,232
Current portion of note payable	-	245,417
Current portion of long term debt	354,126	349,003
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	45,024	73,200
Grapes payable	-	816,879
Total current liabilities	1,679,013	4,094,305

Note payable, net of current portion	245,417	245,417
Long-term debt, net of current portion	4,733,219	4,824,015
Deferred rent liability	133,959	140,756
Deferred revenue-distribution agreement, net of current portion	202,368	238,083
Deferred gain	113,243	121,267
Deferred income taxes	1,848,000	1,848,000
Total liabilities	8,955,219	11,511,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
1,434,448 shares, liquidation preference $6,031,854, issued and outstanding at March 31, 2016 and 1,074,338 shares, liquidation preference $4,458,710, issued and outstanding at December 31, 2015,
respectively.	5,260,474	3,735,437
Common stock, no par value, 10,000,000 shares authorized, 5,176,020 and
5,139,177 shares issued at March 31, 2016 and December 31, 2015, respectively, 5,008,885 and 4,989,216 shares outstanding at
March 31, 2016 and December 31, 2015, respectively.	9,794,271	9,674,362
Retained earnings	14,841,831	14,432,836
Less: Common stock held in treasury, at cost, 167,135 and 149,961 shares
at March 31, 2016 and December 31, 2015, respectively	(796,286)	(675,602)
Total shareholders’ equity	29,100,290	27,167,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,055,509	$38,678,876

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2016	2015

SALES, NET	$4,183,769	$3,912,501
COST OF SALES	1,584,721	1,608,467

GROSS PROFIT	2,599,048	2,304,034

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	1,856,972	1,805,367

INCOME FROM OPERATIONS	742,076	498,667

OTHER INCOME (EXPENSE)
Interest income	2,040	-
Interest expense	(73,011)	(77,034)
Other income, net	90,742	82,210

INCOME BEFORE INCOME TAXES	761,847	503,843

INCOME TAX PROVISION	(273,957)	(189,605)

NET INCOME	487,890	314,238

Accrued preferred stock dividends	(78,895)	-

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$408,995	$314,238

Basic income per common share after preferred dividends	$0.08	$0.06

Diluted income per common share after preferred dividends	$0.08	$0.06

Weighted average number of
basic common shares outstanding	4,987,133	4,884,503
Weighted average number of
diluted common shares outstanding	5,003,741	4,957,041

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$487,890	$314,238
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	327,105	307,156
Stock based compensation expense	372	5,291
Non-cash loss from investment in Kore Wine Company	814	-
Deferred rent liability	(6,797)	(5,735)
Deferred gain	(8,024)	(8,024)
Change in operating assets and liabilities:
Accounts receivable	360,798	426,803
Inventories	124,666	121,714
Prepaid expenses and other current assets	(170,576)	(30,183)
Income taxes receivable	(101,042)	88,048
Unearned revenue	(28,176)	141,363
Deferred revenue-distribution agreement	(35,715)	(35,715)
Grapes payable	(816,879)	(698,851)
Accounts payable	(177,386)	(273,104)
Accrued expenses	(126,932)	(75,776)
Net cash from operating activities	(169,882)	277,225

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Additions to vineyard development costs	(207,794)	(138,045)
Additions to property and equipment	(156,769)	(539,410)
Net cash from investing activities	(364,563)	(677,455)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from investor deposits held as restricted cash	1,019,906	-
Proceeds from investor deposits held as liability	(1,019,906)	-
Payment on installment note for property purchase	(245,417)	-
Payments on long-term debt	(85,673)	(81,582)
Proceeds from issuance of preferred stock	1,446,142	-
Proceeds from exercise of stock options	119,537	127,080
Repurchase of common stock	(120,684)	-
Net cash from financing activities	1,113,905	45,498

NET CHANGE IN CASH AND CASH EQUIVALENTS	579,460	(354,732)

CASH AND CASH EQUIVALENTS, beginning of period	4,010,664	519,761

CASH AND CASH EQUIVALENTS, end of period	$4,590,124	$165,029

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$10,369	$4,530

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors.  These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period.  Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of March 31, 2016 and 2015. 16,608 and 72,538 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2016 and 2015, respectively.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2016	2015
Numerator

Net income	$487,890	$314,238
Accrued preferred stock dividends	(78,895)	-

Net income applicable to common shares	$408,995	$314,238

Denominator

Basic weighted average common shares	4,987,133	4,884,503
Dilutive stock options	16,608	72,538

	5,003,741	4,957,041

Basic income per common share after preferred dividends	$0.08	$0.06

Diluted income per common share after preferred dividends	$0.08	$0.06

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION (CONTINUED)

Restricted Cash - In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company also registered this transaction with the securities authorities of the States of Oregon and Washington.  Under the terms of this agreement, the Company remits cash received for stock subscriptions to the transfer agent who holds those funds in escrow until released in accordance with the registration statement.  As of March 31, 2016, the Company held restricted cash of $35,219 associated with funds for subscription agreements that had not yet been processed through the transfer agent. Additionally, the Company held restricted cash of $421,107 in escrow with the transfer agent for a total restricted cash of $456,326. The Company established a corresponding liability for this preferred stock funding.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2016	December 31, 2015

Winemaking and packaging materials	$891,811	$690,292
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	5,593,031	6,058,701
Finished goods (bottled wine and related products)	4,022,954	3,883,469

Current inventories	$10,507,796	$10,632,462

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2016	December 31, 2015

Construction in progress	$200,327	$482,284
Land, improvements and other buildings	5,425,985	5,089,472
Winery building and hospitality center	13,841,544	13,756,320
Equipment	9,044,258	9,055,987

	28,512,114	28,384,063

Accumulated depreciation	(11,938,995)	(11,654,901)

	$16,573,119	$16,729,162

4)  DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington.  The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years.  In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts.  As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement.  The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

5)  DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In February of 2016, the Company renewed the credit agreement until July 31, 2017. The interest rate was 3.5% at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2016, the Company was in compliance with these financial covenants.

Note payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years.  As of March 31, 2016 the Company had a balance of $245,417 due on April 1, 2017.  No interest accrues under the terms of this note. As of December 31, 2015 the Company had a balance due of $490,834.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,087,345 and $5,173,018 as of March 31, 2016 and December 31, 2015, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended
	March 31, 2016

	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	67,000	$3.22
Granted	-	-
Exercised	(36,843)	3.24
Forfeited	-	-

Outstanding at end of period	30,157	$3.19

At March 31, 2016, the Company had 7,000 unvested stock options with associated unrecognized compensation cost of $808 that will be recognized over a weighted-average period of 2.13 years.  The intrinsic value of the 23,157 stock options exercisable at March 31, 2016 was $85,732.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

6) STOCK BASED COMPENSATION (CONTINUED)

The Company expenses stock options on a straight-line basis over the options’ related vesting term.  Pretax compensation expense related to stock options for the three months ended March 31, 2016 and 2015 was $372 and $5,291, respectively.

Stock options exercised during the three months ended March 31, 2016 and 2015 were 36,843 and 30,000, respectively.

7)  INTEREST AND TAXES PAID

Income taxes – The Company paid $375,250 and $101,550 in income taxes for the three months ended March 31, 2016 and 2015, respectively.

Interest - The Company paid $73,503 and $77,593 for the three months ended March 31, 2016 and 2015, respectively, in interest on long-term debt and revolving line of credit.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2016 and 2015.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$1,401,475	$1,456,564	$2,782,294	$2,455,937	$4,183,769	$3,912,501
Cost of Sales	327,166	406,141	1,257,555	1,202,326	1,584,721	1,608,467
Gross Margin	1,074,309	1,050,423	1,524,739	1,253,611	2,599,048	2,304,034
Selling Expenses	687,628	670,241	376,787	396,418	1,064,415	1,066,659
Contribution Margin	$386,681	$380,182	$1,147,952	$857,193	$1,534,633	$1,237,375
Percent of Sales	33.5%	37.2%	66.5%	62.8%	100.0%	100.0%

Direct sales include $2,800 and $248,876 of bulk wine sales in the three months ended March 31, 2016 and 2015, respectively.

9) SALE OF PREFERRED STOCK

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The preferred stock under this issue is non-voting and will rank senior in rights and preferences to the Company’s common stock.  Shareholders of this issue will be entitled to receive dividends, when and as declared by the Company’s Board of Directors, at a rate of $0.22 per share.  Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid.  At any time after June 1, 2021, the Company has the option, but not the obligation, to redeem all of the outstanding preferred stock in an amount equal to the original issue price of $4.15 per share plus accrued but unpaid dividends and a redemption premium equal to 3% of the original issue price of $4.15 per share.  The Company registered this transaction with the securities authorities of the States of Oregon and Washington and subsequently obtained a listing on the NASDAQ under the trading symbol WVVIP.  This issue had an aggregate initial offering price not to exceed $6,000,000 and was fully subscribed as of December 31, 2015.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

9) SALE OF PREFERRED STOCK (CONTINUED)

On December 22, 2015 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities.  On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases.  On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposes to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A redeemable Preferred stock having proceeds not to exceed $4,125,000.  This stock will be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share.

Under the terms of this offering, proceeds from the sale of preferred stock for the three months ended March 31, 2016 were held in escrow until the stock was subsequently issued effective April 1, 2016.  At March 31, 2016 $421,107 in stock sale proceeds were held in escrow and subsequently released to the Company in April 2016.  As of March 31, 2016 the Company had on deposit $35,219 in investor stock subscription payments that had not completed processing.  Total funds, held by the Company as restricted cash, were $456,326 associated with this offering.

10) COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, but, due to the nature of litigation, the ultimate outcome of any potential actions cannot presently be determined.

Grape Purchases - The Company entered into three long-term grape purchase agreements, in 2004, 2006 and 2007, with one of its Willamette Valley wine grape growers that included expiration dates in 2015 and 2016.  In March 2016, the Company agreed to contract extensions, for these three contracts, through harvest year 2019.  With these contracts, the Company is obligated to purchase, at pre-determined prices, quantities determined annually and produced within the strict quality standards and crop loads.  The Company cannot calculate the minimum or maximum payment as such a calculation is dependent on annual agreed upon quantities and the amount of grapes produced that meet the strict quality standards in any given year.

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

In November of 2015 the Board approved a program to repurchase common stock of the Company.  Under the November 2015 board action, the Company funded a plan to repurchase up to $250,000 of common stock through the open market.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board.  As of March 31, 2016, $128,842 remained unspent under this plan.  On April 25, 2016, the Board approved allocating additional funds to increase the plan balance back to the $250,000 level.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board of Directors.

In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA for the development of a vineyard to be named Pambrun Vineyard.  Under the terms of the purchase, the Company was granted an option to buy an additional parcel of approximately 45 acres for $433,000 with the option exercisable no later than December 31, 2016.  On April 25, 2016 the Board voted to exercise the option to purchase the additional acreage.  Payments for the purchase will be in three equal annual installments with the first payment being made at closing which is anticipated to be in January 2017.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Such policies were unchanged during the three months ended March 31, 2016.

Overview

The Company generates revenues from the sales of wine to wholesalers and direct to consumers.  Direct to consumer sales primarily include sales through the Company’s Tasting Rooms and Wine Club.  Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers.  The Company continues to emphasize growth in direct to consumer sales through the Hospitality Center remodel and expansion and growth in wine club membership.  Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 2,172 new preferred stockholders as of March 31, 2016, many of them wine enthusiasts.  When considering joint ownership, these new shareholders represent approximately 3,400 potential customers of the Company.  Wine Club membership decreased by approximately 69 net members, or 1.1%, to a total of 6,301 members for the three months ending March 31, 2016.  The Company believes the increase in preferred shareholders, who receive enhanced discounts, has decreased the number of people who would otherwise become Wine Club members.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this activity is not a significant part of the Company’s activities.

The Company sold approximately 30,105 and 26,555 cases of produced wine during the three months ended March 31, 2016 and 2015, respectively, an increase of 3,550 cases, or 13.4% in the current year period over the prior year period.  The increase in wine sales was the result of increased direct to consumer sales as well as increased sales through distributors.

Cases sold in 2016 include approximately 85 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Cases sold in 2015 include approximately 268 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released.  Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue.  Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2016, wine inventory includes approximately 62,751 cases of bottled wine and 368,000 gallons of bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 31,261 cases during the three months ended March 31, 2016.

Net income for the three months ended March 31, 2016 and 2015 was $487,890 and $314,238, respectively, an increase of $173,652, or 55.3%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended March 31, 2016 and 2015 was $408,995 and $314,238, respectively, an increase of $94,757, or 30.2%, in the current year period over the prior year period.

Overall gross profit for the three months ended March 31, 2016 and 2015 was $2,599,048 and $2,304,034, respectively, an increase of $295,014, or 12.8%, in the current year period over the prior year period.  Gross profit percent for the three months ended March 31, 2016 and 2015 was 62.1% and 58.9%, an increase of 3.2 percentage points, in the current year period over the prior year period.

The Company generated $0..08 and $0.06 in basic earnings per share after preferred dividends during the three months ended March 31, 2016 and 2015, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

The Company's Founder Jim Bernau was selected as the face of the Oregon Wine Board's Oregon Wine Month promotional campaign. Print advertisements and in-store point of sale materials will be featured throughout the country promoting Oregon wines.

The Classic Wine Auction presented their annual ORVI Award to Founder Jim Bernau for his achievements in building the Oregon wine industry and establishing its worldwide reputation. The ORVI Award is presented to individuals that have not only elevated the status of Oregon wines, but have also provided generous support to the Classic Wines Auction.

Portland Monthly Magazine selected Founder Jim Bernau for their Faces of Portland campaign featuring him as the face of Oregon wine.

The Company partnered with the Portland Timbers major league soccer team for the 2016 season. The partnership includes in-stadium experiences and tastings, premium concession offerings and joint advertising.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Statesman Journal newspaper featured an article titled, “Oregon Wine Industry Honors the Best,” which announced the Company’s Vineyard Manager, Efren Loeza earned the inaugural Oregon Wine Board Vineyard Excellence Award at the 2016 Oregon Wine Symposium.

Kelly Mitchell of The Huffington Post published an online feature story about the Company titled “Perfecting Pinot in the Willamette Valley,” and writing, “Today Willamette Valley Vineyards is a leader, not only in the production of top Pinot Noir, but in the employing practices to offset environmental impact of the business.”

Great Northwest Wine named the Company’s 2012 O’Brien Pinot Noir to its list of the Top 100 Best Northwest Wines of 2015 and compiled their Top 10 Wine Stories of 2015 and listed the Company’s land purchase in the Walla Walla Valley at #8 saying, “Not far from the Rocks District of Milton-Freewater is one of the most exciting new vineyard projects in the Pacific Northwest, and a large Oregon winery now has invested in its future. In June, Willamette Valley Vineyards in Turner, Ore., announced it had purchased 42 acres of land in SeVein, a north-facing area on the Oregon side of the Walla Walla Valley. Jim Bernau, CEO of Willamette Valley Vineyards, has an option to purchase another 45 acres. He is creating a new winery called Pambrun that will use grapes exclusively from SeVein.”

The Oregonian newspaper named the Company as "One of the Most Elegant Wineries in Oregon" in the January 2016 article.

The Company’s 2012 Bernau Block Pinot Noir was featured as Wine Press Northwest’s “Wine of the Week” in January 2016.

Wine Spectator rated the 2014 Riesling with a 90 point and “Best Buy” in the February 2016 issue.

The 2016 first quarter issue of Burghound.com rated the Company’s 2012 Fuller Pinot Noir a 92 point, 2012 O’Brien Pinot Noir a 91 point, 2012 Tualatin Estate Pinot Noir a 91 point, 2012 Hannah Pinot Noir a 90 point, and 2012 Signnature Cuve’e Pinot Noir a 90 point.

Joey Amato with UNITE Magazine included the Company’s 2013 Estate Pinot Noir in his piece on Top Wines for the Holidays saying the wine "exemplifies the 'Oregon style'” and that it is "Exceptionally balanced with silky tannins, lively acidity and a lingering finish."

Stan Reitan selected the Company’s Whole Cluster Pinot Noir as his "Pick of the Week" in Seattle Post-Intelligencer newspaper. In addition to giving the wine an "A+" he states "This is intense Pinot Noir without going big" and "The price is right and the wine is incredible."

The Company earned the cover story with a photograph of the winemaking team and company profile in the Enterprise publication produced by the Strategic Economic Development Corporation (SEDCOR), a non-profit entity in Oregon’s Mid-Willamette focused on retaining and attracting high value jobs and capital investment to the region.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2016 and 2015 were $4,183,769 and $3,912,501, respectively, an increase of $271,268, or 6.9%, in the current year period over the prior year period.  This is caused by an increase in direct sales of $190,987, offset by a bulk wine sales decrease of $246,076, and an increase in sales through distributors of $326,357 in the current year three month period over the prior year period.  The increase in direct sales to consumers is primarily the result of increased wine club, tasting room and kitchen and hospitality sales, offset by a decrease in bulk wine sales in 2016 when compared to 2015.  The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended March 31, 2016 and 2015 were $1,584,721 and $1,608,467, respectively, a decrease of $23,746, or 1.5%, in the current period over the prior year period.  This change was primarily the result of an overall increase in margins of vintages currently being sold.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit

Gross profit for the three months ended March 31, 2016 and 2015 was $2,599,048 and $2,304,034, respectively, an increase of $295,014, or 12.8%, in the current year period over the prior year period.  This increase is primarily the result of an overall increase in sales in addition to the release of vintages with higher profit margins.

Gross profit percent for the three months ended March 31, 2016 and 2015 was 62.1% and 58.9%, an increase of 3.2 percentage points, in the current year period over the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2016 and 2015 was $1,856,972 and $1,805,367, respectively, an increase of $51,605, or 2.9%, in the current year period over the prior year period.  This increase is the result of a general overall increased selling and administrative expenses and is not attributable to specific factors.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was $73,011 and $77,034, respectively, a decrease of $4,023 or 5.2%, in the current year period over the prior year period.  The reduction in interest expense was the result of reduced debt in the current year when compared to the prior year.

Income Taxes

The income tax expense for the three months ended March 31, 2016 and 2015 was $273,957 and $189,605, respectively, an increase of $84,352 or 44.5%, in the current year period over the prior year period.  The Company’s estimated federal and state combined income tax rate was 36.0% and 37.6% for the three months ended March 31, 2016 and 2015, respectively.

Net Income

Net income for the three months ended March 31, 2016 and 2015 was $487,890 and $314,238, respectively, an increase of $173,652, or 55.3%, in the current year period over the prior year period.  This increase is primarily the result of overall increase in sales of wines, with higher margins, in the current period when compared to the prior year period.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended March 31, 2016 and 2015 was $408,995 and $314,238, respectively, an increase of $94,757, or 30.2%, in the current year period over the prior year period.  This increase is primarily the result of overall increase in sales of wines, with higher margins, in the current period when compared to the prior year period.

Liquidity and Capital Resources

At March 31, 2016, the Company had a working capital balance of $15.8 million and a current working capital ratio of 10.41:1.  At December 31, 2015, the Company had a working capital balance of $14.0 million and a current working capital ratio of 4.43:1.

At March 31, 2016, the Company had a cash balance of $4,590,124.  At December 31, 2015, the Company had a cash balance of $4,010,664.  This change is primarily the result of proceeds from the sale of preferred stock partially offset by spending on capital improvements and operating activities.

Total cash provided by/(used in) operating activities in the three months ended March 31, 2016 and 2015 was ($169,882) and 277,225, respectively.  Cash used in operating activities from continuing operations for the three months ended March 31, 2016 was primarily associated with income from operations that was used to pay grape contracts and other outstanding liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total cash used in investing activities in the three months ended March 31, 2016 and 2015 was $364,563 and $677,455, respectively.  Cash used in investing activities for the three months ended March 31, 2016 primarily consists of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the three months ended March 31, 2016 and 2015 was $1,113,905 and $45,498, respectively. Cash provided by financing activities for the three months ended March 31, 2016 consists primarily of proceeds from the sale of preferred stock and the exercise of stock options partially offset by the repurchase of common stock.

Non-cash investing and financing activities in the three months ended March 31, 2016 and 2015 was $10,369 and $4,530 respectively.  This change is the result of timing differences in the payment of invoices.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000.  The Company renewed this agreement, in February of 2014, until July 31, 2017.  The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2016 is 3.5%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis.  As of March 31, 2016, the Company was in compliance with all of the financial covenants.

At March 31, 2016 and December 31, 2015 the Company had no balance outstanding on the line of credit.  At March 31, 2016, the Company had $2,000,000 available on the line of credit.

As of March 31, 2016 the Company had an installment note payable of $245,417, due on April 1, 2017, associated with the purchase of 42 acres of farmland in the Walla Walla AVA.  As of December 31, 2015 the Company had a balance of $490,834 due on this note.

As of March 31, 2016, the Company had a total long-term debt balance of $5,087,345, including the portion due in the next year, owed to Farm Credit Services.  As of December 31, 2015, the Company had a total long-term debt balance of $5,173,018.

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

CONTROLS AND PROCEDURES (CONTINUED)

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Report, which could materially affect our business, results of operations or financial condition. The risks described in our 2015 Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

The Company may face liabilities associated with the offer and sale of our preferred stock. In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company has registered this transaction with the securities authorities of the States of Oregon and Washington and subsequently listed them on the NASDAQ under the trading symbol WVVIP. The terms of our Series A Redeemable Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering are not commonplace among issuers of any type. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 2016	10,423	$7.00	10,423	$176,533
Month #2
February 2016	3,034	$7.04	3,034	$155,173
Month #3
March 2016	3,717	$7.08	3,717	$128,842
Total	17,174	$7.03	17,174	$128,842

In November of 2015 the Board approved a program to repurchase common stock of the Company.  Under the November 2015 board action, the Company funded a plan to repurchase up to $250,000 of common stock through the open market.  This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board.  As of March 31, 2016, $128,842 remained unspent under this plan.

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

Item 6 – Exhibits. (CONTINUED)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 12, 2016	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)