Form 10-Q
period 2016-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2016-08-11
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Number of shares of common stock outstanding as of August 11, 2016: 5,000,369
Number of shares of preferred stock outstanding as of August 11, 2016: 2,377,119

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
                                                                                                                                           WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	June 30	December 31,
	2016	2015
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$6,527,533	$4,010,664
Restricted cash (Note 1)	1,266,728	1,476,232
Accounts receivable, net	1,134,574	1,684,502
Inventories (Note 2)	10,406,014	10,632,462
Prepaid expenses and other current assets	416,689	131,173
Income tax receivable	62,158	204,513
Total current assets	19,813,696	18,139,546

Investment in Kore Wine Company	59,186	60,000
Vineyard development costs, net	4,236,634	3,699,947
Property and equipment, net (Note 3)	17,801,004	16,729,162
Debt issuance costs, net	48,030	50,221

TOTAL ASSETS	$41,958,550	$38,678,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$516,745	$386,137
Accrued expenses	483,891	604,580
Investor deposits for preferred stock (Note1)	1,266,728	1,476,232
Current portion of note payable	245,417	245,417
Current portion of long term debt	359,325	349,003
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	74,975	73,200
Grapes payable	-	816,879
Total current liabilities	3,089,938	4,094,305

Note payable, net of current portion	-	245,417
Long-term debt, net of current portion	4,641,808	4,824,015
Deferred rent liability	127,162	140,756
Deferred revenue-distribution agreement, net of current portion	166,653	238,083
Deferred gain	105,220	121,267
Deferred income taxes	1,848,000	1,848,000
Total liabilities	9,978,781	11,511,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
2,085,288 shares, liquidation preference $8,847,531, issued and outstanding at June 30, 2016 and 1,074,338 shares issued
and outstanding at December 31, 2015 respectively.	7,923,875	3,735,437
Common stock, no par value, 10,000,000 shares authorized, 5,199,177 and
5,139,177 shares issued at June 30, 2016 and December 31, 2015, respectively, 5,002,369 and 4,989,216 shares outstanding at
June 30, 2016 and December 31, 2015, respectively.	9,869,158	9,674,362
Retained earnings	15,204,312	14,432,836
Less: Common stock held in treasury, at cost, 196,808 and 149,961 shares
at June 30, 2016 and December 31, 2015, respectively	(1,017,576)	(675,602)
Total shareholders’ equity	31,979,769	27,167,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,958,550	$38,678,876

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

SALES, NET	$4,639,028	$4,721,154	$8,822,797	$8,633,655
COST OF SALES	1,714,727	1,961,501	3,299,448	3,569,968

GROSS PROFIT	2,924,301	2,759,653	5,523,349	5,063,687

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,096,097	1,914,769	3,953,069	3,720,136

INCOME FROM OPERATIONS	828,204	844,884	1,570,280	1,343,551

OTHER INCOME (EXPENSE)
Interest income	2,761	4	4,801	4
Interest expense	(72,154)	(77,975)	(145,165)	(155,009)
Other income, net	35,758	35,715	126,500	117,925

INCOME BEFORE INCOME TAXES	794,569	802,628	1,556,416	1,306,471

INCOME TAX PROVISION	(317,397)	(292,397)	(591,354)	(482,002)

NET INCOME	477,172	510,231	965,062	824,469

Accrued preferred stock dividends	(114,691)	-	(193,586)	-

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$362,481	$510,231	$771,476	$824,469

Basic income per common share after preferred dividends	$0.07	$0.10	$0.15	$0.17

Diluted income per common share after preferred dividends	$0.07	$0.10	$0.15	$0.17

Weighted average number of
basic common shares outstanding	4,999,514	4,908,605	4,993,324	4,896,289
Weighted average number of
diluted common shares outstanding	5,003,583	4,983,207	4,997,304	4,965,954

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$965,062	$824,469
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	654,880	633,003
Stock based compensation expense	744	10,583
Non-cash loss from investment in Kore Wine Company	814	-
Deferred rent liability	(13,594)	(11,470)
Deferred gain	(16,047)	(16,048)
Change in operating assets and liabilities:
Accounts receivable	549,928	345,149
Inventories	226,448	718,827
Prepaid expenses and other current assets	(285,516)	(137,739)
Income taxes receivable	142,355	241,446
Unearned revenue	1,775	22,996
Deferred revenue-distribution agreement	(71,430)	(71,430)
Grapes payable	(816,879)	(698,851)
Accounts payable	(14,740)	(458,642)
Accrued expenses	(120,689)	29,401
Net cash from operating activities	1,203,111	1,431,694

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Kore Wine Company	-	(60,000)
Additions to vineyard development costs	(496,903)	(297,799)
Additions to property and equipment	(1,618,967)	(1,549,326)
Net cash from investing activities	(2,115,870)	(1,907,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from installment note for property purchase	-	490,834
Proceeds from investor deposits held as restricted cash	209,504	-
Proceeds from investor deposits held as liability	(209,504)	-
Payment on installment note for property purchase	(245,417)	-
Payments on long-term debt	(171,885)	(162,665)
Proceeds from issuance of preferred stock	3,994,852	-
Proceeds from exercise of stock options	194,052	245,610
Repurchase of common stock	(341,974)	-
Net cash from financing activities	3,429,628	573,779

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,516,869	98,348

CASH AND CASH EQUIVALENTS, beginning of period	4,010,664	519,761

CASH AND CASH EQUIVALENTS, end of period	$6,527,533	$618,109

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$161,436	$39,759

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of June 30, 2016 and 2015. 4,069 and 74,602 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended June 30, 2016 and 2015, respectively. 3,980 and 69,665 potentially dilutive shares are included in the computation of dilutive earnings per share for the six month periods ended June 30, 2016 and 2015, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION - continued

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator

Net income	$477,172	$510,231	$965,062	$824,469
Accrued preferred stock dividends	(114,691)	-	(193,586)	-

Net income applicable to common shares	$362,481	$510,231	$771,476	$824,469

Denominator

Basic weighted average common shares	4,999,514	4,908,605	4,993,324	4,896,289
Dilutive stock options	4,069	74,602	3,980	69,665

Diluted weighted average common shares	5,003,583	4,983,207	4,997,304	4,965,954

Basic income per common share
after preferred dividends	$0.07	$0.10	$0.15	$0.17

Diluted income per common share
after preferred dividends	$0.07	$0.10	$0.15	$0.17

Restricted Cash - In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The Company also registered this transaction with the securities authorities of the States of Oregon and Washington. Under the terms of this agreement, the Company remits cash received for stock subscriptions to the transfer agent who holds those funds in escrow until released in accordance with the registration statement. As of June 30, 2016, the Company held restricted cash of $243,491 associated with funds for subscription agreements that had not yet been processed through the transfer agent. Additionally, the Company held restricted cash of $1,023,237 in escrow with the transfer agent for a total restricted cash of $1,266,728. The Company established a corresponding liability for this preferred stock funding.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:
	June 30, 2016	December 31, 2015

Winemaking and packaging materials	$836,297	$690,292
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,939,122	6,058,701
Finished goods (bottled wine and related products)	4,630,595	3,883,469

Current inventories	$10,406,014	$10,632,462

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2016	December 31, 2015

Construction in progress	$677,382	$482,284
Land, improvements and other buildings	6,434,633	5,089,472
Winery building and hospitality center	13,869,919	13,756,320
Equipment	9,065,826	9,055,987

	30,047,760	28,384,063

Accumulated depreciation	(12,246,756)	(11,654,901)

Property and equipment, net	$17,801,004	$16,729,162

On June 22, 2016 the Company purchased approximately 53 acres of land, including 25 plantable acres, for future vineyard development. This purchase is part of the Company’s long term plan to increase the portion of grapes derived from its own vineyards in order to better control costs and quality as well as reduce grape supply risks.

On May 28, 2016 the Company purchased an option to buy approximately 17 acres of land, including 15 acres of planted Pinot Noir, in the Dundee Hills AVA.

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company received $250,000 in payments per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income. For the six months ended June 30, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In February of 2016, the Company renewed the credit agreement until July 31, 2017. The interest rate was 3.5% at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants which, among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of June 30, 2016, the Company was in compliance with these financial covenants.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

5) DEBT - continued

Note payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of June 30, 2016 the Company had a balance of $245,417 due on April 1, 2017. No interest accrues under the terms of this note. As of December 31, 2015 the Company had a balance due of $490,834.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,001,133 and $5,173,018 as of June 30, 2016 and December 31, 2015, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	30,157	$3.22	67,000	$3.22
Granted	-	-	-	-
Exercised	(23,157)	3.22	(60,000)	3.23
Forfeited	-	-	-	-

Outstanding at end of period	7,000	$3.09	7,000	$3.09

At June 30, 2016, the Company had 7,000 unvested stock options with associated unrecognized compensation cost of $85 that will be recognized over a weighted-average period of 5.06 years. There were no stock options exercisable at June 30, 2016.

The Company expenses stock options on a straight-line basis over the options’ related vesting term. Pretax compensation expense related to stock options for the three months ended June 30, 2016 and 2015 was $372 and $5,291, respectively. Pretax compensation expense related to stock options for the six months ended June 30, 2016 and 2015 was $744 and $10,583, respectively.

Stock options exercised during the three months ended June 30, 2016 and 2015 were 23,157 and 27,971, respectively. Stock options exercised during the six months ended June 30, 2016 and 2015 were 60,000 and 57,971, respectively.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $74,000 and $139,000 in income taxes for the three months ended June 30, 2016 and 2015, respectively. The Company paid $449,250 and $240,550 in income taxes for the six months ended June 30, 2016 and 2015, respectively.

Interest - The Company paid $72,964 and $79,217 for the three months ended June 30, 2016 and 2015, respectively, in interest on long-term debt and revolving line of credit. The Company paid $146,467 and $156,810 for the six months ended June 30, 2016 and 2015, respectively, in interest on long-term debt and revolving line of credit.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2016 and 2015. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$1,565,355	$1,926,021	$3,073,673	$2,795,133	$4,639,028	$4,721,154
Cost of Sales	368,546	608,276	1,346,181	1,353,225	1,714,727	1,961,501
Gross Margin	1,196,809	1,317,745	1,727,492	1,441,908	2,924,301	2,759,653
Selling Expenses	835,714	758,364	451,558	404,825	1,287,272	1,163,189
Contribution Margin	$361,095	$559,381	$1,275,934	$1,037,083	$1,637,029	$1,596,464
Percent of Sales	33.7%	40.8%	66.3%	59.2%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$2,966,830	$3,382,585	$5,855,967	$5,251,070	$8,822,797	$8,633,655
Cost of Sales	695,712	1,014,417	2,603,736	2,555,551	3,299,448	3,569,968
Gross Margin	2,271,118	2,368,168	3,252,231	2,695,519	5,523,349	5,063,687
Selling Expenses	1,523,342	1,428,605	828,345	801,243	2,351,687	2,229,848
Contribution Margin	$747,776	$939,563	$2,423,886	$1,894,276	$3,171,662	$2,833,839
Percent of Sales	33.6%	39.2%	66.4%	60.8%	100.0%	100.0%

Direct sales include $0 and $390,825 of bulk wine sales in the three months ended June 30, 2016 and 2015, respectively. Direct sales include $0 and $639,701 of bulk wine sales in the six months ended June 30, 2016 and 2015, respectively.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9) SALE OF PREFERRED STOCK  - continued

On December 22, 2015 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases. On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company has sold substantially all preferred stock, available under this offering, as of June 30, 2016.

Under the terms of this offering, proceeds from the sale of preferred stock for the three months ended June 30, 2016 were held in escrow until the stock was subsequently issued effective July 1, 2016. At June 30, 2016 $1,023,237 in stock sale proceeds were held in escrow and subsequently released to the Company in July 2016. As of June 30, 2016 the Company had on deposit $243,491 in investor stock subscription payments that had not completed processing. Total funds, held by the Company as restricted cash on June 30, 2016, were $1,266,728 associated with this offering.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines, impact of governmental regulatory decisions, and other risks disclosed from time to time in the Company’s Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Such policies were unchanged during the three months ended June 30, 2016.

Overview

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon.The Company generates revenues from the sales of wine to wholesalers and direct to consumers. Removing the effect of incidental bulk wine sales to other wineries, which occurred in 2015 but not in 2016, income from operations for the first six months increased by $511,096 or 48.3%.

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s recently remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 3,425 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 5,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 43 net members, or .7%, to a total of 6,413 members for the six months ending June 30, 2016. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales for the three months ended June 30, 2015 and $390,825 in bulk wine sales in the second quarter of 2016. The Company had no bulk wine sales for the six months ended June 30, 2015 and $638,963 in bulk wine sales in the same period of 2015.

The Company sold approximately 65,116 and 58,952 cases of produced wine during the six months ended June 30, 2016 and 2015, respectively, an increase of 6,164 cases, or 10.5% in the current year period over the prior year period.  The increase in wine sales was primarily the result of increased direct to consumer sales as well as increased sales through distributors in 2016.

Cases sold in 2016 include approximately 43 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released. Cases sold in 2015 include approximately 33 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released. Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue. Selling expenses for these sales are recognized in the period in which the expense is incurred.

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

At June 30, 2016, wine inventory includes approximately 86,868 cases of bottled wine and 232,500 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 84,562 cases during the six months ended June 30, 2016.

Core retail sales, sales through distributors, and gross margins increased for the three and six months ended June 20, 2016 when compared 2015. This growth was partially offset by bulk wine sales, to other wineries, that generated revenues of $390,825 and $639,701 for the three and six months ended June 30, 2015, respectively, that did not recur in 2016. Bulk wine sales, and related costs, are included as part of direct sales.

Net income for the three months ended June 30, 2016 and 2015 was $477,172 and $510,231, respectively, a decrease of $33,059, or 6.5%, in the current year period over the prior year period. Net income for the six months ended June 30, 2016 and 2015 was $965,062 and $824,469, respectively, an increase of $140,593, or 17.1%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended June 30, 2016 and 2015 was $362,481 and $510,231, respectively, a decrease of $147,750, or 29.0%, in the current year period over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2016 and 2015 was $771,476 and $824,469, respectively, a decrease of $52,993, or 6.4%, in the current year period over the prior year period.

Gross profit for the three months ended June 30, 2016 and 2015 was $2,924,301 and $2,759,653, respectively, an increase of $164,648, or 6.0%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended June 30, 2016 and 2015 was 63.0% and 58.5%, an increase of 4.5 percentage points, in the current year period over the prior year period. Gross profit for the six months ended June 30, 2016 and 2015 was $5,523,349 and $5,063,687, respectively, an increase of $459,662, or 9.1%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2016 and 2015 was 62.6% and 58.7%, an increase of 3.9 percentage points, in the current year period over the prior year period.

The Company generated $0.07 and $0.10 in basic earnings per share after preferred dividends during the three months ended June 30, 2016 and 2015, respectively. The Company generated $0.15 and $0.17 in basic earnings per share after preferred dividends during the six months ended June 30, 2016 and 2015, respectively.

Management believes earnings per share will continue to be effectively reduced by preferred stock dividends until funds from the sale of preferred stock are deployed in new wineries and begin generating a return on those funds.

The Company continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

The Company won the 2016 Sunset Travel Award for Best Vineyard/Tasting Room Experience by Sunset Magazine, the premier guide to living in the West. The Sunset Travel Awards honor the West's top destinations in lodging, dining, cultural tourism, outdoor adventure and attractions. The Company is the first Oregon winery to be selected for this award and is featured in the August print and digital issues.

The Company's Founder Jim Bernau was selected as the face of the Oregon Wine Board's Oregon Wine Month campaign that ran in May 2016. Print advertisements and in-store point of sale materials were featured throughout the country promoting Oregon wines.

Wine Enthusiast Magazine rated the Company’s 2013 Bernau Block Pinot Noir a 91 point and Cellar Selection, 2013 Signature Cuvée Pinot Noir a 92 point, 2013 Hannah Pinot Noir a 91 point, 2015 Whole Cluster Pinot Noir a 90 point and Editor’s Choice, 2015 Whole Cluster Rosé of Pinot Noir a 90 point and Editor’s Choice, and 2014 Estate Chardonnay a 90 point score.

Wine Advocate rated the Company’s 2014 Elton Chardonnay a 90 point score.

Wine Spectator rated the Company’s 2013 Tualatin Estate Pinot Noir a 91 point, 2013 Signature Cuvée Pinot Noir a 91 point, and 2013 Vintage 40 Chardonnay a 89 point score.

The International Wine Report rated the Company’s 2013 Elton Pinot Noir with a 93 point score.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Walla Walla Union Bulletin featured an article titled, “New vineyard honors Valley’s French-Canadian roots,” prior to the Company’s Pambrun Vineyard planting that was also featured on Bloomberg Online in May.

The Times Newspaper in Gainsville, Georgia reviewed the Company’s 2014 Pinot Gris writing, “Oregon does pinots, both noir and gris, to near perfection. And this crisp but fruity white really stands out… Looking for a terrific seafood wine? Put on the brakes. This is it…”

Wine Enthusiast Magazine featured an online story on the Company’s Groundbreaking event titled, “Willamette Moves Into Walla Walla,” for the new Pambrun Vineyard located in the Walla Walla Valley.

The Wine Observer featured a story on the Company’s unique formation of wine enthusiast owners and included favorable reviews on its 2014 Estate Chardonnay and 2015 Estate Rosé of Pinot Noir.

Talk-A-Vino reviewed the Company’s 2013 Estate Pinot Noir writing “…It is one of the most delicious Pinots ever, perfect,” and the Company’s 2014 Pinot Gris stating is was “Very pleasant.”

Urban Bliss Life included the Company’s 2014 Estate Pinot Noir, 2014 Estate Chardonnay and 2015 Estate Rosé of Pinot Noir in the post on “10 Wines to try this Spring.”

Eater included the Company’s culinary program in a piece titled, “14 Standout Restaurants in the Willamette Valley Wine Country.”

The Lubbock Avalanche Journal wrote a review of the Company’s 2014 Pinot Gris sharing, "Exceptional value, food-friendly, delicious, true to the grape."

Paper City based in Houston, Texas wrote a recommendation of the Company’s Estate Pinot Noir stating "light, bouncy tannins, marked balance, and decent acidity. You will taste, of course, the raspberries and cherries, but there is also something that goes beyond the normal Pinot spiciness. Softer, more complex."

The Company partnered with the Portland Timbers major league soccer team for the 2016 season. The partnership includes in-stadium experiences and tastings, premium concession offerings and joint advertising.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended June 30, 2016 and 2015 were $4,639,028 and $4,721,154, respectively, a decrease of $82,126, or 1.7%, in the current year period over the prior year period. This decrease was caused by increases in core retail sales (direct sales less bulk sales) of $40,028, and sales through distributors of $275,691, being more than offset by a bulk wine and miscellaneous sales decrease of $397,845, in the current year three month period ended June 30, 2016 compared to the same period in the prior year. Sales for the six months ended June 30, 2016 and 2015 were $8,822,797 and $8,633,655, respectively, an increase of $189,142, or 2.2%, in the current year period over the prior year period. This increase was primarily caused by an increase in core retail sales (direct sales less bulk sales) of $231,015 and sales through distributors of $602,048, being partially offset by a decrease in bulk wine and miscellaneous sales of $643,921 in the first six months of 2016 compared to the same period in the prior year. The increase in core retail sales during both periods of 2016 was primarily the result of increased wine club, tasting room and other direct sales. The decrease in bulk wine sales in the second quarter and first half of 2016, when compared to the same periods in 2015, was primarily the result of greater wine inventories than bottling needs in 2015 and timing differences in bulk wine sales between the two periods. The increase in sales through distributors was not attributable to an isolated factor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of Sales

Cost of Sales for the three months ended June 30, 2016 and 2015 were $1,714,727 and $1,961,501, respectively, a decrease of $246,774, or 12.6%, in the current period over the prior year period. Cost of Sales for the six months ended June 30, 2016 and 2015 were $3,299,448 and $3,569,968, respectively, a decrease of $270,520, or 7.6%, in the current period over the prior year period. This decrease in the second quarter and first half of 2016, compared to same periods of 2015, were primarily the result of an overall increase in margins of vintages currently being sold which was mainly caused by the release of vintages in 2016 with higher profit margins.

Gross Profit

Gross profit for the three months ended June 30, 2016 and 2015 was $2,924,301 and $2,759,653, respectively, an increase of $164,648, or 6.0%, in the current year period over the prior year period. Gross profit for the six months ended June 30, 2016 and 2015 was $5,523,349 and $5,063,687, respectively, an increase of $459,662, or 9.1%, in the current year period over the prior year period. The increase in both periods was primarily the result of an overall increase in core retail sales and sales through distributors in addition to the release of vintages with higher profit margins in 2016 that more than offset the decrease in bulk wine sales during the year.

Gross profit as a percentage of net sales for the three months ended June 30, 2016 and 2015 was 63.0% and 58.5%, an increase of 4.5 percentage points, in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2016 and 2015 was 62.6% and 58.7%, an increase of 3.9 percentage points, in the current year period over the prior year period. The increase in gross profit percentage during 2016 over the comparable periods in 2015 was primarily the result of the release of vintages with higher profit margins in 2016.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2016 and 2015 was $2,096,097 and $1,914,769, respectively, an increase of $181,328, or 9.5%, in the current year period over the prior year period. Selling, general and administrative expense for the six months ended June 30, 2016 and 2015 was $3,953,069 and $3,720,136, respectively, an increase of $232,933, or 6.3%, in the current year period over the prior year period. The increase in both periods in 2016 compared to the same periods in 2015 was primarily the result of increased retail selling efforts and general marketing in 2016.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 was $72,154 and $77,975, respectively, a decrease of $5,821 or 7.5%, in the current year period over the prior year period. Interest expense for the six months ended June 30, 2016 and 2015 was $145,165 and $155,009, respectively, a decrease of $9,844 or 6.4%, in the current year period over the prior year period. The reduction in interest expense in both periods of 2016 compared to the same periods in 2015 was primarily the result of reduced debt in the current year when compared to the prior year.

Income Taxes

The income tax expense for the three months ended June 30, 2016 and 2015 was $317,397 and $292,397, respectively, an increase of $25,000 or 8.6%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 39.9% and 36.4% for the three months ended June 30, 2016 and 2015, respectively. The income tax expense for the six months ended June 30, 2016 and 2015 was $591,354 and $482,002, respectively, an increase of $109,352 or 22.7%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 38.0% and 36.9% for the six months ended June 30, 2016 and 2015, respectively.

Net Income

Net income for the three months ended June 30, 2016 and 2015 was $477,172 and $510,231, respectively, a decrease of $33,059, or 6.5%, in the current year period over the prior year period. Net income for the six months ended June 30, 2016 and 2015 was $965,062 and $824,469, respectively, an increase of $140,593, or 17.1%, in the current year period over the prior year period. The increase in the first half of 2016, compared to the same period in 2015, was primarily the result of an overall increase in sales of wines combined with higher margins in the current period compared to the prior year period. The decrease in the second quarter of 2016, compared to the same period of 2015, was primarily the result of increased core retail wine sales and sales through distributors combined with higher margins, being more than offset by reduced bulk wine sales and higher selling and general administrative expenses during the current period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2016 and 2015 was $362,481 and $510,231, respectively, a decrease of $147,750, or 29.0%, in the current quarter over the same quarter in the prior year, mainly as a result of lower net income combined with the accrual of preferred stock dividends in the second quarter of 2016. Income applicable to common shareholders for the six months ended June 30, 2016 and 2015 was $771,476 and $824,469, respectively, a decrease of $52,993, or 6.4%, in the current year period over the prior year period. The decrease in the six months ended June 30, 2016 compared to the same period in 2015 was primarily the result of increased net income, in the current period when compared to the prior year period, being more than offset by the accrual of preferred stock dividends.

Liquidity and Capital Resources

At June 30, 2016, the Company had a working capital balance of $16.7 million and a current working capital ratio of 6.41:1. At December 31, 2015, the Company had a working capital balance of $14.0 million and a current working capital ratio of 4.43:1.

At June 30, 2016, the Company had a cash balance of $6,527,533 compare to a cash balance of $4,010,664 at December 31, 2015. This change was primarily the result of proceeds from the sale of preferred stock partially offset by spending on capital improvements and operating activities.

Total cash provided by operating activities in the six months ended June 30, 2016 was $1,203,111. Cash provided by operating activities from operations for the six months ended June 30, 2016 was primarily associated with income from operations and the receipt of receivables that were partially used to pay grape contracts and other liabilities.

Total cash used in investing activities in the six months ended June 30, 2016 was $2,115,870. Cash used in investing activities for the six months ended June 30, 2016 primarily consisted of property and equipment purchases and vineyard development.

Property and equipment assets net of accumulated depreciation increased to $17,801,004 as of June 30, 2016 compared to $16,729,162 as of December 31, 2015, mainly as a result a $1,345,161 increase in assets categorized as land, improvements and other buildings during the first half of 2016. During the second quarter of 2016, the Company purchased approximately 53 acres of land, including 25 plantable acres, for future vineyard development, which was part of the Company’s long term plan to increase the portion of grapes derived from its own vineyards in order to better control costs and quality as well as reduce grape supply risks. The Company also purchased an option to buy approximately 17 acres of land, including 15 acres of planted Pinot Noir, in the Dundee Hills AVA of Oregon during the second quarter of 2016.

Total cash provided by financing activities in the six months ended June 30, 2016 was $3,429,628. Cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of proceeds from the sale of preferred stock and the exercise of stock options partially offset by the repurchase of common stock and the payment of debt.

Non-cash investing and financing activities in the six months ended June 30, 2016 was $161,436. This change was primarily the result of timing differences in the payment of invoices.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in February of 2014, until July 31, 2017. The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2016 is 3.5%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2016, the Company was in compliance with all of the financial covenants.

At June 30, 2016 and December 31, 2015 the Company had no balance outstanding on the line of credit. At June 30, 2016, the Company had $2,000,000 available on the line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of June 30, 2016 the Company had an installment note payable of $245,417, due on April 1, 2017, associated with the purchase of 42 acres of farmland in the Walla Walla AVA. As of December 31, 2015 the Company had a balance of $490,834 due on this note.

As of June 30, 2016, the Company had a total long-term debt balance of $5,001,133, including the portion due in the next year, owed to Farm Credit Services. As of December 31, 2015, the Company had a total long-term debt balance of $5,173,018.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to fund the Company’s ongoing operating activities and our anticipated capital requirement for at least twelve months.

Off Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors have not materially changed as of June 30, 2016 from those disclosed in the 2015 Annual Report. However, it is important to note that the risks described in our 2015 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
– (b) Not applicable

        (c)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 2016	2,171	$7.11	2,171	$113,396
Month #2
May 2016	15,339	$7.21	15,339	$239,404
Month #3
June 2016	12,163	$7.83	12,163	$144,156
Total	29,673	$7.46	29,673	$144,156

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. On April 25, 2016, the Board approved allocating additional funds to increase the plan balance back to the $250,000 level and additionally approved the repurchase of up to $100,000 of the Company’s common stock from private parties. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of June 30, 2016, $144,156 remained unspent under this plan.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

       (a) The Company and CEO, Mr. James W. Bernau, are parties to an employment agreement that includes, among other things, an annual bonus that is calculated as a percentage of Company net income before taxes; 5% on the first $1.5 million of pre-tax income, and 7.5% on the pre-tax net income over $1.5 million with a cap of 50% of Mr. Bernau’s base salary.

In July 2016 the Board indicated its intent to evaluate and revise the CEO’s bonus structure in 2017. As an interim step, the Board revised the CEO bonus calculation, for 2016 only, to be 5% of the first $1.75, million of pre-tax net income, and 7.5% on the pre-tax net income over $1.75 million with a cap of 100% of Mr. Bernaus’s base salary. Additionally, the Board awarded a one-time meritorious bonus of $100,000.

(b)
There have been no material changes to the procedures by which shareholders may nominate directors to the Board.

Item 6 – Exhibits.

3.1 Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2 Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed August 14, 2008, File No. 000-21522)

3.3 Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Current Reports on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 11, 2016 By /s/ James W. Bernau
                                     James W. Bernau
                                     Chief Executive Officer
       (Principal Executive Officer)

Date: August 11, 2016 By /s/ Richard F. Goward Jr.
                                     Richard F. Goward Jr.
                                     Chief Financial Officer
       (Principal Accounting and Financial Officer)