Form 10-Q
period 2016-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2016-11-10
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Number of shares of common stock outstanding as of November 10, 2016: 4,979,785
Number of shares of preferred stock outstanding as of November 10, 2016: 2,396,954

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
ASSETS

	September 30	December 31,
	2016	2015
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$7,840,400	$4,010,664
Restricted cash	-	1,476,232
Accounts receivable, net	1,414,614	1,684,502
Inventories (Note 2)	11,811,464	10,632,462
Prepaid expenses and other current assets	73,705	131,173
Income tax receivable	-	204,513
Total current assets	21,140,183	18,139,546

Investment in Kore Wine Company	59,186	60,000
Vineyard development costs, net	4,395,991	3,699,947
Property and equipment, net (Note 3)	18,192,809	16,729,162
Debt issuance costs, net	46,934	50,221

TOTAL ASSETS	$43,835,103	$38,678,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$346,719	$386,137
Accrued expenses	819,863	604,580
Income taxes payable	284,383	-
Investor deposits for preferred stock	-	1,476,232
Current portion of note payable	245,417	245,417
Current portion of long term debt	364,601	349,003
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	90,316	73,200
Grapes payable	1,044,848	816,879
Total current liabilities	3,339,004	4,094,305

Note payable, net of current portion	-	245,417
Long-term debt, net of current portion	4,549,039	4,824,015
Deferred rent liability	120,364	140,756
Deferred revenue-distribution agreement, net of current portion	130,938	238,083
Deferred gain	97,196	121,267
Deferred income taxes	1,848,000	1,848,000
Total liabilities	10,084,541	11,511,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
2,396,954 shares, aggregate liquidation preference $10,272,778, issued and outstanding at September 30, 2016 and 1,074,338 shares issued
and outstanding at December 31, 2015 respectively.	9,387,601	3,735,437
Common stock, no par value, 10,000,000 shares authorized, 5,219,411 and
5,139,177 shares issued at September 30, 2016 and December 31, 2015, respectively, 4,994,061 and 4,989,216 shares outstanding at
September 30, 2016 and December 31, 2015, respectively.	8,690,670	8,998,760
Retained earnings	15,672,291	14,432,836
Total shareholders’ equity	33,750,562	27,167,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,835,103	$38,678,876

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

SALES, NET	$4,741,711	$4,244,519	$13,564,508	$12,878,174
COST OF SALES	1,700,460	1,608,568	4,999,908	5,178,536

GROSS PROFIT	3,041,251	2,635,951	8,564,600	7,699,638

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,046,948	1,889,206	6,000,017	5,609,342

INCOME FROM OPERATIONS	994,303	746,745	2,564,583	2,090,296

OTHER INCOME (EXPENSE)
Interest income	2,688	74	7,489	78
Interest expense	(71,264)	(76,535)	(216,429)	(231,544)
Other income, net	35,626	37,502	162,126	155,427

INCOME BEFORE INCOME TAXES	961,353	707,786	2,517,769	2,014,257

INCOME TAX PROVISION	(361,542)	(253,530)	(952,896)	(735,532)

NET INCOME	599,811	454,256	1,564,873	1,278,725

Accrued preferred stock dividends	(131,832)	-	(325,418)	-

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$467,979	$454,256	$1,239,455	$1,278,725

Basic income per common share after preferred dividends	$0.09	$0.09	$0.25	$0.26

Diluted income per common share after preferred dividends	$0.09	$0.09	$0.25	$0.26

Weighted average number of
basic common shares outstanding	4,994,061	4,956,163	4,993,571	4,916,467
Weighted average number of
diluted common shares outstanding	4,998,444	5,007,883	4,997,737	4,964,520

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,564,873	$1,278,725
Adjustments to reconcile net income to net cash:
from operating activities
Depreciation and amortization	990,107	950,441
Stock based compensation expense	748	10,955
Non-cash loss from investment in Kore Wine Company	814	-
Deferred rent liability	(20,392)	(17,205)
Deferred gain	(24,071)	(24,072)
Change in operating assets and liabilities:
Accounts receivable	269,888	301,932
Inventories	(1,179,002)	(473,092)
Prepaid expenses and other current assets	57,468	(239,450)
Income taxes receivable	204,513	203,976
Unearned revenue	17,116	13,407
Deferred revenue-distribution agreement	(107,145)	(107,145)
Grapes payable	227,969	(64,364)
Accounts payable	(43,443)	(117,131)
Accrued expenses	215,283	241,626
Income taxes payable	284,383	-
Net cash from operating activities	2,459,109	1,958,603

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Kore Wine Company	-	(60,000)
Additions to vineyard development costs	(740,183)	(561,487)
Additions to property and equipment	(2,402,303)	(2,112,071)
Net cash from investing activities	(3,142,486)	(2,733,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from installment note for property purchase	-	490,834
Proceeds from investor deposits held as restricted cash	1,476,232	(3,038,278)
Proceeds from investor deposits held as liability	(1,476,232)	3,038,278
Payment on installment note for property purchase	(245,417)	-
Payments on long-term debt	(259,378)	(244,953)
Proceeds from issuance of preferred stock	5,326,746	-
Proceeds from exercise of stock options	194,052	454,515
Repurchase of common stock	(502,890)	(250,025)
Net cash from financing activities	4,513,113	450,371

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,829,736	(324,584)

CASH AND CASH EQUIVALENTS, beginning of period	4,010,664	519,761

CASH AND CASH EQUIVALENTS, end of period	$7,840,400	$195,177

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$20,113	$44,390

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of September 30, 2016 and 2015. 4,383 and 51,720 dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended September 30, 2016 and 2015, respectively. 4,166 and 48,053 dilutive shares are included in the computation of dilutive earnings per share for the nine month periods ended September 30, 2016 and 2015, respectively.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION - continued

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator

Net income	$599,811	$454,256	$1,564,873	$1,278,725
Accrued preferred stock dividends	(131,832)	-	(325,418)	-

Net income applicable to common shares	$467,979	$454,256	$1,239,455	$1,278,725

Denominator

Basic weighted average common shares	4,994,061	4,956,163	4,993,571	4,916,467
Dilutive stock options	4,383	51,720	4,166	48,053

Diluted weighted average common shares	4,998,444	5,007,883	4,997,737	4,964,520

Basic income per common share
after preferred dividends	$0.09	$0.09	$0.25	$0.26

Diluted income per common share
after preferred dividends	$0.09	$0.09	$0.25	$0.26

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2016	December 31, 2015

Winemaking and packaging materials	$506,094	$690,292
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	5,401,886	6,058,701
Finished goods (bottled wine and related products)	5,903,484	3,883,469

Current inventories	$11,811,464	$10,632,462

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2016	December 31, 2015

Construction in progress	$1,112,396	$482,284
Land, improvements and other buildings	6,435,443	5,089,472
Winery building and hospitality center	13,903,433	13,756,320
Equipment	9,303,507	9,055,987

	30,754,779	28,384,063

Accumulated depreciation	(12,561,970)	(11,654,901)

Property and equipment, net	$18,192,809	$16,729,162

In September 2016 the Company installed two 32,000 gallon fermentation tanks at the Estate Winery. The addition of these tanks increases the Company’s production capacity by approximately 27,000 cases.

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. The total amount of $1,000,000 received by the Company, related to this agreement, is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income. For the nine months ended September 30, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $107,145 and $107,145, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In February of 2016, the Company renewed the credit agreement until July 31, 2017. The interest rate was 3.5% at September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants which, among other things, require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of September 30, 2016, the Company was in compliance with these financial covenants.

Note payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of September 30, 2016 the Company had a balance of $245,417 due on April 1, 2017. No interest accrues under the terms of this note. As of December 31, 2015 the Company had a balance due of $490,834.

Long Term Debt - The Company has four long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $4,913,640 and $5,173,018 as of September 30, 2016 and December 31, 2015, respectively. These loans require monthly principal and interest payments of $53,058 for the life of the loans, at annual fixed interest rates ranging from 4.75% to 6.70%, and with maturity dates ranging from 2024 through 2028. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

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

The following table presents information related to the value of outstanding stock options for the period shown:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	7,000	$3.09	67,000	$3.22
Granted	-	-	-	-
Exercised	-	-	(60,000)	3.23
Forfeited	-	-	-	-

Outstanding at end of period	7,000	$3.09	7,000	$3.09

At September 30, 2016, the Company had 7,000 vested stock options with no unrecognized compensation expense.

The Company expenses stock options on a straight-line basis over the options’ related vesting term. Compensation expense related to stock options for the three months ended September 30, 2016 and 2015 was $4 and $372, respectively. Compensation expense related to stock options for the nine months ended September 30, 2016 and 2015 was $748 and $10,955, respectively.

Stock options exercised during the three months ended September 30, 2016 and 2015 were 0 and 58,000, respectively. Stock options exercised during the nine months ended September 30, 2016 and 2015 were 60,000 and 115,971, respectively.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $0 and $291,000 in income taxes for the three months ended September 30, 2016 and 2015, respectively. The Company paid $464,250 and $531,550 in income taxes for the nine months ended September 30, 2016 and 2015, respectively.

Interest - The Company paid $71,683 and $76,930 for the three months ended September 30, 2016 and 2015, respectively, in interest on long-term debt and revolving line of credit. The Company paid $218,150 and $233,585 for the nine months ended September 30, 2016 and 2015, respectively, in interest on long-term debt and revolving line of credit.

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

8) SEGMENT REPORTING - continued

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2016 and 2015. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$2,052,390	$1,767,638	$2,689,321	$2,476,881	$4,741,711	$4,244,519
Cost of Sales	633,116	541,918	1,067,344	1,066,650	1,700,460	1,608,568
Gross Margin	1,419,274	1,225,720	1,621,977	1,410,231	3,041,251	2,635,951
Selling Expenses	808,761	797,073	361,004	369,632	1,169,765	1,166,705
Contribution Margin	$610,513	$428,647	$1,260,973	$1,040,599	$1,871,486	$1,469,246
Percent of Sales	43.3%	41.6%	56.7%	58.4%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$5,019,220	$5,150,223	$8,545,288	$7,727,951	$13,564,508	$12,878,174
Cost of Sales	1,328,828	1,556,335	3,671,080	3,622,201	4,999,908	5,178,536
Gross Margin	3,690,392	3,593,888	4,874,208	4,105,750	8,564,600	7,699,638
Selling Expenses	2,332,103	2,225,678	1,189,349	1,170,875	3,521,452	3,396,553
Contribution Margin	$1,358,289	$1,368,210	$3,684,859	$2,934,875	$5,043,148	$4,303,085
Percent of Sales	37.0%	40.0%	63.0%	60.0%	100.0%	100.0%

Direct sales include $148,752 and $6,690 of bulk wine sales in the three months ended September 30, 2016 and 2015, respectively. Direct sales include $148,752 and $645,653 of bulk wine sales in the nine months ended September 30, 2016 and 2015, respectively.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9) SALE OF PREFERRED STOCK - continued

On December 22, 2015 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases. On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company has sold substantially all preferred stock, available under this offering, as of September 30, 2016.

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

In October 2016, the Company entered into an agreement to purchase approximately 40 acres of vineyard land, part of which is in the Dundee AVA. Additionally, the Company entered into purchase agreements to buy two parcels of land in the Walla Walla AVA, totaling approximately 37 acres, but has not yet completed those transactions.

In October 2016 the Company determined that approximately 74 tons of Pinot Noir grapes, received from a contract grower, contained excess sulfur making them unusable for the production of wine.  As of September 30, 2016 work-in-process inventory included $95,272 attributable to these grapes.  In November 2016 the Company reduced inventory by $95,272 and established a corresponding $95,272 receivable from the grower who supplied the defective grapes.

In October 2016 the Company settled a claim, against a neighboring farmer, for the over-spray of chemicals that damaged Pinot Noir grapes in the Elton Vineyard in 2013. As a result of a settlement of $180,000, the Company received $110,000, net of attorney fees, which will be recorded as Other Income in the fourth quarter of 2016.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of governmental regulatory decisions. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Such policies were unchanged during the three months ended September 30, 2016.

Overview

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s recently remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 3,591 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 5,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 293 net members, or 4.6%, to a total of 6,663 members for the nine months ending September 30, 2016. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $148,752 for the three months ended September 30, 2016 and $6,690 in bulk wine sales in the same period of 2015. The Company had bulk wine sales of $148,752 for the nine months ended September 30, 2016 and $645,653 in bulk wine sales in the same period of 2015.

The Company sold approximately 95,105 and 87,765 cases of produced wine during the nine months ended September 30, 2016 and 2015, respectively, an increase of 7,340 cases, or 8.4% in the current year period over the prior year period.  The increase in wine sales was primarily the result of increased direct to consumer sales as well as increased sales through distributors in 2016.

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

At September 30, 2016, wine inventory includes approximately 106,698 cases of bottled wine and 286,600 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 134,718 cases during the nine months ended September 30, 2016.

Net income for the three months ended September 30, 2016 and 2015 was $599,811 and $454,256, respectively, an increase of $145,555, or 32.0%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2016 and 2015 was $1,564,873 and $1,278,725, respectively, an increase of $286,148, or 22.4%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended September 30, 2016 and 2015 was $467,979 and $454,256, respectively, an increase of $13,723, or 3.0%, in the current year period over the prior year period. Income applicable to common shareholders for the nine months ended September 30, 2016 and 2015 was $1,239,455 and $1,278,725, respectively, a decrease of $39,270, or 3.1%, in the current year period over the prior year period.

Gross profit for the three months ended September 30, 2016 and 2015 was $3,041,251 and $2,635,951, respectively, an increase of $405,300, or 15.4%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended September 30, 2016 and 2015 was 64.1% and 62.1%, an increase of 2.0 percentage points, in the current year period over the prior year period. Gross profit for the nine months ended September 30, 2016 and 2015 was $8,564,600 and $7,699,638, respectively, an increase of $864,962, or 11.2%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 and 2015 was 63.1% and 59.8%, an increase of 3.3 percentage points, in the current year period over the prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company generated $0.09 in basic earnings per share after preferred dividends during each of the three months ended September 30, 2016 and 2015. The Company generated $0.25 and $0.26 in basic earnings per share after preferred dividends during the nine months ended September 30, 2016 and 2015, respectively.

Management believes earnings per share will continue to be effectively reduced by preferred stock dividends until funds from the sale of preferred stock are deployed in new wineries and begin generating a return on those funds.

The Company continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

The Company's Founder Jim Bernau was nominated for 'Person of the Year' in the Wine Star Awards presented by Wine Enthusiast Magazine.
The Company was selected as the Best Vineyard/Tasting Room Experience by Sunset Magazine in their annual Sunset Travel Awards. The Sunset Travel Awards honor the West's top destinations in lodging, dining, cultural tourism, outdoor adventure and attractions. The Company is the first Oregon winery to win the award.

Wine Enthusiast Magazine rated the Company's 2015 Whole Cluster Pinot Noir a 90 point and Editors' Choice, Whole Cluster Rose' a 90 point and Editors' Choice, Pinot Gris a 90 point and Editors' Choice, 2013 Elton Pinot Noir a 90 point, and 2014 Estate Chardonnay a 90 point score.

Portland Monthly Magazine included the Company's 2014 Estate Pinot Noir (#13) and 2014 Estate Chardonnay (#32) on the list of Oregon's 50 Best Wines.

The Company's 26th annual Grape Stomp Championships & Harvest Celebration was featured in a USA Today article titled, "Where to stomp grapes this harvest season." The article was also syndicated to the Portland Tribune.

The Company's 2015 Estate Rose' of Pinot Noir was a featured wine selection in a Cleveland.com online article titled, "3 West Coast roses at varying prices."

The Company's 2014 Riesling was Wine Spectator's featured wine pairing for Labor Day Grilling with heritage pork chops.

Colorado Spring's The Gazette newspaper selected the Company's 2015 Estate Rose' of Pinot Noir for the "Think pink for summer's drink" article.

The Tri-City Herald in central Washington wrote an article called, "Great Northwest Wine: The world of Oregon Pinot Noir," including a tasting note of the Company's 2014 Estate Pinot Noir.

SouthCoast Today shared the Company's winery story and rated the wines as "outstanding."

The Company partnered with the Portland Timbers major league soccer team for the 2016 season. The partnership includes in-stadium experiences and tastings, premium concession offerings and joint advertising.

The Company partnered with a major dairy Co-op on in-store displays and promotions featuring their cheese and the Company's wine in two major chain stores.

The Company partnered with Timberline Lodge on a sustainable food educational dinner series called Pasture and Pinot Noir. The program is expected to run through the end of the year and feature grass-fed beef paired with the Company's wines in their on-site restaurant.

The Company participated in Chicago Gourmet and Los Angeles Food and Wine events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2016 and 2015 were $4,741,711 and $4,244,519, respectively, an increase of $497,192, or 11.7%, in the current year period over the prior year period. This increase was primarily caused by increases in retail sales of $284,752, and sales through distributors of $212,440 in the three months ended September 30, 2016 compared to the same period in the prior year. Sales for the nine months ended September 30, 2016 and 2015 were $13,564,508 and $12,878,174, respectively, an increase of $686,334, or 5.3%, in the current year period over the prior year period. This increase was primarily caused by an increase in core retail sales (direct sales less bulk sales) of $370,855 and sales through distributors of $817,337, being partially offset by a decrease in bulk wine and miscellaneous sales of $501,858 in the first nine months of 2016 compared to the same period in the prior year. The increase in core retail sales during both periods of 2016 was primarily the result of increased wine club, tasting room and other direct sales. The decrease in bulk wine sales in both the third quarter and first nine months of 2016, when compared to the same periods in 2015, was primarily the result of less excess wine available in 2016 when compared to 2015. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended September 30, 2016 and 2015 were $1,700,460 and $1,608,568, respectively, an increase of $91,892, or 5.7%, in the current period over the prior year period. Cost of Sales for the nine months ended September 30, 2016 and 2015 were $4,999,908 and $5,178,536, respectively, a decrease of $178,628, or 3.4%, in the current period over the prior year period. The increase in the third quarter, compared to the same period in 2015, is primarily the result of increase sales. The decrease in both the third quarter and first nine months of 2016, compared to same periods of 2015, were primarily the result of an overall increase in margins of vintages currently being sold which was mainly caused by the release of vintages in 2016 with lower cost of goods due to higher 2014 and 2015 harvest yields.

Gross Profit

Gross profit for the three months ended September 30, 2016 and 2015 was $3,041,251 and $2,635,951, respectively, an increase of $405,300, or 15.4%, in the current year period over the prior year period. Gross profit for the nine months ended September 30, 2016 and 2015 was $8,564,600 and $7,699,638, respectively, an increase of $864,962, or 11.2%, in the current year period over the prior year period. The increase in both periods was primarily the result of an overall increase in core retail sales and sales through distributors in addition to the release of vintages with higher profit margins in 2016 that more than offset the decrease in bulk wine sales during the year.

Gross profit as a percentage of net sales for the three months ended September 30, 2016 and 2015 was 64.1% and 62.1%, an increase of 2.0 percentage points, in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 and 2015 was 63.1% and 59.8%, an increase of 3.3 percentage points, in the current year period over the prior year period. The increase in gross profit percentage during 2016 over the comparable periods in 2015 was primarily the result of the release of vintages with lower cost of goods due to higher 2014 and 2015 harvest yields.

While the Company’s gross profit percentage has benefited from higher harvest yields in 2014 and 2015, it expects that these higher margins will not exist with several core wines produced from the 2016 harvest. During the 2016 harvest a major grape supplier delivered significantly fewer grapes than required under contract. As a result the Company was required to pursue some higher cost options to hit production targets on these wines and anticipates lower gross profit percentages as a result.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2016 and 2015 was $2,046,948 and $1,889,206, respectively, an increase of $157,742, or 8.3%, in the current year period over the prior year period. Selling, general and administrative expense for the nine months ended September 30, 2016 and 2015 was $6,000,017 and $5,609,342, respectively, an increase of $390,675, or 7.0%, in the current year period over the prior year period. The increase in both periods in 2016 compared to the same periods in 2015 was primarily the result of increased retail selling efforts and general marketing in 2016 as well as increases in administrative costs not attributable to an isolated factor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 was $71,264 and $76,535, respectively, a decrease of $5,271 or 6.9%, in the current year period over the prior year period. Interest expense for the nine months ended September 30, 2016 and 2015 was $216,429 and $231,544, respectively, a decrease of $15,115 or 6.5%, in the current year period over the prior year period. The reduction in interest expense in both periods of 2016 compared to the same periods in 2015 was primarily the result of reduced debt in the current year when compared to the prior year.

Income Taxes

The income tax expense for the three months ended September 30, 2016 and 2015 was $361,542 and $253,530, respectively, an increase of $108,012 or 42.6%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 37.5% and 35.8% for the three months ended September 30, 2016 and 2015, respectively. The income tax expense for the nine months ended September 30, 2016 and 2015 was $952,896 and $735,532, respectively, an increase of $217,634 or 29.6%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 37.8% and 36.5% for the nine months ended September 30, 2016 and 2015, respectively.

Net Income

Net income for the three months ended September 30, 2016 and 2015 was $599,811 and $454,256, respectively, an increase of $145,555, or 32.0%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2016 and 2015 was $1,564,873 and $1,278,725, respectively, an increase of $286,148, or 22.4%, in the current year period over the prior year period. The increase in both the third quarter and the first nine months of 2016, compared to the same periods in 2015, was primarily the result of an overall increase in sales of wines combined with higher margins in the current periods compared to the prior year periods.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2016 and 2015 was $467,979 and $454,256, respectively, an increase of $13,723, or 3.0%, in the current quarter over the same quarter in the prior year, mainly as a result of higher net income partially offset by the accrual of preferred stock dividends in the third quarter of 2016. Income applicable to common shareholders for the nine months ended September 30, 2016 and 2015 was $1,239,455 and $1,278,725, respectively, a decrease of $39,270, or 3.1%, in the current year period over the prior year period. The decrease in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of increased net income, in the current period when compared to the prior year period, being more than offset by the accrual of preferred stock dividends.

Liquidity and Capital Resources

At September 30, 2016, the Company had a working capital balance of $17.8 million and a current working capital ratio of 6.33:1. At December 31, 2015, the Company had a working capital balance of $14.0 million and a current working capital ratio of 4.43:1.

At September 30, 2016, the Company had a cash balance of $7,840,400 compare to a cash balance of $4,010,664 at December 31, 2015. This change was primarily the result of proceeds from operating activities and the sale of preferred stock partially offset by spending on capital improvements.

Total cash provided by operating activities in the nine months ended September 30, 2016 was $2,459,109. Cash provided by operating activities from operations for the nine months ended September 30, 2016 was primarily associated with income from operations partially offset by an increase in inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total cash used in investing activities in the nine months ended September 30, 2016 was $3,142,486. Cash used in investing activities for the nine months ended September 30, 2016 primarily consisted of property and equipment purchases and vineyard development.

Property and equipment assets net of accumulated depreciation increased to $18,192,809 as of September 30, 2016 compared to $16,729,162 as of December 31, 2015, mainly as a result a $1,463,647 increase in assets categorized as land, improvements and other buildings during the first nine months of 2016.

Total cash provided by financing activities in the nine months ended September 30, 2016 was $4,513,113. Cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of proceeds from the sale of preferred stock and the exercise of stock options partially offset by the repurchase of common stock and the payment of debt.

Non-cash investing and financing activities in the nine months ended September 30, 2016 was $20,113. This change was primarily the result of timing differences in the payment of invoices.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in February of 2014, until July 31, 2017. The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2016 is 3.5%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2016, the Company was in compliance with all of the financial covenants.

At September 30, 2016 and December 31, 2015 the Company had no balance outstanding on the line of credit. At September 30, 2016, the Company had $2,000,000 available on the line of credit.

As of September 30, 2016 the Company had an installment note payable of $245,417, due on April 1, 2017, associated with the purchase of 42 acres of farmland in the Walla Walla AVA. As of December 31, 2015 the Company had a balance of $490,834 due on this note.

As of September 30, 2016, the Company had a total long-term debt balance of $4,913,640, including the portion due in the next year, owed to Farm Credit Services. As of December 31, 2015, the Company had a total long-term debt balance of $5,173,018.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to fund the Company’s ongoing operating activities and our anticipated capital requirement for at least twelve months.

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4:

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of September 30, 2016 from those disclosed in the 2015 Annual Report. However, it is important to note that the risks described in our 2015 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c)

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 2016	2,000	$8.06	2,000	$128,029
Month #2
August 2016	10,301	$8.02	10,301	$295,390
Month #3
September 2016	7,933	$8.05	7,933	$231,557
Total	20,234	$8.04	20,234	$231,557

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. - continued

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. On April 25, 2016, the Board approved allocating additional funds to increase the plan balance back to the $250,000 level and additionally approved the repurchase of up to $100,000 of the Company’s common stock from private parties. On August 29, 2016 the Board approved adding an additional $250,000 to the plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of September 30, 2016, $279,168 remained unspent under this plan.

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
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 10, 2016	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)