Form 10-K
period 2016-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2017-03-23
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code: (503) 588-9463
Securities registered pursuant to Section 12(b) of the Act: Series A Redeemable Preferred Stock (Title of class)
Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $30,560,166.

The number of outstanding shares of the registrant’s Common Stock as of March 23, 2017 was 5,006,255.
The number of outstanding shares of the registrant’s Preferred Stock as of March 23, 2017 was 2,396,954.

___________________

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” “estimates” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. However, not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors” in this Annual Report on Form 10-K. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operations. We caution you not to place undue reliance on forward looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward information to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, unless required by law to do so.

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek and Tualatin Estate labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

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

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2016, $22 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Rose, $18 to $24 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles: Semi-Sparkling Muscat, $19 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $45 per bottle; Merlot, $40 per bottle; Cabernet Sauvignon, $45 per bottle; Grenache, $45 per bottle; Cabernet Franc, $45 per bottle; The Griffin (a Bordeaux style blend), $65 per bottle; and Viognier, $30 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles: Oregon Blossom (blush blend), $12 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, BIO-CASK, DAEDALUS CELLARD, NOG, OREGON’S NOT, OREGON’S LANDMARK WINERY, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, and IT’S WILLAMETTE, DAMMIT marks. Additionally, the Company has allowed use on PAMBRUN, PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 1995 to 2016, U.S. wineries grew in number from 1,817 to 8,702. In addition, wineries are classified as one of the fastest growing segments in agriculture with an average annual growth of 10–15%.

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

U.S. wineries decreased production in 2015, the most recent year such data is available, by 8% and produced approximately 323 million cases. Pinot Noir is one of the highest-priced varietals on the market, yet its sales have nearly tripled in the U.S. since the movie Sideways was released in 2004. In 2016, red blends sales increased 10.1% and wine priced at $11 per bottle, and above, had sales growth while bottles priced below $8 had a decline in sales volume. In Oregon, wines price at greater than $20 per bottle are growing faster than other segments.

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

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. In 2015, the most recent year such data is available, there were 702 commercial wineries licensed in Oregon, an increase of 4% from 2014, and 28,034 planted acres of wine grape vineyards, 24,742 acres of which were harvested. Oregon wine grapes produced a 2015 crop with a total value of $171 million, an increase of 1.7% from 2014. Pinot Noir leads all varieties accounting for 62% of harvested acreage. Oregon case sales in 2015 are estimated at 3.1 million, up from 2.8 million in 2014, a 6.9% increase, with the largest channel increase in direct to consumer sales at 14%. Case sales in dollars for 2015 are estimated to be $470 million, a 9% increase from 2014.

Because of climate, soil and other growing conditions, the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards. Though Oregon contributed only 1% of domestic wine production, it accounted for 21% of domestic wines that garnered a score of 90 points or higher by Wine Spectator in 2015.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. As of December 31, 2016, the Company has not detected any phylloxera at its Turner site. Beginning with the Company’s plantings in May 1992, only phylloxera-resistant rootstock is used. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s Estate and Griffin Creek brands.

2015 Oregon harvest – The Oregon Vineyard and Winery Census Report states that the total grapes crushed in Oregon rose 5%, compared to 2014, to a record high of 73,518 tons. Pinot Noir continued to lead statewide production representing 60% of the tonnage grown and crushed. Yield increased to an average 3.43 tons per acre from 24,742 harvested acres.

2016 Oregon harvest – There is no official data available on the 2016 Oregon harvest as of the date of this report.

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

The Company believes the location of the Estate Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales opportunities to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. We also believe the Company’s remodeled Hospitality Center, at the Estate Winery, has further increased the Company’s direct sales and enhanced public recognition of its wines.

In order to remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and winery in the Walla Walla AVA under the name Pambrun. This winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals to compete in the ultra-premium wine market. The Company intends to release wines under the Pambrun label beginning with the 2015 vintage year and plans to start facility construction in 2019. Additionally, the Company is developing a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand will produce primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company intends to release wines under the Elton label beginning with the 2015 vintage year and plans to complete facility construction in 2024. In June 2016 the Company purchased 53 acres in the Ribbon Ridge AVA and is in the process of planning vineyard development and a small single vineyard brand offering. In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area and is in the process of developing a plan for the use and development of that property.

Vineyards

The Company owns and leases approximately 794 acres of land, of which 625 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 76% of the grapes needed to meet the winery’s production capacity, of 378,000 gallons (159,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2016	Harvest 2015
Owned Vineyards
WVV Estate	107	60	4	1	42	197	269
Tualatin Estate Vineyard	107	48	12	-	47	162	246
Ingram Vineyard	86	2	60	-	24	5	-
Pambrun Vineyard	42	-	15	16	11	-	-
Loeza Vineyard	62	-	13	45	4	-	-
Ribbon Ridge Vineyard	53	-	-	25	28	-	-
Rocks Vineyard	37	-	-	36	1	-	-
Dundee Vineyard	40	-	-	40	-	-	-
Sub-Total	534	110	104	163	157	364	515

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	231	330
Meadowview Vineyard	45	45	-	-	-	217	292
Elton Vineyard	59	54	-	2	3	109	157
Ingram Vineyard	110	-	70	40	-	-	-
Sub-Total	293	168	70	42	13	557	779

Contracted Vineyards*
Various	304	304	-	-	-	1,052	1,094

Total	1,131	582	174	205	170	1,973	2,388

* Contracted acreage is estimated

WVV Estate –Established in 1983, the Company’s Estate Vineyard (the “Estate Vineyard”) is located at the Winery location south of Salem, near Turner, Oregon. The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs. The Company planted one half acre in 2016.

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

Ingram Estate and Elton Vineyard – The Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings. Adjacent to the purchased land is an additional 110 leased acres, also for vineyard development. The Company believes the site is ideally situated to grow premium Pinot Noir and planted 24 acres in 2016. The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards. The Company intends to plant 22 leased acres at Ingram in 2017.

Pambrun Vineyards – In 2015, the Company purchased 42 acres in the Walla Walla AVA near the town of Milton-Freewater, Oregon. Additionally, the Company has exercised an option to buy another 45 acres in 2017. The Company believes this site is ideal to grow Cabernet Sauvignon and other Bordeaux-varietals. Wines produced from this vineyard are expected to be sold under the Pambrun label. The Company planted 15 acres in 2016 and intends to plant 4 acres in 2017.

Loeza Vineyard – The Company purchased 62 acres near Gaston, Oregon in 2014, for vineyard plantings, and believes the site is ideally situated to grow premium Pinot Gris. The site is close to Tualatin Vineyards which allows the Company to leverage existing crews for vineyard development and operations. The Company planted 13 acres in 2016 and intends to plant 35 acres in 2017.

Ribbon Ridge Vineyard – The Company purchased 53 acres in the Ribbon Ridge sub-AVA in 2016 for vineyard plantings and believes the site is suitable for growing ultra-premium Pinot Noir. The Company plans to plant 15 acres in the fall of 2017.

Rocks Vineyard – The Company purchased approximately 37 acres in the new Rocks District of Milton-Freewater appellation near Milton-Freewater, Oregon in 2016. No plantings are planned until 2018.

Dundee Vineyard – The Company purchased 40 acres in Dundee, Oregon in December 2016. The Company has no plans for planting this site in 2017.

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

Grape supply – In 2016, the Company’s producing acres in the Estate Vineyard yielded approximately 197 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced an aggregate of 585 tons of grapes in 2016. Elton and Ingram Vineyards produced 88 tons of grapes in 2016.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2016, the Company purchased an additional 1,052 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to purchase properties for future vineyards.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Estate Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year round spring that feeds an irrigation pond. Additionally, the Company has water rights at the Pambrun and Rocks Vineyards.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 159,000 cases (378,000 gallons) of wine per year, depending on the type of wine produced. In 2016, the Winery produced approximately 141,416 cases (336,300 gallons) from its 2014 and 2015 harvest. The Company expects to produce approximately 143,000 cases (340,000 gallons) in 2017 from its 2015 and 2016 harvests.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to four mortgages with an aggregate principal balance of $4,824,095 at December 31, 2016. The mortgages are payable in monthly aggregate installments, including principal and interest, of approximately $53,059. The maturity dates of the mortgages range from December 1, 2024 through December 1, 2028.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416

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

Direct sales produce a higher profit margin because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2016 and 2015, direct sales contributed approximately 36% and 39% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 5 non-domestic (export) customers. For 2016 and 2015, sales to distributors and wine brokers contributed approximately 64% and 61% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has almost 80% of the state’s wineries and vineyards and is home to approximately 531 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minutes to a two hour drive.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is approximately a 45 minute drive from Portland and less than one mile from The Enchanted Forest, a popular amusement park which operates from April through September each year.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2016, sales to one distributor represented approximately 19.0% of total Company revenue. In 2015, sales to one distributor represented approximately 18.2% of total Company revenue.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its estimated production capacity of 437,000 gallons (184,000 cases) per year at its Estate Vineyards and Tualatin Vineyard locations give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the estimated production capacity level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

The Company management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and consumers of its wine. Although much of the Company’s expenses for protecting the environment are voluntary, the Company is regulated by various local, state and federal agencies regarding environmental laws. However, these regulatory costs and processes are effectively integrated into the Company’s regular operations and consequently do not generally cause significant alternative processes or costs.

Employees

As of December 31, 2016 the Company had approximately 108 full-time employees and 38 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, including Grapevine Red Blotch Disease (GRBV), drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with phylloxera. In particular, Tualatin Vineyards have phylloxera. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Additionally, long-term changes in weather patterns could adversely affect the Company.

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

The Company’s ability to operate requires utilization of the line of credit

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements, the proceeds of which were used to acquire the Tualatin Winery and the Tualatin Vineyards, construct and remodel the Hospitality Center and pay down the Company’s revolving line of credit. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under its line of credit facility will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

As of December 31, 2016, the Company’s outstanding indebtedness was approximately $4.9 million and the Company had a line of credit balance of $0 on a maximum borrowing amount of $2 million.

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

Certain provisions in our articles of incorporation, our by-laws and Oregon law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include, but are not limited to; the classification of our Board of Directors (the “Board”) into three classes serving staggered three-year terms, which makes it more difficult to quickly replace Board members; the ability of our Board, subject to certain limitations under the rules of the NASDAQ Stock Market, to issue shares of preferred stock with rights as it deems appropriate without stockholder approval; a provision that special meetings of our Board may be called only by our chief executive officer or at the request of holders of not less than half of all outstanding shares of our common stock; a provision that any member of the Board, or the entire Board, may be removed from office only for cause; and a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders. The Board may implement other changes that further limit the potential for tender offers or takeover attempts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 827 acres of land, of which 534 acres is owned and 293 acres leased. Of the 827 acres of land owned or leased, 278 acres are productive vineyards, 379 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 170 acres are not suitable for vineyard planting or are used for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 159,000 cases (378,000 gallons) of wine per year, depending on the type of wine produced. In 2016, the Winery produced approximately 141,416 cases (336,300 gallons) from its 2014 and 2015 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

The following table below sets forth for the quarters indicated the high and low sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2016	12/31/2016	9/30/2016	6/30/2016	3/31/2016

High	$8.36	$8.75	$9.00	$7.19
Low	$7.80	$7.62	$6.90	$6.55

Quarters ended 2015	12/31/2015	9/30/2015	6/30/2015	3/31/2015

High	$8.20	$8.10	$7.23	$6.24
Low	$6.66	$4.50	$5.95	$5.50

The Company’s Series A Redeemable Preferred Stock (the “Preferred Stock”) is listed on the NASDAQ Capital Market under the symbol “WVVIP.” Although it is listed, as of December 31, 2016 there was limited trading for the recently issued stock.

Holders

As of March 14, 2017, the Company had approximately 2,879 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

The Company has paid a prorated annual dividend on its Preferred Stock. On December 30, 2016 the Company paid $.22 per share to Preferred Stock shareholders of record as of December 12, 2016. Shares issued by the Company after January 1, 2016 received a prorated dividend based upon their original issue date. The Company offers a program that allows Preferred Stock shareholders to use their dividends as credits for wine purchases at additional discounts. Total dividends paid, in cash and wine credits, were $462,529 and the payment satisfied all accrued dividend liability through December 31, 2016. The Company anticipates paying Preferred Stock dividends annually in December of each year.

Equity Compensation Plans

See Item 12 – Equity Compensation Plan Information of this Annual Report on Form 10-K for information concerning securities authorized for issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities not disclosed in previous submissions are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 2016	2,350	8.11	2,350	$212,496
November 2016	-	-	-	212,496
December 2016	600	8.18	600	207,586

Total	2,950	8.13	2,950	$207,586

In January 2012 the Company began its first program to repurchase common stock and has approved two subsequent programs. As of December 31, 2016 the Company has repurchased 219,792 shares of common stock since the inception of the original program.

In November of 2015 the Board approved its most recent program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. On April 25, 2016, the Board approved allocating additional funds to increase the plan balance back to the $250,000 level and additionally approved the repurchase of up to $100,000 of the Company’s common stock from private parties. On August 29, 2016 the Board approved adding an additional $250,000 to the plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of December 31, 2016, $207,586 remained unspent under this plan.

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

Revenue - The Company’s principal sources of revenue are derived from sales and distribution of wine. Distributor sales are recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with customers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day or longer terms for some international customers. Direct sales from items sold through the Company’s retail locations are recognized at the time of sale.

Inventory - The Company values inventories at the lower of actual cost to produce the inventory or market value. The Company regularly reviews inventory quantities on hand and adjusts its production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if the Company’s inventory cost is determined to be greater than the net realizable value of the inventory upon sale, the Company would be required to recognize such excess costs in its cost of goods sold at the time of such determination. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and cases sold and, therefore, the carrying value of the Company’s inventory and its reported operating results.

Additionally, the Company regularly evaluates inventory for obsolescence and marketability and if it determines that the inventory is obsolete, or no longer suitable for use or marketable, the cost of that inventory is recognized in its cost of sales at the time of such determination.

Vineyard Development - The Company capitalizes internal vineyard development costs prior to the vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs. Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.

Depletions - The Company pays depletion allowances to the Company’s distributors based on their sales to their customers. The Company sets these allowances on a monthly basis and the Company’s distributors bill them back on a monthly basis. All depletion expenses associated with a given month are recognized in that month as a reduction of revenues. The Company also reimburses for samples used by distributors up to 1.5% of product sold to the distributors. Sample expenses are recognized at the time the Company is billed by the distributor as a selling, general and administrative expense.

Shipping - Amounts paid by customers to the Company for shipping and handling expenses are included in the net revenue. Expenses incurred for outbound shipping and handling charges are included in selling, general and administrative expense. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling expenses as a cost of goods sold.

Income Taxes – The Company accounts for income taxes using the asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax basis of assets and liabilities at the applicable tax rates. The Company evaluates deferred tax assets, and records a valuation allowance against those assets, if available evidence suggests that some of those assets will not be realized.

 The effect of uncertain tax positions would be recorded in the financial statements only after determining a more likely than not probability that the uncertain tax positions would withstand an examination by tax authorities based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As facts and circumstances change, management reassesses these probabilities and would record any changes in the financial statements as appropriate.

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center and growth in wine club membership. The Company had 6,714 wine club memberships for the year ended December 31, 2016, a net increase of 344 when compared to 2015. Periodically, the Company will also sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 134,700 and 121,800 cases of produced wine during the years ended December 31, 2016 and 2015, respectively, an increase of 12,900 cases, or 10.6% in the current year over the prior year.  The increase in wine sales was the result of growth in both retail sales and sales through distributors.

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

At December 31, 2016, wine inventory includes approximately 72,400 cases of bottled wine and 407,600 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 141,416 cases during the year ended December 31, 2016.

Results of Operations

The Company had net sales of $19,425,412 and $17,938,872 for the years December 31, 2016 and 2015, respectively, an increase of $1,486,540 or 8.3%, for the year ended December 31, 2016 over the prior year period. The reasons for this increase include increased sales in all categories except bulk wine; retail sales (10.2%), in-state sales (13.8%), out-of-state sales (12.5%) and sales of bulk products (-68.5%). The reduction in bulk wine sales is primarily attributable to high harvest yields in 2015 that did not exist in 2016.

Gross profit was $12,220,528 and $10,846,761 for the years ended December 31 2016 and 2015, respectively, an increase of $1,373,767, or 12.7%, for the year ended December 31, 2016 over the prior year period. This increase was generally driven by an increase in sales and a reduced cost of sales as a percentage of sales.

The gross margin percentage was 62.9% and 60.5% for the years ended December 31, 2016 and 2015, respectively, an increase of 4.0%, for the year ended December 31, 2016 over the prior year period. This increase in the gross profit percentage is primarily the result of an overall increase in per case margins.

Selling, general and administrative expenses were $8,053,127 and $7,573,801 for the years ended December 31, 2016 and 2015, respectively, an increase of $479,326, or 6.3%, for the year ended December 31, 2016 over the prior year period. This increase was mainly the result of both increased selling expenses and increased general and administrative costs associated with efforts to increase sales and accommodate and develop retail growth.

Income from operations was $4,167,401 and $3,272,960 for the years ended December 31, 2016 and 2015, respectively, an increase of $894,441, or 27.3%, for the year ended December 31, 3016 over the prior year period. The primary reason for this increase was increased gross profit, which was partially offset by increased selling expenses and administrative expense.

Provision for income taxes was $1,478,310 and $1,275,416 for the years ended December 31, 2016 and 2015, respectively, an increase of $202,894, or 15.9%, for the year ended December 31, 2016 over the prior year period. This increase in income taxes is 2016 compared to 2015 were primarily the result of higher pretax income in 2016 compared to the previous year partially offset by a lower effective tax rate.

Net income was $2,628,975 and $1,901,832, for the years ended December 31, 2016 and 2015, respectively, an increase of $727,143, or 38.2%, for the year ended December 31, 2016 over the prior year period. The primary reason for this increase was an overall increase in income from operations. Additionally, the Company recorded $110,000 in net proceeds received in 2016 from a legal claim, regarding damage to grapes that occurred in 2013 from an adjacent farm overspray, which was included as an offset to selling, general and administrative expense for 2016.

Net income applicable to common shareholders was $2,166,446 and $1,844,221, for the years ended December 31, 2016 and 2015, respectively, an increase of $322,225, or 17.5%, for the year ended December 31, 2016 over the prior year period. This increase was primarily driven by increased income from operations in 2016 compared to 2015.

Diluted income per common share after preferred dividends was $0.43 and $0.37 for the years ended December 31, 2016 and 2015, respectively, an increase of $0.06, or 16.7%, for the year ended December 31, 2016 over the prior year period. The primary reason for this increase is an increase in net income in 2016 compared to 2015.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 36.0%, 19.1% and 44.9%, of net sales for the year ended December 31, 2016, respectively. This compares to 38.5%, 18.2% and 43.3% of net sales for the year ended December 31, 2015, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company had cash balances of $5,706,351, at December 31, 2016, and $4,010,664 at December 31, 2015. The Company had no outstanding line of credit balance at December 31, 2016 or 2015.

EBITDA

In 2016, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 20.2% to 5,724,058 from 4,760,442 in 2015, primarily as a result of higher net income and depreciation and amortization expenses.

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

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2016	2015
Net Income	$2,628,975	$1,901,832
Depreciation and amortization expense	1,335,254	1,274,243
Interest Expense	291,370	311,188
Interest Income	(9,851)	(2,237)
Income tax expense	1,478,310	1,275,416
EBITDA	$5,724,058	$4,760,442

Sales

Wine sales for the years ended December 31, 2016 and 2015 and ending inventory amounts for the year ended December 31, 2016, are shown on the following table, as well as planned production quantities for the year ending December 31, 2017:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2016	2015	December 31, 2016	(Cases) 2017

Pinot Noir/Estate	13,900	14,000	18,100	15,200
Pinot Noir/Barrel Select	10,800	10,800	200	9,000
Pinot Noir/Founders Reserve	3,400	3,500	5,100	5,000
Pinot Noir/Special Designates	4,100	4,200	7,400	4,100
Pinot Noir/Whole Cluster	38,000	30,100	4,300	35,200
Pinot Gris	24,500	22,400	11,800	26,000
Riesling	22,000	20,100	7,500	19,500
Chardonnay	2,600	3,500	4,200	4,300
Table Wine	10,300	6,100	5,300	12,500
Other	5,100	7,100	8,500	12,200

Total Total	134,700	121,800	72,400	143,000

Approximately 52% of the Company’s case sales during 2016 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 18% and 16% of case sales each, respectively. The Company sold approximately 134,700 and 121,800 cases of Company-produced wine during the years ended December 31, 2016 and 2015, respectively. This represents an increase of approximately 12,900 cases, or 10.6% in 2016 compared to 2015. This increase in case sales in 2016 compared to 2015 was primarily the result of growth in both retail sales and sales through distributors.

Wine Inventory

The Company had approximately 72,400 cases of bottled wine on-hand at the end of 2016. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 143,000 cases of wine in 2017 and that sufficient stock is on hand to meet current demand levels until the 2017 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2016, approximately 141,416 cases were produced, and Management anticipates bottling approximately 143,000 cases in 2017. The Winery has capacity to comfortably store and process about 159,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies to increase the efficiency and quality of wine production. During 2016, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 25,000 cases of wine. The facility is maintained in good condition, and is occasionally used by other local wineries. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2016 and 2015 vintages, the Company grew approximately 47% and 54% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2016 and 2015, 32% and 16% of grapes harvested were purchased under short-term contracts, and 21% and 30% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $525,118 and $959,446 worth of grapes from long-term contracts during the years ended December 31, 2016 and 2015, respectively. The Company received $1,258,642 and $900,792 worth of grapes from short-term contracts during the years ended December 31, 2016 and 2015, respectively. Total grapes payable were $693,666 and $816,879 as of December 31, 2016 and 2015, respectively. Grapes payable includes $225,118 and $410,575 of grapes payable from long-term contracts as of December 31, 2016 and 2015, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 174 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin bearing fruit in the next one to three years. The Company has approximately 173 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 76 acres and 75 acres in the years 2017 and 2018, which we anticipate will begin bearing fruit in years 2021 and 2022, respectively. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

In 2016, a major grape supplier substantially under-delivered grape quantities, anticipated under the contract with us, causing the Company to purchase grapes from other local growers. The Company is reevaluating its relationship with this grower and as a result may purchase fewer grapes under the long-term contract categorization.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines, was enhanced by national and regional media coverage and partnerships throughout 2016.

The Company's Founder Jim Bernau was nominated for 'Person of the Year' in the Wine Star Awards presented by Wine Enthusiast Magazine. The Willamette Valley was honored by earning ‘Region of the Year.’

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

Wine Enthusiast Magazine rated the Company's 2015 Whole Cluster Pinot Noir a 90 point and Editors' Choice, Whole Cluster Rose' a 90 point and Editors' Choice, Pinot Gris a 90 point and Editors' Choice, 2013 Bernau Block Pinot Noir a 91 point and Cellar Selection, 2013 Signature Cuvée Pinot Noir a 92 point, 2013 Hannah Pinot Noir a 91 point, 2013 Elton Pinot Noir a 90 point, and 2014 Estate Chardonnay a 90 point score.

Wine Spectator rated the Company’s 2013 Tualatin Estate Pinot Noir a 91 point, 2013 Signature Cuvée Pinot Noir a 91 point, and 2013 Vintage 40 Chardonnay a 89 point score. Wine Spectator rated the 2014 Riesling with a 90 point and “Best Buy” in the February 2016 issue.

Vinous, which recently purchased Stephen Tanzer's International Wine Cellar, reviewed the Company's 2013 Pinot Noirs and awarded 91 points to the Hannah Pinot Noir, Signature Cuvée Pinot Noir and Bernau Block Pinot Noir. They awarded 90 points to the Elton Pinot Noir, Whole Cluster Pinot Noir and Vintage 40 Pinot Noir.

The 2016 Quarter 1 issue of Burghound.com rated the Company’s 2012 Fuller Pinot Noir a 92 point, 2012 O’Brien Pinot Noir a 91 point, 2012 Tualatin Estate Pinot Noir a 91 point, 2012 Hannah Pinot Noir a 90 point, and 2012 Signnature Cuve’e Pinot Noir a 90 point.

Wine Advocate rated the Company’s 2014 Elton Chardonnay a 90 point score.

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

The Company partnered with Tillamook Diary Co-op on in-store displays and promotions featuring Tillamook Cheese and the Company's wine in Safeway and Albertson's stores.

The Company partnered with Timberline Lodge, one of the northwest's top destinations, on a sustainable food educational dinner series called Pasture and Pinot Noir. The program will run through the end of the year and feature grass-fed beef paired with the Company's wines in their on-site restaurant.

The Company participated in Chicago Gourmet and Los Angeles Food and Wine events.

The Walla Walla Union Bulletin featured an article titled, “New vineyard honors Valley’s French-Canadian roots,” prior to the Company’s Pambrun Vineyard planting that was also picked up and featured on Bloomberg Online in May.

Wine Enthusiast Magazine featured an online story on the Company’s Groundbreaking event titled, “Willamette Moves Into Walla Walla,” for the new Pambrun Vineyard located in the Walla Walla Valley.

Eater included the Company’s culinary program in a piece titled, “14 Standout Restaurants in the Willamette Valley Wine Country.”

The Classic Wine Auction presented their annual ORVI Award to our Founder Jim Bernau for his achievements in building the Oregon wine industry and establishing its worldwide reputation. The ORVI Award is presented to individuals that have not only elevated the status of Oregon wines, but have also provided generous support to the Classic Wines Auction.

Portland Monthly Magazine selected Founder Jim Bernau for their Faces of Portland campaign featuring him as the face of Oregon wine.

The Statesman Journal, published in Salem, Oregon, featured an article titled, “Oregon Wine Industry Honors the Best,” which announced the Company’s Vineyard Manager, Efren Loeza earned the inaugural Oregon Wine Board Vineyard Excellence Award at the 2016 Oregon Wine Symposium.

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

The Oregonian named the Company as "One of the Most Elegant Wineries in Oregon" in the January 2016 article.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the three and twelve months ended December 31, 2016 and 2015:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2016	2015	2016	2015

Retail sales	$1,957,154	$1,699,991	$6,932,424	$6,291,039
In-state sales	1,345,089	1,120,745	3,810,841	3,350,048
Out-of-state sales	2,616,886	2,225,228	8,937,097	7,940,977
Bulk wine/miscellaneous sales	100,565	131,148	245,097	777,538

Total revenue	6,019,694	5,177,112	19,925,459	18,359,602

Less excise taxes	(158,790)	(116,414)	(500,047)	(420,730)

Sales, net	$5,860,904	$5,060,698	$19,425,412	$17,938,872

2016 Compared to 2015

Retail sales for the years ended December 31, 2016 and 2015 were $6,932,424 and $6,291,039, respectively, an increase of $641,385, or 10.2%, for the year ended December 31, 2016 over the prior year period. This increase was primarily driven broad based growth in each major retail category.

Bulk Wine/miscellaneous sales for the years ended December 31, 2016 and 2015 were $245,097 and $777,538, respectively, a decrease of $532,441. This decrease was primarily the result of increased sales of bulk wine in 2015, mainly due to higher yields in the 2014 and 2015 grape harvests, which resulted in wine quantities that were in excess of Company needs. These excess bulk wine quantities were not present in 2016.

In-state sales for the years ended December 31, 2016 and 2015 were $3,810,841 and $3,350,048, respectively, an increase of $460,793, or 13.8%, for the year ended December 31, 3016 over the prior year period. Management believes this increase is primarily due to increased visibility of our products in the Oregon market.

Out-of-state sales for the years ended December 31, 2016 and 2015 were $8,937,097 and $7,940,977, respectively, an increase of $996,120, or 12.5%. Management believes this increase is primarily related to an increase in sales efforts outside of Oregon in 2016.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2016 and 2015 were $500,047 and $420,730, an increase of $79,317, or 18.9%, for the year ended December 31, 2016 over the prior year period. This increase was due primarily to increased wine sales in 2016.

Cost of Sales was $7,204,884 and $7,092,111 for the years ended December 31, 2016 and 2015, respectively, an increase of $112,773, or 1.6%, for the year ended December 31, 2016 over the prior year period. The increase in cost of sales can be attributed mainly to the overall increase in product sales partially offset by higher sales margins.

As a percentage of net sales revenue, gross profit was 62.9% and 60.5% in the years ended December 31, 2016 and 2015, respectively, an increase of 4.0%, for the year ended December 31, 2016 over the prior year period. This increase in the gross profit percentage is primarily a result of the release of higher margin vintages in 2016.

The Company continued its focus in 2016 on improved distribution of higher margin products through distributors nationwide and through direct sales and strives to minimize increases in grape and production costs.

Selling, general and administrative expenses were $8,053,127 and $7,573,801 for the years ended December 31, 2016 and 2015, respectively, an increase of $479,326, or 6.3%, for the year ended December 31, 2016 over the prior year period. This increase was the primarily the result of increased sales efforts and operating costs associated with retail and administrative operations offset partially by receipt of a legal settlement of $110,000 in 2016.

Interest income was $9,851 and $2,237 for the years ended December 31, 2016 and 2015, respectively, an increase of $7,614 or 340.4%. The increase in interest income is primarily due to increased balances of cash on hand in the Company’s accounts as a result of the proceeds received from sale of Preferred Stock in 2016. Interest expense was $291,370 and $311,188 for the years ended December 31, 2016 and 2015, respectively, a decrease of $19,818, or 6.4%, for the year ended December 31, 2016 over the prior year period. The decrease in interest expense was mainly due to the reduced balances on Company loans.

Other income, net, was $221,403 and $213,239 for the years ended December 31, 2016 and 2015, respectively, an increase of $8,164, or 3.8%, for the year ended December 31, 2016 over the prior year period. The increase in other income is not attributable to a single factor.

The provision for income taxes and the Company’s effective tax rate was $1,478,310 and 36.0%, respectively in the year ended December 31, 2016. The provision for income taxes and the Company’s effective tax rate was $1,275,416 and 40.1%, respectively in the year ended December 31, 2015. This decrease in tax rate is primarily related to tax adjustments that occurred in 2015 but did not reoccur in 2016 as well as an increased federal domestic production activities deduction. The Company does not anticipate significant changes in the tax rate in future periods.

As a result of the above factors, net income was $2,628,975 and $1,901,832 for the years ended December 31, 2016 and 2015, respectively, an increase of $727,143, or 38.2%, for the year ended December 31, 2016 over the prior year period. The increase in net income was primarily the result of increased income from operations. Diluted income per common share after preferred dividends was $0.43 and $0.37 for the years ended December 31, 2016 and 2015, respectively, an increase of $0.06 or 16.7% in 2016 compared to 2015. The increase in earnings per share is primarily a result of increased net income.

Liquidity and Capital Resources

At December 31, 2016, the Company had a working capital balance of $16.4 million and a current ratio of 5.59:1. The Company had cash balances of $5,706,351, at December 31, 2016.

Total cash provided from operating activities for the years ended December 31, 2016 was $3,087,913. These results were primarily due to income from operations, increased by non-cash operating expenses, such as depreciation, and decreased by an increase in inventory.

Total cash used in investing activities for the years ended December 31, 2016 was $5,328,419. These results were primarily due to additions to property and equipment and general vineyard development.

Total cash provided from financing activities for the years ended December 31, 2016 was $3,936,193. These results were primarily due to cash received in connection with the issuance of Preferred Stock partially offset by the repurchase of common stock and payment of a preferred stock dividend.

At December 31, 2016, the line of credit balance was $0 on a maximum borrowing amount of $2,000,000. The Company has a loan agreement with Umpqua Bank that contains, among other things, certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of December 31, 2016, the Company was in compliance with all of the financial covenants. The current line of credit loan agreement with Umpqua Bank is due to expire in July 2017.

As of December 31, 2016, the Company had a long-term debt balance of $4,824,096 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development. Additionally, the Company had a long-term debt balance of $45,899 owed to Toyota Credit Corporation for the purchase of a vehicle.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2016 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$4,869,995	$380,471	$830,912	$920,631	$2,737,981
Note payable	245,417	245,417	-	-	-
Grape payables	693,666	693,666	-	-	-
Operating leases	2,455,689	415,230	758,217	345,181	937,061

Total contractual obligations	$8,264,767	$1,734,784	$1,589,129	$1,265,812	$3,675,042

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2016 or 2015.

Off Balance Sheet Arrangements

At December 31, 2016 and 2015, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	32

Financial Statements

Balance Sheets	33

Statements of Income	34

Statements of Shareholders’ Equity	35

Statements of Cash Flows	36

Notes to Financial Statements	37-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willamette Valley Vineyards, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 23, 2017

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$5,706,351	$4,010,664
Restricted cash	-	1,476,232
Accounts receivable, net	1,871,450	1,684,502
Inventories (Note 3)	11,970,656	10,632,462
Prepaid expenses and other current assets	399,740	131,173
Income tax receivable	-	204,513
Total current assets	19,948,197	18,139,546

Investment in Kore Wine Company	59,186	60,000
Vineyard development costs, net	4,666,794	3,699,947
Property and equipment, net (Note 4)	20,196,945	16,729,162

TOTAL ASSETS	$44,871,122	$38,628,655

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$505,085	$386,137
Accrued expenses	995,405	604,580
Investor deposits for preferred stock	-	1,476,232
Current portion of note payable	245,417	245,417
Current portion of long-term debt	380,471	349,003
Income taxes payable	389,798	-
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	213,612	73,200
Grapes payable	693,666	816,879
Total current liabilities	3,566,311	4,094,305

Note payable, net of current portion	-	245,417
Long-term debt, net of current portion and debt issuance costs	4,443,685	4,773,794
Deferred rent liability	113,567	140,756
Deferred revenue-distribution agreement, net of current portion	95,223	238,083
Deferred gain	89,172	121,267
Deferred income taxes	1,931,000	1,848,000
Total liabilities	10,238,958	11,461,622

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
2,396,954 shares, liquidation preference $9,947,359, issued and outstanding at December 31, 2016 and 1,074,338 shares, liquidation preference $4,458,710, issued and outstanding at December 31, 2015,
respectively.	9,061,307	3,735,437
Common stock, no par value, 10,000,000 shares authorized, 5,016,685 and
4,989,216 shares issued and outstanding at December 31, 2016 and
December 31, 2015, respectively.	8,971,575	8,998,760
Retained earnings	16,599,282	14,432,836
Total shareholders' equity	34,632,164	27,167,033

LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,871,122	$38,628,655

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2016	2015

SALES, NET	$19,425,412	$17,938,872
COST OF SALES	7,204,884	7,092,111

GROSS PROFIT	12,220,528	10,846,761

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	8,053,127	7,573,801

INCOME FROM OPERATIONS	4,167,401	3,272,960

OTHER INCOME (EXPENSE)
Interest income	9,851	2,237
Interest expense	(291,370)	(311,188)
Other income, net	221,403	213,239

INCOME BEFORE INCOME TAXES	4,107,285	3,177,248

INCOME TAX PROVISION	(1,478,310)	(1,275,416)

NET INCOME	2,628,975	1,901,832

Preferred stock dividends	(462,529)	(57,611)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$2,166,446	$1,844,221

Basic income per common share after preferred dividends	$0.43	$0.37

Diluted income per common share after preferred dividends	$0.43	$0.37

Weighted average number of basic common shares outstanding	4,991,065	4,928,712

Weighted average number of diluted common shares outstanding	4,995,343	4,963,999

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares Dollars		Earnings	Total

Balance at December 31, 2014	-	$-	4,869,788	$8,601,637	$12,588,615	$21,190,252

Issuance of preferred stock, net	1,074,338	3,735,437	-	-	-	3,735,437

Preferred stock dividends declared	-	-	-	-	(57,611)	(57,611)

Stock based compensation expense	-	-	-	17,685	-	17,685

Stock issued and options exercised	-	-	155,971	629,938	-	629,938

Stock repurchased	-	-	(36,543)	(250,500)	-	(250,500)

Net income	-	-	-	-	1,901,832	1,901,832

Balance at December 31, 2015	1,074,338	3,735,437	4,989,216	8,998,760	14,432,836	27,167,033

Issuance of preferred stock, net	1,322,616	5,325,870	-	-	-	5,325,870

Preferred stock dividends declared	-	-	-	-	(462,529)	(462,529)

Stock based compensation expense	-	-	-	748	-	748

Stock issued and options exercised	-	-	97,500	498,927	-	498,927

Stock repurchased	-	-	(70,031)	(526,860)	-	(526,860)

Net income	-	-	-	-	2,628,975	2,628,975

Balance at December 31, 2016	2,396,954	$9,061,307	5,016,685	$8,971,575	$16,599,282	$34,632,164

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,628,975	$1,901,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,335,254	1,274,243
Gain on disposition of property & equipment	(2,500)	(1,900)
Stock based compensation expense	748	17,685
Non-cash loss from investment in Kore Wine Company	814	-
Deferred rent liability	(27,189)	(22,940)
Deferred income taxes	83,000	431,000
Deferred gain	(32,095)	(32,095)
Change in operating assets and liabilities:
Accounts receivable, net	(186,948)	(72,378)
Inventories	(1,338,194)	(721,892)
Prepaid expenses and other current assets	(268,567)	18,851
Income taxes receivable	204,513	118,501
Income taxes payable	389,798	-
Unearned revenue	140,412	38,765
Deferred revenue-distribution agreement	(142,860)	(142,860)
Grapes payable	(123,213)	118,028
Accounts payable	35,140	(280,856)
Accrued expenses	390,825	52,993
Net cash from operating activities	3,087,913	2,696,977

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Kore Wine Company	-	(60,000)
Additions to vineyard development	(1,003,115)	(915,091)
Additions to property and equipment	(4,327,804)	(2,451,705)
Proceeds from sale of property and equipment	2,500	1,900
Net cash from investing activities	(5,328,419)	(3,424,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as restricted cash	1,476,232	(1,476,232)
Proceeds from investor deposits held as liability	(1,476,232)	1,476,232
Payment on installment note for property purchase	(245,417)	490,834
Payments on long-term debt	(348,923)	(329,276)
Issuance of preferred stock, net	5,325,870	3,735,437
Payment of preferred stock dividend	(462,529)	(57,611)
Proceeds from stock options exercised	194,052	629,938
Repurchase of common stock	(526,860)	(250,500)
Net cash from financing activities	3,936,193	4,218,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,695,687	3,490,903

CASH AND CASH EQUIVALENTS, beginning of year	4,010,664	519,761

CASH AND CASH EQUIVALENTS, end of year	$5,706,351	$4,010,664

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property with common stock	304,875	-
Purchase of equipment with long-term debt	45,899	-
Purchases of property and equipment included in
accounts payable	99,896	16,088
	$450,670	$16,088
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$292,870	$308,437
Income tax paid	$801,250	$719,550

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

Direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 36.0% and 38.5% of total revenue for 2016 and 2015, respectively.

In state sales through distributors represented approximately 19.1% and 18.2% of total revenue for 2016 and 2015, respectively.

Out-of-state sales, including foreign sales, represented approximately 44.9% and 43.3% of total revenue for 2016 and 2015, respectively. Foreign sales represent approximately 0.8% of total revenue.

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

In 2016, sales to one distributor represented approximately 19.0% of total Company revenue. In 2015, sales to one distributor represented approximately 18.2% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,871,450 and $1,684,502 as of December 31, 2016 and 2015 exclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,185,823 and $1,109,406 at December 31, 2016 and 2015, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2016 and 2015, approximately $76,417 and $75,669, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2016 and 2015.

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2016 and 2015, amortization of debt issuance costs included in interest expense was approximately $4,383 and $4,383 respectively. Debt issuance amortization costs are scheduled at $4,383 for each of the next four years, and $28,307 thereafter. Unamortized debt issuance costs are recorded as a reduction from the carrying amount of the related debt liability in the Company’s Balance Sheets.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2016 and 2015, the Company has no distribution agreement receivable with the final payment having been made in 2014. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the years ended December 31, 2016 and 2015, the Company has recognized revenue related to this agreement in the amount of $142,860 and $142,860, respectively, recorded to other income.

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

The Company had no unrecognized tax benefits as of December 31, 2016 or 2015. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2016 and 2015 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California and Connecticut. The Company may be subject to examination by the IRS for tax years 2013 through 2016. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2012 through 2016. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2016 and 2015, rent costs paid in excess of amounts recognized totaled $27,189 and $22,940, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the years ended December 31, 2016 and 2015, the Company recorded incentive program expenses of $503,334 and $449,930, respectively, as a reduction in sales on the income statement. As of December 31, 2016 and 2015, the Company has recorded an incentive program liability in the amount of $46,888 and $42,456, respectively, which is included in accrued expenses on the balance sheet.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2016 and 2015, advertising costs incurred were approximately $182,008 and $152,867 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2016 and 2015, these costs, which are included in selling, general and administrative expenses, totaled approximately $105,421 and $153,299, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2016 and 2015, such costs totaled approximately $412,331 and $421,617, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2016 and 2015, excise taxes incurred were approximately $500,048 and $420,729 respectively.

Stock based compensation – The Company expenses stock options on a straight line basis over the options’ related vesting term. For the years ended December 31, 2016 and 2015, the Company recognized pretax compensation expense related to stock options of $748 and $17,685, respectively.

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

Options to purchase 7,000 shares of common stock were outstanding at December 31, 2016 and diluted weighted-average shares outstanding at December 31, 2016 include the effect of 4,278 stock options. Options to purchase 67,000 shares of common stock were outstanding at December 31, 2015 and diluted weighted-average shares outstanding at December 31, 2015 include the effect of 35,287 stock options.

There were no potentially dilutive shares from stock options included in the computation of dilutive income per share for 2016 and 2015 as their impact would have been anti-dilutive.

Reclassifications – As a result of the retrospective adoption of ASU 2015-03 (see “Recent accounting pronouncements” below), the Company made certain reclassifications to the prior year's long-term debt to conform to the balance sheet presentation as of December 31, 2016. These reclassifications had no effect on the Company's financial position, shareholders' equity or net cash flows for any of the periods presented.

Recently issued accounting standards – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The original effective date for ASU 2014-09 would have required adoption by the Company in the first quarter of fiscal 2017 with early adoption prohibited. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for one year and permits early adoption in accordance with the original effective date of ASU 2014-09. The Company has evaluated the effect of the standard and does not believe it will be material to the Company’s financial reporting.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is designed to enhance the reporting model for financial instruments. This guidance requires equity investments, with exceptions, to be measured at fair value with changes in fair value recognized in net income. Additionally, it requires public businesses to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $15,921 and $11,944 at December 31, 2016 and 2015, respectively. Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2016	2015

Balance at Beginning of Period	$11,944	$11,944
Charged to costs and expenses	3,977	-
Charged to other accounts	-	-
Write-offs, net of recoveries	-	-

Balance at End of Period	$15,921	$11,944

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2016	2015

Winemaking and packaging materials	$817,836	$690,292
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,634,014	6,058,701
Finished goods (bottled wine and related products)	4,518,806	3,883,469

Current inventories	$11,970,656	$10,632,462

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2016	2015

Construction in progress	$449,409	$482,284
Land, improvements and other buildings	8,063,716	5,089,472
Winery buildings and hospitality center	14,458,309	13,756,320
Equipment	10,122,593	9,055,987

	33,094,027	28,384,063

Less accumulated depreciation	(12,897,082)	(11,654,901)

	$20,196,945	$16,729,162

Depreciation expense was $1,254,455 and $1,194,191 during the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivables and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to renewal. The Company renewed the credit agreement in June of 2016 for a period of 12 months. The interest rate was 3.75% at December 31, 2016 and 3.5% at December 31, 2015. At December 31, 2016 and 2015 there were no borrowings on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2016, the Company was in compliance with these financial covenants.

NOTE 6 – NOTE PAYABLE

In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of December 31, 2016 the Company had a balance due of $245,417 on April 1, 2017. No interest accrues under the terms of this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2016	2015

Northwest Farm Credit Services Loan #1	$1,081,296	$1,162,073
Northwest Farm Credit Services Loan #2	981,263	1,070,991
Northwest Farm Credit Services Loan #3	1,056,491	1,131,912
Northwest Farm Credit Services Loan #4	1,705,046	1,808,042
Toyota Credit Corporation	45,899	-
	4,869,995	5,173,018
Debt issuance costs	(45,839)	(50,221)
Current portion of long-term debt	(380,471)	(349,003)

	$4,443,685	$4,773,794

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

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2016, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2017	380,471
2018	403,659
2019	427,253
2020	452,290
2021	468,341
Thereafter	2,737,981

$4,869,995

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2016 and 2015 was 5.68% and 5.74% respectively.

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

The following table presents information on stock options outstanding for the periods shown:

	2016		2015
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	67,000	$3.22	222,971	$3.79
Granted	-	-	-	-
Exercised	(60,000)	3.23	(155,971)	4.04
Forfeited	-	-	-	-

Outstanding at end of period	7,000	$3.09	67,000	$3.22

The following table presents information on stock options outstanding for the periods shown:

	2016	2015

Intrinsic value of options exercised in the period	$260,685	$427,363
Stock options fully vested and expected to vest	7,000	67,000
Weighted average exercise price	$3.09	$3.22
Aggregate intrinsic value	$34,440	$258,678
Weighted average contractual term of options	4.55	1.37
Stock options vested and currently exercisable	7,000	60,000
Weighted average exercise price	$3.09	$3.23
Aggregate intrinsic value	$34,440	$230,748
Weighted average contractual term of options	4.55	0.89

Weighted-average options outstanding and exercisable at December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2016	Life	Price	2016	Price

$3.09	7,000	4.55	$3.09	7,000	$3.09

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors. Expected dividends are based on the Company’s plan not to pay dividends for the foreseeable future. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the years ended December 31, 2016 and 2015.

Stock compensation expense was $748 and $17,685 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2016	2015

Current tax expense:
Federal	$1,094,647	$641,822
State	300,663	202,592

	1,395,310	844,414

Deferred tax expense (benefit):
Federal	72,452	376,226
State	10,548	54,774

	83,000	431,000

Total	$1,478,310	$1,275,414

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	4.95%	4.95%
Permanent differences	-2.27%	-1.13%
Tax credits	0.00%	-0.23%
Prior year adjustments	-0.71%	1.35%
Changes in tax rates and other	0.02%	1.20%

	35.99%	40.14%

Permanent differences for the periods consist primarily of tax deductions for domestic production activities.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2016	2015

Deferred gain on sale-leaseback	35,000	47,000
Other	110,000	27,000
Prepaids	(48,000)	(49,000)
Depreciation	(1,784,000)	(1,463,000)
Inventory	(244,000)	(410,000)
Net noncurrent deferred tax liability	(1,931,000)	(1,848,000)

Valuation allowance	-	-
Net deferred tax liability	$(1,931,000)	$(1,848,000)

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2016, the annual costs of this lease, including utility reimbursements, were $121,344. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2016, the annual costs of this lease were $121,344. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $10,112, plus utility costs not to exceed $1,500 per year, with the annual adjustment ending January 2017 unless renewed.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 109 acres adjacent to the existing Elton Vineyards site. These 109 acres is being developed into vineyards. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $1,427.

In September 2014, the Company entered into a two year lease, with an option to renew for an additional two years, for its McMinnville tasting room. In September 2016 the Company exercised its option to renew the lease until August 31, 2018. The monthly payment for this lease is $3,000 with potential negotiated escalations not to exceed 5%.

Grape Purchases - The Company has entered into three long-term grape purchase agreements with one of its Willamette Valley wine grape growers. These contracts, entered into in 2004, 2006 and 2007, were extended through harvest year 2019. With these contracts, the Company is obligated to purchase, at pre-determined prices, 100% of the crop produced within the strict quality standards and crop loads, equating to maximum payments of approximately $1,500,000 per year. The Company cannot calculate the minimum payment as such a calculation is dependent in large part on an unknown – the amount of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due. The Company received $233,122 and $959,446 worth of grapes from these long-term contracts during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum lease payments are as follows for the years ending December 31:

2017	415,230
2018	405,356
2019	352,861
2020	173,612
2021	171,569
Thereafter	937,061

Total	$2,455,689

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $9,770 and $8,353 in 2016 and 2015, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $380,096 and $363,566 for the years ended December 31, 2016 and 2015, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2016 and 2015 there were $67,090 and $71,609 contributions made by the Company to the 401(k) plan, respectively.

NOTE 14 - SALE OF PREFERRED STOCK

In August 2015, the Company commenced a public offering of Series A Redeemable Preferred Stock pursuant to a registration statement filed with the Securities and Exchange Commission. The preferred stock under this issue is non-voting and ranks senior in rights and preferences to the Company’s common stock. Shareholders of this issue are entitled to receive dividends, when and as declared by the Company’s Board of Directors, at a rate of $0.22 per share. Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid. The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, obtained listing status on the NASDAQ stock exchange under the trading symbol WVVIP. The initial issue has 1,445,783 shares registered with an aggregate initial offering price not to exceed $6,000,000 and was fully subscribed as of December 31, 2015.

On December 22, 2015 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases. On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company sold substantially all preferred stock, available under this offering, as of June 30, 2016.

Under the terms of the offering, proceeds from the sale of preferred stock for the three months ended December 31, 2015 were held in escrow until the stock was subsequently issued effective January 1, 2016. At December 31, 2015 $1,476,232 in stock sale proceeds were held as restricted cash and subsequently released to the Company in January 2016. As of December 31, 2016 the Company had no cash that was considered restricted.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve month periods ending December 31, 2016 and 2015. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2016	2015	2016	2015	2016	2015

Sales, net	$7,032,287	$6,948,210	$12,393,125	$10,990,662	$19,425,412	$17,938,872
Cost of Sales	1,876,751	2,027,451	5,328,133	5,064,660	7,204,884	7,092,111
Gross Margin	5,155,536	4,920,759	7,064,992	5,926,002	12,220,528	10,846,761
Selling Expenses	3,226,831	3,070,473	1,568,433	1,545,944	4,795,264	4,616,417
Contribution Margin	$1,928,705	$1,850,286	$5,496,559	$4,380,058	$7,425,264	$6,230,344
Percent of Sales	36.2%	38.7%	63.8%	61.3%	100.0%	100.0%

Direct sales include $245,097 and $777,538 of bulk wine and grape sales in the years ended December 31, 2016 and 2015, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 36.2% and 38.7% of total net revenue for 2016 and 2015, respectively.

Net sales through distributors represented approximately 63.8% and 61.3% of total net revenue for 2016 and 2015, respectively.

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

In February 2017, the Company completed the purchase of approximately 16 acres in the Dundee Hills AVA. In March 2017, the Company completed the purchase of approximately 45 acres in the Walla Walla AVA.

In February 2017, the Board of Directors authorized an increase in funding for the repurchase of common stock of $250,000.

In February 2017, the Board of Directors authorized the refinancing of three of the Company’s Northwest Farm Credit loans and securing additional debt against the Estate Winery property. The Company refinanced approximately $3.1 million in debt with a new $5.8 million loan. After fees and prepayment costs, the Company received approximately $2.6 million in cash. This activity is part of the Company’s long-range development plan and takes advantage of the current low interest rate environment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board,	63	I	2017
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	70	II	2018
Richard F. Goward Jr.	Chief Financial Officer	61	NA	NA
James L. Ellis (3)	Director	72	III	2019
Sean M. Cary (2)	Director	43	I	2017
Christopher Sarles (1)(4)	Director	52	I	2017
Betty M. O’Brien (1)	Director	73	II	2018
Stan G. Turel (2)(3)(4)	Director	68	II	2018
Heather Westing (4)	Director	58	III	2019
Jonathan Ricci (1)	Director	49	III	2019

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Executive Committee
(4) Member of the Capital Development Committee

All directors hold office until the end of their term’s respective annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. The Board is divided into three groups (I, II, and III). Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, that each director initially appointed to Group I shall serve for an initial term expiring at our first annual meeting of stockholders following the 2016 annual meeting of stockholders; each director initially appointed to Group II shall serve for an initial term expiring at our second annual meeting of stockholders following the 2016 annual meeting of stockholders; and each director initially appointed to Group III shall serve for an initial term expiring at our third annual meeting of stockholders following the 2016 annual meeting of stockholders.

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

Betty M. O’Brien – Ms. O’Brien has served as a director since July 1991. Ms. O’Brien is owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She has served as a director, President and Treasurer of the Oregon Winegrowers Association. Ms. O’Brien is chairman of the Wine Studies Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum leading to a two-year degree at CCC. She taught Wine Marketing classes there for seven years. Ms. Obrien served as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). She was president of the Eola-Amity Hills Winegrowers Association in 2014-15. Ms. O”Brien and her husband received a 2010 Oregon Wine Industry Outstanding Service Award. Ms. O’Brien’s qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

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

Heather Westing – Ms. Westing has served as a director since March 2016. Ms. Westing owns several real estate developments, restaurant and financial companies in Oregon. She is the former owner of The Subway Group – franchisor agency for over 350 Subway Restaurants and served on Subway’s Worldwide Advisory Board. Ms. Westing is an active member in the Oregon Angel Fund, and oversees the Westing Family Foundation. Previously, Ms. Westing owned an advertising and marketing agency, with offices in Eugene, Portland and Bend. She has also owned and operated a 50-acre farm of filberts, grass seed and Christmas trees. She served on Umpqua Bank’s Regional Board of Advisory and The Oregon Bach Festival’s Board of Directors. She is a Lifetime Alumni of University of Oregon, where she studied finance and real estate. Ms. Westing’s qualifications to serve on the Company’s Board of Directors include her extensive business experience and expertise in marketing.

Jonathan Ricci – Mr. Ricci has served as a director since March 2016. Mr. Ricci is currently the President of Stumptown Coffee Roasters in Portland, Oregon. Prior to joining Stumptown in 2013, he was a managing partner in the First Beverage Group for several years. He served as CEO at Jones Beverage, and prior to that was Director of Customer Marketing at Columbia Distributing for seven years. Mr. Ricci was raised in Oregon, graduating with a degree in Education from Oregon State University. He was formerly the head of the OSU Alums and also served as a Trustee of the OSU Foundation. Mr. Ricci is serving on Portland’s 2020 strategic effort to meet that population’s challenges. Mr. Ricci’s qualifications to serve on the Company’s Board of Directors include his beverage industry and public company experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2016 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of one Form 4 filing for Heather Westing and one for James Bernau that were filed late.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, Richard F. Goward Jr. for the fiscal years ended December 31, 2016 and December 31, 2015. No other executive officer of the Company other than Mr. Bernau and Mr. Goward received total compensation in 2016 in excess of $100,000, and thus disclosure is not required for any other person. Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2016	$256,645	$356,000	$-	$-	$-	$-	$50,806	$663,451
President, Chief Executive	2015	$256,389	$128,195	$-	$-	$-	$-	$51,862	$436,446
Goward, Richard F. Jr
Chief Financial Officer	2016	$122,269	$12,000	$-	$-	$-	$-	$5,921	$140,190
Chief Financial Officer	2015	$106,134	$10,000	$-	$-	$-	$-	$21,817	$137,951

* All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2016 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed $256,000. In 2016 the Board awarded a one-time meritorious bonus of $100,000. The Board intends to evaluate and revise Mr. Bernau’s bonus structure in 2017. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

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

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2016:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

James L. Ellis	$12,600	-	-	-	-	$384	$12,984
Sean M. Cary	4,350	-	-	-	-	-	4,350
Christopher L. Sarles	4,150	-	-	-	-	-	4,150
Craig Smith	5,550	-	-	-	-	-	5,550
Betty M. O'Brien	5,700	-	-	-	-	-	5,700
Stan G. Turel	5,760	-	-	-	-	-	5,760
Heather Westing	2,600	-	-	-	-	-	2,600
Jonathan Ricci	1,800	-	-	-	-	-	1,800

 (1) There were no option awards granted or outstanding to the Company’s directors in the fiscal year ended December 31, 2016.

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level.

The members of the Board received cash compensation for their service on the Board in 2016, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. The Company adopted a Stock Incentive Plan that was approved by the shareholders in 1992 and further amended by the shareholders in 1996. There are no remaining stock options, owned by Directors, under this plan. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the directors for their service.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of the Company. Ms. Betty O’Brien, who was a member of the Compensation Committee in 2016, had a relationship with the Company requiring disclosure under Item 404 of Regulation S-K. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for further details.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information – The following table summarizes information, as of December 31, 2016, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstandaing Options and Warrants	Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans
approved by security holders (1)	7,000	$3.09	-
Equity compensation plans not
approved by security holders	-	-	-

Total	7,000	$3.09	-

(1) Includes shares of our common stock issuable upon exercise of options from the Company’s 1992 Stock Incentive Plan.

The Company does not have compensation plans under which equity securities of the Company are authorized for issuance which were adopted without the approval of security holders.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 23, 2016, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

		Percent of
	Number of	Shares
	Shares Outstanding	Beneficially
	Stock	Owned (1)

James W. Bernau, President/CEO, Chair of the Board	508,205	10.2%

Richard F. Goward Jr., CFO	500	**

James L. Ellis, Director	19,865	**

Christopher L. Sarles	-	**

Sean M. Cary, Director	5,200	**

Betty M. O'Brien, Director	40,624	**

Stan G. Turel, Director	16,692	**

Craig Smith, Director	1,500	**

Heather Westing, Director	1,700	**

Jonathan Ricci, Director	715	**

Christopher Riccardi	385,485	7.7%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	6.7%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	595,001	11.9%

** Less than one percent

(1) The percentage of outstanding shares of common stock is calculated out of a total of 4,999,225 shares of common stock outstanding as of March 16, 2017. Shares owned do not include ownership of preferred stock shares.

(2) Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015

(3) Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Board, is the owner of the lessor, Elton Vineyards, LLC. As such, she is therefore entitled to the net income of Elton Vineyards, LLC. In 2016, the Company paid Elton Vineyards, LLC $121,344 in lease payments and utility reimbursements.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, and principal shareholders will be approved by a disinterested majority of the members of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. After reviewing the relationship between the Company and Elton Vineyards, LLC, in each of the last three years, the Board has determined that Ms. O’Brien is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market (“NASDAQ”).

Except for payments to Elton Vineyards, LLC described above, during 2016 the Company did not participate in any transactions with related persons that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

The Board has determined that each of our directors, except Mr. Bernau and Mr. Ellis is “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect. Furthermore, the Board has determined that, with the exception of the Executive Committee, each of the members of each of the committees of the Board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2016	2015

Audit fees (1)	$141,000	$151,895
Tax fees (2)	46,469	34,101
All other fees (3)	3,471	33,550

	$190,940	$219,546

(1)
Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.
(2)
Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning
(3)
All other fees represent limited engagement activity.

The Company did not incur any audit related fees in either 2016 or 2015.

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

(3) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

4.1
Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

10.1*
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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By:_/s/ James W. Bernau____________
James W. Bernau,
Chairperson of the Board, President

Date: March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 23, 2017
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 23, 2017
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 23, 2017
James L. Ellis

/s/ Christopher L. Sarles	Director	March 23, 2017
Christopher L. Sarles

/s/ Craig Smith	Director	March 23, 2017
Craig Smith

/s/ Betty M. O'Brien	Director	March 23, 2017
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 23, 2017
Stan G. Turel

/s/ Sean M. Cary	Director	March 23, 2017
Sean M. Cary

/s/ Heather Westing	Director	March 23, 2017
Heather Westing

/s/ Jonathan Ricci	Director	March 23, 2017
Jonathan Ricci