Form 10-Q
period 2017-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2017-05-11
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Number of shares of common stock outstanding as of May 11, 2017: 5,001,627
Number of shares of preferred stock outstanding as of May 11, 2017: 2,396,954

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
WILLAMETTE VALLEY VINEYARDS, INC.
  BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$7,636,480	$5,706,351
Accounts receivable, net	1,473,086	1,871,450
Inventories (Note 2)	12,163,706	11,970,656
Prepaid expenses and other current assets	158,442	399,740
Total current assets	21,431,714	19,948,197

Investment in Kore Wine Company	49,153	59,186
Vineyard development costs, net	5,148,089	4,666,794
Property and equipment, net (Note 3)	21,767,890	20,196,945

TOTAL ASSETS	$48,396,846	$44,871,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$526,473	$505,085
Accrued expenses	714,905	995,405
Current portion of notes payable	1,812,666	245,417
Current portion of long-term debt	382,832	380,471
Income taxes payable	571,553	389,798
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	205,468	213,612
Grapes payable	-	693,666
Total current liabilities	4,356,754	3,566,311

Notes payable, net of current portion	137,667	-
Long-term debt, net of current portion and debt issuance costs	6,943,979	4,443,685
Deferred rent liability	105,682	113,567
Deferred revenue-distribution agreement, net of current portion	59,508	95,223
Deferred gain	81,149	89,172
Deferred income taxes	1,931,000	1,931,000
Total liabilities	13,615,739	10,238,958

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
2,397,954 shares, liquidation preference $10,083,342, issued and outstanding at March 31, 2017 and 2,397,954 shares, liquidation preference $9,947,359 issued and outstanding at December 31, 2016,
respectively.	9,183,997	9,061,307
Common stock, no par value, 10,000,000 shares authorized, 5,001,627 and
5,016,685 shares issued and outstanding at March 31, 2017 and
December 31, 2016, respectively.	8,814,531	8,971,575
Retained earnings	16,782,579	16,599,282
Total shareholders’ equity	34,781,107	34,632,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,396,846	$44,871,122

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2017	2016

SALES, NET	$4,450,545	$4,183,769
COST OF SALES	1,707,680	1,584,721

GROSS PROFIT	2,742,865	2,599,048

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,239,738	1,856,972

INCOME FROM OPERATIONS	503,127	742,076

OTHER INCOME (EXPENSE)
Interest income	7,314	2,040
Interest expense	(96,700)	(73,011)
Other income, net	83,144	90,742

INCOME BEFORE INCOME TAXES	496,885	761,847

INCOME TAX PROVISION	(181,755)	(273,957)

NET INCOME	315,130	487,890

Accrued preferred stock dividends	(131,833)	(78,895)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$183,297	$408,995

Basic income per common share after preferred dividends	$0.04	$0.08

Diluted income per common share after preferred dividends	$0.04	$0.08

Weighted average number of
basic common shares outstanding	5,005,749	4,987,133
Weighted average number of
diluted common shares outstanding	5,010,173	5,003,741

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315,130	$487,890
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	367,113	327,105
Gain on disposition of property & equipment	(1,243)	-
Stock based compensation expense	-	372
Loss from investment in Kore Wine Company	10,033	814
Deferred rent liability	(7,885)	(6,797)
Deferred gain	(8,024)	(8,024)
Change in operating assets and liabilities:
Accounts receivable	398,364	360,798
Inventories	(193,050)	124,666
Prepaid expenses and other current assets	241,298	(170,576)
Income taxes receivable	-	(101,042)
Unearned revenue	(8,144)	(28,176)
Deferred revenue-distribution agreement	(35,715)	(35,715)
Grapes payable	(693,666)	(816,879)
Accounts payable	66,777	(177,386)
Accrued expenses	(280,500)	(126,932)
Income taxes payable	181,755	-
Net cash from operating activities	352,243	(169,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(230,051)	(207,794)
Additions to property and equipment	(328,114)	(156,769)
Proceeds from sale of property and equipment	45,000	-
Net cash from investing activities	(513,165)	(364,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,663,516	-
Proceeds from investor deposits held as restricted cash	-	1,019,906
Proceeds from investor deposits held as liability	-	(1,019,906)
Payment on installment note for property purchase	(245,417)	(245,417)
Payments on long-term debt	(170,004)	(85,673)
Proceeds from issuance of preferred stock	-	1,446,142
Proceeds from exercise of stock options	21,630	119,537
Repurchase of common stock	(178,674)	(120,684)
Net cash from financing activities	2,091,051	1,113,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,930,129	579,460

CASH AND CASH EQUIVALENTS, beginning of period	5,706,351	4,010,664

CASH AND CASH EQUIVALENTS, end of period	$7,636,480	$4,590,124

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$1,950,333	$-
Purchases of property and equipment and vineyard development
costs included in accounts payable	54,507	44,390
	$2,004,840	$44,390

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of March 31, 2017 and 2016. 4,383 and 16,608 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended March 31, 2017 and 2016, respectively.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2017	2016
Numerator

Net income	$315,130	$487,890
Accrued preferred stock dividends	(131,833)	(78,895)

Net income applicable to common shares	$183,297	$408,995

Denominator

Basic weighted average common shares	5,005,749	4,987,133
Dilutive stock options	4,424	16,608

Diluted weighted average common shares	5,010,173	5,003,741

Basic income per common share
after preferred dividends	$0.04	$0.08

Diluted income per common share
after preferred dividends	$0.04	$0.08

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2017	December 31, 2016

Winemaking and packaging materials	$855,042	$817,836
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	5,918,356	6,634,014
Finished goods (bottled wine and related products)	5,390,308	4,518,806

Current inventories	$12,163,706	$11,970,656

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2017	December 31, 2016

Construction in progress	$555,840	$449,409
Land, improvements and other buildings	9,572,524	8,063,716
Winery building and hospitality center	14,748,169	14,458,309
Equipment	10,109,259	10,122,593

	34,985,792	33,094,027

Accumulated depreciation	(13,217,902)	(12,897,082)

Property and equipment, net	$21,767,890	$20,196,945

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In February of 2016, the Company renewed the credit agreement until July 31, 2017. The interest rate was 3.75% at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2017, the Company was in compliance with these financial covenants.

Notes payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of March 31, 2017 the Company had no balance due on this note. As of December 31, 2016 the Company had a balance due of $245,417.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

5) DEBT - continued

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of March 31, 2017 the Company had a balance of $275,333 due on this note. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2017 the Company had a balance of $1,675,000 due on this note.

Long Term Debt – In March 2017 the Company secured a loan with Farm Credit Services that involved the refinancing of three of its four outstanding loans. The Company subsequently has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,478,229 as of March 31, 2017. At December 31, 2016, the Company had four long term debt arrangements with Farm Credit Services with an aggregate outstanding balance of $4,824,096. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $43,987 and $45,899 as of March 31, 2017 and December 31, 2016, respectively. The purpose of this loan was to purchase a vehicle.

As of March 31, 2017 the Company had unamortized debt issuance costs of $195,405.

6) STOCK BASED COMPENSATION

The Company has a stock incentive plan, originally created in 1992, and most recently amended in 2001. No additional grants may be made under the plan. All stock options had an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. Administration of the plan, including determination of the number, term, and type of options to be granted, was with the Board of Directors or a duly authorized committee of the Board of Directors. Options were generally granted based on employee performance with vesting periods ranging from date of grant to seven years. At the date of the grant, the maximum term before expiration was ten years.

The following table presents information related to the value of outstanding stock options during the period shown:

	Three months ended
	March 31, 2017
	Weighted Average Exercise
	Shares	Price

Outstanding at beginning of period	7,000	$3.09
Granted	-	-
Exercised	(7,000)	$3.09
Forfeited	-	-

Outstanding at end of period	-	$-

At March 31, 2017, the Company had no outstanding stock options. Stock options exercised during the three months ended March 31, 2017 and 2016 were 7,000 and 36,843, respectively. The Company had no unrecognized stock compensation expense.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $0 and $375,250 in income taxes for the three months ended March 31, 2017 and 2016, respectively.

Interest - The Company paid $59,539 and $73,503 for the three months ended March 31, 2017 and 2016, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2017 and 2016. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$1,489,119	$1,401,475	$2,961,426	$2,782,294	$4,450,545	$4,183,769
Cost of Sales	364,611	327,166	1,343,069	1,257,555	1,707,680	1,584,721
Gross Margin	1,124,508	1,074,309	1,618,357	1,524,739	2,742,865	2,599,048
Selling Expenses	857,005	687,628	475,482	376,787	1,332,487	1,064,415
Contribution Margin	$267,503	$386,681	$1,142,875	$1,147,952	$1,410,378	$1,534,633
Percent of Sales	33.5%	33.5%	66.5%	66.5%	100.0%	100.0%

Direct sales include $8,250 and $2,800 of bulk wine sales in the three months ended March 31, 2017 and 2016, respectively.

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

On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company has sold substantially all preferred stock available under this offering as of March 31, 2017.

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

In May 2017, the Company filed with the SEC a Prospectus Supplement to the Company’s Prospectus Dated December 23, 2015 relating to the offer and sale of up to 2,298,851 shares of Series A Redeemable Preferred Stock with a maximum dollar amount of $10,000,000.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of governmental regulatory decisions. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Such policies were unchanged during the three months ended March 31, 2017.

Overview

The Company continues to position itself for strategic growth through property purchases, refinancing of long-term debt and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 3,591 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 5,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 30 net members, or 0.45%, to a total of 6,744 members during the three months ending March 31, 2017. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $8,250 for the three months ended March 31, 2017 and $2,800 in bulk wine sales in the same period of 2016.

The Company sold approximately 29,639 and 30,105 cases of produced wine during the three months ended March 31, 2017 and 2016, respectively, a decrease of 466 cases, or 1.5% in the current year period over the prior year period.  The decrease in wine case sales was the result of decreased direct to consumer case sales. Management believes this was primarily the result of inclement weather during the first quarter of 2017 which we believe caused fewer people to visit the Winery during this period.

Cases sold in 2017 included approximately 35 cases of unfulfilled “futures”, where a customer prepays for a wine not yet released. Cases sold in 2016 included approximately 85 cases of unfulfilled futures. Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue. Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2017, wine inventory includes approximately 85,221 cases of bottled wine and 318,500 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 42,759 cases during the three months ended March 31, 2017.

Net income for the three months ended March 31, 2017 and 2016 was $315,130 and $487,890, respectively, a decrease of $172,760, or 35.4%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended March 31, 2017 and 2016 was $183,297 and $408,995, respectively, a decrease of $225,698, or 55.2%, in the current year period over the prior year period.

Overall gross profit for the three months ended March 31, 2017 and 2016 was $2,742,865 and $2,599,048, respectively, an increase of $143,817, or 5.5%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended March 31, 2017 and 2016 was 61.6% and 62.1%, a decrease of 0.5 percentage points, in the current year period over the prior year period.

The Company generated $0.04 and $0.08 in basic earnings per share after preferred dividends during the three months ended March 31, 2017 and 2016, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Wine Spectator Magazine rated the Company's 2014 Brut Methode Champenoise sparkling wine a 92 point score.

Wine & Spirits Magazine rate the Company's 2014 Brut Methode Champenoise sparkling wine a 93 point score.

Wine Enthusiast Magazine rated the Company's 2015 Bernau Block Chardonnay with a 92 point score, 2015 Estate Chardonnay a 91 point, 2014 Hannah Pinot Noir a 91 point, 2014 Bernau Block Pinot Noir a 91, and 2014 Tualatin Estate Pinot Noir a 90 point score.

The Company's 2015 Estate Pinot Noir and 2015 Estate Chardonnay won Gold Medals at the 2017 Cascadia Wine Competition put on by GreatNorthwestWine.com.

The Company's overnight accommodations, guest experiences and wines were featured in an online article by Elizabeth Rose of Wander with Wonder called, "A Luxurious Overnight in Oregon Wine Country."

The Company was featured in a Wines & Vines article called, "Willamette Valley Vintners Expands in Walla Walla," discussing the purchase of a second parcel in Walla Walla Valley's SeVein vineyard development for the Pambrun winery.

The Company partnered with Tillamook Diary Co-op on in-store displays and promotions featuring Tillamook Cheese and the Company's wine in two large grocery store chains.

The Company participated in the second annual Willamette Pinot Noir Auction trade auction with two auction lots that helped the event raise $472,000.

The Company participated in the Seattle Food & Wine Experience, Pebble Beach Food & Wine Classic, Nashville Wine Auction, Oregon Chardonnay Symposium, Wine & Dine for the Arts and Wine & Wishes in in New York.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2017 and 2016 were $4,450,545 and $4,183,769, respectively, an increase of $266,776, or 6.4%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $87,644 and an increase in sales through distributors of $179,132 in the current year three month period over the prior year period. The increase in direct sales to consumers is primarily the result of increased wine club, ambassador and kitchen sales in 2017 when compared to 2016. Although retail sales revenue increased, retail cases sales decreased by 466 cases, from the prior comparable period, as the Company continued to shift its focus to selling higher quality wines at higher per case prices. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended March 31, 2017 and 2016 were $1,707,680 and $1,584,721, respectively, an increase of $122,959, or 7.8%, in the current period over the prior year period. This change was primarily the result of an increase in cost of product sales of $47,041 in addition to a write down of bulk wine inventory of $75,918 in 2017. The write down of bulk wine inventory was the result of the Company agreeing to sell wine, which did not meet the Company’s quality standard, at a price below its carrying cost.

Gross Profit

Gross profit for the three months ended March 31, 2017 and 2016 was $2,742,865 and $2,599,048, respectively, an increase of $143,817, or 5.5%, in the current year period over the prior year period. This increase is primarily the result of an overall increase in sales in addition to the release of vintages with higher profit margins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross profit as a percentage of net sales for the three months ended March 31, 2017 and 2016 was 61.6% and 62.1%, a decrease of 0.5 percentage points, in the current year period over the prior year period. Gross profit as a percentage of net sales included a write down of bulk wine inventory of $75,918 in 2017 that reduced gross percentage of profit by 1.7% during the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2017 and 2016 was $2,239,738 and $1,856,972, respectively, an increase of $382,766, or 20.6%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $265,888, or 23.4% and an increase in administrative expenses of $116,878, or 16.3% in the current quarter. Selling expenses increased primarily as a result of increases in sales staffing and incentive costs, product demonstrations and sales travel among other selling related activities. General and administrative expenses increased primarily as a result of increases in costs associated with implementing the long-term strategic plan of the Company including plan development, legal fees, preferred stock administrative costs and other related expenditures.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $96,700 and $73,011, respectively, an increase of $23,689 or 32.4%, in the current year period over the prior year period. The increase in interest expense was primarily the result of additional interest associated with a new note payable used to finance a property purchase.

Income Taxes

The income tax expense for the three months ended March 31, 2017 and 2016 was $181,755 and $273,957, respectively, a decrease of $92,202 or 33.7%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 36.6% and 36.0% for the three months ended March 31, 2017 and 2016, respectively.

Net Income

Net income for the three months ended March 31, 2017 and 2016 was $315,130 and $487,890, respectively, a decrease of $172,760, or 35.4%, in the current year period over the prior year period. This decrease is primarily the result of an overall increase in gross profit more than offset by increased selling and administrative expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended March 31, 2017 and 2016 was $183,297 and $408,995, respectively, a decrease of $225,698, or 55.2%, in the current year period over the prior year period. These decreases is primarily the result of increased gross profit, more than offset by an inventory write down discussed above, increases in selling and administrative expenses, and increased accrued preferred stock dividends.

Liquidity and Capital Resources

At March 31, 2017, the Company had a working capital balance of $17.1 million and a current working capital ratio of 4.92:1. At December 31, 2016, the Company had a working capital balance of $16.4 million and a current working capital ratio of 5.59:1.

At March 31, 2017, the Company had a cash balance of $7,636,480. At December 31, 2016, the Company had a cash balance of $5,706,351. This increase is primarily the result of proceeds from additional long-term debt obtained as part of the Company’s refinancing of three existing loans.

Total cash provided by operating activities in the three months ended March 31, 2017 was $352,243. Cash provided by operating activities for the three months ended March 31, 2017 was primarily associated with income from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total cash used in investing activities in the three months ended March 31, 2017 was $513,165. Cash used in investing activities for the three months ended March 31, 2017 primarily consisted of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the three months ended March 31, 2017 was $2,091,051. Cash provided by financing activities for the three months ended March 31, 2017 consisted primarily of proceeds from additional debt acquired through the refinance of three of the Company’s long term loans.

Non-cash investing and financing activities in the three months ended March 31, 2017 was $2,004,840. This was primarily the result of the financing of two parcel of land using seller financed notes.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in February of 2014, until July 31, 2017. The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2017 is 3.75%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2017, the Company was in compliance with all of the financial covenants.

At March 31, 2017 and December 31, 2016 the Company had no balance outstanding on the line of credit. At March 31, 2017, the Company had $2,000,000 available on the line of credit.

As of March 31, 2017 the Company had an installment note payable of $275,333, due in payments of $137,667 on March 15, 2018 and 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of March 31, 2017 the Company had a 15 year installment note payable of $1,675,000, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2017, the Company had a total long-term debt balance of $7,522,216, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $195,405. As of December 31, 2016, the Company had a total long-term debt balance of $4,869,994.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no off-balance sheet arrangements.

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

CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors have not materially changed as of March 31, 2017 from those disclosed in the 2016 Annual Report. However, it is important to note that the risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

        (c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 2017	17,430	$8.11	17,430	$66,311
Month #2
February 2017	-	$-	-	$66,311
Month #3
March 2017	4,628	$8.08	4,628	$278,913
Total	22,058	$8.10	22,058	$278,913

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. - continued

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. Subsequently, the Board added a total of $600,000 in funds to this plan in 2016. On February 2, 2017, the Board approved adding an additional $250,000 to the repurchase plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of March 31, 2017, $278,913 remained unspent under this plan.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

3.1 Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2 Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3 Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company's Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 11, 2017	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)