Form 10-Q
period 2017-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2017-08-10
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ YES                  ☒ NO

Number of shares of common stock outstanding as of August 10, 2017: 4,980,669
Number of shares of preferred stock outstanding as of August 10, 2017: 2,396,954

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS
(Unaudited)

ASSETS

	June 30 ,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$10,004,691	$5,706,351
Accounts receivable, net	1,431,894	1,871,450
Inventories (Note 2)	11,681,214	11,970,656
Prepaid expenses and other current assets	82,558	399,740
Total current assets	23,200,357	19,948,197

Investment in Kore Wine Company	49,153	59,186
Vineyard development costs, net	5,515,763	4,666,794
Property and equipment, net (Note 3)	22,587,446	20,196,945

TOTAL ASSETS	$51,352,719	$44,871,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$456,831	$505,085
Accrued expenses	680,295	995,405
Investor deposits for preferred stock (Note 9)	2,912,176	-
Current portion of notes payable	1,795,258	245,417
Current portion of long-term debt	376,128	380,471
Income taxes payable	459,506	389,798
Current portion of deferred revenue-distribution agreement	142,857	142,857
Unearned revenue	194,956	213,612
Grapes payable	-	693,666
Total current liabilities	7,018,007	3,566,311

Notes payable, net of current portion	137,667	-
Long-term debt, net of current portion and debt issuance costs	6,857,781	4,443,685
Deferred rent liability	97,796	113,567
Deferred revenue-distribution agreement, net of current portion	23,793	95,223
Deferred gain	73,125	89,172
Deferred income taxes	1,931,000	1,931,000
Total liabilities	16,139,169	10,238,958

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
2,397,954 shares, liquidation preference $10,215,175, issued and outstanding at June 30, 2017 and 2,397,954 shares, liquidation preference $9,947,359 issued and outstanding at December 31, 2016,
respectively.	9,324,973	9,061,307
Common stock, no par value, 10,000,000 shares authorized, 4,980,869 and
5,016,685 shares issued and outstanding at June 30, 2017 and
December 31, 2016, respectively.	8,644,330	8,971,575
Retained earnings	17,244,247	16,599,282
Total shareholders’ equity	35,213,550	34,632,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,352,719	$44,871,122

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

SALES, NET	$5,313,784	$4,639,028	$9,764,329	$8,822,797
COST OF SALES	2,124,850	1,714,727	3,832,530	3,299,448

GROSS PROFIT	3,188,934	2,924,301	5,931,799	5,523,349

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,129,794	2,096,097	4,369,532	3,953,069

INCOME FROM OPERATIONS	1,059,140	828,204	1,562,267	1,570,280

OTHER INCOME (EXPENSE)
Interest income	3,747	2,761	11,061	4,801
Interest expense	(122,866)	(72,154)	(219,566)	(145,165)
Other income, net	51,433	35,758	134,576	126,500

INCOME BEFORE INCOME TAXES	991,454	794,569	1,488,338	1,556,416

INCOME TAX PROVISION	(397,953)	(317,397)	(579,708)	(591,354)

NET INCOME	593,501	477,172	908,630	965,062

Accrued preferred stock dividends	(131,833)	(114,691)	(263,665)	(193,586)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$461,668	$362,481	$644,965	$771,476

Basic income per common share after preferred dividends	$0.09	$0.07	$0.13	$0.15

Diluted income per common share after preferred dividends	$0.09	$0.07	$0.13	$0.15

Weighted average number of
basic common shares outstanding	4,994,407	4,999,514	5,000,046	4,993,324
Weighted average number of
diluted common shares outstanding	4,994,407	5,003,583	5,000,046	4,997,304

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$908,630	$965,062
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	739,816	654,880
Gain on disposition of property & equipment	(1,243)	-
Stock based compensation expense	-	744
Loss from investment in Kore Wine Company	10,033	814
Deferred rent liability	(15,771)	(13,594)
Deferred gain	(16,048)	(16,047)
Change in operating assets and liabilities:
Accounts receivable	439,556	549,928
Inventories	289,442	226,448
Prepaid expenses and other current assets	317,182	(285,516)
Income taxes receivable	-	142,355
Unearned revenue	(18,656)	1,775
Deferred revenue-distribution agreement	(71,430)	(71,430)
Grapes payable	(693,666)	(816,879)
Accounts payable	(114,146)	(14,740)
Accrued expenses	(315,110)	(120,689)
Income taxes payable	69,708	-
Net cash from operating activities	1,528,297	1,203,111

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(569,178)	(496,903)
Additions to property and equipment	(1,437,639)	(1,618,967)
Proceeds from sale of property and equipment	45,000	-
Net cash from investing activities	(1,961,817)	(2,115,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,672,659	-
Proceeds from investor deposits held as restricted cash	-	209,504
Proceeds from investor deposits held as liability	2,912,176	(209,504)
Payment on installment note for property purchase	(262,825)	(245,417)
Payments on long-term debt	(262,905)	(171,885)
Proceeds from issuance of preferred stock	-	3,994,852
Proceeds from exercise of stock options	21,630	194,052
Repurchase of common stock	(348,875)	(341,974)
Net cash from financing activities	4,731,860	3,429,628

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,298,340	2,516,869

CASH AND CASH EQUIVALENTS, beginning of period	5,706,351	4,010,664

CASH AND CASH EQUIVALENTS, end of period	$10,004,691	$6,527,533

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$1,950,333	$-
Purchases of property and equipment and vineyard development
costs included in accounts payable	$165,788	$161,436

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of June 30, 2017 and 2016. 0 and 4,069 potentially dilutive shares are included in the computation of dilutive earnings per share for the three month periods ended June 30, 2017 and 2016, respectively. 0 and 3,980 potentially dilutive shares are included in the computation of dilutive earnings per share for the six month periods ended June 30, 2017 and 2016, respectively.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator

Net income	$593,501	$477,172	$908,630	$965,062
Accrued preferred stock dividends	(131,833)	(114,691)	(263,665)	(193,586)

Net income applicable to common shares	$461,668	$362,481	$644,965	$771,476

Denominator

Basic weighted average common shares	4,994,407	4,999,514	5,000,046	4,993,324
Dilutive stock options	-	4,069	-	3,980

Diluted weighted average common shares	4,994,407	5,003,583	5,000,046	4,997,304

Basic income per common share
after preferred dividends	$0.09	$0.07	$0.13	$0.15

Diluted income per common share
after preferred dividends	$0.09	$0.07	$0.13	$0.15

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

The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company anticipates adopting the standard in the first quarter of 2018 and is still evaluating the method of application. The Company has evaluated the effect of the standard and does not believe it will be material o the Company’s financial reporting.

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2017	December 31, 2016

Winemaking and packaging materials	$801,141	$817,836
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	4,780,515	6,634,014
Finished goods (bottled wine and related products)	6,099,558	4,518,806

Current inventories	$11,681,214	$11,970,656

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2017	December 31, 2016

Construction in progress	$919,754	$449,409
Land, improvements and other buildings	10,008,215	8,063,716
Winery building and hospitality center	14,861,505	14,458,309
Equipment	10,366,935	10,122,593

	36,156,409	33,094,027

Accumulated depreciation	(13,568,963)	(12,897,082)

Property and equipment, net	$22,587,446	$20,196,945

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income. For the six months ended June 30, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In April of 2017, the Company renewed the credit agreement until July 31, 2018. The interest rate was 3.5% at June 30, 2017 and 3.75% at December 31, 2016. At June 30, 2017 and December 31, 2016 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of June 30, 2017, the Company was in compliance with these financial covenants.

Notes payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of June 30, 2017 the Company had no balance due on this note. As of December 31, 2016 the Company had a balance due of $245,417.

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of June 30, 2017 the Company had a balance of $275,333 due on this note. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2017 the Company had a balance of $1,657,591 due on this note.

Long Term Debt – In March 2017 the Company secured a loan with Farm Credit Services that involved the refinancing of three of its four outstanding loans. The Company subsequently has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,387,904 as of June 30, 2017. At December 31, 2016, the Company had four long term debt arrangements with Farm Credit Services with an aggregate outstanding balance of $4,824,096. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $41,118 and $45,899 as of June 30, 2017 and December 31, 2016, respectively. The purpose of this loan was to purchase a vehicle.

As of June 30, 2017 and December 31, 2016, the Company had unamortized debt issuance costs of $195,113 and $45,839, respectively.

6) STOCK BASED COMPENSATION

The Company has a stock incentive plan, originally created in 1992, and most recently amended in 2001. No additional grants may be made under the plan. All stock options had an exercise price that was equal to the estimated fair market value of the Company’s stock on the date the options were granted. Administration of the plan, including determination of the number, term, and type of options to be granted, was with the Board of Directors or a duly authorized committee of the Board of Directors. Options were generally granted based on employee performance with vesting periods ranging from date of grant to seven years. At the date of the grant, the maximum term before expiration was ten years.

The following table presents information related to the value of outstanding stock options during the period shown:

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	-	$-	7,000	$3.09
Granted	-	-	-	-
Exercised	-	$-	(7,000)	3.09
Forfeited	-	-	-	-

Outstanding at end of period	-	$-	-	$-

At June 30, 2017, the Company had no outstanding stock options. Stock options exercised during the three months ended June 30, 2017 and 2016 were 0 and 23,157, respectively. Stock options exercised during the six months ended June 30, 2017 and 2016 were 7,000 and 60,000, respectively. The Company had no unrecognized stock compensation expense as of June 30, 2017.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $510,000 and $74,000 in income taxes for the three months ended June 30, 2017 and 2016, respectively. The Company paid $510,000 and $449,250 in income taxes for the six months ended June 30, 2017 and 2016, respectively.

Interest - The Company paid $121,352 and $72,964 for the three months ended June 30, 2017 and 2016, respectively, in interest on long-term debt. The Company paid $191,462 and $146,467 for the six months ended June 30, 2017 and 2016, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2017 and 2016. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$1,995,008	$1,565,355	$3,318,776	$3,073,673	$5,313,784	$4,639,028
Cost of Sales	589,575	368,546	1,535,275	1,346,181	2,124,850	1,714,727
Gross Margin	1,405,433	1,196,809	1,783,501	1,727,492	3,188,934	2,924,301
Selling Expenses	862,458	835,714	452,301	451,558	1,314,759	1,287,272
Contribution Margin	$542,975	$361,095	$1,331,200	$1,275,934	$1,874,175	$1,637,029
Percent of Sales	37.5%	33.7%	62.5%	66.3%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$3,484,127	$2,966,830	$6,280,202	$5,855,967	$9,764,329	$8,822,797
Cost of Sales	954,186	695,712	2,878,344	2,603,736	3,832,530	3,299,448
Gross Margin	2,529,941	2,271,118	3,401,858	3,252,231	5,931,799	5,523,349
Selling Expenses	1,719,463	1,523,342	927,783	828,345	2,647,246	2,351,687
Contribution Margin	$810,478	$747,776	$2,474,075	$2,423,886	$3,284,553	$3,171,662
Percent of Sales	35.7%	33.6%	64.3%	66.4%	100.0%	100.0%

Direct sales include $155,538 and $0 of bulk wine sales in the three months ended June 30, 2017 and 2016, respectively. Direct sales include $163,788 and $0 of bulk wine sales in the six months ended June 30, 2017 and 2016, respectively.

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

On December 23, 2015 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases.

On March 10, 2016 the Company filed a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A Redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company sold all preferred stock available under this offering.

On May 3, 2017, the Company filed with the SEC a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,298,851 additional shares of Series A Redeemable Preferred stock having proceeds not to exceed $10,000,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.35 per share and concluding at $4.65 per share.

Proceeds from the sale of preferred stock for the three months ended June 30, 2017 were received by the Company and included as unrestricted cash. For the three months ended June 30, 2017 the Company processed $2,912,176 in stock sales, net of acquisition costs, under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”, until the stock was issued effective July 1, 2017.

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

Asset Purchase Agreement – In May 2017 the Company agreed to buy the assets of an existing Company for approximately $142,000. The purchase is scheduled to close in January 2018 and the Company will also assume two contracts.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Such policies were unchanged during the three months ended June 30, 2017.

Overview

The Company continues to position itself for strategic growth through property purchases, refinancing of long-term debt and issuance of our Series A Redeemable Preferred Stock (the “preferred stock”). Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 3,591 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 5,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 163 net members, or 2.4%, to a total of 6,877 members during the six months ending June 30, 2017. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $155,538 for the three months ended June 30, 2017 and no bulk wine sales in the same period of 2016. The Company had bulk wine sales of $163,788 for the six months ended June 30, 2017 and no bulk wine sales in the same period of 2016.

The Company sold approximately 65,081 and 64,547 cases of produced wine during the six months ended June 30, 2017 and 2016, respectively, an increase of 534 cases, or 0.8% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased sales through distributors partially offset by decreased direct to consumer case sales.

Cases sold in 2017 does not include unfulfilled “futures”, where a customer prepays for a wine not yet released. Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue. Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2017, wine inventory included approximately 92,352 cases of bottled wine and 196,950 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 85,524 cases during the six months ended June 30, 2017.

Net income for the three months ended June 30, 2017 and 2016 was $593,501 and $477,172, respectively, an increase of $116,329, or 24.4%, in the current year period over the prior year period. Net income for the six months ended June 30, 2017 and 2016 was $908,630 and $965,062, respectively, a decrease of $56,432, or 5.8%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended June 30, 2017 and 2016 was $461,668 and $362,481, respectively, an increase of $99,187, or 27.4%, in the current year period over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2017 and 2016 was $644,965 and $771,476, respectively, a decrease of $126,511, or 16.4%, in the current year period over the prior year period.

Overall gross profit for the three months ended June 30, 2017 and 2016 was $3,188,934 and $2,924,301, respectively, an increase of $264,633, or 9.0%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended June 30, 2017 and 2016 was 60.0% and 63.0%, respectively, a decrease of 3.0 percentage points in the current year period over the prior year period. In June 2017 the Company wrote down $112,599 of bulk wine as an expense to cost of sales. This write down reduced our gross profit as a percentage of net sales for the three months ended June 30, 2017 by approximately 2.1 percentage points. Overall gross profit for the six months ended June 30, 2017 and 2016 was $5,931,799 and $5,523,349, respectively, an increase of $408,450, or 7.4%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2017 and 2016 was 60.7% and 62.6%, respectively, a decrease of 1.9 percentage points in the current year period over the prior year period. In the six months ended June 30, 2017 the Company wrote down $188,517 of bulk wine as an expense to cost of sales. This write down reduced our gross profit as a percentage of net sales for the six months ended June 30, 2017 by approximately 2.0 percentage points.

The Company generated $0.09 and $0.07 in basic earnings per share after preferred dividends during the three months ended June 30, 2017 and 2016, respectively. The Company generated $0.13 and $0.15 in basic earnings per share after preferred dividends during the six months ended June 30, 2017 and 2016, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

M. Shaken Communications, the parent company of Wine Spectator, selected the Company as the 2016 Hot Prospect Impact Brand. The criteria for this prestigious award was the Company's strong depletion rates and consistent growth in the past three years. The Company will be featured in the September 1st and 15th Global Impact Newsletter and be the featured story in the October issue of Market Watch.

The Company's Winery Director Christine Collier was selected by Portland Business Journal as a Top 40 Under 40 award winner. The publication featured a profile of her and hosted an awards banquet in June.

Wine Enthusiast Magazine rated the Company's 2015 Vintage 42 Chardonnay wine a 92 point score.

The Company's 2015 Estate Pinot Noir earned a Double Gold Medal and 95 point score and 2016 Whole Cluster Rose of Pinot Noir earned a Gold Medal and 91 point score at the San Francisco Chronicle Wine Competition, the largest wine competition in North America.

The Company's 2015 Riesling was featured in Southern Living Magazine in the article titled, "Treaty of Paris."

The Company's Memorial Day Weekend Celebration was featured in a Food and Wine online article featuring "Memorial Day Weekend Getaways and Day Trips Across the Country."

The Company's 2013 Estate Pinot Noir was included in a list of "Great Wines from the West" by quench.me.

The Company's overnight accommodations, guest experiences and wines were featured in an online article by Elizabeth Rose of Wander with Wonder called, "A Luxurious Overnight in Oregon Wine Country."

The Company partnered with Tillamook Diary Co-op on in-store displays and promotions featuring Tillamook Cheese and the Company's wine in Safeway and Albertson's stores.

The Company participated in the Sunset Magazine Celebration Weekend, Five Star Sensation, and San Diego Wine Classic.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended June 30, 2017 and 2016 were $5,313,784 and $4,639,028, respectively, an increase of $674,756, or 14.5%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $429,653 and an increase in sales through distributors of $245,103 in the current year three month period over the prior year period. The increase in direct sales to consumers is primarily the result of increased tasting room, wine club, hospitality and kitchen sales in 2017 when compared to 2016. The increase in sales through distributors was not attributable to an isolated factor. Sales for the six months ended June 30, 2017 and 2016 were $9,764,329 and $8,822,797, respectively, an increase of $941,532, or 10.7%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $517,297 and an increase in sales through distributors of $424,235 in the current year period over the prior year period. The increase in direct sales to consumers is primarily the result of increased tasting room, wine club, hospitality and kitchen sales in 2017 when compared to 2016.

Cost of Sales

Cost of Sales for the three months ended June 30, 2017 and 2016 were $2,124,850 and $1,714,727, respectively, an increase of $410,123, or 23.9%, in the current period over the prior year period. This change was primarily the result of an increase in cost of product sales in addition to a write off of $112,599 of bulk wine inventory to cost of sales in June 2017. Cost of Sales for the six months ended June 30, 2017 and 2016 were $3,832,530 and $3,299,448, respectively, an increase of $533,082, or 16.2%, in the current period over the prior year period. This change was primarily the result of an increase in cost of product sales of $344,565 in addition to a write down of bulk wine inventory of $188,517 in 2017. The write down of bulk wine inventory was the result of the Company agreeing to sell wine, which did not meet the Company’s quality standard, at a price below its carrying cost as well as the disposal of some wine.

Gross Profit

Gross profit for the three months ended June 30, 2017 and 2016 was $3,188,934 and $2,924,301, respectively, an increase of $264,633, or 9.0%, in the current year period over the prior year period. Gross profit for the six months ended June 30, 2017 and 2016 was $5,931,799 and $5,523,349, respectively, an increase of $408,450, or 7.4%, in the current year period over the prior year period. These increases were primarily the result of an overall increase in wine sales partially offset by the write off of bulk wine inventory discussed above.

Gross profit as a percentage of net sales for the three months ended June 30, 2017 and 2016 was 60.0% and 63.0%, respectively, a decrease of 3.0 percentage points in the current year period over the prior year period, of which 2.1 percentage points was attributable to the write down of bulk wine in 2017 discussed above. Gross profit as a percentage of net sales for the six months ended June 30, 2017 and 2016 was 60.7% and 62.6%, respectively, a decrease of 1.9 percentage points in the current year period over the prior year period of which a 2.0 percentage point decrease was attributable to the write down of bulk wine in 2017 discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2017 and 2016 was $2,129,794 and $2,096,097, respectively, an increase of $33,697, or 1.6%, in the current year period over the prior year period. This increase was primarily the result of a decrease in selling expenses of $41,664, or 2.9% being more than offset by an increase in general and administrative expenses of $75,361, or 11.1% in the current quarter. Selling, general and administrative expense for the six months ended June 30, 2017 and 2016 was $4,369,532 and $3,953,069, respectively, an increase of $416,463, or 10.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $224,224, or 8.8% and an increase in general and administrative expenses of $192,239, or 13.7% in the current year. Selling expenses increased in the first half of 2017 compared to the same period in 2016 primarily as a result of increases in sales staffing and incentive costs, product demonstrations and sales travel among other selling related activities in the first quarter of 2017. General and administrative expenses increased in both the second quarter and first half of 2017 compared to the same periods in 2016 primarily as a result of increased resources invested in facilities maintenance and long-term planning activities in 2017.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 was $122,866 and $72,154, respectively, an increase of $50,712 or 70.3%, in the current year period over the prior year period. Interest expense for the six months ended June 30, 2017 and 2016 was $219,566 and $145,165, respectively, an increase of $74,401 or 51.3%, in the current year period over the prior year period. The increase in interest expense in 2017 was primarily the result of additional interest associated with a new note payable used to finance a property purchase and additional debt incurred as part of a refinancing transaction in the first quarter of 2017.

Income Taxes

The income tax expense for the three months ended June 30, 2017 and 2016 was $397,953 and $317,397, respectively, an increase of $80,556 or 25.4%, in the current year period over the prior year period mostly as a result of higher pre-tax income in the second quarter of 2017 compared to the same quarter in 2016. The Company’s estimated federal and state combined income tax rate was 40.1% and 39.9% for the three months ended June 30, 2017 and 2016, respectively. The income tax expense for the six months ended June 30, 2017 and 2016 was $579,708 and $591,354, respectively, a decrease of $11,646 or 2.0%, in the current year period over the prior year period mostly as a result of lower pre-tax income in the first six months of 2017 compared to the same period in 2016. The Company’s estimated federal and state combined income tax rate was 39.0% and 38.0% for the three months ended June 30, 2017 and 2016, respectively.

Net Income

Net income for the three months ended June 30, 2017 and 2016 was $593,501 and $477,172, respectively, an increase of $116,329, or 24.4%, in the current year period over the prior year period. Net income for the six months ended June 30, 2017 and 2016 was $908,630 and $965,062, respectively, a decrease of $56,432, or 5.8%, in the current year period over the prior year period. The increase in net income for the second quarter of 2017 compared to the second quarter of 2016 was primarily the result of increased gross profits being partially offset by higher selling, general & administrative expenses in the second quarter of 2017, while the decrease in net income in the first half of 2017 compared to the same period in 2016 was primarily the result of increased gross profits being more than offset by higher selling, general & administrative expenses in the first half 2017.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2017 and 2016 was $461,668 and $362,481, respectively, an increase of $99,187, or 27.4%, in the current year period over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2017 and 2016 was $644,965 and $771,476, respectively, a decrease of $126,511, or 16.4%, in the current year period over the prior year period. The increase in income applicable to common shareholders in the second quarter of 2017 compared to the same quarter of 2016 was primarily the result of higher gross profit in the current quarter, while the decrease in the first half of 2017 compared to the same period of 2016 was primarily the result of increased gross profit being more than offset by an inventory write down discussed above, increases in selling and administrative expenses, and increased accrued preferred stock dividends in 2017.

Liquidity and Capital Resources

At June 30, 2017, the Company had a working capital balance of $16.2 million and a current working capital ratio of 3.31:1. At December 31, 2016, the Company had a working capital balance of $16.4 million and a current working capital ratio of 5.59:1.

At June 30, 2017, the Company had a cash balance of $10,004,691, while at December 31, 2016, the Company had a cash balance of $5,706,351. The increase in our cash balance during the first half of 2017 was primarily the result of proceeds from additional long-term debt obtained as part of the Company’s refinancing of three existing loans and proceeds from the sale of preferred stock in 2017.

Total cash provided by operating activities in the six months ended June 30, 2017 was $1,528,297. Cash provided by operating activities for the six months ended June 30, 2017 was primarily associated with income from operations adjusted for depreciation expense.

Total cash used in investing activities in the six months ended June 30, 2017 was $1,961,817. Cash used in investing activities for the six months ended June 30, 2017 primarily consisted of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the six months ended June 30, 2017 was $4,731,860. Cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of proceeds from additional debt acquired through the refinance of three of the Company’s long term loans as well as the sale of preferred stock.

Non-cash investing and financing activities in the six months ended June 30, 2017 was $2,116,121. This was primarily the result of the financing of two parcels of land using seller financed notes.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in April of 2017, until July 31, 2018. The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2017 is 3.5%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2017, the Company was in compliance with all of the financial covenants.

At June 30, 2017 and December 31, 2016 the Company had no balance outstanding on the line of credit. At June 30, 2017, the Company had $2,000,000 available on the line of credit.

As of June 30, 2017 the Company had an installment note payable of $275,333, due in payments of $137,667 on March 15, 2018 and 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of June 30, 2017 the Company had a 15 year installment note payable of $1,657,591, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2017, the Company had a total long-term debt balance of $7,429,022, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $195,113. As of December 31, 2016, the Company had a total long-term debt balance of $4,869,994.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of June 30, 2017 from those disclosed in the 2016 Annual Report. However, it is important to note that the risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
– (b) Not applicable

(c)

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 2017	-	$-	-	$278,913
Month #2
May 2017	14,088	$8.12	14,088	$160,476
Month #3
June 2017	6,670	$8.12	6,670	$110,395
Total	20,758	$8.12	20,758	$110,395

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. Subsequently, the Board added a total of $600,000 in funds to this plan in 2016. On February 2, 2017, the Board approved adding an additional $250,000 to the repurchase plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of June 30, 2017, $110,395 remained unspent under this plan.

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
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 10, 2017	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)