Form 10-Q
period 2017-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2017-11-09
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Number of shares of common stock outstanding as of November 9, 2017: 4,964,529
Number of shares of preferred stock outstanding as of November 9, 2017: 4,400,202

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS (Unaudited)

ASSETS

	September 30 ,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$13,009,179	$5,706,351
Accounts receivable, net	1,942,424	1,871,450
Inventories (Note 2)	11,929,867	11,970,656
Prepaid expenses and other current assets	109,122	399,740
Total current assets	26,990,592	19,948,197

Investment in Kore Wine Company	49,153	59,186
Vineyard development costs, net	5,656,563	4,666,794
Property and equipment, net (Note 3)	23,188,820	20,196,945

TOTAL ASSETS	$55,885,128	$44,871,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$640,640	$505,085
Accrued expenses	954,847	995,405
Investor deposits for preferred stock (Note 9)	1,713,210	-
Current portion of notes payable	1,777,587	245,417
Current portion of long-term debt	392,434	380,471
Income taxes payable	527,144	389,798
Current portion of deferred revenue-distribution agreement	130,935	142,857
Unearned revenue	203,055	213,612
Grapes payable	263,514	693,666
Total current liabilities	6,603,366	3,566,311

Notes payable, net of current portion	137,667	-
Long-term debt, net of current portion and debt issuance costs	6,753,441	4,443,685
Deferred rent liability	89,910	113,567
Deferred revenue-distribution agreement, net of current portion	-	95,223
Deferred gain	65,101	89,172
Deferred income taxes	1,931,000	1,931,000
Total liabilities	15,580,485	10,238,958

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
3,574,317 shares, liquidation preference $15,293,668, issued and outstanding at September 30, 2017 and 2,397,954 shares, liquidation preference $9,947,359 issued and outstanding at December 31, 2016,
respectively.	14,118,339	9,061,307
Common stock, no par value, 10,000,000 shares authorized, 4,964,719 and
5,016,685 shares issued and outstanding at September 30, 2017 and
December 31, 2016, respectively.	8,514,061	8,971,575
Retained earnings	17,672,243	16,599,282
Total shareholders’ equity	40,304,643	34,632,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,885,128	$44,871,122

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

SALES, NET	$5,143,588	$4,741,711	$14,907,917	$13,564,508
COST OF SALES	1,762,214	1,700,460	5,594,744	4,999,908

GROSS PROFIT	3,381,374	3,041,251	9,313,173	8,564,600

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,283,143	2,046,948	6,652,674	6,000,017

INCOME FROM OPERATIONS	1,098,231	994,303	2,660,499	2,564,583

OTHER INCOME (EXPENSE)
Interest income	6,535	2,688	17,596	7,489
Interest expense	(127,431)	(71,264)	(346,997)	(216,429)
Other income, net	45,886	35,626	180,462	162,126

INCOME BEFORE INCOME TAXES	1,023,221	961,353	2,511,560	2,517,769

INCOME TAX PROVISION	(398,638)	(361,542)	(978,346)	(952,896)

NET INCOME	624,583	599,811	1,533,214	1,564,873

Accrued preferred stock dividends	(196,587)	(131,832)	(460,253)	(325,418)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$427,996	$467,979	$1,072,961	$1,239,455

Basic income per common share after preferred dividends	$0.09	$0.09	$0.21	$0.25

Diluted income per common share after preferred dividends	$0.09	$0.09	$0.21	$0.25

Weighted average number of
basic common shares outstanding	4,976,732	4,994,061	4,992,189	4,993,571
Weighted average number of
diluted common shares outstanding	4,976,732	4,998,444	4,992,189	4,997,737

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,533,214	$1,564,873
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,132,635	990,107
Gain on disposition of property & equipment	(1,243)	-
Stock based compensation expense	-	748
Loss from investment in Kore Wine Company	10,033	814
Deferred rent liability	(23,657)	(20,392)
Deferred gain	(24,072)	(24,071)
Change in operating assets and liabilities:
Accounts receivable	(70,974)	269,888
Inventories	40,789	(1,179,002)
Prepaid expenses and other current assets	290,618	57,468
Income taxes receivable	-	204,513
Unearned revenue	(10,557)	17,116
Deferred revenue-distribution agreement	(107,145)	(107,145)
Grapes payable	(430,152)	227,969
Accounts payable	12,886	(43,443)
Accrued expenses	(40,558)	215,283
Income taxes payable	137,346	284,383
Net cash from operating activities	2,449,163	2,459,109

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(795,456)	(740,183)
Additions to property and equipment	(2,289,578)	(2,402,303)
Proceeds from sale of property and equipment	45,000	-
Net cash from investing activities	(3,040,034)	(3,142,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,672,659	-
Proceeds from investor deposits held as restricted cash	-	1,476,232
Proceeds from investor deposits held as liability	1,713,210	(1,476,232)
Payment on installment note for property purchase	(280,496)	(245,417)
Payments on long-term debt	(350,939)	(259,378)
Proceeds from issuance of preferred stock	4,596,779	5,326,746
Proceeds from exercise of stock options	21,630	194,052
Repurchase of common stock	(479,144)	(502,890)
Net cash from financing activities	7,893,699	4,513,113

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,302,828	3,829,736

CASH AND CASH EQUIVALENTS, beginning of period	5,706,351	4,010,664

CASH AND CASH EQUIVALENTS, end of period	$13,009,179	$7,840,400

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$1,950,333	$-
Purchases of property and equipment and vineyard development
costs included in accounts payable	$222,565	$20,113

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of September 30, 2017 and 2016. Potentially dilutive shares of 0 and 4,383 are included in the computation of dilutive earnings per share for the three month periods ended September 30, 2017 and 2016, respectively. Potentially dilutive shares of 0 and 4,166 are included in the computation of dilutive earnings per share for the nine month periods ended September 30, 2017 and 2016, respectively.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator

Net income	$624,583	$599,811	$1,533,214	$1,564,873
Accrued preferred stock dividends	(196,587)	(131,832)	(460,253)	(325,418)

Net income applicable to common shares	$427,996	$467,979	$1,072,961	$1,239,455

Denominator

Basic weighted average common shares	4,976,732	4,994,061	4,992,189	4,993,571
Dilutive stock options	-	4,383	-	4,166

Diluted weighted average common shares	4,976,732	4,998,444	4,992,189	4,997,737

Basic income per common share
after preferred dividends	$0.09	$0.09	$0.21	$0.25

Diluted income per common share
after preferred dividends	$0.09	$0.09	$0.21	$0.25

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

The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company anticipates adopting the standard in the first quarter of 2018 and has evaluated the effect of the standard and does not believe it will be material to the Company’s financial reporting.

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2017	December 31, 2016

Winemaking and packaging materials	$575,300	$817,836
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	3,657,437	6,634,014
Finished goods (bottled wine and related products)	7,697,130	4,518,806

Current inventories	$11,929,867	$11,970,656

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2017	December 31, 2016

Construction in progress	$1,237,533	$449,409
Land, improvements and other buildings	10,042,355	8,063,716
Winery building and hospitality center	14,983,002	14,458,309
Equipment	10,867,673	10,122,593

	37,130,563	33,094,027

Accumulated depreciation	(13,941,743)	(12,897,082)

Property and equipment, net	$23,188,820	$20,196,945

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income. For the nine months ended September 30, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $107,145 and $107,145, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In April of 2017, the Company renewed the credit agreement until July 31, 2018. The interest rate was 3.5% at September 30, 2017 and 3.75% at December 31, 2016. At September 30, 2017 and December 31, 2016 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of September 30, 2017, the Company was in compliance with these financial covenants.

Notes payable – In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of September 30, 2017 the Company had no balance due on this note. As of December 31, 2016 the Company had a balance due of $245,417.

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of September 30, 2017 the Company had a balance of $275,333 due on this note. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2017 the Company had a balance of $1,639,921 due on this note.

Long Term Debt – In March 2017 the Company secured a loan with Farm Credit Services that involved the refinancing of three of its four outstanding loans. The Company subsequently has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,296,409, as of September 30, 2017. At December 31, 2016, the Company had four long term debt arrangements with Farm Credit Services with an aggregate outstanding balance of $4,824,096. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $38,249 and $45,899 as of September 30, 2017 and December 31, 2016, respectively. The purpose of this loan was to purchase a vehicle.

As of September 30, 2017 and December 31, 2016, the Company had unamortized debt issuance costs of $188,784 and $45,839, respectively.

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

The following table presents information related to the value of outstanding stock options during the period shown:

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	-	$-	7,000	$3.09
Granted	-	-	-	-
Exercised	-	$-	(7,000)	3.09
Forfeited	-	-	-	-

Outstanding at end of period	-	$-	-	$-

At September 30, 2017, the Company had no outstanding stock options. There were no stock options exercised during the three months ended September 30, 2017 and 2016. Stock options exercised during the nine months ended September 30, 2017 and 2016 were 7,000 and 60,000, respectively. The Company had no unrecognized stock compensation expense as of September 30, 2017.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $331,000 and $0 in income taxes for the three months ended September 30, 2017 and 2016, respectively. The Company paid $841,000 and $464,250 in income taxes for the nine months ended September 30, 2017 and 2016, respectively.

Interest - The Company paid $119,615 and $71,683 for the three months ended September 30, 2017 and 2016, respectively, in interest on long-term debt. The Company paid $311,077 and $218,150 for the nine months ended September 30, 2017 and 2016, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2017 and 2016. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$2,263,453	$2,052,390	$2,880,135	$2,689,321	$5,143,588	$4,741,711
Cost of Sales	555,817	633,116	1,206,397	1,067,344	1,762,214	1,700,460
Gross Margin	1,707,636	1,419,274	1,673,738	1,621,977	3,381,374	3,041,251
Selling Expenses	1,022,807	808,761	423,433	361,004	1,446,240	1,169,765
Contribution Margin	$684,829	$610,513	$1,250,305	$1,260,973	$1,935,134	$1,871,486
Percent of Sales	44.0%	43.3%	56.0%	56.7%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$5,747,579	$5,019,220	$9,160,338	$8,545,288	$14,907,917	$13,564,508
Cost of Sales	1,510,003	1,328,828	4,084,741	3,671,080	5,594,744	4,999,908
Gross Margin	4,237,576	3,690,392	5,075,597	4,874,208	9,313,173	8,564,600
Selling Expenses	2,742,294	2,332,103	1,351,216	1,189,349	4,093,510	3,521,452
Contribution Margin	$1,495,282	$1,358,289	$3,724,381	$3,684,859	$5,219,663	$5,043,148
Percent of Sales	38.6%	37.0%	61.4%	63.0%	100.0%	100.0%

Direct Sales include $30,624 and $148,752 of bulk wine sales in the three months ended September 30, 2017 and 2016, respectively. Direct Sales include $194,412 and $148,752 of bulk wine sales in the nine months ended September 30, 2017 and 2016, respectively.

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

On March 10, 2016 the Company filed with the SEC a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A Redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company sold all preferred stock available under this offering.

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

Proceeds from the sale of preferred stock for the three months ended September 30, 2017 were received by the Company and included as unrestricted cash. For the three months ended September 30, 2017 the Company processed $1,713,210 in stock sales, net of acquisition costs, under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”, until the stock was issued effective October 1, 2017.

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

Grape Purchases - The Company has entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers. This contract amended and extended three separate contracts and purchases fruit through the 2023 harvest year. With this agreement the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused and no payment would be due.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Such policies were unchanged during the three months ended September 30, 2017.

Overview

The Company continues to position itself for strategic growth through property purchases, refinancing of long-term debt and issuance of our Series A Redeemable Preferred Stock (the “preferred stock”). Management expects near term financial results to be negatively impacted by these activities as a result of accruing preferred stock dividends, strategic planning and development costs and other growth associated costs.

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Tualatin Estates and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 4,409 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 6,200 potential customers of the Company. Membership in the Company’s wine club increased by approximately 357 net members, or 5.3%, to a total of 7,071 members during the nine months ending September 30, 2017. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $30,624 for the three months ended September 30, 2017 and $148,752 in bulk wine sales in the same period of 2016. The Company had bulk wine sales of $194,412 for the nine months ended September 30, 2017 and $148,752 in bulk wine sales in the same period of 2016.

The Company sold approximately 98,383 and 95,105 cases of produced wine during the nine months ended September 30, 2017 and 2016, respectively, an increase of 3,278 cases, or 3.4% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased sales through distributors.

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

At September 30, 2017, wine inventory included approximately 119,369 cases of bottled wine and 100,846 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 145,342 cases during the nine months ended September 30, 2017.

Net income for the three months ended September 30, 2017 and 2016 was $624,583 and $599,811, respectively, an increase of $24,772, or 4.1%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2017 and 2016 was $1,533,214 and $1,564,873, respectively, a decrease of $31,659, or 2.0%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended September 30, 2017 and 2016 was $427,996 and $467,979, respectively, a decrease of $39,983, or 8.5%, in the current year period over the prior year period. Income applicable to common shareholders for the nine months ended September 30, 2017 and 2016 was $1,072,961 and $1,239,455, respectively, a decrease of $166,494, or 13.4%, in the current year period over the prior year period.

Overall gross profit for the three months ended September 30, 2017 and 2016 was $3,381,374 and $3,041,251, respectively, an increase of $340,123, or 11.2%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended September 30, 2017 and 2016 was 65.7% and 64.1%, respectively, an increase of 1.6 percentage points in the current year period over the prior year period. Overall gross profit for the nine months ended September 30, 2017 and 2016 was $9,313,173 and $8,564,600, respectively, an increase of $748,573, or 8.7%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was 62.5% and 63.1%, respectively, a decrease of .6 percentage points in the current year period over the prior year period.

The Company generated $0.09 and $0.09 in basic earnings per share after preferred dividends during the three months ended September 30, 2017 and 2016, respectively. The Company generated $0.21 and $0.25 in basic earnings per share after preferred dividends during the nine months ended September 30, 2017 and 2016, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

Wine Spectator Magazine rated the Company's 2015 Estate Pinot Noir a 91 point score and included it in an article titled, "12 Polished Oregon Pinot Noirs."

Wine Enthusiast Magazine rated the Company's 2015 Vintage 42 Chardonnay a 92 point score and featured it in an article titled, "The Old Vines of Oregon Wine."

Robert Parker's Wine Advocate rated the Company's 2015 Vintage 42 Chardonnay with a 92 point, 2015 Bernau Block Chardonnay with a 90+ point, and 2015 Estate Chardonnay with a 90 point score.

The Company was selected as a 2016 Impact Hot Prospect Brand by M. Shaken Communications, Inc., the parent company of Wine Spectator Magazine. The criteria for this prestigious award are depletions between 50,000 and 200,000 cases in 2016 and at least 15% growth in 2016 and consistent growth in 2015 and 2014. The Company's award was featured in the September 1st and 15th issues of Global Impact Newsletter and in the October issue of Market Watch.

Capital Press wrote an article, "Queen of the Vine: Betty O'Brien," about Elton Vineyard owner and member of the Company's Board of Directors. The article featured her contribution to the Oregon wine industry and information about the release of the Company's new Elton wines made from her vineyard.

D Magazine, based in Dallas, Texas, featured the Company's 2016 Whole Cluster Pinot Noir in an article titled, "What to Drink Now: Exceptional Everyday Red Wines."

The Company was featured in a Wines & Vines article called, "Look Up in Walla Walla," discussing the expansion into the Walla Walla Valley for the new Pambrun winery.

The Company participated in an Oregon Wine Board Media Tour presenting on a panel titled "The Rise of Pinot Noir as a Category."

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2017 and 2016 were $5,143,588 and $4,741,711, respectively, an increase of $401,877, or 8.5%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales of $211,063 and an increase in sales through distributors of $190,814 in the current year three month period over the prior year period. The increase in direct sales to consumers is primarily the result of increased tasting room, hospitality and kitchen sales in the third quarter of 2017 when compared to the same quarter of 2016. The increase in sales through distributors was not attributable to an isolated factor. Sales for the nine months ended September 30, 2017 and 2016 were $14,907,917 and $13,564,508, respectively, an increase of $1,343,409, or 9.9%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales of $728,359 and an increase in sales through distributors of $615,050 in the current year period over the prior year period. The increase in direct sales to consumers is primarily the result of increased tasting room, hospitality and kitchen sales in 2017 when compared to 2016.

Cost of Sales

Cost of Sales for the three months ended September 30, 2017 and 2016 were $1,762,214 and $1,700,460, respectively, an increase of $61,754, or 3.6%, in the current period over the prior year period. This change was primarily the result of an increase in wine sales in the third quarter of 2017 compared to the same quarter in 2016. Cost of Sales for the nine months ended September 30, 2017 and 2016 were $5,594,744 and $4,999,908, respectively, an increase of $594,836, or 11.9%, in the current period over the prior year period. This change was primarily the result of an increase in wine sales in the current period compared to the same period in 2016.

Gross Profit

Gross profit for the three months ended September 30, 2017 and 2016 was $3,381,374 and $3,041,251, respectively, an increase of $340,123, or 11.2%, in the current year period over the prior year period. Gross profit for the nine months ended September 30, 2017 and 2016 was $9,313,173 and $8,564,600, respectively, an increase of $748,573, or 8.7%, in the current year period over the prior year period. These increases were primarily the result of an overall increase in wine sales.

Gross profit as a percentage of net sales for the three months ended September 30, 2017 and 2016 was 65.7% and 64.1%, respectively, an increase of 1.6 percentage points in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was 62.5% and 63.1%, respectively, a decrease of .6 percentage points in the current year period over the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 was $2,283,143 and $2,046,948, respectively, an increase of $236,195, or 11.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $253,666, or 20.5% being partially offset by a decrease in general and administrative expenses of $17,471, or 2.2% in the current quarter. Selling, general and administrative expense for the nine months ended September 30, 2017 and 2016 was $6,652,674 and $6,000,017, respectively, an increase of $652,657, or 10.9%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $477,889, or 12.6% and an increase in general and administrative expenses of $174,768, or 7.9% in the current year. Selling expenses increased in first nine months of 2017 compared to the same period in 2016 primarily as a result of increases in sales staffing and incentive costs, shipping costs, product demonstrations and sales travel among other selling related activities in the first and third quarters of 2017. General and administrative expenses increased in the first nine months of 2017 compared to the same periods in 2016 primarily as a result of increased resources invested in facilities maintenance and long-term planning activities in the first and second quarters of 2017.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was $127,431 and $71,264, respectively, an increase of $56,167 or 78.8%, in the current year period over the prior year period. Interest expense for the nine months ended September 30, 2017 and 2016 was $346,997 and $216,429, respectively, an increase of $130,568 or 60.3%, in the current year period over the prior year period. The increase in interest expense in 2017 was primarily the result of additional interest associated with a new note payable used to finance a property purchase and additional debt incurred as part of a refinancing transaction in the first quarter of 2017.

Income Taxes

The income tax expense for the three months ended September 30, 2017 and 2016 was $398,638 and $361,542, respectively, an increase of $37,096 or 10.3%, in the current year period over the prior year period mostly as a result of higher pre-tax income in the third quarter of 2017 compared to the same quarter in 2016. The Company’s estimated federal and state combined income tax rate was 39.0% and 37.5% for the three months ended September 30, 2017 and 2016, respectively. The income tax expense for the nine months ended September 30, 2017 and 2016 was $978,346 and $952,896, respectively, an increase of $25,450 or 2.7%, in the current year period over the prior year period mostly as a result of slightly lower pre-tax income in the first nine months of 2017 compared to the same period in 2016 being more than offset by a higher applied tax rate. The Company’s estimated federal and state combined income tax rate was 39.0% and 37.8% for the nine months ended September 30, 2017 and 2016, respectively.

Net Income

Net income for the three months ended September 30, 2017 and 2016 was $624,583 and $599,811, respectively, an increase of $24,772, or 4.1%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2017 and 2016 was $1,533,214 and $1,564,873, respectively, a decrease of $31,659, or 2.0%, in the current year period over the prior year period. The increase in net income for the third quarter of 2017 compared to the third quarter of 2016 was primarily the result of increased gross profits being partially offset by higher selling, general & administrative expenses and higher interest expense in the third quarter of 2017, while the decrease in net income in the first nine months of 2017 compared to the same period in 2016 was primarily the result of increased income from operations being more than offset by higher interest expenses in the first nine months of 2017.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2017 and 2016 was $427,996 and $467,979, respectively, a decrease of $39,983, or 8.5%, in the current year period over the prior year period mainly as a result of increased net income being more than offset by an increase in accrued preferred stock dividends in the third quarter of 2017. Income applicable to common shareholders for the nine months ended September 30, 2017 and 2016 was $1,072,961 and $1,239,455, respectively, a decrease of $166,494, or 13.4%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in 2017 compared to 2016 was primarily the result of decreased net income combined with an increase in accrued preferred stock dividends in 2017.

Liquidity and Capital Resources

At September 30, 2017, the Company had a working capital balance of $20.4 million and a current working capital ratio of 4.09:1. At December 31, 2016, the Company had a working capital balance of $16.4 million and a current working capital ratio of 5.59:1.

At September 30, 2017, the Company had a cash balance of $13,009,179, while at December 31, 2016, the Company had a cash balance of $5,706,351. The increase in our cash balance during the first nine months of 2017 was primarily the result of proceeds from additional long-term debt obtained as part of the Company’s refinancing of three existing loans and proceeds from the sale of preferred stock in 2017 in addition to net cash from operating activities.

Total cash provided by operating activities in the nine months ended September 30, 2017 was $2,449,163. Cash provided by operating activities for the nine months ended September 30, 2017 was primarily associated with income from operations adjusted for depreciation expense.

Total cash used in investing activities in the nine months ended September 30, 2017 was $3,040,034. Cash used in investing activities for the nine months ended September 30, 2017 primarily consisted of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the nine months ended September 30, 2017 was $7,893,699. Cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from additional debt acquired through the refinance of three of the Company’s long term loans as well as the sale of preferred stock.

Non-cash investing and financing activities in the nine months ended September 30, 2017 was $2,172,898. This was primarily the result of the financing of two parcels of land using seller financed notes.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in April of 2017, until July 31, 2018. The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2017 is 3.5%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2017, the Company was in compliance with all of the financial covenants.

At September 30, 2017 and December 31, 2016 the Company had no balance outstanding on the line of credit. At September 30, 2017, the Company had $2,000,000 available on the line of credit.

As of September 30, 2017 the Company had an installment note payable of $275,333, due in payments of $137,667 on March 15, 2018 and 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of September 30, 2017 the Company had a 15 year installment note payable of $1,639,921, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2017, the Company had a total long-term debt balance of $7,334,658, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $188,784. As of December 31, 2016, the Company had a total long-term debt balance of $4,869,994.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of September 30, 2017 from those disclosed in the 2016 Annual Report. However, it is important to note that the risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c)

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 2017	200	$8.42	200	$108,712
Month #2
August 2017	6,606	$8.11	6,606	$55,117
Month #3
September 2017	9,344	$8.03	9,344	$30,115
Total	16,150	$8.12	16,150	$30,115

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. Subsequently, the Board added a total of $600,000 in funds to this plan in 2016. On February 2, 2017, the Board approved adding an additional $250,000 to the repurchase plan. On September 16, 2017, the Board approved adding an additional $50,000 to the repurchase plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of September 30, 2017, $30,115 remained unspent under this plan.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 9, 2017	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)