Form 10-K
period 2017-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2018-03-22
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-21522
WILLAMETTE VALLEY VINEYARDS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0981021
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $35,501,897.

The number of outstanding shares of the registrant’s Common Stock as of March 22, 2018 was 4,964,529.

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

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Tualatin Estate and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

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

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2017, $24 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Pinot Blanc, $24 per bottle; Rose, $18 to $24 per bottle; Methode Champenoise Brut, $55 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

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

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $75 per bottle and Chardonnay, $75 per bottle.

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles: Oregon Blossom (blush blend), $12 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, BIO-CASK, DAEDALUS CELLARS, OREGON’S LANDMARK WINERY, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, INGRAM ESTATE and IT’S WILLAMETTE, DAMMIT marks. Additionally, the Company has allowed use on PAMBRUN, PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 1995 to 2017, U.S. wineries grew in number from 1,817 to 9,654, according to Todorov, and are one of the fastest growing segments in agriculture with an annual growth of 9% from 2016 to 2017. U.S. wineries increased production in 2016, the most recent year such data is available, by 5% and produced approximately 339 million cases according to The Wine Institute.

The United States is the largest wine market in the world in terms of revenues and volume representing 13.4% of world consumption in 2015, the last year in which data is available. In 2017 U.S. wine sales reached $41.8 billion, according to Wines and Vines, a 2% increase from 2016. According to Gomberg Fredrickson Associates, U.S. wine shipments reached 403 million cases in 2017 with total US wine sales, domestic and import, revenue of $62.7 billion, according to Wines and Vines. U.S. wine sales have grown for 25 consecutive years and there were 550,000 locations that sell wine in 2016, the last year in which such data is available, an increase of 120,000 locations over the past 10 years according to Nielsen.

According to the Wine Marketing Council U.S. consumers continue to enjoy wine with 120 million Americans, approximately 40% of the adult population, drinking wine in 2017. Of U.S. wine consumers 59% are female and 41% male with 35% of consumers drinking wine more than once per week according to the Wine Marketing Council. Domestic wine accounted for 66.7% of U.S. sales according to Wines and Vines. The five most popular wines are chardonnay, cabernet sauvignon, red blends, pinot gris and pinot noir, according to Wine Business Monthly. Additionally, sparkling wines have seen double digit growth.

In 2017, off-premise sales accounted for roughly 78% of the U.S. market with an average bottle price of $10 according to Nielsen. Although direct to consumer (DTC) sales represented less than 2% of the U.S. volume in 2017, such sales increased by 15.5% in 2017 from 2016 according to Sovos.

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

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Southern Oregon University Research Center (SOURCE) in 2016, the most recent year such data is available, there were 725 commercial wineries licensed in Oregon, an increase of 3.3% from 2015, and 30,435 planted acres of wine grape vineyards, 27,658 acres of which were harvested. Oregon wine grapes produced a 2016 crop with a total value of $168 million, a decrease of 4.6% from 2015 according to SOURCE. Pinot Noir leads all varieties accounting for 64% of planted acreage. According to SOURCE Oregon case sales in 2016 are estimated at 3.4 million, up from 3.1 million in 2015, a 10% increase helped by a 14% increase in national sales. SOURCE estimated case sales in dollars for 2016 to be approximately $529 million, a 12.4% increase from 2015.

Because of climate, soil and other growing conditions, we believe the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards. Though Oregon contributed only 1% of domestic wine production, it accounted for 21% of domestic wines that garnered a score of 90 points or higher by Wine Spectator in 2015.

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

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s Estate, Elton and Griffin Creek brands.

2016 Oregon harvest – The Oregon Vineyard and Winery Census Report states that 2016 saw increases in domestic sales for Oregon wine alongside reduced vineyard production. Pinot Noir continued to lead statewide production representing 64% of planted acreage and 57% of production. The overall number of wineries increased from 702 in 2015 to 725 in 2016 with the North Willamette Valley continuing to lead the state with 73% of total tons crushed.

2017 Oregon harvest – There is no official data available on the 2017 Oregon harvest as of the date of this report.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and future winery in the Walla Walla AVA under the name Pambrun. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals to compete in the ultra-premium wine market. The Company intends to release wines under the Pambrun label beginning with the 2015 vintage year. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand is expected to produce primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has recently released wines under the Elton label beginning with the 2015 vintage year and plans to complete facility construction in 2020. In June 2016 the Company purchased 53 acres in the Ribbon Ridge AVA and is in the process of planning vineyard development and a small single vineyard brand offering. In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area, purchased another 17 acres in January 2017 and is in the process of developing a plan for the use and development of that property.

Vineyards

The Company owns and leases approximately 913 acres of land, of which 691 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 63% of the grapes needed to meet the winery’s current production capacity, of 442,000 gallons (186,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2017	Harvest 2016
Owned Vineyards
WVV Estate	107	60	5	-	42	321	197
Tualatin Estate Vineyard	107	46	14	-	47	241	162
Ingram Vineyard	86	40	22	-	24	40	5
Pambrun Vineyard	87	-	15	35	37	-	-
Loeza Vineyard	62	-	32	26	4	-	-
Louisa Vineyard	53	-	-	25	28	-	-
Rocks Vineyard	37	-	-	36	1	-	-
Bernau Estate	17	15	-	-	2	69	-
Dayton Vineyard	40	-	-	38	2	-	-
Sub-Total	596	161	88	160	187	671	364

Leased Vineyards
Peter Michael Vineyard	79	66	3	-	10	448	231
Meadowview Vineyard	49	49	-	-	-	386	217
Elton Vineyard	59	54	-	2	3	205	109
Ingram Vineyard	110	-	87	6	17	-	-
Bernau Estate	20	-	-	15	5	-	-
Sub-Total	317	169	90	23	35	1,039	557

Contracted Vineyards*
Various	360	360	-	-	-	1,712	1,052

Total	1,273	690	178	183	222	3,422	1,973

* Contracted acreage is estimated

WVV Estate –Established in 1983, the Company’s Estate Vineyard (the “Estate Vineyard”) is located at the Winery location south of Salem, near Turner, Oregon. The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs. The Company planted one and one half acre in 2017. The Company does not intend to plant at WVV Estate in 2018.

Tualatin Estate Vineyard – Established in 1973 at the Tualatin Winery location near Forest Grove, Oregon, the Company’s Tualatin Estate Vineyards is one of the oldest vineyards in Oregon. It was purchased by the Company in 1997. A series of sale-leaseback transactions split the property into two additional vineyards, and the Company continues to lease and manage the Peter Michael Vineyard and Meadowview Vineyard, located adjacent to the Tualatin Vineyard. The Company does not intend to plant at Tualatin Estate Vineyard in 2018.

Ingram Estate and Elton Vineyard – The Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings. Adjacent to the purchased land is an additional 110 leased acres, also for vineyard development. The Company believes the site is ideally situated to grow premium Pinot Noir and planted 16 acres in 2017. The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards. The Company planted 17 acres at leased Ingram in 2017 and intends to plant the final 6 leased acres in 2018.

Pambrun Vineyards – In 2015, the Company purchased 42 acres in the Walla Walla AVA near the town of Milton-Freewater, Oregon. Additionally, the Company purchased an additional 45 adjoining acres in 2017. The Company believes this site is ideal to grow Cabernet Sauvignon and other Bordeaux-varietals. Wines produced from this vineyard are expected to be sold under the Pambrun label. The Company planted 4 acres in 2017 and does not intend to plant in 2018.

Loeza Vineyard – The Company purchased 62 acres near Gaston, Oregon in 2014, for vineyard plantings, and believes the site is ideally situated to grow premium Pinot Gris. The site is close to Tualatin Vineyards which allows the Company to leverage existing crews for vineyard development and operations. The Company planted 35 acres in 2017 and intends to plant 20 acres in 2018.

Louisa Vineyard – The Company purchased 53 acres in the Ribbon Ridge sub-AVA in 2016 for vineyard plantings and believes the site is suitable for growing ultra-premium Pinot Noir. The Company does not intend to plant at Louisa Vineyard in 2018.

Rocks Vineyard – The Company purchased approximately 37 acres in the new Rocks District of Milton-Freewater appellation near Milton-Freewater, Oregon in 2016. The Company intends to plant 5 acres in 2018.

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 15 acres of producing Pinot Noir. Additionally, the Company leases 20 adjoining acres. The Company intends to plant 11 acres in 2018

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016. The Company has no plans for planting this site in 2018.

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

Grape supply – In 2017, the Company’s producing acres in the Estate Vineyard yielded approximately 321 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced an aggregate of 1,075 tons of grapes in 2017. Elton and Ingram Vineyards produced 245 tons of grapes in 2017. Bernau Estate produced 69 tons of grapes in 2017.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2017, the Company purchased an additional 1,712 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to purchase properties for future vineyards.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 186,000 cases (442,000 gallons) of wine per year, depending on the type of wine produced. In 2017, the Winery produced approximately 151,332 cases (359,900 gallons) from its 2015 and 2016 harvest. The Company expects to produce approximately 153,300 cases (364,500 gallons) in 2018 from its 2016 and 2017 harvests.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $7,202,727 at December 31, 2017. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332

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

The Company uses a variety of marketing channels to generate interest in its wines. The Company has a highly functional website and maintains social media sites. The Company controls a database of customers for email and direct promotions. The Company continues to submit its wines to competitions and state, regional and national media for editorials and ratings.

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

Direct sales produce a higher profit margin because the Company is able to sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2017 and 2016, direct sales contributed approximately 40% and 36% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 5 non-domestic (export) customers. For 2017 and 2016, sales to distributors and wine brokers contributed approximately 60% and 64% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine restaurants available. The Willamette Valley, Oregon’s leading wine region has approximately 76% of the state’s wineries and vineyards, is home to approximately 554 wineries and was selected by Wine Enthusiast Magazine as its 2016 Wine Region of the Year. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minutes to a two hour drive.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is approximately a 45 minute drive from Portland and less than one mile from The Enchanted Forest, a popular amusement park which operates from April through September each year.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2017, sales to one distributor represented approximately 18.2% of total Company revenue. In 2016, sales to one distributor represented approximately 19.0% of total Company revenue.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its estimated production capacity of 501,000 gallons (211,000 cases) per year at its Estate Vineyards and Tualatin Vineyard locations give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the estimated production capacity level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a consumer-owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

The 2017 federal alcohol tax rate was $1.07 per gallon for wines with alcohol content at or below 14.0% and $1.57 per gallon for wines with alcohol content above 14.0%; however, wineries that produce not more than 250,000 gallons during the calendar year were allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year.

In December 2017, the federal government passed comprehensive tax legislation which included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content. Additionally, the legislation provides for a $1 credit per gallon for the first 30,000 gallons produced; $0.90 for the next 100,000 gallons; and then $0.535 for up to 750,000 gallons. These modifications are effective January 2018 and are effective for two years.

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

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, government entities often consider legislation that could potentially affect the taxation of alcoholic beverages. Excise tax rates being considered are often substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state.

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

Employees

As of December 31, 2017 the Company had approximately 112 full-time employees and 54 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, including Grapevine Red Blotch Disease (GRBV), drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with phylloxera. In particular, Tualatin Vineyards have phylloxera. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Additionally, any future government restrictions created in connection with government attempts to combat phyloxera, GRBV or other pests or viruses may increase vineyard costs and/or reduce production.

Our operations are susceptible to changing weather patterns

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as hail storms, wildfires and wind, snow and ice storms. Any such extreme weather condition could negatively impact the harvest of grapes at our vineyards and/or the other vineyards that supply us with grapes for our wine. In particular, Oregon’s Willamette Valley has an unpredictable rainfall pattern in particularly in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Additionally, long-term changes in weather patterns could adversely affect the Company, especially if such changes impacted the amount or quality of grapes harvested. We cannot anticipate changes in weather patterns/conditions and we cannot predict their impact on our operations if they were to occur.

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President and Chief Executive Officer, Richard F. Goward Jr., our Chief Financial Officer and Christine Clair, our Winery Director could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

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

As of December 31, 2017, the Company’s outstanding indebtedness was approximately $7.2 million but did not have any outstanding borrowings under its $2 million line of credit.

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

Increased regulation and/or taxation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could negatively affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. Additionally, many states have revised, or are revising, statutes that broaden the definition of nexus to increase tax revenue from out of state businesses.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (Public Law 115-97), which makes extensive changes to the Internal Revenue Code of 1986 (IRC), including income tax rates and provisions related to alcohol that are administered by TTB. Those changes are effective January 1, 2018 and are applicable to any wine removed or imported during calendar years 2018 and 2019. The impact of the changes on the Company is a reduction in the Federal excise taxes imposed on wines with an alcohol volume between 14-16%, which will be taxed at $1.07 per gallon compared to the prior tax rate in 2017 of $1.57. The new tax law also allows for certain volume production credits that the Company may be eligible to take which will further decrease the Company’s excise tax liability. If the alcohol excise tax provisions contained in the Tax Cuts and Jobs Act are not extended beyond December 31, 2019, the tax rates and credits will revert to where they were before the bill was signed into law.

New or revised regulations, or increased licensing fees, requirements or taxes could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that new or revised regulations, taxes or increased licensing fees and requirements will not have a material adverse effect on the Company’s business and its results of operations and its cash flows.

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

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock pursuant to a registration statement filed with the SEC. The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, achieved listing status on NASDAQ under the trading symbol WVVIP. The terms of our Series A Redeemable Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering are not commonplace among issuers of any type. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

The Company may be unable to pay accumulated dividends on its Series A Redeemable Preferred Stock.

The Company’s Series A Redeemable Preferred Stock bears a cumulative 5.3% dividend based upon the original issue price, or $0.22 per share per annum. However, prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. Additionally, our existing credit facility limits, and future debt obligations in the future may limit, both our legal and our practical ability to declare and pay dividends. As a result, although the Series A Redeemable Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. However, although shares of our Series A Redeemable Preferred Stock will earn cumulative dividends, unpaid dividends will not, themselves, accumulate (as might compounding interest on a debt security, for example).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 913 acres of land, of which 596 acres is owned and 317 acres leased. Of the 913 acres of land owned or leased, 330 acres are productive vineyards, 361 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 222 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 186,000 cases (442,000 gallons) of wine per year, depending on the type of wine produced. In 2017, the Winery produced approximately 151,332 cases (359,900 gallons) from its 2015 and 2016 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

The Company owned Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 25,000 cases (59,000 gallons) of wine production capacity to the Company. The production capacity at the Tualatin Winery is not currently used but is available to the Company to meet future production needs. The storage capacity at the Tualatin Winery is periodically used to store excess bulk wine. Additionally, the Company operates a small retail store and tasting room at the Tualatin Winery.

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

The following table below sets forth for the quarters indicated the high and low sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2017	12/31/2017	9/30/2017	6/30/2017	3/31/2017

High	$8.86	$8.16	$8.16	$8.23
Low	$7.86	$7.81	$7.62	$7.35

Quarters ended 2016	12/31/2016	9/30/2016	6/30/2016	3/31/2016

High	$8.36	$8.75	$9.00	$7.19
Low	$7.80	$7.62	$6.90	$6.55

Holders

As of March 22, 2018, the Company had approximately 2,251 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

The Company has paid a prorated annual dividend on its Preferred Stock. On December 30, 2017 the Company paid $.22 per share to Preferred Stock shareholders of record as of December 8, 2017. Shares issued by the Company after January 1, 2017 received a prorated dividend based upon their original issue date. The Company offers a program that allows Preferred Stock shareholders to use their dividends as credits for wine purchases at additional discounts. Total dividends paid, in cash and wine credits, were $704,049 and the payment satisfied all accrued dividend liabilities through December 31, 2017. The Company anticipates paying Preferred Stock dividends annually in December of each year.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2017.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities not disclosed in previous submissions are as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 2017	190	8.22	190	$28,554
November 2017	-	-	-	28,554
December 2017	-	-	-	28,554

Total	190	8.22	190	$28,554

In January 2012 the Company began its first program to repurchase common stock and has approved two subsequent programs. As of December 31, 2017, the Company has repurchased 241,648 shares of common stock since the inception of the original program.

In November of 2015 the Company’s Board of Directors (the “Board”) approved a program to repurchase common stock of the Company. Under the November 2015 Board action, the Company funded a plan to repurchase up to $250,000 of our common stock through the open market. Subsequently, the Board added a total of $600,000 in funds to this plan in 2016. On February 2, 2017, the Board approved adding an additional $250,000 to the repurchase plan. On September 16, 2017, the Board approved adding an additional $50,000 to the repurchase plan. This plan is intended to remain in place until all funding for the plan is depleted or the plan is expanded or terminated by the Board. As of December 31, 2017, $28,554 remained unspent under this plan.

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

Inventory - The Company values inventories at the lower of actual cost to produce the inventory or net realizable value. The Company regularly reviews inventory quantities on hand and adjusts its production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if the Company’s inventory cost is determined to be greater than the net realizable value of the inventory upon sale, the Company would be required to recognize such excess costs in its cost of goods sold at the time of such determination. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and cases sold and, therefore, the carrying value of the Company’s inventory and its reported operating results.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center and growth in wine club membership. The Company had 7,050 wine club memberships for the year ended December 31, 2017, a net increase of 336 when compared to 2016. Additionally, the Company has made significant investment in developing alternative wine brands, products, direct sales methods and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 134,600 and 134,700 cases of produced wine during the years ended December 31, 2017 and 2016, respectively, a decrease of 100 cases, or 0.1% in the current year over the prior year.  The decrease in case sales was primarily the result of decreased shipments to distributors mostly offset by increased direct to consumer sales in 2017.

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

At December 31, 2017, wine inventory includes approximately 84,800 cases of bottled wine and 533,200 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 151,332 cases during the year ended December 31, 2017.

Results of Operations

The Company had net sales of $20,853,527 and $19,425,412 for the years December 31, 2017 and 2016, respectively, an increase of $1,428,115 or 7.4%, for the year ended December 31, 2017 over the prior year period. The reasons for this increase include increased sales in all categories; retail sales (17.5%), in-state sales (2.7%), out-of-state sales (0.4%) and sales of bulk products (43.1%).

Gross profit was $12,881,851 and $12,220,528 for the years ended December 31, 2017 and 2016, respectively, an increase of $661,323, or 5.4%, for the year ended December 31, 2017 over the prior year period. This increase was generally driven by an increase in sales partially offset by a higher cost of sales percentage.

The gross margin percentage was 61.8% and 62.9% for the years ended December 31, 2017 and 2016, respectively, a decrease of 1.8%, for the year ended December 31, 2017 over the prior year period. This decrease in the gross profit percentage was primarily the result of an overall decrease in per case margins due to the release of wines from vintages produced from lower grape harvest yields as well as the write down of obsolete inventory. Margins on sales through distributors were also reduced as a result of large retailers purchasing and warehousing a higher percentage of wine that is promotionally discounted.

Selling, general and administrative expenses were $9,245,807 and $8,053,127 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,192,680, or 14.8%, for the year ended December 31, 2017 over the prior year period. This increase was mainly the result of both increased selling expenses and increased general and administrative costs associated with efforts to increase sales and accommodate and develop retail growth and new operations.

Income from operations was $3,636,044 and $4,167,401 for the years ended December 31, 2017 and 2016, respectively, a decrease of $531,357, or 12.8%, for the year ended December 31, 3017 over the prior year period. The primary reason for this decrease was increased selling expenses and administrative expense including labor and shipping. Additionally, the Company recognized a $110,000 lawsuit recovery in 2016, as an offset to administrative expenses, that did not recur in 2017.

Provision for income taxes was $452,726 and $1,478,310 for the years ended December 31, 2017 and 2016, respectively, a decrease of $1,025,584, or 69.4%, for the year ended December 31, 2017 over the prior year period. This decrease in income taxes in 2017 compared to 2016 were primarily the result of lower income from operations and the cumulative effect of the “Tax Cuts and Jobs Act” enacted by the U.S. government in December 2017.

Net income was $2,993,779 and $2,628,975, for the years ended December 31, 2017 and 2016, respectively, an increase of $364,804, or 13.9%, for the year ended December 31, 2017 over the prior year period. The primary reason for this increase was a lower income before taxes being more than offset a reduced income tax provision.

Net income applicable to common shareholders was $2,289,730 and $2,166,446, for the years ended December 31, 2017 and 2016, respectively, an increase of $123,284, or 5.7%, for the year ended December 31, 2017 over the prior year period. This increase was primarily driven by increased net income partially offset by increased preferred stock dividends in 2017 compared to 2016.

Diluted income per common share after preferred dividends was $0.46 and $0.43 for the years ended December 31, 2017 and 2016, respectively, an increase of $0.03, or 7.0%, for the year ended December 31, 2017 over the prior year period. The primary reason for this increase is an increase in net income in 2017 compared to 2016.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 39.7%, 18.3% and 42.0%, of net sales for the year ended December 31, 2017, respectively. This compares to 36.0%, 19.1% and 44.9% of net sales for the year ended December 31, 2016, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company had cash balances of $13,776,257, at December 31, 2017, and $5,706,351 at December 31, 2016. The Company had no outstanding line of credit balance at December 31, 2017 or 2016.

EBITDA

In 2017, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased 5.0% to $5,439,591 from $5,724,058 in 2016, primarily as a result of an increase in net income more than offset by a reduction in income tax expense.

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

EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our GAAP results as reported. Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein.

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2017	2016
Net Income	$2,993,779	$2,628,975
Depreciation and amortization expense	1,544,735	1,335,254
Interest Expense	473,608	291,370
Interest Income	(25,257)	(9,851)
Income tax expense	452,726	1,478,310
EBITDA	$5,439,591	$5,724,058

Sales

Wine case sales for the years ended December 31, 2017 and 2016 and ending inventory amounts for the year ended December 31, 2017, are shown on the following table, as well as planned production quantities for the year ending December 31, 2018:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2017	2016	December 31, 2017	(Cases) 2018

Pinot Noir/Estate	13,100	13,900	18,900	2,500
Pinot Noir/Barrel Select	9,800	10,800	100	15,000
Pinot Noir/Founders Reserve	5,200	3,400	4,300	5,000
Pinot Noir/Special Designates	5,300	4,100	8,800	7,900
Pinot Noir/Whole Cluster	39,300	38,000	5,500	41,500
Pinot Gris	23,800	24,500	13,500	30,000
Riesling	19,700	22,000	7,400	24,300
Chardonnay	2,300	2,600	6,300	2,500
Table Wine	11,400	10,300	8,500	21,200
Other	4,700	5,100	11,500	3,400

Total	134,600	134,700	84,800	153,300

Approximately 54% of the Company’s case sales during 2017 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 18% and 15% of case sales each, respectively. The Company sold approximately 134,600 and 134,700 cases of Company-produced wine during the years ended December 31, 2017 and 2016, respectively. This represents a decrease of approximately 100 cases, or 0.1% in 2017 compared to 2016. This decrease in case sales in 2017 compared to 2016 was primarily the result of a reduction in shipments through distributors.

Wine Inventory

The Company had approximately 84,800 cases of bottled wine on-hand at the end of 2017. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 153,300 cases of wine in 2018 and that sufficient stock is on hand to meet current demand levels until the 2018 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2017, approximately 151,332 cases were produced, and Management anticipates bottling approximately 153,300 cases in 2018. The Winery has capacity to store and process about 186,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies to increase the efficiency and quality of wine production. During 2017, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 25,000 cases of wine. The facility is maintained in good condition and is occasionally used by other local wineries. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2017 and 2016 vintages, the Company grew approximately 50% and 47% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2017 and 2016, 45% and 32% of grapes harvested were purchased under short-term contracts, and 5% and 21% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

Grapes are typically harvested and received in October of the vintage year. Upon receipt, the grapes are weighed, and a quality analysis is performed to ensure the grapes meet the standards set forth in the purchase contract. Based on the quantity of qualifying grapes received, the full amount payable to the grower is recorded to the grapes payable liability account. Approximately 50% of the grapes payable amount is due in November of the vintage year. The remaining amount is due in March of the following year. The grapes are processed into wine, which is typically bottled and available for sale between five months and two years from date of harvest.

The Company received $1,126,326 and $525,118 worth of grapes from long-term contracts during the years ended December 31, 2017 and 2016, respectively. The Company received $2,047,616 and $1,258,642 worth of grapes from short-term contracts during the years ended December 31, 2017 and 2016, respectively. The increase in grape purchases contracts was primarily the result of purchases made to increase the stock of bulk wine available for anticipated bottling needs. Total grapes payable were $1,455,569 and $693,666 as of December 31, 2017 and 2016, respectively. Grapes payable includes $205,475 and $225,118 of grapes payable from long-term contracts as of December 31, 2017 and 2016, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 178 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin bearing fruit in the next one to three years. The Company has approximately 168 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 42 acres and 10 acres in the years 2018 and 2019, which we anticipate will begin bearing fruit in years 2022 and 2023, respectively. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines, was enhanced by national and regional media coverage throughout 2017.

Wine Spectator Magazine rated the Company's 2015 Estate Pinot Noir a 91 point score and included it in an article titled, "12 Polished Oregon Pinot Noirs." They also rated the Company’s inaugural 2014 vintage of the Brut Méthode Champenoise sparkling wine a 92 point score, 2015 Tualatin Estate Pinot Noir a 92 point score, 2015 Bernau Block Pinot Noir a 91 point score, 2015 Ribbon Ridge AVA Series Pinot Noir a 91 point score, and 2015 Chehalem Mountains AVA Series Pinot Noir a 91 point score.

Wine Enthusiast Magazine rated the Company's 2015 Bernau Block Chardonnay with a 92 point score, 2015 Estate Chardonnay a 91 point score, 2014 Hannah Pinot Noir a 91 point score, 2014 Bernau Block Pinot Noir a 91 point score, and 2014 Tualatin Estate Pinot Noir a 90 point score. They also rated Company's 2015 Vintage 42 Chardonnay a 92 point score and featured it in an article titled, "The Old Vines of Oregon Wine."

Robert Parker's Wine Advocate rated the Company's 2015 Vintage 42 Chardonnay with a 92 point score, 2015 Bernau Block Chardonnay with a 90+ point score, and 2015 Estate Chardonnay with a 90 point score.

Wine & Spirits Magazine rate the Company's 2014 Brut Methode Champenoise sparkling wine a 93 point score.

Vinous rated the Company’s 2015 Hannah Pinot Noir with a 92 point score, 2015 Bernau Block Pinot Noir with a 92 point score, 2015 Vintage 42 Pinot Noir a 92 point score, and 2015 Tualatin Estate Pinot Noir with a 91 point score. The inaugural 2015 vintage of the Elton Pinot Noir received a 94 point score from Vinous.

The Company's 2015 Estate Pinot Noir earned a Double Gold Medal and 95 point score and 2016 Whole Cluster Rose of Pinot Noir earned a Gold Medal and 91 point score at the San Francisco Chronicle Wine Competition, the largest wine competition in North America.

The Company was selected as a 2016 Impact Hot Prospect Brand by M. Shanken Communications, Inc., the parent company of Wine Spectator Magazine. The criteria for this prestigious award are depletions between 50,000 and 200,000 cases in 2016 and at least 15% growth in 2016 and consistent growth in 2015 and 2014. The Company's award was featured in the September 1st and 15th issues of Global Impact Newsletter and in the October issue of Market Watch.

The Company’s relief efforts offering harvest cellar jobs to workers displaced by the California wildfires were covered multiple news outlets including Oregon Public Broadcasting, The Statesman Journal, Fox News Channel 12, ABC News 10 and Wines & Vines.

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

The Company’s inaugural Méthode Champenoise sparkling wine was featured in the San Francisco Chronicle in an article titled, “Suddenly, West Coast is sparkling: Here’s the best of the new bubbly.”

The Company was featured in two Wines & Vines articles called, "Look Up in Walla Walla," and "Willamette Valley Vintners Expands in Walla Walla," discussing the Company’s expansion into the Walla Walla Valley for the new Pambrun winery.

The East Oregonian featured the Company in an article called, “Oregon’s newest AVA attracting development,” about the recent purchase of 36 acres in the Rocks District of Milton-Freewater AVA for a future estate vineyard.

The Company’s purchase of Maison Bleue Winery in Walla Walla was covered by Wine Spectator in an online article titled, “Willamette Valley Vineyards Buys Maison Bleue,” and by Great Northwest Wine in an article titled, “Willamette Valley Vineyards Buys Maison Bleue, Plans Vineyard.”

The Company’s announcement of the expansion into Folsom, CA with Willamette Wineworks was reported on by the Sacramento Business Journal in an article called, “New Tenant Announced for Anticipated Project.” The Sacramento Public Radio station aired the story.

The Company participated in the second annual Willamette Pinot Noir Auction trade auction with two auction lots that helped the event raise $472,000.

The Company participated in the Seattle Food & Wine Experience, Pebble Beach Food & Wine Classic, Nashville Wine Auction, Oregon Chardonnay Symposium, Wine & Dine for the Arts, Wine & Wishes, Sunset Magazine Celebration Weekend, Five Star Sensation, and San Diego Wine Classic.

Seasonal and Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the three and twelve months ended December 31, 2017 and 2016:

	Three months ended		Twelve months ended
	December 31,		December 31,
	2017	2016	2017	2016

Retail sales	$2,479,423	$1,957,154	$8,145,291	$6,932,424
In-state sales	1,142,460	1,345,089	3,914,662	3,810,841
Out-of-state sales	2,323,058	2,616,886	8,975,313	8,937,097
Bulk wine/miscellaneous sales	156,228	100,565	350,640	245,097

Total revenue	6,101,169	6,019,694	21,385,906	19,925,459

Less excise taxes	(155,559)	(158,790)	(532,379)	(500,047)

Sales, net	$5,945,610	$5,860,904	$20,853,527	$19,425,412

2017 Compared to 2016

Retail sales for the years ended December 31, 2017 and 2016 were $8,145,291 and $6,932,424, respectively, an increase of $1,212,867, or 17.5%, for the year ended December 31, 2017 over the prior year period. This increase was primarily driven broad based growth in each major retail category.

Bulk Wine/miscellaneous sales for the years ended December 31, 2017 and 2016 were $350,640 and $245,097, respectively, an increase of $105,543 in 2017 compared to 2016. This increase was primarily the result of normal fluctuations in production needs when compared to bulk wine supplies.

In-state sales for the years ended December 31, 2017 and 2016 were $3,914,662 and $3,810,841, respectively, an increase of $103,821, or 2.7%, for the year ended December 31, 2017 over the prior year period. Management believes this increase is primarily due to increased visibility of our products in the Oregon market.

Out-of-state sales for the years ended December 31, 2017 and 2016 were $8,975,313 and $8,937,097, respectively, an increase of $38,216, or 0.4%. Management believes this increase is not related to a single factor.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2017 and 2016 were $532,379 and $500,047, an increase of $32,332, or 6.5%, for the year ended December 31, 2017 over the prior year period. This increase was due primarily to increased wine sales in 2017.

Cost of Sales was $7,971,676 and $7,204,884 for the years ended December 31, 2017 and 2016, respectively, an increase of $766,792, or 10.6%, for the year ended December 31, 2017 over the prior year period. The increase in cost of sales can be attributed mainly to higher per case product cost as a result of selling vintages from lower harvest years.

As a percentage of net sales revenue, gross profit was 61.8% and 62.9% in the years ended December 31, 2017 and 2016, respectively, a decrease of 1.8%, for the year ended December 31, 2017 over the prior year period. This decrease in the gross profit percentage is primarily a result of the release of lower margin vintages in 2017 and the write-off of obsolete inventory. Margins on sales through distributors were also reduced as a result of large retailers purchasing and warehousing a higher percentage of wine that is promotionally discounted.

Selling, general and administrative expenses were $9,245,807 and $8,053,127 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,192,680, or 14.8%, for the year ended December 31, 2017 over the prior year period. This increase was the primarily the result of increased sales efforts and operating costs associated with retail and administrative operations in addition to the receipt of a legal settlement of $110,000 in 2016 that did not recur in 2017.

Interest income was $25,257 and $9,851 for the years ended December 31, 2017 and 2016, respectively, an increase of $15,406 or 156.4%. The increase in interest income is primarily due to increased balances of cash on hand in the Company’s accounts as a result of the proceeds received from sale of Preferred Stock and cash received from refinancing Company debt in 2017. Interest expense was $473,608 and $291,370 for the years ended December 31, 2017 and 2016, respectively, an increase of $182,238, or 62.5%, for the year ended December 31, 2017 over the prior year period. The increase in interest expense was mainly due to the increased balances on Company loans including a note payable in 2017 that did not exist in 2016.

Other income, net, was $258,812 and $221,403 for the years ended December 31, 2017 and 2016, respectively, an increase of $37,409, or 16.9%, for the year ended December 31, 2017 over the prior year period. The increase in other income in 2017 compared to 2016 was primarily the result of rents received from dwellings located on properties purchased by the Company in 2017.

The provision for income taxes and the Company’s effective tax rate was $452,726 and 13.1%, respectively in the year ended December 31, 2017. The provision for income taxes and the Company’s effective tax rate was $1,478,310 and 36.0%, respectively in the year ended December 31, 2016. This decrease in tax rate is primarily related to the cumulative effects of the enactment of the “Tax Cuts and Jobs Act” by the U.S. government in December 2017.

As a result of the above factors, net income was $2,993,779 and $2,628,975 for the years ended December 31, 2017 and 2016, respectively, an increase of $364,804, or 13.9%, for the year ended December 31, 2017 over the prior year period. The increase in net income was primarily the result of deceased income before income taxes more than offset by a reduced income tax provision as described above. Diluted income per common share after preferred dividends was $0.46 and $0.43 for the years ended December 31, 2017 and 2016, respectively, an increase of $0.03 or 7.0% in 2017 compared to 2016. The increase in earnings per share is primarily a result of increased income applicable to common shareholders.

Liquidity and Capital Resources

At December 31, 2017, the Company had a working capital balance of $24.0 million and a current ratio of 4.73:1. The Company had cash balances of $13,776,257, at December 31, 2017.

Total cash provided from operating activities for the years ended December 31, 2017 was $2,509,899. These results were primarily due to income from operations, increased by non-cash operating expenses, such as depreciation, and decreased by an increase in inventory.

Total cash used in investing activities for the years ended December 31, 2017 was $3,915,412. These results were primarily due to additions to property and equipment and general vineyard development.

Total cash provided from financing activities for the years ended December 31, 2017 was $9,475,419. These results were primarily due to cash received in connection with the issuance of Preferred Stock and the refinancing of debt, partially offset by the repurchase of common stock and payment of a preferred stock dividend.

At December 31, 2017, the Company had no outstanding borrowings under its $2,000,000 line of credit. The current line of credit loan agreement with Umpqua Bank is due to expire in July 2018.

As of December 31, 2017, the Company had a long-term debt balance of $7,202,727 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development. Additionally, the Company had a long-term debt balance of $35,381 owed to Toyota Credit Corporation for the purchase of a vehicle.

As of December 31, 2017, the Company had an installment note payable of $275,333, due in payments of $137,667 on March 15, 2018 and 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of December 31, 2017, the Company had a 15 year installment note payable of $1,621,986, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2017 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt	$7,238,108	$397,251	$855,668	$922,454	$5,062,735
Notes payable	1,897,319	212,138	300,600	183,543	1,201,038
Grape payables	1,455,569	1,455,569	-	-	-
Operating leases	3,203,752	425,348	672,866	509,794	1,595,744

Total contractual obligations	$13,794,748	$2,490,306	$1,829,134	$1,615,791	$7,859,517

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2017 or 2016.

Off Balance Sheet Arrangements

At December 31, 2017 and 2016, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	31
Financial Statements
Balance Sheets	32
Statements of Income	33
Statements of Shareholders’ Equity	34
Statements of Cash Flows	35
Notes to Financial Statements	36-47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of income, shareholders’ equity, and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon
March 22, 2018

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$13,776,257	$5,706,351
Accounts receivable, net	1,760,039	1,871,450
Inventories (Note 3)	14,793,594	11,970,656
Prepaid expenses and other current assets	108,102	399,740
Total current assets	30,437,992	19,948,197

Other assets	49,153	59,186
Vineyard development costs, net	6,006,250	4,666,794
Property and equipment, net (Note 4)	23,201,876	20,196,945

TOTAL ASSETS	$59,695,271	$44,871,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$993,598	$505,085
Accrued expenses	871,427	995,405
Investor deposits for preferred stock	430,305	-
Current portion of note payable	1,759,652	245,417
Current portion of long-term debt	397,251	380,471
Income taxes payable	125,297	389,798
Current portion of deferred revenue-distribution agreement	95,220	142,857
Unearned revenue	306,564	213,612
Grapes payable	1,455,569	693,666
Total current liabilities	6,434,883	3,566,311

Note payable, net of current portion	137,667	-
Long-term debt, net of current portion and debt issuance costs	6,655,384	4,443,685
Deferred rent liability	82,024	113,567
Deferred revenue-distribution agreement, net of current portion	-	95,223
Deferred gain	57,077	89,172
Deferred income taxes	1,587,227	1,931,000
Total liabilities	14,954,262	10,238,958

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,427,991 shares, liquidation preference $18,375,831, issued and outstanding at December 31, 2017 and 2,396,954 shares, liquidation preference $9,947,359, issued and outstanding at December 31, 2016,
respectively.	17,339,508	9,061,307
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 and
5,016,685 shares issued and outstanding at December 31, 2017 and
December 31, 2016, respectively.	8,512,489	8,971,575
Retained earnings	18,889,012	16,599,282
Total shareholders' equity	44,741,009	34,632,164

LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,695,271	$44,871,122

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2017	2016

SALES, NET	$20,853,527	$19,425,412
COST OF SALES	7,971,676	7,204,884

GROSS PROFIT	12,881,851	12,220,528

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	9,245,807	8,053,127

INCOME FROM OPERATIONS	3,636,044	4,167,401

OTHER INCOME (EXPENSE)
Interest income	25,257	9,851
Interest expense	(473,608)	(291,370)
Other income, net	258,812	221,403

INCOME BEFORE INCOME TAXES	3,446,505	4,107,285

INCOME TAX PROVISION	(452,726)	(1,478,310)

NET INCOME	2,993,779	2,628,975

Preferred stock dividends	(704,049)	(462,529)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$2,289,730	$2,166,446

Basic income per common share after preferred dividends	$0.46	$0.43

Diluted income per common share after preferred dividends	$0.46	$0.43

Weighted average number of basic common shares outstanding	4,985,219	4,991,065

Weighted average number of diluted common shares outstanding	4,985,219	4,995,343

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2015	1,074,338	$3,735,437	4,989,216	$8,998,760	$14,432,836	$27,167,033

Issuance of preferred stock, net	1,322,616	5,325,870	-	-	-	5,325,870

Preferred stock dividends declared	-	-	-	-	(462,529)	(462,529)

Stock based compensation expense	-	-	-	748	-	748

Stock issued and options exercised	-	-	97,500	498,927	-	498,927

Stock repurchased	-	-	(70,031)	(526,860)	-	(526,860)

Net income	-	-	-	-	2,628,975	2,628,975

Balance at December 31, 2016	2,396,954	9,061,307	5,016,685	8,971,575	16,599,282	34,632,164

Issuance of preferred stock, net	2,030,957	8,278,201	-	-	-	8,278,201

Preferred stock dividends declared	-	-	-	-	(704,049)	(704,049)

Stock issued and options exercised	-	-	7,000	21,630	-	21,630

Stock repurchased	-	-	(59,156)	(480,716)	-	(480,716)

Net income	-	-	-	-	2,993,779	2,993,779

Balance at December 31, 2017	4,427,911	$17,339,508	4,964,529	$8,512,489	$18,889,012	$44,741,009

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,993,779	$2,628,975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,544,735	1,335,254
Gain on disposition of property & equipment	(3,269)	(2,500)
Stock based compensation expense	-	748
Non-cash loss from other assets	10,033	814
Deferred rent liability	(31,543)	(27,189)
Deferred income taxes	(343,773)	83,000
Deferred gain	(32,095)	(32,095)
Change in operating assets and liabilities:
Accounts receivable, net	111,411	(186,948)
Inventories	(2,822,938)	(1,338,194)
Prepaid expenses and other current assets	291,638	(268,567)
Income taxes receivable	-	204,513
Income taxes payable	(264,501)	389,798
Unearned revenue	92,952	140,412
Deferred revenue-distribution agreement	(142,860)	(142,860)
Grapes payable	761,903	(123,213)
Accounts payable	468,405	35,140
Accrued expenses	(123,978)	390,825
Net cash from operating activities	2,509,899	3,087,913

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development	(1,186,046)	(1,003,115)
Additions to property and equipment	(2,782,366)	(4,327,804)
Proceeds from sale of property and equipment	53,000	2,500
Net cash from investing activities	(3,915,412)	(5,328,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,672,659	-
Proceeds from investor deposits held as restricted cash	-	1,476,232
Proceeds from investor deposits held as liability	430,305	(1,476,232)
Payment on installment note for property purchase	(298,431)	(245,417)
Payments on long-term debt	(444,180)	(348,923)
Issuance of preferred stock, net	8,278,201	5,325,870
Payment of preferred stock dividend	(704,049)	(462,529)
Proceeds from stock options exercised	21,630	194,052
Repurchase of common stock	(480,716)	(526,860)
Net cash from financing activities	9,475,419	3,936,193

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,069,906	1,695,687

CASH AND CASH EQUIVALENTS, beginning of year	5,706,351	4,010,664

CASH AND CASH EQUIVALENTS, end of year	$13,776,257	$5,706,351

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property with common stock	-	304,875
Purchase of property with notes payable	1,950,333	-
Purchase of equipment with long-term debt	-	45,899
Purchases of property and equipment included in
accounts payable	120,004	99,896
	$2,070,337	$450,670
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$428,194	$292,870
Income tax paid	$1,061,000	$801,250

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

Direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 39.7% and 36.0% of total revenue for 2017 and 2016, respectively.

In state sales through distributors represented approximately 18.3% and 19.1% of total revenue for 2017 and 2016, respectively.

Out-of-state sales, including foreign sales, represented approximately 42.0% and 44.9% of total revenue for 2017 and 2016, respectively. Foreign sales represent approximately 0.01% of total revenue for 2017.

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

In 2017, sales to one distributor represented approximately 18.2% of total Company revenue. In 2016, sales to one distributor represented approximately 19.0% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,760,039 and $1,871,450 as of December 31, 2017 and 2016 exclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value by variety.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheets, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,287,682 and $1,185,823 at December 31, 2017 and 2016, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2017 and 2016, approximately $101,860 and $76,417, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2017 and 2016.

Debt issuance costs – Debt issuance costs are amortized on the straight-line basis, which approximates the effective interest method, over the life of the debt. For the years ended December 31, 2017 and 2016, amortization of debt issuance costs included in interest expense was approximately $11,028 and $4,383 respectively. Debt issuance amortization costs are scheduled at $13,243 for each of the next four years, and $132,500 thereafter. Unamortized debt issuance costs are recorded as a reduction from the carrying amount of the related debt liability in the Company’s Balance Sheets.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2017 and 2016, the Company has no distribution agreement receivable with the final payment having been made in 2014. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight-line basis over the seven year life of the agreement. For the years ended December 31, 2017 and 2016, the Company has recognized revenue related to this agreement in the amount of $142,860 and $142,860, respectively, recorded to other income.

Income taxes – Income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach whereby deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company’s assets and liabilities.

The Company had no unrecognized tax benefits as of December 31, 2017 or 2016. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2017 and 2016 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California and Connecticut. The Company may be subject to examination by the IRS for tax years 2014 through 2017. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2013 through 2017. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease, and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2017 and 2016, rent costs paid in excess of amounts recognized totaled $31,543 and $27,189, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the years ended December 31, 2017 and 2016, the Company recorded incentive program expenses of $799,942 and $503,334, respectively, as a reduction in sales on the income statement. As of December 31, 2017 and 2016, the Company has recorded an incentive program liability in the amount of $49,075 and $46,888, respectively, which is included in accrued expenses on the balance sheet.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2017 and 2016, advertising costs incurred were approximately $136,935 and $182,08 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2017 and 2016, these costs, which are included in selling, general and administrative expenses, totaled approximately $116,816 and $106,432, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2017 and 2016, such costs totaled approximately $502,018 and $412,331, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2017 and 2016, excise taxes incurred were approximately $532,379 and $500,048 respectively.

Stock based compensation – The Company expenses stock options on a straight-line basis over the options’ related vesting term. For the years ended December 31, 2017 and 2016, the Company recognized pretax compensation expense related to stock options of $0 and $748, respectively.

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

There were no outstanding options to purchase shares of common stock at December 31, 2017. Options to purchase 7,000 shares of common stock were outstanding at December 31, 2016 and diluted weighted-average shares outstanding at December 31, 2016 include the effect of 4,278 stock options.

There were no potentially dilutive shares from stock options included in the computation of dilutive income per share for 2016 as their impact would have been anti-dilutive.

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

The new revenue standard is required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company will adopt the standard in the first quarter of 2018 using the modified prospective method. The Company has evaluated the effect of the standard and concluded it will not be material to the Company’s financial reporting. Additionally, the Company has concluded that the application of the standard does not have a material effect that would require a retrospective adjustment.

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

NOTE 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $3,977 and $15,921 at December 31, 2017 and 2016, respectively. Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2017	2016

Balance at Beginning of Period	$15,921	$11,944
Charged to costs and expenses	-	3,977
Charged to other accounts	-	-
Write-offs, net of recoveries	(11,944)	-

Balance at End of Period	$3,977	$15,921

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2017	2016

Winemaking and packaging materials	$849,825	$817,836
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	8,126,838	6,634,014
Finished goods (bottled wine and related products)	5,816,931	4,518,806

Current inventories	$14,793,594	$11,970,656

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2017	2016

Construction in progress	$1,036,615	$449,409
Land, improvements and other buildings	10,197,388	8,063,716
Winery buildings and hospitality center	15,055,935	14,458,309
Equipment	11,221,964	10,122,593

	37,511,902	33,094,027

Less accumulated depreciation	(14,310,026)	(12,897,082)

	$23,201,876	$20,196,945

Depreciation expense was $1,442,875 and $1,254,455 during the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In April of 2017, the Company renewed the credit agreement until July 31, 2018. The interest rate was 4.00% at December 31, 2017 and 3.75% at December 31, 2016. At December 31, 2017 and 2016 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2017, the Company was in compliance with these financial covenants.

NOTE 6 – NOTES PAYABLE

In April of 2015 the Company purchased approximately 42 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing and one third in each of the two subsequent years. As of December 31, 2017 the Company had no balance due on this note. As of December 31, 2016 the Company had a balance due of $245,417.

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of December 31, 2017 the Company had a balance of $275,333 due on this note. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2017 the Company had a balance of $1,621,986 due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2017	2016

Northwest Farm Credit Services Loan #1	$-	$1,081,296
Northwest Farm Credit Services Loan #2	-	981,263
Northwest Farm Credit Services Loan #3	-	1,056,491
Northwest Farm Credit Services Loan #4	1,597,002	1,705,046
Northwest Farm Credit Services Loan #5	5,605,725	-
Toyota Credit Corporation	35,381	45,899
	7,238,108	4,869,995
Debt issuance costs	(185,473)	(45,839)
Current portion of long-term debt	(397,251)	(380,471)

	$6,655,384	$4,443,685

In March 2017 the Company secured a loan with Farm Credit Services that involved the refinancing of three of its four outstanding loans. The Company subsequently has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,202,727, as of December 31, 2017. At December 31, 2016, the Company had four long term debt arrangements with Farm Credit Services with an aggregate outstanding balance of $4,824,096. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2017, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $35,381 and $45,899 as of December 31, 2017 and 2016, respectively. The purpose of this loan was to purchase a vehicle.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2018	397,251
2019	417,292
2020	438,376
2021	450,037
2022	472,417
Thereafter	5,062,735

$7,238,108

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2017 and 2016 was 5.09% and 5.68% respectively.

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

The Company is authorized to issue 10,000,000 shares of preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2017, the Company declared a dividend on its Series A Redeemable Preferred stock payable to shareholders of record at the close of business on December 8, 2017 and paid the dividend on December 30, 2017. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted.

The following table presents information on stock options outstanding for the periods shown:

	2017		2016
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	7,000	$3.09	67,000	$3.22
Granted	-	-	-	-
Exercised	(7,000)	3.09	(60,000)	3.23
Forfeited	-	-	-	-

Outstanding at end of period	-	$-	7,000	$3.09

The following table presents information on stock options outstanding for the periods shown:

	2017	2016

Intrinsic value of options exercised in the period	$33,440	$260,685
Stock options fully vested and expected to vest	-	7,000
Weighted average exercise price	$-	$3.09
Aggregate intrinsic value	$-	$34,440
Weighted average contractual term of options	-	4.55
Stock options vested and currently exercisable	-	7,000
Weighted average exercise price	$-	$3.09
Aggregate intrinsic value	$-	$34,440
Weighted average contractual term of options	-	4.55

There were no options outstanding and exercisable at December 31, 2017.

Stock compensation expense was $0 and $748 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, which included reducing the U.S. federal corporate tax rate from 34 percent to 21 percent in tax years beginning after December 31, 2017.  Due to the reduction of the corporate tax rate as part of the Tax Act, deferred tax assets and liabilities have been revalued to reflect the updated corporate tax rate.  The Company has recorded a decrease to deferred tax liabilities of $757,562 with a corresponding benefit recorded to deferred income tax expense of $757,562 for the year ended December 31, 2017.

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2017	2016

Current tax expense:
Federal	$520,984	$1,094,647
State	192,515	300,663

	713,499	1,395,310

Deferred tax expense (benefit):
Federal	(227,632)	72,452
State	(33,141)	10,548

	(260,773)	83,000

Total	$452,726	$1,478,310

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	4.95%	4.95%
Permanent differences	-1.69%	-2.27%
Tax credits	0.00%	0.00%
Prior year adjustments	-2.16%	-0.71%
Changes in tax rates and other	-21.97%	0.02%

	13.13%	35.99%

Permanent differences for the periods consist primarily of tax deductions for domestic production activities. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2017	2016

Deferred gain on sale-leaseback	15,368	35,000
Other	35,469	110,000
Prepaids	(27,909)	(48,000)
Depreciation	(1,487,036)	(1,784,000)
Inventory	(123,119)	(244,000)
Net noncurrent deferred tax liability	(1,587,227)	(1,931,000)

Valuation allowance	-	-
Net deferred tax liability	$(1,587,227)	$(1,931,000)

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2017, the annual costs of this lease, including utility reimbursements, were $124,976. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is a principal owner of Elton Vineyards.

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

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option and a first right of refusal in the event of the vineyard’s sale. For 2017, the annual costs of this lease were $124,976. For subsequent years there is an escalation provision tied to the CPI not to exceed 2% per annum. Betty M. O’Brien, a Director of the Company, is principal owner of Elton Vineyards. The terms of the lease currently call for a monthly payment of $10,244, plus utility costs not to exceed $1,500 per year. In 2017 the Company exercised its option to renew the lease until December 31, 2022.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres is being developed into vineyards. Terms of this agreement contain rent escalation that rises as the vineyard is developed. The current terms call for monthly payments of $1,726.

In September 2014, the Company entered into a two-year lease, with an option to renew for an additional two years, for its McMinnville tasting room. In September 2016 the Company exercised its option to renew the lease until August 31, 2018. The monthly payment for this lease is $3,000 with potential negotiated escalations not to exceed 5%.

As of December 31, 2017, future minimum lease payments are as follows for the years ending December 31:

2018	425,348
2019	422,090
2020	250,776
2021	253,223
2022	256,571
Thereafter	1,595,744

Total	$3,203,752

The Company is also committed to lease payments for various pieces of office equipment. Total rental expense for these operating leases amounted to $12,866 and $9,770 in 2017 and 2016, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $379,230 and $380,096 for the years ended December 31, 2017 and 2016, respectively.

Grape Purchases - The Company has entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers. This contract amended and extended three separate contracts and purchases fruit through the 2023 harvest year. With this agreement the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due.

Asset Purchase Agreement – In May 2017 the Company agreed to buy the assets of an existing Company for approximately $142,000. The purchase is scheduled to close in January 2018 and the Company will also assume two contracts comprised of a tasting room lease and a wine processing agreement.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2017 and 2016 there were $74,651 and $67,090 contributions made by the Company to the 401(k) plan, respectively.

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

Proceeds from the sale of preferred stock for the three months ended December 31, 2017 were received by the Company and included as unrestricted cash. As of December 31, 2017 the Company concluded $430,305 in stock sales, net of acquisition costs, under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”, until the stock was issued effective January 1, 2018.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve-month periods ending December 31, 2017 and 2016. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2017	2016	2017	2016	2017	2016

Sales, net	$8,340,366	$7,032,287	$12,513,161	$12,393,125	$20,853,527	$19,425,412
Cost of Sales	2,237,599	1,876,751	5,734,077	5,328,133	7,971,676	7,204,884
Gross Margin	6,102,767	5,155,536	6,779,084	7,064,992	12,881,851	12,220,528
Selling Expenses	3,854,772	3,226,831	1,805,840	1,568,433	5,660,612	4,795,264
Contribution Margin	$2,247,995	$1,928,705	$4,973,244	$5,496,559	$7,221,239	$7,425,264
Percent of Sales	40.0%	36.2%	60.0%	63.8%	100.0%	100.0%

Direct sales include $350,640 and $245,097 of bulk wine and grape sales in the years ended December 31, 2017 and 2016, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 40.0% and 36.2% of total net revenue for 2017 and 2016, respectively.

Net sales through distributors represented approximately 60.0% and 63.8% of total net revenue for 2017 and 2016, respectively.

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

In January 2018 the Company purchase approximately 38 acres of vineyard land near Carlton, Oregon in a cash transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board, CEO	64	I	2020
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	71	II	2018
Richard F. Goward Jr.	Chief Financial Officer	62	NA	NA
James L. Ellis (3)	Director	73	III	2019
Sean M. Cary (2)	Director	44	I	2020
Christopher Sarles (1)(4)	Director	53	I	2020
Betty M. O’Brien (1)	Director	74	II	2018
Stan G. Turel (1)(2)(3)(4)	Director	69	II	2018
Heather Westing (4)	Director	59	III	2019

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Executive Committee
(4) Member of the Capital Development Committee

All directors hold office until the end of their term’s respective annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. The Board is divided into three groups (I, II, and III). Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, that each director initially appointed to Group II shall serve for an initial term expiring at our second annual meeting of stockholders following the 2016 annual meeting of stockholders; and each director initially appointed to Group III shall serve for an initial term expiring at our third annual meeting of stockholders following the 2016 annual meeting of stockholders.

Except for Mr. Goward’s stepdaughter who is married to Mr. Smith’s son, there are no family relationships among any of our current directors or executive officers. Set forth below is additional information as to each director and executive officer of the Company.

James W. Bernau – Mr. Bernau has been President and Chief Executive Officer of the Company and Chairperson of the Board of Directors of the Company since its inception in May 1988. Mr. Bernau, an Oregon winegrower, originally established Willamette Valley Vineyards as a sole proprietorship in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service. Mr. Bernau’s qualifications to serve on the Company’s Board of Directors include his more than 30 years of leadership of the Company and his industry experience and contacts.

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

Christopher L. Sarles – Mr. Sarles has served as a director since January of 2015. Mr. Sarles is the President/CEO of Oregon Fruit Products, a position he has held since July of 2014. From May of 1998 until June of 2014 Mr. Sarles worked in various executive capacities in Columbia Distributing/Young’s Market, most recently as Executive Vice President of Sales from 2011 to 2014. From 1987 to 1995 he was President/Chief Operating Officer of Alehouse Distributing Company in Seattle Washington. Mr. Sarles has been actively involved in the wine industry, been a speaker on Wine Industry issues, and served as President of the Oregon Beer and Wine Wholesalers Association. He holds a Bachelor of Science degree in Business Marketing from Oregon State University. Mr. Sarles is qualified to serve on the Company’s Board of Directors as a result of his many years of executive experience in the alcohol distribution industry.

Betty M. O’Brien – Ms. O’Brien has served as a director on the Board since July 1991. Ms. O’Brien is owner of Elton Vineyards L.L.C., a commercial vineyard located in Eola Hills in Yamhill County, Oregon and established in 1983. Ms. O’Brien was the Executive Director of the Oregon Wine Board from 2001 to 2004. Ms. O’Brien was employed by Willamette University as its Director of News and Publications from 1988 to 2000. She has served as a director, President and Treasurer of the Oregon Winegrowers Association. Ms. O’Brien is chairman of the Wine Studies Program Advisory Committee at Chemeketa Community College (CCC). She headed a wine industry task force developing a new wine marketing program and curriculum. She taught Wine Marketing classes there for seven years and was recognized by the college with the Legacy Builders Award in 2016. Ms. O’Brien served as Chair of the Board of Directors of LIVE (Low Input Viticulture and Enology). She was president of the Eola-Amity Hills Winegrowers Association in 2014-15. Ms. O’Brien received a 2010 Oregon Wine Industry Outstanding Service Award. Ms. O’Brien’s qualifications to serve on the Company’s Board of Directors include her industry experience and contacts.

Stan G. Turel – Mr. Turel has served as a director since November 1994. Mr. Turel is President of Turel Enterprises, a real estate management company managing his own properties in Oregon, Washington and Idaho and is president of Columbia Pacific Tax in Bend, Oregon. Prior to his current activities, Mr. Turel was the Principal and CEO of Columbia Turel, (formerly Columbia Bookkeeping, Inc.) a position which he held from 1974 to 2001. Prior to the sale of the company to Fiducial, one of Europe’s largest accounting firms, Columbia had approximately 26,000 annual tax clients including approximately 4,000 small business clients. Additionally, Mr. Turel successfully operated as majority owner of two cable TV companies during the 80’s and 90’s which were eventually sold to several public corporations. Mr. Turel is a pilot, author, was a former delegate to the White House Conference on Small Business and held positions on several state and local Government committees. Mr. Turel’s qualifications to serve on the Company’s Board of Directors include his more than 20 years of accounting and business management experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2017 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of one Form 4 filing for James Bernau that was filed late.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, Richard F. Goward Jr. for the fiscal years ended December 31, 2017 and December 31, 2016. No other executive officer of the Company other than Mr. Bernau and Mr. Goward received total compensation in 2017 in excess of $100,000, and thus disclosure is not required for any other person. Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2017	$259,564	$214,738	$-	$-	$-	$-	$46,833	$521,135
President, Chief Executive	2016	$256,645	$356,000	$-	$-	$-	$-	$50,806	$663,451
Goward, Richard F. Jr
Chief Financial Officer	2017	$126,090	$15,000	$-	$-	$-	$-	$6,183	$147,273
Chief Financial Officer	2016	$122,269	$12,000	$-	$-	$-	$-	$5,921	$140,190

* All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2017 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed his current year base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Goward Employment Agreement – The Company and Mr. Goward are parties to an employment agreement dated April 16, 2013 as amended on July 15, 2015. Under the agreement Mr. Goward is paid an annual salary of $128,382 and is reviewed annually for potential meritorious awards. Additionally, Mr. Goward receives the equivalent of a board stipend for board meetings outside of the normal working schedule. Mr. Goward also participates in the employer sponsored 401(k) plan.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2017:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

James L. Ellis	$12,400	-	-	-	-	$364	$12,764
Sean M. Cary	4,400	-	-	-	-	-	4,400
Christopher L. Sarles	5,500	-	-	-	-	-	5,500
Craig Smith	4,700	-	-	-	-	-	4,700
Betty M. O'Brien	6,250	-	-	-	-	-	6,250
Stan G. Turel	4,850	-	-	-	-	-	4,850
Heather Westing	3,850	-	-	-	-	-	3,850
Jonathan Ricci	3,850	-	-	-	-	-	3,850

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level.

The members of the Board received cash compensation for their service on the Board in 2017, and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. The Company adopted a Stock Incentive Plan that was approved by the shareholders in 1992 and further amended by the shareholders in 1996. There are no remaining stock options, owned by Directors, under this plan. In the foreseeable future, as a result of FASB ASC Topic 718, Stock Compensation, requiring all share-based payments to be recognized as expenses in the statement of operations based on their fair values and vesting periods, the Company does not intend to issue stock options to the directors for their service.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information

The Company does not have active equity compensation plans and no options or other equity awards outstanding.

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 22, 2018, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned (1)

James W. Bernau, President/CEO, Chair of the Board	465,705		9.4%

Richard F. Goward Jr., CFO	500		**

James L. Ellis, Director	19,865		**

Christopher L. Sarles, Director	-		**

Sean M. Cary, Director	5,200		**

Betty M. O'Brien, Director	40,624		**

Stan G. Turel, Director	14,192		**

Craig Smith, Director	1,500		**

Heather Westing, Director	1,700		**

Christopher Riccardi	385,485	(2)	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (9 persons)	549,286		11.1%

** Less than one percent

(1) The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 22, 2018. Shares owned do not include ownership of preferred stock shares.

(2) Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015

(3) Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Board, is the owner of the lessor, Elton Vineyards, LLC. As such, she is therefore entitled to the net income of Elton Vineyards, LLC. In 2017, the Company paid Elton Vineyards, LLC $124,976 in lease payments and utility reimbursements.

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

Except for payments to Elton Vineyards, LLC described above, during 2017 the Company did not participate in any transactions with related persons that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2017	2016

Audit fees (1)	$141,000	$141,000
Tax fees (2)	38,940	46,469
All other fees (3)	-	3,471

	$179,940	$190,940

(1)
Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.
(2)
Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning
(3)
All other fees represent limited engagement activity.

The Company did not incur any audit related fees in either 2017 or 2016.

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

4.1
Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

10.1
Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and on November 8, 2012 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2
Indemnity Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated May 2, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.3
Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.4*
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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

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

Date: March 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 22, 2018
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 22, 2018
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 22, 2018
James L. Ellis

/s/ Christopher L. Sarles	Director	March 22, 2018
Christopher L. Sarles

/s/ Craig Smith	Director	March 22, 2018
Craig Smith

/s/ Betty M. O'Brien	Director	March 22, 2018
Betty M. O'Brien

/s/ Stan G. Turel	Director	March 22, 2018
Stan G. Turel

/s/ Sean M. Cary	Director	March 22, 2018
Sean M. Cary

/s/ Heather Westing	Director	March 22, 2018
Heather Westing