Form 10-Q
period 2018-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2018-05-10
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Number of shares of common stock outstanding as of May 10, 2018: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements
WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)
ASSETS

	March 31,	December 31,
	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$11,164,513	$13,776,257
Accounts receivable, net	1,443,121	1,760,039
Inventories (Note 2)	15,191,100	14,793,594
Prepaid expenses and other current assets	197,089	108,102
Total current assets	27,995,823	30,437,992

Other assets	34,836	49,153
Vineyard development costs, net	6,114,754	6,006,250
Property and equipment, net (Note 3)	23,866,304	23,201,876

TOTAL ASSETS	$58,011,717	$59,695,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$583,552	$993,598
Accrued expenses	639,112	871,427
Investor deposits for preferred stock (Note 9)	236,824	430,305
Current portion of notes payable	1,741,448	1,759,652
Current portion of long-term debt	390,692	397,251
Income taxes payable	248,141	125,297
Deferred revenue-distribution agreement	59,505	95,220
Unearned revenue	328,173	306,564
Grapes payable	-	1,455,569
Total current liabilities	4,227,447	6,434,883

Notes payable, net of current portion	-	137,667
Long-term debt, net of current portion and debt issuance costs	6,566,532	6,655,384
Deferred rent liability	74,138	82,024
Deferred gain	49,054	57,077
Deferred income taxes	1,587,227	1,587,227
Total liabilities	12,504,398	14,954,262

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,634,423 shares, liquidation preference $19,487,749, issued and outstanding at March 31, 2018 and 4,427,991, liquidation preference
$18,375,831 issued and outstanding at December 31, 2017,
respectively.	18,030,257	17,339,508
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 and
4,964,529 shares issued and outstanding at March 31, 2018 and
December 31, 2017, respectively.	8,512,489	8,512,489
Retained earnings	18,964,573	18,889,012
Total shareholders’ equity	45,507,319	44,741,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,011,717	$59,695,271

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2018	2017

SALES, NET	$4,532,619	$4,450,545
COST OF SALES	1,642,375	1,707,680

GROSS PROFIT	2,890,244	2,742,865

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,417,900	2,239,738

INCOME FROM OPERATIONS	472,344	503,127

OTHER INCOME (EXPENSE)
Interest income	6,867	7,314
Interest expense	(118,718)	(96,700)
Other income, net	92,705	83,144

INCOME BEFORE INCOME TAXES	453,198	496,885

INCOME TAX PROVISION	(122,744)	(181,755)

NET INCOME	330,454	315,130

Accrued preferred stock dividends	(254,893)	(131,833)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$75,561	$183,297

Basic income per common share after preferred dividends	$0.02	$0.04

Diluted income per common share after preferred dividends	$0.02	$0.04

Weighted average number of
basic common shares outstanding	4,964,529	5,005,749
Weighted average number of
diluted common shares outstanding	4,964,529	5,010,173

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330,454	$315,130
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	398,120	367,113
Loss/(gain) on disposition of property & equipment	72	(1,243)
Non-cash loss from other assets	14,317	10,033
Deferred rent liability	(7,886)	(7,885)
Deferred gain	(8,024)	(8,024)
Change in operating assets and liabilities:
Accounts receivable, net	316,918	398,364
Inventories	(397,506)	(193,050)
Prepaid expenses and other current assets	(88,987)	241,298
Unearned revenue	21,609	(8,144)
Deferred revenue-distribution agreement	(35,715)	(35,715)
Grapes payable	(1,455,569)	(693,666)
Accounts payable	(319,925)	66,777
Accrued expenses	(232,315)	(280,500)
Income taxes payable	122,844	181,755
Net cash from operating activities	(1,341,593)	352,243

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(153,983)	(230,051)
Additions to property and equipment	(1,107,261)	(328,114)
Proceeds from sale of property and equipment	-	45,000
Net cash from investing activities	(1,261,244)	(513,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	2,663,516
Proceeds from investor deposits held as liability	236,824	-
Payment on installment note for property purchase	(155,871)	(245,417)
Payments on long-term debt	(95,411)	(170,004)
Proceeds from issuance of preferred stock	5,551	-
Proceeds from exercise of stock options	-	21,630
Repurchase of common stock	-	(178,674)
Net cash from financing activities	(8,907)	2,091,051

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,611,744)	1,930,129

CASH AND CASH EQUIVALENTS, beginning of period	13,776,257	5,706,351

CASH AND CASH EQUIVALENTS, end of period	$11,164,513	$7,636,480

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$-	$1,950,333
Purchases of property and equipment and vineyard development
costs included in accounts payable	$29,883	$54,507

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and dilutive common shares outstanding during the period. Dilutive shares from stock options and other instruments are excluded from the computation when their effect is anti-dilutive. There were no anti-dilutive shares outstanding as of March 31, 2018 and 2017. There were 0 and 4,424 potentially dilutive shares included in the computation of dilutive earnings per share for the three month periods ended March 31, 2018 and 2017, respectively.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2018	2017
Numerator

Net income	$330,454	$315,130
Accrued preferred stock dividends	(254,893)	(131,833)

Net income applicable to common shares	$75,561	$183,297

Denominator

Basic weighted average common shares	4,964,529	5,005,749
Dilutive stock options	-	4,424

Diluted weighted average common shares	4,964,529	5,010,173

Basic income per common share
after preferred dividends	$0.02	$0.04

Diluted income per common share
after preferred dividends	$0.02	$0.04

Recently issued accounting standards (adopted) – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The original effective date for ASU 2014-09 would have required adoption by the Company in the first quarter of fiscal 2017 with early adoption prohibited. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for one year and permits early adoption in accordance with the original effective date of ASU 2014-09.

The new revenue standard is required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company adopted the standard in the first quarter of 2018 using the modified prospective method. The Company has evaluated the effect of the standard and concluded it will not be material to the Company’s financial reporting. Additionally, the Company has concluded that the application of the standard does not have a material effect that would require a retrospective adjustment.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied, generally, this occurs when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 31, 2018 and December 31, 2017, the Company has recorded deferred revenue in the amount of $169,525 and $103,246, respectively, which is included in accrued expenses on the balance sheet.

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the three months ended March 31, 2018 and 2017, the Company recorded incentive program expenses of $85,815 and $152,367, respectively, as a reduction in sales on the income statement. As of March 31, 2018 and December 31, 2017, the Company has recorded an incentive program liability in the amount of $14,786 and $49,075, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Recently issued accounting standards (not yet adopted) - In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2018	December 31, 2017

Winemaking and packaging materials	$868,608	$849,825
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,469,495	8,126,838
Finished goods (bottled wine and related products)	7,852,997	5,816,931

Current inventories	$15,191,100	$14,793,594

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2018	December 31, 2017

Construction in progress	$1,039,580	$1,036,615
Land, improvements and other buildings	10,818,199	10,197,388
Winery building and hospitality center	15,119,758	15,055,935
Equipment	11,561,448	11,221,964

	38,538,985	37,511,902

Accumulated depreciation	(14,672,681)	(14,310,026)

Property and equipment, net	$23,866,304	$23,201,876

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2018 and 2017, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In April 2017, the Company renewed the credit agreement until July 31, 2018. The interest rate was 4.00% at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2018, the Company was in compliance with these financial covenants.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of March 31, 2018 the Company had a balance of $137,666 due on this note. As of December 31, 2017 the Company had a balance due of $275,333. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2018 the Company had a balance of $1,603,782 due on this note. As of December 31, 2017 the Company had a balance of $1,621,986 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,106,872 and $7,202,727 as of March 31, 2018 and December 31, 2017. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $32,513 and $35,381 as of March 31, 2018 and December 31, 2017, respectively. The purpose of this loan was to purchase a vehicle.

As of March 31, 2018 the Company had unamortized debt issuance costs of $182,161. As of December 31, 2017 the Company had unamortized debt issuance costs of $185,472

6) STOCK BASED COMPENSATION

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. All stock options had been exercised as of December 31, 2017.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid no income taxes for the three months ended March 31, 2018 and 2017, respectively.

Interest - The Company paid $114,676 and $59,539 for the three months ended March 31, 2018 and 2017, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2018 and 2017. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$1,550,155	$1,489,119	$2,982,464	$2,961,426	$4,532,619	$4,450,545
Cost of Sales	388,184	364,611	1,254,191	1,343,069	1,642,375	1,707,680
Gross Margin	1,161,971	1,124,508	1,728,273	1,618,357	2,890,244	2,742,865
Selling Expenses	986,752	857,005	450,303	475,482	1,437,055	1,332,487
Contribution Margin	$175,219	$267,503	$1,277,970	$1,142,875	$1,453,189	$1,410,378
Percent of Sales	34.2%	33.5%	65.8%	66.5%	100.0%	100.0%

Direct sales include $0 and $8,250 of bulk wine sales in the three months ended March 31, 2018 and 2017, respectively.

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

On December 23, 2015 the Company filed a Registration Statement on Form S-3 with the United States Security and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016 shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases.

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

Proceeds from the sale of preferred stock for the three months ended March 31, 2018 were received by the Company and included as unrestricted cash. For the three months ended March 31, 2018 the Company processed $236,824 in stock sales under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”, until the stock was issued effective April 1, 2018.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of governmental regulatory decisions. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Such policies were unchanged during the three months ended March 31, 2018.

Overview

The Company continues to position itself for strategic growth through property purchases, property development and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 6,089 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 9,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 77 net members, or 0.1%, to a total of 7,505 members during the three months ended March 31, 2018. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales for the three months ended March 31, 2018 and $8,250 in bulk wine sales in the same period of 2017.

The Company sold approximately 28,832 and 29,639 cases of produced wine during the three months ended March 31, 2018 and 2017, respectively, a decrease of 807 cases, or 2.7% in the current year period over the prior year period.  The decrease in wine case sales was primarily the result of decreased case sales through both distributors as well as direct to consumer.

Cases sold in 2018 or 2017 does not include unfulfilled “futures”, where a customer prepays for a wine not yet released. Proceeds from these sales are not recognized as revenue until shipped and are reflected as unearned revenue. Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2018, wine inventory includes approximately 118,000 cases of bottled wine and 384,568 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 64,826 cases during the three months ended March 31, 2018.

Net income for the three months ended March 31, 2018 and 2017 was $330,454 and $315,130, respectively, an increase of $15,324, or 4.9%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended March 31, 2018 and 2017 was $75,561 and $183,297, respectively, a decrease of $107,736, or 58.8%, in the current year period over the prior year period.

Overall gross profit for the three months ended March 31, 2018 and 2017 was $2,890,244 and $2,742,865, respectively, an increase of $147,379, or 5.4%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended March 31, 2018 and 2017 was 63.8% and 61.6%, an increase of 2.2 percentage points, in the current year period over the prior year period.

The Company generated $0.02 and $0.04 in basic earnings per share after preferred dividends during the three months ended March 31, 2018 and 2017, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

Vinous awarded the Company’s 2015 Elton Pinot Noir and 2015 Elton Chardonnay with a 94-point score, the 2015 Chardonnay Bernau Block with a 91-point score, the 2015 Chardonnay Vintage 42 with a 92-point score, the 2014 Brut Méthode Champenoise with a 90-point score and the 2015 Estate Chardonnay with a 90-point score.

Tastings awarded the Company’s 2015 Estate Pinot Noir a 93-point score and was rated as “exceptional.”

The Company was included in Northwest Travel & Life Magazine's "52 Getaways" issue where the Company was named a 2018 Top Travel Pick.

The Company’s Founder, Jim Bernau, was included in an article called “A look inside OSU’s new high-tech brewhouse,” by KGW News Channel 8, a local broadcast channel in Oregon, which highlighted Oregon State University’s Fermentation Science Program and mentioned Jim Bernau's personal gift that started the program.

The Company’s Winery Director, Christine Collier Clair, participated in Dancing with the Salem Stars, an event to raise money for the Elsinore Theatre in Salem, Oregon. Audience members voted for their favorite act and later it was announced that Christine Collier Clair took first place, winning the Mirror Ball Trophy currently on display in the Estate Tasting Room. The event was featured in The Statesman Journal and received several online mentions.

The Company’s Winery Director, Christine Collier Clair, was a Bizwomen Headliner in Bizwoman Business Journal which featured a dedicated article about the Company and her career.

Forbes included the Company’s 2014 Brut Méthode Champenoise in the article called “Sparkling Wines From Oregon: What It Takes To Make A Name In Bubbly.”

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2018 and 2017 were $4,532,619 and $4,450,545, respectively, an increase of $82,074, or 1.8%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales of $61,036 and an increase in sales through distributors of $21,038 in the current year three month period over the prior year period. The increase in direct sales to consumers is primarily the result of increased ambassador sales in 2018 when compared to 2017. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended March 31, 2018 and 2017 were $1,642,375 and $1,707,680, respectively, a decrease of $65,305, or 3.8%, in the current period over the prior year period. This change was primarily the result of a $75,918 write down of bulk wine inventory in 2017 that did not recur in 2018.

Gross Profit

Gross profit for the three months ended March 31, 2018 and 2017 was $2,890,244 and $2,742,865, respectively, an increase of $147,379, or 5.4%, in the current year period over the prior year period. This increase is primarily the result of an overall increase in sales in addition to the prior year write down in inventory discussed above.

Gross profit as a percentage of net sales for the three months ended March 31, 2018 and 2017 was 63.8% and 61.6%, an increase of 2.2 percentage points, in the current year period over the prior year period. This increase was primarily the result of the prior year write down in bulk wine inventory discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 was $2,417,900 and $2,239,738, respectively, an increase of $178,162, or 8.0%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $123,014, or 8.8% and an increase in administrative expenses of $55,148, or 6.6% in the current quarter. Selling expenses increased primarily as a result of increases in retail sales staffing and incentive costs among other selling related activities. General and administrative expense increases were not attributable to any predominant factor.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $118,718 and $96,700, respectively, an increase of $22,018 or 22.8%, in the current year period over the prior year period. The increase in interest expense was primarily the result of additional interest associated with a new note payable used to finance a property purchase.

Income Taxes

The income tax expense for the three months ended March 31, 2018 and 2017 was $118,718 and $181,755, respectively, a decrease of $59,011 or 32.5%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 27.1% and 36.6% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the Company’s tax rate is primarily the result of the enactment of the Tax Cuts and Jobs Act in December 2017.

Net Income

Net income for the three months ended March 31, 2018 and 2017 was $330,454 and $315,130, respectively, an increase of $15,324, or 4.9%, in the current year period over the prior year period. This increase is primarily the result of an overall decrease in income from operations, resulting mainly from increased selling, general and administrative expenses, being more than offset by a decrease in the income tax provision.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended March 31, 2018 and 2017 was $75,561 and $183,297, respectively, a decrease of $107,736, or 58.8%, in the current year period over the prior year period. This decrease is primarily the result of increased net income being more than offset by increased accrued preferred stock dividends. The increase in accrued preferred stock divided was primarily the result of increased preferred stock shares sold in 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had a working capital balance of $23.8 million and a current working capital ratio of 6.62:1. At December 31, 2017, the Company had a working capital balance of $24.0 million and a current working capital ratio of 4.73:1.

At March 31, 2018, the Company had a cash balance of $11,164,513. At December 31, 2017, the Company had a cash balance of $13,776,257. This decrease is primarily the result of increased cash used in operations as well as investments in property and equipment in the first quarter.

Total cash used in operating activities in the three months ended March 31, 2018 was $1,341,593. Cash used in operating activities for the three months ended March 31, 2018 was primarily associated with payments for purchased grapes.

Total cash used in investing activities in the three months ended March 31, 2018 was $1,261,244. Cash used in investing activities for the three months ended March 31, 2018 primarily consisted of property and equipment purchases.

Total cash used in financing activities in the three months ended March 31, 2018 was $8,907. Cash used in financing activities for the three months ended March 31, 2018 consisted primarily of repayment of debt mostly offset by proceeds from investor deposits for preferred stock.

Non-cash investing and financing activities in the three months ended March 31, 2018 was $29,883.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in April 2017, until July 31, 2018. The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2018 was 4.00%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2018, the Company was in compliance with all of the financial covenants.

As of March 31, 2018 and December 31, 2017 the Company had no balance outstanding on the line of credit. As of March 31, 2018, the Company had $2,000,000 available on the line of credit.

As of March 31, 2018 the Company had an installment note payable of $137,666, due on March 15, 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of March 31, 2018 the Company had a 15 year installment note payable of $1,603,782, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2018, the Company had a total long-term debt balance of $7,139,385, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $182,161. As of December 31, 2017, the Company had a total long-term debt balance of $7,238,108, exclusive of debt issuance costs of $185,473.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors have not materially changed as of March 31, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

3.2
Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Companys Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

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

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 10, 2018	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)