Form 10-Q
period 2018-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2018-08-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Number of shares of common stock outstanding as of August 14, 2018: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$10,998,726	$13,776,257
Accounts receivable, net	1,401,826	1,760,039
Inventories (Note 2)	14,945,481	14,793,594
Prepaid expenses and other current assets	151,324	108,102
Total current assets	27,497,357	30,437,992

Other assets	34,836	49,153
Vineyard development costs, net	6,628,717	6,006,250
Property and equipment, net (Note 3)	24,822,323	23,201,876

TOTAL ASSETS	$58,983,233	$59,695,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$559,871	$993,598
Accrued expenses	779,519	871,427
Investor deposits for preferred stock (Note 9)	-	430,305
Current portion of notes payable	1,722,971	1,759,652
Current portion of long-term debt	407,144	397,251
Income taxes payable	220,581	125,297
Deferred revenue-distribution agreement	23,790	95,220
Unearned revenue	265,040	306,564
Grapes payable	-	1,455,569
Total current liabilities	3,978,916	6,434,883

Notes payable, net of current portion	-	137,667
Long-term debt, net of current portion and debt issuance costs	6,455,427	6,655,384
Deferred rent liability	66,252	82,024
Deferred gain	41,030	57,077
Deferred income taxes	1,587,227	1,587,227
Total liabilities	12,128,852	14,954,262

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,662,518 shares, liquidation preference $19,604,343, issued and outstanding at June 30, 2018 and 4,427,991, liquidation preference
$18,375,831 issued and outstanding at December 31, 2017,
respectively.	18,830,502	17,339,508
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 and
4,964,529 shares issued and outstanding at June 30, 2018 and
December 31, 2017, respectively.	8,512,489	8,512,489
Retained earnings	19,511,390	18,889,012
Total shareholders’ equity	46,854,381	44,741,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,983,233	$59,695,271

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

SALES, NET	$5,821,292	$5,313,784	$10,353,911	$9,764,329
COST OF SALES	2,099,186	2,124,850	3,741,561	3,832,530

GROSS PROFIT	3,722,106	3,188,934	6,612,350	5,931,799

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,543,201	2,129,794	4,961,101	4,369,532

INCOME FROM OPERATIONS	1,178,905	1,059,140	1,651,249	1,562,267

OTHER INCOME (EXPENSE)
Interest income	2,137	3,747	9,004	11,061
Interest expense	(116,284)	(122,866)	(235,002)	(219,566)
Other income, net	45,336	51,433	138,042	134,576

INCOME BEFORE INCOME TAXES	1,110,094	991,454	1,563,293	1,488,338

INCOME TAX PROVISION	(306,839)	(397,953)	(429,583)	(579,708)

NET INCOME	803,255	593,501	1,133,710	908,630

Accrued preferred stock dividends	(256,438)	(131,833)	(511,332)	(263,665)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$546,817	$461,668	$622,378	$644,965

Income per common share after preferred dividends	$0.11	$0.09	$0.13	$0.13

Weighted average number of
common shares outstanding	4,964,529	4,994,407	4,964,529	5,000,046

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,133,710	$908,630
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	801,147	739,816
Loss/(gain) on disposition of property & equipment	72	(1,243)
Non-cash loss from other assets	14,317	10,033
Deferred rent liability	(15,772)	(15,771)
Deferred gain	(16,048)	(16,048)
Change in operating assets and liabilities:
Accounts receivable, net	358,213	439,556
Inventories	(151,887)	289,442
Prepaid expenses and other current assets	(43,222)	317,182
Unearned revenue	(41,524)	(18,656)
Deferred revenue-distribution agreement	(71,430)	(71,430)
Grapes payable	(1,455,569)	(693,666)
Accounts payable	(474,940)	(114,146)
Accrued expenses	(91,908)	(315,110)
Income taxes payable	95,284	69,708
Net cash from operating activities	40,443	1,528,297

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(632,647)	(569,178)
Additions to property and equipment	(2,370,272)	(1,437,639)
Proceeds from sale of property and equipment	-	45,000
Net cash from investing activities	(3,002,919)	(1,961,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	2,672,659
Proceeds from investor deposits held as liability	-	2,912,176
Payment on installment note for property purchase	(174,348)	(262,825)
Payments on long-term debt	(190,064)	(262,905)
Proceeds from issuance of preferred stock	549,357	-
Proceeds from exercise of stock options	-	21,630
Repurchase of common stock	-	(348,875)
Net cash from financing activities	184,945	4,731,860

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,777,531)	4,298,340

CASH AND CASH EQUIVALENTS, beginning of period	13,776,257	5,706,351

CASH AND CASH EQUIVALENTS, end of period	$10,998,726	$10,004,691

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$-	$1,950,333
Purchases of property and equipment and vineyard development
costs included in accounts payable	$161,217	$165,788

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator

Net income	$803,255	$593,501	$1,133,710	$908,630
Accrued preferred stock dividends	(256,438)	(131,833)	(511,332)	(263,665)

Net income applicable to common shares	$546,817	$461,668	$622,378	$644,965

Denominator

Weighted average common shares	4,964,529	4,994,407	4,964,529	5,000,046

Income per common share
after preferred dividends	$0.11	$0.09	$0.13	$0.13

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

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied, generally, this occurs when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 30, 2018 and December 31, 2017, the Company has recorded deferred revenue in the amount of $128,708 and $103,246, respectively, which is included in accrued expenses on the balance sheet.

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the three months ended June 30, 2018 and 2017, the Company recorded incentive program expenses of $397,325 and $213,286, respectively, as a reduction in sales on the Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recorded incentive program expenses of $483,139 and $365,653, respectively, as a reduction in sales on the income statement. As of June 30, 2018 and December 31, 2017, the Company has recorded an incentive program liability in the amount of $44,533 and $49,075, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2018	December 31, 2017

Winemaking and packaging materials	$749,011	$849,825
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	5,432,460	8,126,838
Finished goods (bottled wine and related products)	8,764,010	5,816,931

Current inventories	$14,945,481	$14,793,594

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2018	December 31, 2017

Construction in progress	$1,991,610	$1,036,615
Land, improvements and other buildings	10,925,953	10,197,388
Winery building and hospitality center	15,146,477	15,055,935
Equipment	11,799,172	11,221,964

	39,863,212	37,511,902

Accumulated depreciation	(15,040,889)	(14,310,026)

Property and equipment, net	$24,822,323	$23,201,876

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years expiring September 1, 2018. To facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended June 30, 2018 and 2017, the Company has recognized revenue related to this agreement in the amount of $35,715 and $35,715, respectively, recorded to other income. For the six months ended June 30, 2018 and 2017, the Company has recognized revenue related to this agreement in the amount of $71,430 and $71,430, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In June of 2018, the Company renewed the credit agreement until July 31, 2019. The interest rate was 4.00% at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017 there was no outstanding balance on this revolving line of credit.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of June 30, 2018 the Company had a balance of $137,666 due on this note. As of December 31, 2017 the Company had a balance due of $275,333. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2018 the Company had a balance of $1,585,305 due on this note. As of December 31, 2017 the Company had a balance of $1,621,986 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $7,011,777 and $7,202,727 as of June 30, 2018 and December 31, 2017. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $29,643 and $35,381 as of June 30, 2018 and December 31, 2017, respectively. The purpose of this loan was to purchase a vehicle.

As of June 30, 2018 the Company had unamortized debt issuance costs of $178,849. As of December 31, 2017 the Company had unamortized debt issuance costs of $185,472

6) STOCK BASED COMPENSATION

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. All stock options had been exercised as of December 31, 2017.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $334,000 and $510,000 in income taxes for the three months ended June 30, 2018 and 2017, respectively. The Company paid $334,000 and $510,000 in income taxes for the six months ended June 30, 2018 and 2017, respectively.

Interest - The Company paid $115,161 and $121,352 for the three months ended June 30, 2018 and 2017, respectively, in interest on long-term debt. The Company paid $229,837 and $191,462 for the six months ended June 30, 2018 and 2017, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2018 and 2017. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$2,353,487	$1,995,008	$3,467,805	$3,318,776	$5,821,292	$5,313,784
Cost of Sales	650,359	589,575	1,448,827	1,535,275	2,099,186	2,124,850
Gross Margin	1,703,128	1,405,433	2,018,978	1,783,501	3,722,106	3,188,934
Selling Expenses	1,030,106	862,458	545,403	452,301	1,575,509	1,314,759
Contribution Margin	$673,022	$542,975	$1,473,575	$1,331,200	$2,146,597	$1,874,175
Percent of Sales	40.4%	37.5%	59.6%	62.5%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$3,903,643	$3,484,127	$6,450,268	$6,280,202	$10,353,911	$9,764,329
Cost of Sales	1,038,543	954,186	2,703,018	2,878,344	3,741,561	3,832,530
Gross Margin	2,865,100	2,529,941	3,747,250	3,401,858	6,612,350	5,931,799
Selling Expenses	2,016,858	1,719,463	995,706	927,783	3,012,564	2,647,246
Contribution Margin	$848,242	$810,478	$2,751,544	$2,474,075	$3,599,786	$3,284,553
Percent of Sales	37.7%	35.7%	62.3%	64.3%	100.0%	100.0%

Direct sales include $134,970 and $155,538 of bulk wine sales in the three months ended June 30, 2018 and 2017, respectively. Direct sales include $134,970 and $163,788 of bulk wine sales in the six months ended June 30, 2018 and 2017, respectively.

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

On May 3, 2017, the Company filed with the SEC a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,298,851 additional shares of Series A Redeemable Preferred stock having proceeds not to exceed $10,000,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.35 per share and concluding at $4.65 per share. The Company sold all preferred stock available under this offering.

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

Grape Purchases - The Company has entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers. This contract amended and extended three separate contracts for the purchase of fruit through the 2023 harvest year. With this agreement the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due.

Lease – The Company has entered a long-term lease to open Willamette Wine Works in Folsom, California which will include food and pairings and a unique hands-on blending experience featuring locally made Natoma wine.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Such policies were unchanged during the six months ended June 30, 2018.

Overview

The Company continues to position itself for strategic growth through property purchases, property development and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Elton, Pambrun, Maison Bleue and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,775 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, these new shareholders represent approximately 9,000 potential customers of the Company. Additionally, the Company has approximately 8,853 common shareholders representing an estimated 13,700 potential customers when considering joint ownership. Membership in the Company’s wine club decreased by approximately 28 net members, or 0.4%, to a total of 7,400 members during the six months ending June 30, 2018. The Company believes the increase in preferred shareholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $134,970 for the three months ended June 30, 2018 and $155,538 in bulk wine sales for the same period of 2017. The Company had bulk wine sales of $134,970 for the six months ended June 30, 2018 and $163,788 in bulk wine sales for the same period of 2017.

The Company sold approximately 67,558 and 65,081 cases of produced wine during the six months ended June 30, 2018 and 2017, respectively, an increase of 2,477 cases, or 3.8% in the current year period over the prior year period.  The increase in wine case sales was the result of increased sales through distributors as well as increased direct to consumer case sales.

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

At June 30, 2018, wine inventory included approximately 140,716 cases of bottled wine and 244,211 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 124,318 cases during the six months ended June 30, 2018.

Net income for the three months ended June 30, 2018 and 2017 was $803,255 and $593,501, respectively, an increase of $209,754, or 35.3%, in the current year period over the prior year period. Net income for the six months ended June 30, 2018 and 2017 was $1,133,710 and $908,630, respectively, an increase of $225,080, or 24.8%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended June 30, 2018 and 2017 was $546,817 and $461,668, respectively, an increase of $85,149, or 18.4%, in the current year period over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2018 and 2017 was $622,378 and $644,965, respectively, a decrease of $22,587, or 3.5%, in the current year period over the prior year period.

Overall gross profit for the three months ended June 30, 2018 and 2017 was $3,722,106 and $3,188,934, respectively, an increase of $533,172, or 16.7%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended June 30, 2018 and 2017 was 63.9% and 60.0%, respectively, an increase of 3.9 percentage points in the current year period over the prior year period. In June 2017 the Company wrote down $112,599 of bulk wine as an expense to cost of sales. This write down reduced our gross profit as a percentage of net sales for the three months ended June 30, 2017 by approximately 2.1 percentage points. Overall gross profit for the six months ended June 30, 2018 and 2017 was $6,612,350 and $5,931,799, respectively, an increase of $680,551, or 11.5%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2018 and 2017 was 63.9% and 60.7%, respectively, an increase of 3.2 percentage points in the current year period over the prior year period. In the six months ended June 30, 2017 the Company wrote down $188,517 of bulk wine as an expense to cost of sales. This write down reduced our gross profit as a percentage of net sales for the six months ended June 30, 2017 by approximately 2.0 percentage points.

The Company generated $0.11 and $0.09 in basic earnings per share after preferred dividends during the three months ended June 30, 2018 and 2017, respectively. The Company generated $0.13 and $0.13 in basic earnings per share after preferred dividends during the six months ended June 30, 2018 and 2017, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers, online articles and broadcast networks in the second quarter of 2018.

Wine Enthusiast awarded the Company’s 2017 Whole Cluster Pinot Noir with a 91-point score, the 2016 Estate Pinot Noir with a 90-point score and the 2017 Whole Cluster Rosé of Pinot Noir with a 90-point score. Both the 2017 Whole Cluster Pinot Noir and the 2017 Whole Cluster Rosé of Pinot Noir were named an Editors’ Choice.

Tastings awarded the Company’s 2015 Tualatin Estate Pinot Noir with a 94-point score, the 2015 Elton Pinot Noir with a 91-point score and the 2015 Méthode Champenoise Brut with a 91-point score.

The Company’s Winery Director, Christine Clair, was featured in a video and quoted in The Associated Press article titled “Wineries Hedge Against Climate Change, Move to Cool Climates.” This same article was syndicated to various news networks and appeared in such news outlets as ABC News, The National Post, CBS Chicago, The Oregonian, Oregon Public Broadcasting and The Statesman Journal, among others.

The Company’s 2015 Tualatin Estate Pinot Noir was featured in a Yakima Herald article titled "Northwest Wine: Oregon Makes Pinot Noir a Dominant Northwest Grape.”

The Company’s 2017 Whole Cluster Rosé of Pinot Noir was rated as a “five-star wine” and was awarded 93 points in the Beverage Dynamics article titled, "Our Favorite Rosé Wines for Summer 2018."

Gus Clemens reviewed the Company’s 2016 Whole Cluster Pinot Noir and described it as “refined, elegant Willamette Valley Pinot Noir that showcases how Oregon can be in the conversation about great pinots at great price points.”

The Company’s 2015 Estate Pinot Noir was highlighted on Delectable’s website and was described as “Very consistent and true to the varietal.”

The Company’s 2017 Whole Cluster Pinot Noir featured in a Boise Weekly article titled “Chillin’ with Summer Reds” where the tasting notes and fermentation process were described.

Wine Enthusiast recommended the Company for a wedding venue in the article titled “7 Wine Regions for Your Destination Wedding.”

The Company’s 2017 Whole Cluster Pinot Noir was featured on KGW Newschannel 8, a local broadcast channel in Oregon, in a segment about summer wines and the video was shared on Tasting Pour’s website in an article called “Summer Wines.”

The Company was announced as a finalist in the 2018 Sunset Magazine Travel Awards. The awards honor excellence and innovation in the tourism industry across the 13 Western states, British Columbia and Alberta. The Company was selected as the Best Vineyard/Tasting Room Experience by Sunset Magazine in their annual Sunset Travel Awards in 2016.

The Company was named “Best Winery” in Willamette Week’s “Best of Portland Readers' Poll.”

The Company won Gold in the following categories for the 2018 Best of the Mid-Valley Awards based on community votes: Best Winery, Best Place to Buy Wine, Best Date Night, Best Local Chef and Best Place to Take Out of Town Guests.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended June 30, 2018 and 2017 were $5,821,292 and $5,313,784, respectively, an increase of $507,508, or 9.6%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $358,479 and an increase in sales through distributors of $149,029 in the current year three month period over the prior year period. The increase in direct sales to consumers was primarily the result of increased tasting room, wine club, and kitchen sales in 2018 when compared to 2017. The increase in sales through distributors was not attributable to an isolated factor. Sales for the six months ended June 30, 2018 and 2017 were $10,353,911 and $9,764,329, respectively, an increase of $589,582, or 6.0%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $419,516 and an increase in sales through distributors of $170,066 in the current year period over the prior year period. The increase in direct sales to consumers was primarily the result of increased tasting room, wine club, and kitchen sales in 2018 when compared to 2017. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended June 30, 2018 and 2017 were $2,099,186 and $2,124,850, respectively, a decreaes of $25,664, or 1.2%, in the current period over the prior year period. This change was primarily the result of an increase in cases sold in the current period more than offset by a write off of $112,599 of bulk wine inventory to cost of sales in June 2017 that did not reoccur in 2018. Cost of Sales for the six months ended June 30, 2018 and 2017 were $3,741,561 and $3,832,530, respectively, a decrease of $90,969, or 2.4%, in the current period over the prior year period. This change was primarily the result of an increase in cost of product sales in the current period more than offset by a write down of bulk wine inventory of $188,517 in 2017 that did not reoccur in 2018.

Gross Profit

Gross profit for the three months ended June 30, 2018 and 2017 was $3,722,106 and $3,188,934, respectively, an increase of $533,172, or 16.7%, in the current year period over the prior year period. Gross profit for the six months ended June 30, 2018 and 2017 was $6,612,350 and $5,931,799, respectively, an increase of $680,551, or 11.5%, in the current year period over the prior year period. These increases were primarily the result of an overall increase in wine sales as well as by the write off of bulk wine inventory in 2017 discussed above.

Gross profit as a percentage of net sales for the three months ended June 30, 2018 and 2017 was 63.9% and 60.0%, respectively, an increase of 3.9 percentage points in the current year period over the prior year period, of which 2.1 percentage points was attributable to the write down of bulk wine in 2017 discussed above. Gross profit as a percentage of net sales for the six months ended June 30, 2018 and 2017 was 63.9% and 60.7%, respectively, an increase of 3.2 percentage points in the current year period over the prior year period, of which 2.0 percentage points was attributable to the write down of bulk wine in 2017 discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2018 and 2017 was $2,543,201and $2,129,794 respectively, an increase of $413,407, or 19.4%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $267,957, or 19.5% in addition to an increase in general and administrative expenses of $145,450, or 19.2% in the current quarter. Selling, general and administrative expense for the six months ended June 30, 2018 and 2017 was $4,961,101 and $4,369,532, respectively, an increase of $591,569, or 13.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $390,971, or 14.1% and an increase in general and administrative expenses of $200,598, or 12.6% in the current year. Selling expenses increased in the first half, and second quarter, of 2018 compared to the same period in 2017 primarily as a result of increases in sales staffing and incentive costs, product demonstrations and marketing, among other selling related activities, as well as costs associated with operating a new retail outlet in Walla Walla in 2018. General and administrative expenses increased in both the second quarter and first half of 2018 compared to the same periods in 2017 primarily a result of increased staffing and professional fees driven mostly by long-term term development activities in 2018.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $116,284 and $122,866, respectively, a decrease of $6,582 or 5.4%, in the current year period over the prior year period. Interest expense for the six months ended June 30, 2018 and 2017 was $235,002 and $219,566, respectively, an increase of $15,436 or 7.0%, in the current year period over the prior year period. The decrease in interest expense for the second quarter of 2018 was primarily the result of decreased debt compared to the second quarter of 2017. The increase in interest expense for the first half 2018 was primarily the result of additional interest associated with a new note payable used to finance a property purchase and additional debt incurred as part of a refinancing transaction in the first quarter of 2017.

Income Taxes

The income tax expense for the three months ended June 30, 2018 and 2017 was $306,839 and $397,953, respectively, a decrease of $91,114 or 22.9%, in the current year period over the prior year period mostly as a result of higher pre-tax income in the second quarter of 2018, compared to the same quarter in 2017, being more than offset by a decrease in the effective tax rate in 2018. The Company’s estimated federal and state combined income tax rate was 27.6% and 40.1% for the three months ended June 30, 2018 and 2017, respectively. The income tax expense for the six months ended June 30, 2018 and 2017 was $429,583 and $579,708, respectively, a decrease of $150,125 or 25.9%, in the current year period over the prior year period mostly a result of higher pre-tax income in the first six months of 2018, compared to the same period in 2017, being more than offset by a decrease in the effective tax rate in 2018. The Company’s estimated federal and state combined income tax rate was 27.6% and 39.0% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the Company’s tax rate is primarily the result of the enactment of the Tax Cuts and Jobs Act in December 2017.

Net Income

Net income for the three months ended June 30, 2018 and 2017 was $803,255 and $593,501, respectively, an increase of $209,754, or 35.3%, in the current year period over the prior year period. Net income for the six months ended June 30, 2018 and 2017 was $1,133,710 and $908,630, respectively, an increase of $225,080, or 24.8%, in the current year period over the prior year period. The increase in net income for the second quarter and first half of 2018, compared to the comparable periods in of 2017, was primarily the result of increased gross profits being partially offset by higher selling, general & administrative expenses combined with a decrease in taxes associated with the implementation of the Tax Cuts and Jobs Act in December 2017.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2018 and 2017 was $546,817 and $461,668, respectively, an increase of $85,149, or 18.4%, in the current year quarter over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2018 and 2017 was $622,378 and $644,965, respectively, a decrease of $22,587, or 3.5%, in the current year quarter over the prior year period. The increase in income applicable to common shareholders in the second quarter of 2018 compared to the same quarter of 2017 was primarily the result of higher net income in the current quarter, while the decrease in the first half of 2018 compared to the same period of 2017 was primarily the result of increased net income being more than offset by an increased accrued preferred stock dividends in 2018 primarily driven by an increased number of preferred stock shares outstanding.

Liquidity and Capital Resources

At June 30, 2018, the Company had a working capital balance of $23.5 million and a current working capital ratio of 6.91:1. At December 31, 2017, the Company had a working capital balance of $24.0 million and a current working capital ratio of 4.73:1.

At June 30, 2018, the Company had a cash balance of $10,998,726, while at December 31, 2017, the Company had a cash balance of $13,776,257. The decrease in our cash balance during the first half of 2018 was primarily the result of investment in vineyard development and property and equipment.

Total cash provided by operating activities in the six months ended June 30, 2018 was $40,443. Cash provided by operating activities for the six months ended June 30, 2018 was primarily associated with income from operations adjusted for depreciation expense and payment of grape contracts and other accounts payable.

Total cash used in investing activities in the six months ended June 30, 2018 was $3,002,919. Cash used in investing activities for the six months ended June 30, 2018 primarily consisted of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the six months ended June 30, 2018 was $184,945. Cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of proceeds from the issuance of preferred stock partially offset by the payment of debt.

Non-cash investing and financing activities in the six months ended June 30, 2018 was $161,217. This was primarily the result of the vineyard development and property and equipment acquisition costs in accounts payable.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in June 2018, until July 31, 2019. The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2018 was 4.0%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2018, the Company was in compliance with all of the financial covenants.

At June 30, 2018 and December 31, 2017 the Company had no balance outstanding on the line of credit. At June 30, 2018, the Company had $2,000,000 available on the line of credit.

As of June 30, 2018 the Company had an installment note payable of $137,666, due on March 15, 2019 associated with the purchase of 45 acres of farmland in the Walla Walla AVA. No interest accrues under the terms of this note.

As of June 30, 2018 the Company had a 15 year installment note payable of $1,585,305, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2018, the Company had a total long-term debt balance of $6,862,571, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, net of debt issuance costs of $178,849. As of December 31, 2017, the Company had a total long-term debt balance of $7,238,108, exclusive of debt issuance costs of $185,473.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of June 30, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 14, 2018	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)