Form 10-Q
period 2018-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2018-11-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): ☒ YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging Growth Company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐YES    ☒ NO

Number of shares of common stock outstanding as of November 13, 2018: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	December 31,
	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$10,940,289	$13,776,257
Accounts receivable, net	1,568,216	1,760,039
Inventories (Note 2)	15,342,544	14,793,594
Prepaid expenses and other current assets	136,468	108,102
Total current assets	27,987,517	30,437,992

Other assets	34,836	49,153
Vineyard development costs, net	7,007,928	6,006,250
Property and equipment, net (Note 3)	25,498,387	23,201,876

TOTAL ASSETS	$60,528,668	$59,695,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$844,135	$993,598
Accrued expenses	1,090,093	871,427
Investor deposits for preferred stock (Note 9)	-	430,305
Current portion of notes payable	1,704,216	1,759,652
Current portion of long-term debt	412,186	397,251
Income taxes payable	302,553	125,297
Deferred revenue-distribution agreement	-	95,220
Unearned revenue	244,631	306,564
Grapes payable	401,854	1,455,569
Total current liabilities	4,999,668	6,434,883

Notes payable, net of current portion	-	137,667
Long-term debt, net of current portion and debt issuance costs	6,354,502	6,655,384
Deferred rent liability	58,366	82,024
Deferred gain	33,006	57,077
Deferred income taxes	1,587,227	1,587,227
Total liabilities	13,032,769	14,954,262

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,662,518 shares, liquidation preference $20,117,220, issued and outstanding at September 30, 2018 and 4,427,991, liquidation preference
$18,375,831 issued and outstanding at December 31, 2017,
respectively.	19,086,821	17,339,508
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2018 and
December 31, 2017.	8,512,489	8,512,489
Retained earnings	19,896,589	18,889,012
Total shareholders’ equity	47,495,899	44,741,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,528,668	$59,695,271

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

SALES, NET	$5,461,039	$5,143,588	$15,814,950	$14,907,917
COST OF SALES	1,918,868	1,762,214	5,660,429	5,594,744

GROSS PROFIT	3,542,171	3,381,374	10,154,521	9,313,173

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,569,229	2,283,143	7,530,330	6,652,674

INCOME FROM OPERATIONS	972,942	1,098,231	2,624,191	2,660,499

OTHER INCOME (EXPENSE)
Interest income	1,964	6,535	10,968	17,596
Interest expense	(119,270)	(127,431)	(354,272)	(346,997)
Other income, net	25,967	45,886	164,009	180,462

INCOME BEFORE INCOME TAXES	881,603	1,023,221	2,444,896	2,511,560

INCOME TAX PROVISION	(239,966)	(398,638)	(669,549)	(978,346)

NET INCOME	641,637	624,583	1,775,347	1,533,214

Accrued preferred stock dividends	(256,438)	(196,587)	(767,770)	(460,253)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$385,199	$427,996	$1,007,577	$1,072,961

Income per common share after preferred dividends	$0.08	$0.09	$0.20	$0.21

Weighted average number of
common shares outstanding	4,964,529	4,976,732	4,964,529	4,992,189

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,775,347	$1,533,214
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,205,565	1,132,635
Loss/(gain) on disposition of property & equipment	805	(1,243)
Non-cash loss from other assets	14,317	10,033
Deferred rent liability	(23,658)	(23,657)
Deferred gain	(24,072)	(24,072)
Change in operating assets and liabilities:
Accounts receivable, net	191,823	(70,974)
Inventories	(548,950)	40,789
Prepaid expenses and other current assets	(28,366)	290,618
Unearned revenue	(61,933)	(10,557)
Deferred revenue-distribution agreement	(95,220)	(107,145)
Grapes payable	(1,053,715)	(430,152)
Accounts payable	(206,797)	12,886
Accrued expenses	218,666	(40,558)
Income taxes payable	177,256	137,346
Net cash from operating activities	1,541,068	2,449,163

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(1,121,992)	(795,456)
Additions to property and equipment	(3,325,232)	(2,289,578)
Proceeds from sale of property and equipment	-	45,000
Net cash from investing activities	(4,447,224)	(3,040,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	2,672,659
Proceeds from investor deposits held as liability	-	1,713,210
Payment on installment note for property purchase	(193,103)	(280,496)
Payments on long-term debt	(285,947)	(350,939)
Proceeds from issuance of preferred stock	549,238	4,596,779
Proceeds from exercise of stock options	-	21,630
Repurchase of common stock	-	(479,144)
Net cash from financing activities	70,188	7,893,699

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,835,968)	7,302,828

CASH AND CASH EQUIVALENTS, beginning of period	13,776,257	5,706,351

CASH AND CASH EQUIVALENTS, end of period	$10,940,289	$13,009,179

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and vineyard development costs with notes payable	$-	$1,950,333
Purchases of property and equipment and vineyard development
costs included in accounts payable	$177,338	$222,565

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator

Net income	$641,637	$624,583	$1,775,347	$1,533,214
Accrued preferred stock dividends	(256,438)	(196,587)	(767,770)	(460,253)

Net income applicable to common shares	$385,199	$427,996	$1,007,577	$1,072,961

Denominator

Weighted average common shares	4,964,529	4,976,732	4,964,529	4,992,189

Income per common share
after preferred dividends	$0.08	$0.09	$0.20	$0.21

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

The new revenue standard was required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company adopted the standard in the first quarter of 2018 using the modified prospective method. The Company evaluated the effect of the standard and concluded it was not material to the Company’s financial reporting. Additionally, the Company concluded that the application of the standard did not have a material effect that would require a retrospective adjustment.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied, generally, this occurs when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 30, 2018 and December 31, 2017, the Company has recorded deferred revenue in the amount of $134,011 and $103,246, respectively, which is included in accrued expenses on the balance sheet.

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the three months ended September 30, 2018 and 2017, the Company recorded incentive program expenses of $195,603 and $214,174, respectively, as a reduction in sales on the Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recorded incentive program expenses of $678,742 and $579,827, respectively, as a reduction in sales on the Statement of Operations. As of September 30, 2018 and December 31, 2017, the Company has recorded an incentive program liability in the amount of $45,842 and $49,075, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Recently issued accounting standards (not yet adopted) - In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited interim financial statements and has yet to determine the overall impact this ASU is expected to have. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2018	December 31, 2017

Winemaking and packaging materials	$663,079	$849,825
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,012,597	8,126,838
Finished goods (bottled wine and related products)	8,666,868	5,816,931

Current inventories	$15,342,544	$14,793,594

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2018	December 31, 2017

Construction in progress	$2,814,220	$1,036,615
Land, improvements and other buildings	10,925,953	10,197,388
Winery building and hospitality center	15,286,053	15,055,935
Equipment	11,882,500	11,221,964

	40,908,726	37,511,902

Accumulated depreciation	(15,410,339)	(14,310,026)

Property and equipment, net	$25,498,387	$23,201,876

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract included exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years and expired September 1, 2018. To facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company received $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement was being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended September 30, 2018 and 2017, the Company recognized revenue related to this agreement in the amount of $23,790 and $35,715, respectively, recorded to other income. For the nine months ended September 30, 2018 and 2017, the Company recognized revenue related to this agreement in the amount of $95,220 and $107,145, respectively, recorded to other income. All deferred revenue, as a result of this agreement, has been recognized as of September 30, 2018.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In June of 2018, the Company renewed the credit agreement until July 31, 2019. The interest rate was 4.00% at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017 there was no outstanding balance on this revolving line of credit.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of September 30, 2018, the Company had a balance of $137,666 due on this note. As of December 31, 2017, the Company had a balance due of $275,333. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2018, the Company had a balance of $1,566,550 due on this note. As of December 31, 2017, the Company had a balance of $1,621,986 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,915,451 and $7,202,727 as of September 30, 2018 and December 31, 2017. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $26,774 and $35,381 as of September 30, 2018 and December 31, 2017, respectively. The purpose of this loan was to purchase a vehicle.

As of September 30, 2018, the Company had unamortized debt issuance costs of $175,537. As of December 31, 2017, the Company had unamortized debt issuance costs of $185,472

6) STOCK BASED COMPENSATION

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. All stock options had been exercised as of December 31, 2017.

7) INTEREST AND TAXES PAID

Income taxes – The Company paid $158,000 and $331,000 in income taxes for the three months ended September 30, 2018 and 2017, respectively. The Company paid $492,250 and $841,000 in income taxes for the nine months ended September 30, 2018 and 2017, respectively.

Interest - The Company paid $113,889 and $119,615 for the three months ended September 30, 2018 and 2017, respectively, in interest on long-term debt. The Company paid $343,726 and $311,077 for the nine months ended September 30, 2018 and 2017, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2018 and 2017. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$2,333,721	$2,263,453	$3,127,318	$2,880,135	$5,461,039	$5,143,588
Cost of Sales	542,154	555,817	1,376,714	1,206,397	1,918,868	1,762,214
Gross Margin	1,791,567	1,707,636	1,750,604	1,783,501	3,542,171	3,381,374
Selling Expenses	1,073,089	1,022,807	554,408	423,433	1,627,497	1,446,240
Contribution Margin	$718,478	$684,829	$1,196,196	$1,331,200	$1,914,674	$1,935,134
Percent of Sales	42.7%	44.0%	57.3%	56.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$6,237,364	$5,747,579	$9,577,586	$9,160,338	$15,814,950	$14,907,917
Cost of Sales	1,580,697	1,510,003	4,079,732	4,084,741	5,660,429	5,594,744
Gross Margin	4,656,667	4,237,576	5,497,854	5,075,597	10,154,521	9,313,173
Selling Expenses	3,089,948	2,742,294	1,550,114	1,351,216	4,640,062	4,093,510
Contribution Margin	$1,566,719	$1,495,282	$3,947,740	$3,724,381	$5,514,459	$5,219,663
Percent of Sales	39.4%	38.6%	60.6%	61.4%	100.0%	100.0%

Direct sales include $66,420 and $30,624 of bulk wine sales in the three months ended September 30, 2018 and 2017, respectively. Direct sales include $201,390 and $194,412 of bulk wine sales in the nine months ended September 30, 2018 and 2017, respectively.

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

Lease – The Company has entered a five year lease, expiring in March 2023, to open Willamette Wine Works in Folsom, California which will include food and pairings and a unique hands-on blending experience featuring locally made Natoma wine.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Such policies were unchanged during the nine months ended September 30, 2018 with the exception of the adoption of ASU 2014-09.

Overview

The Company continues to position itself for strategic growth through property purchases, property development and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Elton, Pambrun, Maison Bleue and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,775 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 9,000 potential customers of the Company. Additionally, the Company has approximately 8,853 common shareholders which we believe represent an estimated 13,700 potential customers when considering joint ownership. Membership in the Company’s wine club increased by approximately 209 net members, or 2.8%, to a total of 7,637 members during the nine months ending September 30, 2018. The Company believes the increase in preferred shareholders, who are eligible for larger discounts than wine club members, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred shareholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $66,420 for the three months ended September 30, 2018 and $30,624 in bulk wine sales for the same period of 2017. The Company had bulk wine sales of $201,390 for the nine months ended September 30, 2018 and $194,412 in bulk wine sales for the same period of 2017.

The Company sold approximately 102,155 and 98,383 cases of produced wine during the nine months ended September 30, 2018 and 2017, respectively, an increase of 3,772 cases, or 3.8% in the current year period over the prior year period.  The increase in wine case sales was the result of increased sales through distributors as well as increased direct to consumer case sales.

Cases sold in 2018 or 2017 does not include unfulfilled “futures”, where a customer prepays for a wine not yet released. Proceeds from these sales are not recognized as revenue until the wine is shipped and are reflected as unearned revenue. Selling expenses for these sales are recognized in the period in which the expense is incurred.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2018, wine inventory included approximately 135,151 cases of bottled wine and 299,693 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 153,536 cases during the nine months ended September 30, 2018.

Net income for the three months ended September 30, 2018 and 2017 was $641,637 and $624,583, respectively, an increase of $17,054, or 2.7%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2018 and 2017 was $1,775,347 and $1,533,214, respectively, an increase of $242,133, or 15.8%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended September 30, 2018 and 2017 was $385,199 and $427,996, respectively, a decrease of $42,797, or 10.0%, in the current year period over the prior year period. Income applicable to common shareholders for the nine months ended September 30, 2018 and 2017 was $1,007,577 and $1,072,961, respectively, a decrease of $65,384, or 6.1%, in the current year period over the prior year period.

Overall gross profit for the three months ended September 30, 2018 and 2017 was $3,542,171 and $3,381,374, respectively, an increase of $160,797, or 4.8%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended September 30, 2018 and 2017 was 64.9% and 65.7%, respectively, a decrease of 0.8 percentage points in the current year period over the prior year period. Overall gross profit for the nine months ended September 30, 2018 and 2017 was $10,154,521 and $9,313,173, respectively, an increase of $841,348, or 9.0%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was 64.2% and 62.5%, respectively, an increase of 1.7 percentage points in the current year period over the prior year period.

The Company generated $0.08 and $0.09 in basic earnings per share after preferred dividends during the three months ended September 30, 2018 and 2017, respectively. The Company generated $0.20 and $0.21 in basic earnings per share after preferred dividends during the nine months ended September 30, 2018 and 2017, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers, online articles and broadcast networks in the third quarter of 2018.

Wine Advocate awarded the Company’s 2016 Estate Chardonnay with a score of 93 points, the 2016 Estate Pinot Noir with a score of 92 points, the 2015 Méthode Champenoise Brut with a score of 92 points, the 2016 Vintage 43 Pinot Noir (made by Bill Fuller) with a score of 91+ points and the Tualatin Estate Pinot Noir with a score of 90 points.

The Company’s new gray water system was highlighted in a Capital Press article titled “Advancing Industry: Innovations in wine and vine.”

The Company’s Ownership benefits were highlighted in an MSN Money article titled, “21 Investor Perks that are Even Better than Money.”

The Company’s Whole Cluster Pinot Noir was highlighted in a Forbes article titled, “Why it's Time to Try Oregon Pinot Noir Now.”

The Company’s Whole Cluster Pinot Noir and Whole Cluster Rosé of Pinot Noir was highlighted in a San Angelo Standard-Times article titled, “What to Know About Wine and Whole Cluster Fermentation.”

Gus Clemens reviewed The Company’s 2017 Whole Cluster Rosé of Pinot Noir and described it as “fresh, bright, delicious.”

Chuck Hill reviewed The Company’s 2016 Griffin Creek Viognier and described it as “a favorite with my tasters for its complex aromas and flavors of citrus, stone fruits, pineapple, honey and floral perfume.”

The Company was awarded with the "People Love us on Yelp" 2018 award by Yelp, based on positive user reviews.

The Company’s McMinnville Tasting Room was featured in a Yamhill County News-Register feature article.

The Company’s 28th Annual Oregon Grape Stomp Championship & Harvest Celebration event was featured in an “Out and About with Drew Carney” segment on KGW Newschannel 8 where Drew Carney tasted the Company’s Estate Pinot Noir, featured The Company’s Winery Chef and stomped grapes.

The Company’s Senior Winery Ambassador was featured in a KGW Newschannel 8 segment about pairing wines with “fair food.”

The Company’s Estate Pinot Noir was on display during an “On the Go with Joe” segment about Oregon Cheese Month on KPTV FOX 12.

The Statesman Journal highlighted The Company’s 28th Annual Oregon Grape Stomp Championship & Harvest Celebration in two feature articles.

The Statesman Journal included The Company’s “Something to Wine About” and Willamette Shakespeare events in two entertainment articles.

The Statesman Journal included The Company in two feature articles about Salem Dining Month, for which The Company is a presenting sponsor and organizer.

The Company’s 28th Annual Oregon Grape Stomp Championship & Harvest Celebration was featured in a Travel Salem blog and on ShareOregon.com.

The Company’s Willamette Shakespeare event was featured in The Oregonian and Oregon Arts Watch.

The Company was included as a "wine-worthy tasting stop" in a blog on CarRentals.com.

The Company was included a West Ranch Beacon blog that stated "Willamette Valley Vineyards Pinot Noir is hands down one of the best Pinots out there."

The Company’s Whole Cluster Pinot Noir was featured in blogs by Bigger Than Your Head and The Nittany Epicurean.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended September 30, 2018 and 2017 were $5,461,039 and $5,143,588, respectively, an increase of $317,451, or 6.2%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $70,268 and an increase in sales through distributors of $247,183 in the current year three month period over the prior year period. The increase in direct sales to consumers was primarily the result of increased tasting room, wine club, and kitchen sales in 2018 when compared to 2017. The increase in sales through distributors was not attributable to an isolated factor. Sales for the nine months ended September 30, 2018 and 2017 were $15,814,950 and $14,907,917, respectively, an increase of $907,033, or 6.1%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales, including bulk wine, of $489,785 and an increase in sales through distributors of $417,248 in the current year period over the prior year period. The increase in direct sales to consumers was primarily the result of increased tasting room, wine club, and kitchen sales in 2018 when compared to 2017. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended September 30, 2018 and 2017 were $1,918,868 and $1,762,214, respectively, an increase of $156,654, or 8.9%, in the current period over the prior year period. This change was primarily the result of an increase in cases sold in the current period. Cost of Sales for the nine months ended September 30, 2018 and 2017 were $5,660,429 and $5,594,744, respectively, an increase of $65,685, or 1.2%, in the current period over the prior year period. This change was primarily the result of an increase in product sales in the current period.

Gross Profit

Gross profit for the three months ended September 30, 2018 and 2017 was $3,542,171 and $3,381,374, respectively, an increase of $160,797, or 4.8%, in the current year period over the prior year period. Gross profit for the nine months ended September 30, 2018 and 2017 was $10,154,521 and $9,313,173, respectively, an increase of $841,348, or 9.0%, in the current year period over the prior year period. These increases were primarily the result of an overall increase in wine sales.

Gross profit as a percentage of net sales for the three months ended September 30, 2018 and 2017 was 64.9% and 65.7%, respectively, a decrease of 0.8 percentage points in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was 64.2% and 62.5%, respectively, an increase of 1.7 percentage points in the current year period over the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2018 and 2017 was $2,569,229 and $2,283,143 respectively, an increase of $286,086, or 12.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $209,751, or 19.5% in addition to an increase in general and administrative expenses of $76,335, or 9.6% in the current quarter. Selling, general and administrative expense for the nine months ended September 30, 2018 and 2017 was $7,530,330 and $6,652,674, respectively, an increase of $877,656, or 13.2%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $600,722, or 14.1% and an increase in general and administrative expenses of $276,934, or 11.6% in the current year. Selling expenses increased in both the first nine months and third quarter of 2018 compared to the same periods in 2017 primarily as a result of increased sales staffing and incentive costs, product demonstrations and marketing, among other selling related activities, as well as costs associated with operating a new retail outlet in Walla Walla in 2018. General and administrative expenses increased in both the third quarter and first nine months of 2018 compared to the same periods in 2017 primarily a result of increased staffing and professional fees driven mostly by long-term term development activities in 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $119,270 and $127,431, respectively, a decrease of $8,161 or 6.4%, in the current year period over the prior year period. Interest expense for the nine months ended September 30, 2018 and 2017 was $354,272 and $346,997, respectively, an increase of $7,275 or 2.1%, in the current year period over the prior year period. The decrease in interest expense for the third quarter of 2018 was primarily the result of decreased debt compared to the third quarter of 2017. The increase in interest expense for the first nine months of 2018 was primarily the result of additional interest associated with a new note payable used to finance a property purchase and additional debt incurred as part of a refinancing transaction in the first quarter of 2017.

Income Taxes

The income tax expense for the three months ended September 30, 2018 and 2017 was $239,966 and $398,638, respectively, a decrease of $158,672 or 39,8%, in the current year period over the prior year period mostly as a result of lower pre-tax income in the third quarter of 2018, compared to the same quarter in 2017, in addition to a decrease in the effective tax rate in 2018. The Company’s estimated federal and state combined income tax rate was 27.2% and 39.0% for the three months ended September 30, 2018 and 2017, respectively. The income tax expense for the nine months ended September 30, 2018 and 2017 was $669,549 and $978,346, respectively, a decrease of $308,797 or 31.6%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first nine months of 2018, compared to the same period in 2017, in addition to a decrease in the effective tax rate in 2018. The Company’s estimated federal and state combined income tax rate was 27.4% and 39.0% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the Company’s tax rate is primarily the result of the enactment of the Tax Cuts and Jobs Act in December 2017.

Net Income

Net income for the three months ended September 30, 2018 and 2017 was $641,637 and $624,583, respectively, an increase of $17,054, or 2.7%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2018 and 2017 was $1,775,347 and $1,533,214, respectively, an increase of $242,133, or 15.8%, in the current year period over the prior year period. The increase in net income for the third quarter and first nine months of 2018, compared to the comparable periods in of 2017, was primarily the result of increased gross profit, combined with a decrease in taxes associated with the implementation of the Tax Cuts and Jobs Act in December 2017, being partially offset by higher selling, general & administrative expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2018 and 2017 was $385,199 and $427,996, respectively, a decrease of $42,797, or 10.0%, in the current year quarter over the prior year period. Income applicable to common shareholders for the nine months ended September 30, 2018 and 2017 was $1,007,577 and $1,072,961, respectively, a decrease of $65,384, or 6.1%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in the third quarter and first nine months of 2018, compared to the same periods of 2017, was primarily the result of higher net income in the current periods being more than offset by an increased accrued preferred stock dividend in 2018 which was primarily driven by an increase in the number of preferred stock shares outstanding.

Liquidity and Capital Resources

At September 30, 2018, the Company had a working capital balance of $22.9 million and a current working capital ratio of 5.60:1. At December 31, 2017, the Company had a working capital balance of $24.0 million and a current working capital ratio of 4.73:1.

At September 30, 2018, the Company had a cash balance of $10,940,289, while at December 31, 2017, the Company had a cash balance of $13,776,257. The decrease in our cash balance during the first nine months of 2018 was primarily the result of investment in vineyard development and property and equipment.

Total cash provided by operating activities in the nine months ended September 30, 2018 was $1,541,068. Cash provided by operating activities for the nine months ended September 30, 2018 was primarily associated with income from operations adjusted for depreciation expense, an increase in inventory and payment of grape contracts and other accounts payable.

Total cash used in investing activities in the nine months ended September 30, 2018 was $4,447,224. Cash used in investing activities for the nine months ended September 30, 2018 primarily consisted of property and equipment purchases and vineyard development.

Total cash provided by financing activities in the nine months ended September 30, 2018 was $70,188. Cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from the issuance of preferred stock mostly offset by the payment of debt.

Non-cash investing and financing activities in the nine months ended September 30, 2018 was $177,338. This was primarily the result of the property and equipment acquisition costs in accounts payable.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in June 2018, until July 31, 2019. The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2018 was 4.0%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2018, the Company was in compliance with all of the financial covenants.

At September 30, 2018 and December 31, 2017 the Company had no balance outstanding on the line of credit. At September 30, 2018, the Company had $2,000,000 available on the line of credit.

As of September 30, 2018 the Company had an installment note payable of $137,666, due on March 15, 2019 associated with the purchase of 45 acres of farmland in the Walla Walla AVA. No interest accrues under the terms of this note.

As of September 30, 2018 the Company had a 15 year installment note payable of $1,566,550, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2018, the Company had a total long-term debt balance of $6,766,688, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, net of debt issuance costs of $175,537. As of December 31, 2017, the Company had a total long-term debt balance of $7,238,108, exclusive of debt issuance costs of $185,473.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4:

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of September 30, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

101
The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 13, 2018	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)