Form 10-K
period 2018-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2019-03-21
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act: Yes ☐  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $37,932,314.

The number of outstanding shares of the registrant’s Common Stock as of March 21, 2019 was 4,964,529.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

 PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” “estimates” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. However, not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions, statements concerning the long-term prospects for growth in the Oregon wine industry, the availability to us of high-quality grapes for purchase, and other statements that are not historical facts. These forward-looking statements are not guaranteeing of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors” in this Annual Report on Form 10-K. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operations. We caution you not to place undue reliance on forward looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward information to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, unless required by law to do so.

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Tualatin Estate, Pambrun, Maison Bleue and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Segments - The Company has identified two operating segments, direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies. Direct sales include retail sales in our tasting room and remote sites, wine club sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary. Distributor sales include all sales through a third party where prices are given at a wholesale rate.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2018, $24 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Pinot Blanc, $24 per bottle; Rose, $18 to $24 per bottle; Methode Champenoise Brut, $55 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles: Semi-Sparkling Muscat, $19 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $45 per bottle; Merlot, $45 per bottle; Cabernet Sauvignon, $45 per bottle; Grenache, $45 per bottle; Cabernet Franc, $45 per bottle; The Griffin (a Bordeaux style blend), $65 per bottle; and Viognier, $30 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $75 per bottle and Chardonnay, $75 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $65 per bottle; Merlot, $65 per bottle; and Cabernet Sauvignon, $70 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Graviéres Syrah, $65 per bottle; Voyaguer Syrah, $50 per bottle; and Voltigeur Viognier, $40 per bottle.

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles: Oregon Blossom (off-dry rosé), $12 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, BIO-CASK, DAEDALUS CELLARS, OREGON’S LANDMARK WINERY, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, INGRAM ESTATE, IT’S WILLAMETTE, DAMMIT, FULLER, and NATOMA marks. Additionally, the Company has allowed use on PAMBRUN, PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 2009 to 2018, U.S. wineries grew in number from 6,357 to 9,654, according to Statistica, and are one of the fastest growing segments in agriculture with an annual growth of 5.8% during that period. U.S. wineries increased production in 2016, the most recent year such data is available, by 5% compared to 2015 and produced approximately 339 million cases according to The Wine Institute.

The United States is the largest wine market in the world in terms of revenues and volume representing 13.4% of world consumption in 2015, the last year in which data is available. In 2018 U.S. wine sales reached $46.6 billion, according to Wines and Vines, a 3% increase from 2017. Total U.S. wine shipments reached 408 million cases in 2018 with total US wine sales, domestic and import, revenue of $70.5 billion, according to Wines and Vines. U.S. wine sales have grown for years and there were 644,647 locations in the United States that sold wine in 2017, the last year in which such data is available, an increase of more than 100,000 locations over the past 10 years according to Nielsen.

According to the Wine Marketing Council, U.S. consumers continue to enjoy wine with 120 million Americans, approximately 40% of the adult population, drinking wine in 2017. Of U.S. wine consumers in 2017, 59% were female and 41% male with 35% of consumers drinking wine more than once per week according to the Wine Marketing Council. Domestic wine accounted for 66.7% of U.S. sales in 2017 according to Wines and Vines. The five most popular wines in 2017 were chardonnay, cabernet sauvignon, red blends, pinot gris and pinot noir, according to Wine Business Monthly.

In 2017, off-premise sales accounted for roughly 78% of the U.S. market with an average bottle price of $10 according to Nielsen. Although direct to consumer (DTC) sales represented less than 2% of the U.S. volume in 2017, such sales increased by 15.5% in 2017 from 2016 according to Sovos.

In a 2018 American Wine Consumer Preference Survey, by Sonoma State University and the Wine Business Institute, American wine consumers from all 50 states were sampled regarding their wine consumption. Of those sampled, 50% reported they consume wine daily or several times per week making them “High Frequency Wine Drinkers” with 17% reporting that they drink wine once per week and the remaining 33% drinking wine less frequently. Respondents demonstrated a preference for red wine, with 69% listing it as one of their favorites, 67% listing white wine as one of their favorites and 40% listing Rose. Price and brand topped the list of decision-making reasons when purchasing wine for home consumption at 80% and 69% respectively. Of those surveyed 32% listed the most common purchase price being $11 to $15 however 46% indicated that they had paid $50 to $99 a bottle for a special occasion.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the University of Oregon Institute of Policy Research (“UOIPR”) in 2017, the most recent year such data is available, there were 769 commercial wineries licensed in Oregon, an increase of 6.1% from 2016, and 33,996 planted acres of wine grape vineyards, an increase of 11.7%, 31,008 acres of which were harvested. Oregon wine grapes produced a 2017 crop with a total value of $192 million, an increase of 14.3% from 2016 according to UOIPR. Pinot Noir leads all varieties accounting for 58% of planted acreage and 59% of production. According to UOIPR, Oregon case sales in 2017 are estimated at 3.6 million, up from 3.4 million in 2016, a 6% increase. UOIPR estimated case sales in dollars for 2017 to be approximately $551 million, a 4.1% increase from 2016.

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

Oregon does have certain disadvantages as a wine-producing region. Oregon’s wines are lesser known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon’s competitors certain financial, marketing, distribution and unit cost advantages.

Furthermore, Oregon’s Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with, phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to its Turner site.

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s Estate, Elton, Pambrun, Maison Bleue and Griffin Creek brands.

2017 Oregon harvest – The Oregon Vineyard and Winery Census Report states that 2017 saw increases in sales for Oregon wine alongside increased vineyard production. Pinot Noir continued to lead statewide production representing 58% of planted acreage and 59% of production in 2017. The overall number of wineries increased from 725 in 2016 to 769 in 2017 with total tons crushed in Oregon increasing 9.3% from 70,579 tons in 2016 to 77,170 tons in 2017.

2018 Oregon harvest – There is no official data available on the 2018 Oregon harvest as of the date of this report.

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

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Estate Winery, the McMinnville Tasting Room in McMinnville, Oregon, the Maison Bleue Tasting Room in Walla Walla, Washington and Tualatin Estate Winery and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and future winery in the Walla Walla AVA under the names Pambrun and Maison Bleue. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand is expected to produce primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has recently released wines under the Elton label beginning with the 2015 vintage year. In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area, purchased another 17 acres in January 2017 and through a lot line adjustment added 3 acres to the property. The Company is in the process of developing a plan for the use and development of that property as a new winery and tasting room, called Bernau Estate. In 2019 the Company plans to open a wine tasting and custom blending facility under the name Willamette Wineworks, in historic Folsom, California, and sell wine under the brand name Natoma as well as its other brands.

Vineyards

The Company owns and leases approximately 914 acres of land, of which 709 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 67% of the grapes needed to meet the winery’s current production capacity, of 524,000 gallons (220,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2018	Harvest 2017
Owned Vineyards
WVV Estate	107	60	6	-	41	313	321
Tualatin Estate Vineyard	107	49	11	-	47	209	241
Ingram Vineyard	86	62	-	-	24	72	40
Pambrun Vineyard	87	15	5	30	37	21	-
Loeza Vineyard	62	-	32	26	4		-
Louisa Vineyard	53	-	-	25	28		-
Rocks Vineyard	37	-	5	29	3		-
Bernau Estate	20	15	-	-	5	71	69
Dayton Vineyard	40	-	-	39	1	-	-
Sub-Total	599	201	59	149	190	686	671

Leased Vineyards
Peter Michael Vineyard	79	66	3	-	10	341	448
Meadowview Vineyard	49	49	-	-	-	263	386
Elton Vineyard	59	54	-	2	3	211	205
Ingram Vineyard	110	-	90	20	-		-
Bernau Estate	18	-	6	10	2	-	-
Sub-Total	315	169	99	32	15	815	1,039

Contracted Vineyards*
Various	225	225	-	-	-	485	1,712

Total	1,139	595	158	181	205	1,986	3,422

*	Contracted acreage is estimated

WVV Estate – Established in 1983, the Company’s Estate Vineyard (the “Estate Vineyard”) is located at the Winery location south of Salem, near Turner, Oregon. The Estate Vineyard uses an elaborate trellis design known as the Geneva Double Curtain. The Company has incurred the additional expense of constructing this trellis because it doubles the number of canes upon which grape clusters grow and spreads these canes for additional solar exposure and air circulation. Research and practical applications of this trellis design indicate that it should improve grape quality through smaller clusters and berries over traditional designs. The Company planted 1.5 acres in 2018. The Company does not intend to plant at WVV Estate in 2019.

Tualatin Estate Vineyard – Established in 1973 at the Tualatin Winery location near Forest Grove, Oregon, the Company’s Tualatin Estate Vineyards is one of the oldest vineyards in Oregon. It was purchased by the Company in 1997. A series of sale-leaseback transactions split the property into two additional vineyards, and the Company continues to lease and manage the Peter Michael Vineyard and Meadowview Vineyard, located adjacent to the Tualatin Vineyard. The Company replanted 2.5 acres in 2018 and does not intend to plant at Tualatin Estate Vineyard in 2019.

Ingram Estate and Elton Vineyard – In 2008 the Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings. Adjacent to the purchased land is an additional 110 leased acres, also for vineyard development. The Company believes the site is ideally situated to grow premium Pinot Noir. The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards. The Company planted 17 acres at leased Ingram in 2018 and does not intend to plant at Ingram or Elton Vineyards in 2019.

Pambrun Vineyards – In 2015, the Company purchased 42 acres in the Walla Walla AVA near the town of Milton-Freewater, Oregon. Additionally, the Company purchased an additional 45 adjoining acres in 2017. The Company believes this site is ideal to grow Cabernet Sauvignon and other Bordeaux-varietals. Wines produced from this vineyard are sold under the Pambrun label. The Company planted 4 acres in 2018 and does not intend to plant in 2019.

Loeza Vineyard – The Company purchased 62 acres near Gaston, Oregon in 2014, for vineyard plantings, and believes the site is ideally situated to grow premium Pinot Gris and Pinot Noir. The site is close to Tualatin Vineyards which allows the Company to leverage existing crews for vineyard development and operations. The Company planted 11 acres in 2018 and intends to plant 2 acres in 2019.

Louisa Vineyard – The Company purchased 53 acres in the Ribbon Ridge sub-AVA in 2016 for vineyard plantings and believes the site is suitable for growing ultra-premium Pinot Noir. The Company does not intend to plant at Louisa Vineyard in 2019.

Rocks Vineyard – The Company purchased approximately 37 acres in the new Rocks District of Milton-Freewater appellation near Milton-Freewater, Oregon in 2016. The Company planted 5 acres in 2018 and intends to plant 10 acres in 2019. Grapes from this vineyard will go to the Maison Bleue label.

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 15 acres of producing Pinot Noir. Additionally, the Company added 3 acres through a lot line adjustment to add to the parcel. The Company leases 20 adjoining acres. The Company planted 4.5 acres in 2018 and intends to plant 2.5 acres in 2019.

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016. The Company has no plans for planting this site in 2019.

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

Grape supply – In 2018, the Company’s producing acres in the Estate Vineyard yielded approximately 313 tons of grapes. Tualatin/Peter Michael/Meadowview Vineyards produced an aggregate of 813 tons of grapes in 2018. Elton and Ingram Vineyards produced 283 tons of grapes in 2018. Bernau Estate produced 71 tons of grapes in 2018. Pambrun Vineyard produced 21 tons of grapes in 2018.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2018, the Company purchased an additional 485 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to purchase properties for future vineyards.

Management believes that the grapes grown on the Company’s vineyards establish a foundation of quality through the Company’s farming practices, upon which the quality of the Company’s wines is built. Wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural conditions – Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high-quality wine grapes, particularly Pinot Noir, Pinot Gris, Chardonnay and Riesling. The Company believes that the Estate Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Estate Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Estate Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year-round spring that feeds an irrigation pond. Additionally, the Company has water rights at the Pambrun and Rocks Vineyards.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2018, the Winery produced approximately 164,590 cases (391,400 gallons) from its 2016 and 2017 harvest. The Company expects to produce approximately 154,500 cases (367,400 gallons) in 2019 from its 2017 and 2018 harvests.

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

In addition to the production capacity discussed above, the Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The capacity at the Tualatin Winery is available to the Company to meet any anticipated future production needs. In 2008, the Company replaced the roof and production floor, insulation and walls, in anticipation of using it for wine storage and future production.

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

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of terraced lawns for outdoor events. The area between the Winery and Hospitality Center form a 20,000 square foot quadrangle. As designed, a removable fabric top can cover the quadrangle, making it an all-weather outdoor facility to promote the sale of the Company’s wines through festivals and social events. Above the Company’s working Winery houses the Pinot Room and Founders’ Room, which can accommodate 40 persons and 111 persons, respectively, for public and private events.

The Company believes the Hospitality Center and surrounding areas make the Winery an attractive recreational and social destination for tourists and residents, thereby enhancing the Company’s ability to sell its wines.

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $6,816,928 at December 31, 2018. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	485	1,986	800	2018	164,590

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

Direct sales – The Company’s Estate Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). We believe the unique location along Interstate 5 has resulted in generally greater amount of wines sold at the Estate Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital and growing sales channel and an effective means of product promotion. The Estate Winery Tasting Room is open daily and offers wine tasting and education by trained personnel. The Company offers a complimentary daily tour along with by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has the largest wine club membership in Oregon and features a Members-only Club Room at the Estate Winery.

In 2014, the Company launched “Pairings,” a focused restaurant offering a wine and food pairing lunch. Led by the Winery chef, the menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” community-style wine dinners hosted regularly throughout each month.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email.

The Company also operates three additional tasting rooms; one in historic downtown McMinnville, in the heart of Oregon Wine Country, one in downtown Walla Walla, Washington and at its Tualatin Vineyard (located 30 minutes west of Portland).

The Company holds six major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving. Numerous private events, charitable and political events are also held at the Winery.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2018 and 2017, direct sales contributed approximately 39.5% and 40.0% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 3 non-domestic (export) customers. For 2018 and 2017, sales to distributors and wine brokers contributed approximately 60.5% and 60.0% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region has approximately 69% of the state’s wineries and vineyards, is home to approximately 564 wineries and was selected by Wine Enthusiast Magazine as its 2016 Wine Region of the Year. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a two-hour drive.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is approximately a 45-minute drive from Portland and less than one mile from The Enchanted Forest, an amusement park which operates from April through September each year.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2018, sales to one distributor represented approximately 21.0% of total Company revenue. In 2017, sales to one distributor represented approximately 18.2% of total Company revenue.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its estimated aggregate production capacity of 590,000 gallons (248,000 cases) per year at its Estate Vineyards and Tualatin Vineyard locations give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the estimated production capacity level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a publicly owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

In December 2017, the federal government passed comprehensive tax legislation which included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content with wines containing higher alcohol levels being taxed at $1.57 per gallon. Additionally, the legislation provides for a $1 credit per gallon for the first 30,000 gallons produced; $0.90 for the next 100,000 gallons; and then $0.535 for up to 750,000 gallons. These modifications were effective January 2018 and are effective for two years.

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

Employees

As of December 31, 2018, the Company had approximately 135 full-time employees and 90 part-time or seasonal employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the Company’s website at www.wvv.com. All websites referred to herein are inactive textual references only, meaning that the information contained in such websites is not incorporated by reference herein.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, including Grapevine Red Blotch Disease (GRBV), drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested in recent years with phylloxera. In particular, Tualatin Estate Vineyards have phylloxera. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Additionally, any future government restrictions created in connection with government attempts to combat phylloxera, GRBV or other pests or viruses may increase vineyard costs and/or reduce production.

Our operations are susceptible to changing weather patterns and other environmental factors

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

Additionally, long-term changes in weather patterns could adversely affect the Company, especially if such changes impacted the amount or quality of grapes harvested. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our operations if they were to occur.

As weather patterns evolve, the Company’s vineyards, and contracted vineyards, have become susceptible to potential smoke damage as a result of wildfires within the region. In extreme events, smoke can produce effects on grapes that make them unusable in the production of wine. The Company can not predict smoke events or their potential impact were they to occur.

We may not be able to economically insure certain risks

The Company maintains insurance policies to cover certain risks. However not all risks can be insured, or insured economically, and there may be gaps in coverage that could expose the Company to liability should an event occur. Additionally, we can not be certain that coverage levels are adequate or that all of our insurers will be financially viable if we make a claim.

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

As of December 31, 2018, the Company’s outstanding long-term debt was approximately $6.8 million but did not have any outstanding borrowings under its $2.0 million line of credit. Additionally, the Company had notes payable to private parties of approximately $1.7 million as of December 31, 2018.

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

The Willamette Valley American Viticultural Area (“AVA”) value may be eroded by out of state competition who use it inappropriately or as fanciful marketing.

Wine grape growing regions in the United States are divided into American Viticultural Areas (AVAs) by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), of the United States Department of the Treasury, based on distinguishable geographic features. The Oregon wine industry has historically embraced higher standards for wine production than those established by the federal government and other states. As a result, wines from Oregon AVA’s, and specifically the Willamette Valley AVA, have achieved recognition for their quality against other wines in their class. As a result, these wines are often sold at a higher price point than wines not produced in Oregon. Because of this recognition, out of state competitors have used Oregon AVAs on bottles and packaging claiming its use as fanciful marketing. Such use, inappropriate or otherwise, could have a dilutive effect on the prestige of Oregon AVAs and ultimately the prices that can be charged for wines from Oregon AVAs as a result of reduced competitor quality and/or pricing.

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

Loss of the “Willamette” trademark could adversely affect the Company’s distinction within the AVA

The Company has long held the trade mark “Willamette” as used within the product name. Because the name Willamette is also used as the AVA name competitors are allowed to reference the Willamette AVA, if their wine meets Oregon grape sourcing and production standards, but are precluded from using the name “Willamette” in the product name itself. This trademark has been challenged and, should the Company lose this challenge or future challenges, the Company could lose a competitive advantage within the region.

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

Increased regulation and/or taxation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could negatively affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. Additionally, many states have revised, or are revising, statutes that broaden the definition of nexus to increase tax revenue from out of state businesses.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (Public Law 115-97), which makes extensive changes to the Internal Revenue Code of 1986 (IRC), including income tax rates and provisions related to alcohol that are administered by TTB. Those changes were effective January 1, 2018 and are applicable to any wine removed or imported during calendar years 2018 and 2019. The impact of the changes on the Company was a reduction in the Federal excise taxes imposed on wines with an alcohol volume between 14-16%, which are now taxed at $1.07 per gallon compared to the prior tax rate in 2017 of $1.57. The tax law also allows for certain volume production credits that the Company may be eligible to take which further decreases the Company’s excise tax liability. If the alcohol excise tax provisions contained in the Tax Cuts and Jobs Act are not extended beyond December 31, 2019, the tax rates and credits will revert to where they were before the bill was signed into law thus increasing the Company’s excise tax liability.

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

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

We use information technologies to manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers and suppliers as well as for administrative functions and many of such technology systems are independent on one another for their functionality. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products is highly dependent on our technology systems. Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyber-attacks or other external or internal methods could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 914 acres of land, of which 599 acres is owned and 315 acres leased. Of the 914 acres of land owned or leased, 370 acres are productive vineyards, 339 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 205 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2018, the Winery produced approximately 164,590 cases (391,400 gallons) from its 2016 and 2017 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

The Company owned Tualatin Estate Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The production capacity at the Tualatin Estate Winery is not currently used but is available to the Company to meet future production needs. The storage capacity at the Tualatin Estate Winery is periodically used to store excess bulk wine. Additionally, the Company operates a small retail store and tasting room at the Tualatin Estate Winery.

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

The following table below sets forth for the quarters indicated the high and low sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Quarters ended 2018	12/31/2018	9/30/2018	6/30/2018	3/31/2018

High	$7.97	$8.55	$8.55	$8.37
Low	$6.66	$7.88	$7.85	$7.82

Quarters ended 2017	12/31/2017	9/30/2017	6/30/2017	3/31/2017

High	$8.86	$8.16	$8.16	$8.23
Low	$7.86	$7.81	$7.62	$7.35

Holders

As of March 21, 2019, the Company had approximately 2,227 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

The Company has paid a prorated annual dividend on its Preferred Stock. On December 30, 2018 the Company paid $.22 per share to Preferred Stock shareholders of record as of December 7, 2018. Shares issued by the Company after January 1, 2018 received a prorated dividend based upon their original issue date. The Company offers a program that allows Preferred Stock shareholders to use their dividends as credits for wine purchases at additional discounts. Total dividends paid, in cash and wine credits, were $1,018,915 and the payment satisfied all accrued dividend liabilities through December 31, 2018. The Company anticipates paying Preferred Stock dividends annually in December of each year.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2018.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center and growth in wine club membership. The Company had 7,508 wine club memberships for the year ended December 31, 2018, a net increase of 458 when compared to 2017. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,744 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 9,000 potential customers of the Company. The Company also has approximately 8,853 common shareholders which we believe represent an estimated 13,700 potential customers when considering joint ownership. Additionally, the Company has made significant investment in developing alternative wine brands, products, direct sales methods and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 146,300 and 134,600 cases of produced wine during the years ended December 31, 2018 and 2017, respectively, an increase of 11,700 cases, or 8.7% in the current year over the prior year. The increase in case sales was primarily the result of increased shipments to distributors in 2018 when compared to 2017.

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

At December 31, 2018, wine inventory includes approximately 102,700 cases of bottled wine and 496,200 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The winery bottled approximately 164,590 cases during the year ended December 31, 2018.

Results of Operations

2018 compared to 2017

Net income was $2,858,580 and $2,993,779, for the years ended December 31, 2018 and 2017, respectively, a decrease of $135,199, or 4.5%, for the year ended December 31, 2018 over the prior year period. The primary reason for this decrease was a higher income before taxes being more than offset an increased income tax provision.

Net income applicable to common shareholders was $1,839,665 and $2,289,730, for the years ended December 31, 2018 and 2017, respectively, a decrease of $450,065, or 19.7%, for the year ended December 31, 2018 over the prior year period. This decrease was primarily driven by lower net income in addition to an increase in preferred stock dividends in 2018 compared to 2017, mostly as a result of dividends paid in 2018 to the outstanding shares of preferred stock issued in 2017.

The Company had net sales of $23,079,739 and $20,853,527 for the years December 31, 2018 and 2017, respectively, an increase of $2,226,212 or 10.7%, for the year ended December 31, 2018 over the prior year period. The reasons for this increase include increased sales in all categories; retail sales (8.3%), in-state sales (25.6%), out-of-state sales (2.5%) and sales of bulk products (5.0%).

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2018 and 2017:

	Twelve months ended
	December 31,
	2018	2017

Retail sales	$8,818,483	$8,145,291
In-state sales	4,918,276	3,914,662
Out-of-state sales	9,201,200	8,975,313
Bulk wine/miscellaneous sales	368,046	350,640

Total revenue	23,306,005	21,385,906

Less excise taxes	(226,266)	(532,379)

Sales, net	$23,079,739	$20,853,527

Retail sales for the years ended December 31, 2018 and 2017 were $8,818,483 and $8,145,291, respectively, an increase of $673,192, or 8.3%, for the year ended December 31, 2018 over the prior year period. This increase was primarily driven by growth in most major retail categories as well as the addition of a tasting room in Walla Walla, Washington in 2018.

Bulk Wine/miscellaneous sales for the years ended December 31, 2018 and 2017 were $368,046 and $350,640, respectively, an increase of $17,406 in 2018 compared to 2017. This increase was primarily the result of normal fluctuations in production needs when compared to bulk wine supplies.

In-state sales for the years ended December 31, 2018 and 2017 were $4,918,276 and $3,914,662, respectively, an increase of $1,003,614, or 25.6%, for the year ended December 31, 2018 over the prior year period. Management believes this increase is primarily due to increased visibility of our products in the Oregon market as well as enhanced sales efforts in 2018.

Out-of-state sales for the years ended December 31, 2018 and 2017 were $9,201,200 and $8,975,313, respectively, an increase of $225,887, or 2.5%. Management believes this increase is related to increased sales and promotion efforts in 2018.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2018 and 2017 were $226,266 and $532,379, a decrease of $306,113, or 57.5%, for the year ended December 31, 2018 over the prior year period. This decrease was due primarily to increased wine sales in 2018 being more than offset by a decrease in the federal excise tax rate as a result of the Craft Beverage Modernization and Tax Reform Act passed by Congress in December 2017.

Cost of Sales was $8,298,240 and $7,971,676 for the years ended December 31, 2018 and 2017, respectively, an increase of $326,564, or 4.1%, for the year ended December 31, 2018 over the prior year period. The increase in cost of sales can be attributed mainly to higher case sales volume partially offset by lower product costs, as a result of selling vintages from higher harvest years, as well as the write off of inventory in 2017 that did not reoccur in 2018.

Gross profit was $14,781,499 and $12,881,851 for the years ended December 31, 2018 and 2017, respectively, an increase of $1,899,648, or 14.7%, for the year ended December 31, 2018 over the prior year period. This increase was generally driven by an increase in sales at a lower cost of sales percentage.

The gross margin percentage was 64.0% and 61.8% for the years ended December 31, 2018 and 2017, respectively, an increase of 3.6%, for the year ended December 31, 2018 over the prior year period. This increase in the gross profit percentage was primarily the result of an overall increase in per case margins mostly due to the release of wines from vintages produced from higher grape harvest yields, a lower federal excise tax burden due to federal tax reform, as well as the write down of obsolete inventory that occurred in 2017 but did not reoccur in 2018.

Selling, general and administrative expenses were $10,598,784 and $9,245,807 for the years ended December 31, 2018 and 2017, respectively, an increase of $1,352,977, or 14.6%, for the year ended December 31, 2018 over the prior year period. This increase was mainly the result of both increased staffing and other selling expenses, the addition of a new tasting room in Walla Walla, Washington in 2018 and increased general and administrative costs associated with efforts to increase sales and accommodate and develop retail growth and new operations.

Income from operations was $4,182,715 and $3,636,044 for the years ended December 31, 2018 and 2017, respectively, an increase of $546,671, or 15.0%, for the year ended December 31, 3018 over the prior year period. The primary reason for this increase was increased gross profit partially offset by increased selling expenses and administrative expense.

Interest income was $26,591 and $25,257 for the years ended December 31, 2018 and 2017, respectively, an increase of $1,334 or 5.3%. The increase in interest income was not due to a single factor. Interest expense was $457,689 and $473,608 for the years ended December 31, 2018 and 2017, respectively, a decrease of $15,919, or 3.4%, for the year ended December 31, 2018 over the prior year period. The decrease in interest expense was mainly due to the decrease in loan balances.

Other income, net, was $187,969 and $258,812 for the years ended December 31, 2018 and 2017, respectively, a decrease of $70,843, or 27.4%, for the year ended December 31, 2018 over the prior year period. The decrease in other income in 2018 compared to 2017 was primarily the result of a decrease in revenue recognized from the amortization of a distribution agreement due to that agreement completing the amortization period during 2018.

Provision for income taxes was $1,081,006 and $452,726 for the years ended December 31, 2018 and 2017, respectively, an increase of $628,280, or 138.8%, for the year ended December 31, 2018 over the prior year period. This increase in income taxes in 2018 compared to 2017 were primarily the result of higher income from operations in 2018 as well as a reduced income tax provision in 2017 that resulted from the implementation effects of the “Tax Cuts and Jobs Act” by the U.S. government in December 2017, that did not reoccur in 2018. The Company’s effective tax rate was 27.4% and 13.1% in the years ended December 31, 2018 and December 31, 2017, respectively. The change in effective tax rate was primarily the result of the implementation of the “Tax Cuts and Jobs Act” in 2017 causing that year’s rate to be lower due to changes in the calculation of tax liabilities as of December 31, 2017.

Income per common share after preferred dividends was $0.37 and $0.46 for the years ended December 31, 2018 and 2017, respectively, a decrease of $0.09, or 19.6%, for the year ended December 31, 2018 over the prior year period. The primary reason for this decrease is a decrease in net income in 2018 compared to 2017.

The Company had cash balances of $9,737,467, at December 31, 2018, and $13,776,257 at December 31, 2017. The Company had no outstanding line of credit balance at December 31, 2018 or 2017.

EBITDA

In 2018, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 11.5% to $6,063,147 from $5,439,591 in 2017, primarily as a result of a decrease in net income more than offset by an increase in depreciation and income tax expense.

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

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2018	2017
Net Income	$2,858,580	$2,993,779
Depreciation and amortization expense	1,692,463	1,544,735
Interest Expense	457,689	473,608
Interest Income	(26,591)	(25,257)
Income tax expense	1,081,006	452,726
EBITDA	$6,063,147	$5,439,591

Sales

Wine case sales for the years ended December 31, 2018 and 2017 and ending inventory amounts for the year ended December 31, 2018, are shown on the following table, as well as planned production quantities for the year ending December 31, 2019:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2018	2017	December 31, 2018	(Cases) 2019

Pinot Noir/Estate	13,100	13,100	15,500	14,500
Pinot Noir/Barrel Select	13,100	9,800	2,100	15,000
Pinot Noir/Founders Reserve	4,900	5,200	4,800	8,000
Pinot Noir/Special Designates	4,800	5,300	11,400	5,800
Pinot Noir/Whole Cluster	38,100	39,300	12,000	33,100
Pinot Gris	27,000	23,800	18,300	25,000
Riesling	21,000	19,700	11,300	22,500
Chardonnay	2,700	2,300	5,800	5,400
Table Wine	16,000	11,400	6,100	19,800
Other	5,600	4,700	15,400	5,400

Total	146,300	134,600	102,700	154,500

Approximately 51% of the Company’s case sales during 2018 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 19% and 14% of case sales each, respectively. The Company sold approximately 146,300 and 134,600 cases of Company-produced wine during the years ended December 31, 2018 and 2017, respectively. This represents an increase of approximately 11,700 cases, or 8.7% in 2018 compared to 2017. This increase in case sales in 2018 compared to 2017 was primarily the result of increased shipments through distributors.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 39.4%, 21.1% and 39.5%, of net sales for the year ended December 31, 2018, respectively. This compares to 39.7%, 18.3% and 42.0%of net sales for the year ended December 31, 2017, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had approximately 102,700 cases of bottled wine on-hand at the end of 2018. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 154,500 cases of wine in 2019 and that sufficient stock is on hand to meet current demand levels until the 2019 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2018, approximately 164,590 cases were produced, and Management anticipates bottling approximately 154,500 cases in 2019. The Winery has capacity to store and process about 220,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2018, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. The facility is maintained in good condition and is occasionally used by other local wineries. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2018 and 2017 vintages, the Company grew approximately 60% and 50% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2018 and 2017, 32% and 45% of grapes harvested were purchased under short-term contracts, and 8% and 5% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $191,189 and $1,126,326 worth of grapes from long-term contracts during the years ended December 31, 2018 and 2017, respectively. The Company received $1,256,444 and $2,047,616 worth of grapes from short-term contracts during the years ended December 31, 2018 and 2017, respectively. The decrease in grape purchases contracts in 2018 compared to 2017 was primarily the result of purchases made to increase the base stock of bulk wine in 2017 that did not recur in 2018. Total grapes payable was $1,019,129 and $1,455,569 as of December 31, 2018 and 2017, respectively. Grapes payable includes $96,910 and $205,475 of grapes payable from long-term contracts as of December 31, 2018 and 2017, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 158 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 181 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 15 acres and 25 acres in the years 2019 and 2020, which we anticipate will begin producing grapes in years 2023 and 2024, respectively. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2018.

Wine Enthusiast awarded the Company’s 2017 Whole Cluster Pinot Noir with 91 points and Editors’ Choice, the 2016 Estate Pinot Noir with 90 points and the 2017 Whole Cluster Rosé of Pinot Noir with 90 points and Editors’ choice. They also rated the Company’s 2016 Tualatin Estate Chardonnay with 91 points and Editors’ Choice, the 2016 Elton Chardonnay with 90 points, the Elton 2016 Florine Pinot Noir with 92 points, the 2016 O’Brien Pinot Noir with 91 points, the 2016 Bernau Block Pinot Noir with 90 points and the 2016 Hannah Pinot Noir with 90 points.

Wine Enthusiast included the Company in an article highlighting the increase of sparkling wines being produced in Oregon and the Company’s plans for the Bernau Estate, which is intended to be dedicated to biodynamic farming and méthode champenoise sparkling wines.

Robert Parker’s Wine Advocate awarded the Company’s 2016 Estate Chardonnay with a score of 93 points, the 2016 Estate Pinot Noir with 92 points, the 2015 Méthode Champenoise Brut with 92 points, the 2016 Vintage 43 Pinot Noir with 91+ points and the Tualatin Estate Pinot Noir with 90 points.

Wine & Spirits Magazine rated the Company’s 2016 O’Brien Pinot Noir with 91 points, the 2016 Tualatin Estate Chardonnay with 92 points, the 2016 Founder’s Reserve Pinot Noir with 92 points and the 2016 Bernau Block Chardonnay with 90 points. They also named the Company’s 2016 Estate Chardonnay a “Best Buy” and among the “Year’s Best US Chardonnay.”

James Suckling awarded the Company’s 2016 O’Brien Pinot Noir with 93 points, the 2016 Bernau Block Pinot Noir with 93 points, the 2016 Elton Self-Rooted Pinot Noir with 94 points, the 2016 Elton Florine Pinot Noir with 94 points and the 2016 Elton Chardonnay with 93 points.

The Company was selected as a 2017 Impact Hot Prospect Brand by M. Shanken Communications, Inc., the parent company of Wine Spectator. The criteria for this prestigious award are depletions between 50,000 and 200,000 cases in 2017 and at least 15% growth in 2017 and consistent growth in 2016 and 2015.

The Company’s 2016 Estate Pinot earned a Gold Medal and 91 points at the San Francisco International Wine Competition.

The Company’s 2015 Méthode Champenoise Brut won a Gold Medal, “Best of Class” Sparkling Wine and was awarded 92 points at the American Wine Society Wine Competition.

Sip Northwest Magazine awarded the Company’s 2015 Méthode Champenoise Brut with a Double Gold and Best of the Northwest.

Tastings awarded the Company’s 2015 Tualatin Estate Pinot Noir with 94 points, the 2015 Elton Pinot Noir with 91 points and the 2015 Méthode Champenoise Brut with 91 points.

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

The Company was named “Best Winery” in Willamette Week’s “Best of Portland Readers’ Poll.”

The Company won “Gold” in the following categories for the 2018 Best of the Mid-Valley Awards based on community votes: Best Winery, Best Place to Buy Wine, Best Date Night, Best Local Chef and Best Place to Take Out of Town Guests.

The Company’s Whole Cluster Pinot Noir was highlighted in a Forbes article titled, “Why it’s Time to Try Oregon Pinot Noir Now” and Forbes also featured the Company’s Elton and Tualatin Estate Vineyards in another article about the Willamette Valley.

The Company was named one of the best picks of the Willamette Valley by Gerry Frank in The Oregonian.

The Company’s progress on Willamette Wineworks, located in the new Roundhouse building in the revitalized Historic Folsom Station of Folsom, California, was highlighted in two articles in The Folsom Telegraph.

The Company’s McMinnville Tasting Room was mentioned in the LA Times article “Detours worth taking on your next road trip” and in the United Kingdom’s The Telegraph.

Oregon Business Magazine named the Company a 100 Best Fan-Favorite Destination, based on the amount of positive reviews the Company received on TripAdvisor, Yelp and Google.

The Company’s Consulting Winemaker and Founder of the Company’s Tualatin Estate Vineyard, Bill Fuller, was featured in the cover story of Oregon Wine Press titled “Pioneering the Willamette Valley.”

Vacay Network, a Canadian travel website, featured the Company’s Estate Tasting Room in the article titled, “6 Wineries to Sip and Savor in Oregon.”

Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2018, the Company had a working capital balance of $23.2 million and a current ratio of 5.31:1. The Company had cash balances of $9,737,467, at December 31, 2018.

Total cash provided from operating activities for the year ended December 31, 2018 was $2,302,113, which resulted primarily from cash provided by net income combined with increased non-cash operating expenses, such as depreciation, being partially offset by cash used in connection with increased inventory, increased accounts receivable and decreased grapes payable.

Total cash used in investing activities for the year ended December 31, 2018 was $5,261,865, which was primarily due to cash used to acquire property and equipment and to develop vineyards on the Company’s properties.

Total cash used in financing activities for the years ended December 31, 2018 was $1,079,038, which primarily resulted from cash received in connection with the issuance of Preferred Stock being more than offset by the repayment of debt and payment of a preferred stock dividend.

At December 31, 2018, the Company had no outstanding borrowings under its $2,000,000 line of credit. The current line of credit loan agreement with Umpqua Bank is due to expire in July 2019.

As of December 31, 2018, the Company had a long-term debt balance of $6,816,928 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development. Additionally, the Company had a long-term debt balance of $23,906 owed to Toyota Credit Corporation for the purchase of a vehicle.

As of December 31, 2018, the Company had an installment note payable of $137,667, due on March 15, 2019, associated with the purchase of 45 acres of farmland in the Walla Walla AVA.

As of December 31, 2018, the Company had a callable installment note payable of $1,547,514, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2018 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$6,840,834	$417,293	$888,416	$969,386	$4,565,739
Notes payable	1,685,181	216,708	172,931	194,806	1,100,736
Grape payables	1,019,129	1,019,129	-	-	-
Operating leases	4,939,501	500,740	1,016,974	814,480	2,607,307

Total contractual obligations	$14,484,645	$2,153,870	$2,078,321	$1,978,672	$8,273,782

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2018 or 2017.

Off Balance Sheet Arrangements

At December 31, 2018 and 2017, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of income, shareholders’ equity, and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon
March 21, 2019

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,737,467	$13,776,257
Accounts receivable, net (Note 2)	2,352,890	1,760,039
Inventories (Note 3)	16,247,109	14,793,594
Prepaid expenses and other current assets	219,800	108,102
Income tax receivable	77,063	-
Total current assets	28,634,329	30,437,992

Other assets	34,836	49,153
Vineyard development costs, net	7,028,920	6,006,250
Property and equipment, net (Note 4)	25,784,451	23,201,876

TOTAL ASSETS	$61,482,536	$59,695,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$844,820	$993,598
Accrued expenses	911,129	871,427
Investor deposits for preferred stock	-	430,305
Current portion of note payable	1,685,181	1,759,652
Current portion of long-term debt	417,293	397,251
Income taxes payable	-	125,297
Current portion of deferred revenue-distribution agreement	-	95,220
Unearned revenue	517,710	306,564
Grapes payable	1,019,129	1,455,569
Total current liabilities	5,395,262	6,434,883

Note payable, net of current portion	-	137,667
Long-term debt, net of current portion and debt issuance costs	6,251,316	6,655,384
Deferred rent liability	50,480	82,024
Deferred gain	24,983	57,077
Deferred income taxes	2,200,227	1,587,227
Total liabilities	13,922,268	14,954,262

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 4,662,768 shares issued and outstanding, liquidation preference $19,350,487, at December 31, 2018 and 4,427,991 shares issued and outstanding, liquidation preference $18,375,831, at December 31, 2017, respectively.	18,319,102	17,339,508
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	8,512,489	8,512,489
Retained earnings	20,728,677	18,889,012
Total shareholders’ equity	47,560,268	44,741,009

LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,482,536	$59,695,271

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2018	2017

SALES, NET	$23,079,739	$20,853,527
COST OF SALES	8,298,240	7,971,676

GROSS PROFIT	14,781,499	12,881,851

OPERATING EXPENSES:
Sales and marketing	6,701,837	5,912,977
General and administrative	3,896,947	3,332,830
Total operating expenses	10,598,784	9,245,807

INCOME FROM OPERATIONS	4,182,715	3,636,044

OTHER INCOME (EXPENSE)
Interest income	26,591	25,257
Interest expense	(457,689)	(473,608)
Other income, net	187,969	258,812

INCOME BEFORE INCOME TAXES	3,939,586	3,446,505

INCOME TAX PROVISION	(1,081,006)	(452,726)

NET INCOME	2,858,580	2,993,779

Preferred stock dividends	(1,018,915)	(704,049)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,839,665	$2,289,730

Basic income per common share after preferred dividends	$0.37	$0.46

Weighted average number of basic common shares outstanding	4,964,529	4,985,219

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2016	2,396,954	$9,061,307	5,016,685	$8,971,575	$16,599,282	$34,632,164

Issuance of preferred stock, net	2,030,957	8,278,201	-	-	-	8,278,201

Preferred stock dividends declared	-	-	-	-	(704,049)	(704,049)

Stock issued and options exercised	-	-	7,000	21,630	-	21,630

Stock repurchased	-	-	(59,156)	(480,716)	-	(480,716)

Net income	-	-	-	-	2,993,779	2,993,779

Balance at December 31, 2017	4,427,911	17,339,508	4,964,529	8,512,489	18,889,012	44,741,009

Issuance of preferred stock, net	234,857	979,594	-	-	-	979,594

Preferred stock dividends declared	-	-	-	-	(1,018,915)	(1,018,915)

Net income	-	-	-	-	2,858,580	2,858,580

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,858,580	$2,993,779
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,692,463	1,544,735
(Gain)/loss on disposition of property & equipment	805	(3,269)
Non-cash loss from other assets	14,317	10,033
Loan fee amortization	13,248	11,028
Deferred rent liability	(31,544)	(31,543)
Deferred income taxes	613,000	(343,773)
Deferred gain	(32,094)	(32,095)
Change in operating assets and liabilities:
Accounts receivable, net	(592,851)	111,411
Inventories	(1,453,515)	(2,822,938)
Prepaid expenses and other current assets	(111,698)	291,638
Income tax receivable	(77,063)	-
Income taxes payable	(125,297)	(264,501)
Unearned revenue	211,146	92,952
Deferred revenue-distribution agreement	(95,220)	(142,860)
Grapes payable	(436,440)	761,903
Accounts payable	(185,426)	468,405
Accrued expenses	39,702	(123,978)
Net cash from operating activities	2,302,113	2,520,927

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development	(1,215,704)	(1,186,046)
Additions to property and equipment	(4,046,161)	(2,782,366)
Proceeds from sale of property and equipment	-	53,000
Net cash from investing activities	(5,261,865)	(3,915,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	2,672,659
Proceeds from investor deposits held as liability	(430,305)	430,305
Payment on installment note for property purchase	(212,138)	(298,431)
Payments on long-term debt	(397,274)	(455,208)
Issuance of preferred stock, net	979,594	8,278,201
Payment of preferred stock dividend	(1,018,915)	(704,049)
Proceeds from stock options exercised	-	21,630
Repurchase of common stock	-	(480,716)
Net cash from financing activities	(1,079,038)	9,464,391

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,038,790)	8,069,906

CASH AND CASH EQUIVALENTS, beginning of year	13,776,257	5,706,351

CASH AND CASH EQUIVALENTS, end of year	$9,737,467	$13,776,257

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property with notes payable	-	1,950,333
Purchases of property and equipment and vineyard development costs included in accounts payable	136,544	120,004
	$136,544	$2,070,337
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$454,902	$428,194
Income tax paid	$670,000	$1,061,000

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

Cash and cash equivalents are maintained at five financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

In 2018, sales to one distributor represented approximately 21.0% of total Company revenue. In 2017, sales to one distributor represented approximately 18.2% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $2,352,890 and $1,760,039 as of December 31, 2018 and 2017 exclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,447,545 and $1,287,682 at December 31, 2018 and 2017, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2018 and 2017, approximately $159,863 and $101,860, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2018 and 2017.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2018 and 2017, the Company has no distribution agreement receivable with the final payment having been made in 2014. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight-line basis over the seven-year life of the agreement. For the years ended December 31, 2018 and 2017, the Company has recognized revenue related to this agreement in the amount of $95,220 and $142,860, respectively, recorded to other income. As of December 31, 2018 this distribution agreement has been fully amortized.

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

The Company had no unrecognized tax benefits as of December 31, 2018 or 2017. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2018 and 2017 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California, South Carolina and Connecticut. The Company may be subject to examination by the IRS for tax years 2015 through 2018. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2014 through 2018. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Deferred rent liability – The Company leases land under a sale-leaseback agreement. The long-term operating lease has minimum lease payments that escalate every year. For accounting purposes, rent expense is recognized on the straight-line basis by dividing the total minimum rents due during the lease by the number of months in the lease. In the early years of a lease with escalation clauses, this treatment results in rental expense recognition in excess of rents paid, and the creation of a long-term deferred rent liability. As the lease matures, the deferred rent liability will decrease, and the rental expense recognized will be less than the rents actually paid. For the years ended December 31, 2018 and 2017, rent costs paid in excess of amounts recognized totaled $31,543 and $31,543, respectively.

Revenue recognition – The Company recognizes revenue once its performance obligation to the customer is completed and control of the product or service is transferred to the customer. Revenue reflects the total amount the Company receives, or expects to receive, from the customer and includes shipping costs that are billed and included in the consideration. Excise taxes that are accrued and paid, as a result of transaction, are accounted for as an offset to sales in the net sales calculation. The Company’s contractual obligations to customers generally have a single point of obligation and are short term in nature.

Distributor Sales Segment – Wholesale wine sales are through distributors and the Company recognizes revenue when the product is shipped, and title passes to the distributor. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required.

The Company has price incentive programs with its distributors to encourage product placement and depletions. The Company estimates the depletion liability and accrues it as a reduction to revenue in the same period the revenue is recognized. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability and any differences between the accrued liability and the actual depletion incentive are recognized when the payment is made. For the years ended December 31, 2018 and 2017, the Company recorded incentive program expenses of $970,462 and $799,942, respectively, as a reduction in sales on the income statement. As of December 31, 2018, and 2017, the Company has recorded an incentive program liability in the amount of $41,015 and $49,075, respectively, which is included in accrued expenses on the balance sheet.

Direct Sales Segment – The Company sells wine directly to customers through its tasting rooms, web site and wine club. Additionally, the Company sells merchandise, food and hospitality related services through its tasting rooms.

Tasting room and web site sales are paid for and recognized as revenue at the point of sale. Hospitality sales, that are paid in advance of the event, are accrued as unearned revenue and are subsequently recognized as revenue in the period of the event. Wine club sales are made under an agreement with the customer which specifies the quantity and timing of the wine club shipment. Wine club charges are billed to the customer’s credit card, at the time of shipment, and revenue is then recognized.

The Company periodically sells bulk wine or grapes that either do not meet the Company’s quality standards or are in excess of production requirements. These sales are recognized when ownership transfers to the buyer which occurs at the point of shipment.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2018 and 2017, advertising costs incurred were approximately $212,984 and $136,935 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2018 and 2017, these costs, which are included in selling, general and administrative expenses, totaled approximately $101,638 and $116,816, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2018 and 2017, such costs totaled approximately $530,223 and $502,018, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2018 and 2017, excise taxes incurred were approximately $226,265 and $532,379 respectively.

Income per common share after preferred dividends – Income per share is computed based on the weighted-average number of common shares outstanding each year.

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

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied, generally, this occurs when the product is shipped, and title passes to the customer. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2018, and December 31, 2017, the Company has recorded deferred revenue in the amount of $224,848 and $103,246, respectively, which is included in unearned revenue on the balance sheet.

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the year ended December 31, 2018 and 2017, the Company recorded incentive program expenses of $970,462 and $799,942, respectively, as a reduction in sales on the Statement of Income. As of December 31, 2018, and 2017, the Company has recorded an incentive program liability in the amount of $41,015 and $49,075, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320) (“ASU 2016-15”), which clarifies the presentation of certain cash receipts and cash payment in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact to the Company’s financial statements.

Recently issued accounting standards (not yet adopted) - In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company has evaluated the impact of the pending adoption of this new standard on its financial statements and has determined right-of-use assets to be approximately $5.0 million as of December 31, 2018 of which approximately $4.8 million, or 96.0%, represent the lease of vineyard property. The Company will recognize these right-of-use assets, and their respective liabilities, and amortize them prospectively beginning in first quarter 2019. The Company believes implementing this standard will have a material impact on its Balance Sheet but a minimal direct impact on its Statement of Income. Because 96.0% of the Company’s leases are for vineyard land, lease costs are recognized either as part of capitalized vineyard development costs or inventory valuation depending on the productive or pre-productive nature of the vineyard. Therefore, most changes to lease expenses as a result of this standard will flow through inventory and ultimately become part of cost of sales.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $7,098 and $3,977 at December 31, 2018 and 2017, respectively. Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2018	2017

Balance at Beginning of Period	$3,977	$15,921
Charged to costs and expenses	4,618	-
Charged to other accounts	-	-
Write-offs, net of recoveries	(1,497)	(11,944)

Balance at End of Period	$7,098	$3,977

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2018	2017

Winemaking and packaging materials	$736,902	$849,825
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	8,527,814	8,126,838
Finished goods (bottled wine and related products)	6,982,393	5,816,931

Current inventories	$16,247,109	$14,793,594

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2018	2017

Construction in progress	$1,747,047	$1,036,615
Land, improvements and other buildings	11,135,596	10,197,388
Winery buildings and hospitality center	15,993,490	15,055,935
Equipment	12,750,152	11,221,964

	41,626,285	37,511,902

Less accumulated depreciation	(15,841,834)	(14,310,026)

	$25,784,451	$23,201,876

Depreciation expense was $1,532,600 and $1,442,875 during the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In June of 2018, the Company renewed the credit agreement until July 31, 2019. The interest rate was 4.00% at December 31, 2018 and 2017. At December 31, 2018 and 2017 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2018, the Company was in compliance with these financial covenants.

NOTE 6 – NOTES PAYABLE

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of December 31, 2018, the Company had a balance of $137,667 due on this note. No interest accrues under the terms of this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2018, the Company had a balance of $1,547,514 due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2018	2017

Northwest Farm Credit Services Loan #4	1,483,733	1,597,002
Northwest Farm Credit Services Loan #5	5,333,195	5,605,725
Toyota Credit Corporation	23,906	35,381
	6,840,834	7,238,108
Debt issuance costs	(172,225)	(185,473)
Current portion of long-term debt	(417,293)	(397,251)

	$6,251,316	$6,655,384

The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,816,928 and $7,202,727 as of December 31, 2018 and 2017, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2018, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $23,906 and $35,381 as of December 31, 2018 and 2017, respectively. The purpose of this loan was to purchase a vehicle.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2019	417,293
2020	438,377
2021	450,039
2022	472,418
2023	496,968
Thereafter	4,565,739

$6,840,834

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2018 and 2017 was 5.09% and 5.09% respectively.

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

The Company is authorized to issue 10,000,000 shares of preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2018, the Company declared a dividend on its Series A Redeemable Preferred stock payable to shareholders of record at the close of business on December 7, 2018 and paid the dividend on December 31, 2018. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted.

The following table presents information on stock options outstanding for the periods shown:

	2018		2017
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	-	$-	7,000	$3.09
Granted	-	-	-	-
Exercised	-	-	(7,000)	3.09
Forfeited	-	-	-	-

Outstanding at end of period	-	$-	-	$-

The following table presents information on stock options outstanding for the periods shown:

	2018	2017

Intrinsic value of options exercised in the period	$-	$33,440
Stock options fully vested and expected to vest	-	-
Weighted average exercise price	$-	$-
Aggregate intrinsic value	$-	$-
Weighted average contractual term of options	-	-
Stock options vested and currently exercisable	-	-
Weighted average exercise price	$-	$-
Aggregate intrinsic value	$-	$-
Weighted average contractual term of options	-	-

There were no options outstanding and exercisable at December 31, 2018 and 2017.

No stock compensation expense was recognized for the years ended December 31, 2018 and 2017. As of December 31, 2018, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, which included reducing the U.S. federal corporate tax rate from 34 percent to 21 percent in tax years beginning after December 31, 2017.

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2018	2017

Current tax expense:
Federal	$292,951	$520,984
State	175,055	192,515

	468,006	713,499

Deferred tax expense (benefit):
Federal	478,106	(227,632)
State	134,894	(33,141)

	613,000	(260,773)

Total	$1,081,006	$452,726

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017

Federal statutory rate	21.00%	34.00%
State taxes, net of federal benefit	5.93%	4.95%
Permanent differences	0.46%	-1.69%
Tax credits	0.00%	0.00%
Prior year adjustments	0.12%	-2.16%
Changes in tax rates and other	-0.07%	-21.97%

	27.44%	13.13%

Permanent differences for the periods consist primarily of changes in tax treatment of meals and entertainment as well as political contributions. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2018	2017

Deferred gain on sale-leaseback	6,727	15,368
Other	48,263	35,469
Prepaids	(40,692)	(27,909)
Depreciation	(1,989,100)	(1,487,036)
Inventory	(225,425)	(123,119)
Net noncurrent deferred tax liability	(2,200,227)	(1,587,227)

Valuation allowance	-	-
Net deferred tax liability	$(2,200,227)	$(1,587,227)

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

Operating leases – Vineyard - In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The gain of approximately $500,000 is being amortized over the life of the lease. This property is referred to as the Peter Michael Vineyard and includes approximately 66 acres of producing vineyards.

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. Approximately $99,000 of the total gain of $176,000 has been deferred and is being amortized over the life of the lease. This property is referred to as the Meadowview Vineyard, and includes approximately 49 acres of producing vineyards.

The amortization of the deferred gain totals approximately $25,000 per year for the 1999 sale-leaseback agreement and $7,000 for the 2004 sale-leaseback agreement and is recorded as an offset to the related lease expense in selling, general and administrative expenses.

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum. In 2017 the Company exercised its option to renew the lease until December 31, 2022.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres are being developed into vineyards. Terms of this agreement contain rent increases, that rises as the vineyard is developed, and contains an escalation provision of CPI plus .5% per year capped at 4%. This property is referred to as part of Ingram Vineyard.

In March 2017, the Company entered into a 25-year lease for approximately 18 acres of agricultural land in Dundee, Oregon. These acres are being developed into vineyards. This lease contains an annual payment that remains constant throughout the term of the lease. This property is referred to as part of Bernau Estate Vineyard.

Operating Leases – Non-Vineyard - In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. The lease contains an escalation provision with a cap at 3% per year.

In January 2018, the Company assumed a lease, with four remaining years, for its Maison Bleue tasting room in Walla Walla, Washington. The lease contains fixed payments that increase over the term of the agreement.

As of December 31, 2018, future minimum lease payments are as follows for the years ending December 31:

2019	500,740
2020	509,576
2021	507,398
2022	486,595
2023	327,885
Thereafter	2,607,307

Total	$4,939,501

The Company is also committed to lease payments for various pieces of office equipment and temporary property rentals. Total rental expense for these operating leases amounted to $14,422 and $12,866 in 2018 and 2017, respectively. In addition, payments for the leased vineyards have been included in inventory or vineyard developments costs and aggregate approximately $404,920 and $379,230 for the years ended December 31, 2018 and 2017, respectively.

Grape Purchases – The Company has entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers. This contract amended and extended three separate contracts and purchases fruit through the 2023 harvest year. With this agreement the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2018 and 2017 there were $105,258 and $74,651 contributions made by the Company to the 401(k) plan, respectively.

NOTE 14 – SALE OF PREFERRED STOCK

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve-month periods ending December 31, 2018 and 2017. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2018	2017	2018	2017	2018	2017

Sales, net	$9,115,074	$8,340,366	$13,964,665	$12,513,161	$23,079,739	$20,853,527
Cost of Sales	2,430,148	2,237,599	5,868,092	5,734,077	8,298,240	7,971,676
Gross Margin	6,684,926	6,102,767	8,096,573	6,779,084	14,781,499	12,881,851
Selling Expenses	4,255,324	3,854,772	2,134,665	1,805,840	6,389,989	5,660,612
Contribution Margin	$2,429,602	$2,247,995	$5,961,908	$4,973,244	$8,391,510	$7,221,239
Percent of Sales	39.5%	40.0%	60.5%	60.0%	100.0%	100.0%

Direct sales include $368,046 and $350,640 of bulk wine and grape sales in the years ended December 31, 2018 and 2017, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 39.5% and 40.0% of total net revenue for 2018 and 2017, respectively.

Net sales through distributors represented approximately 60.5% and 60.0% of total net revenue for 2018 and 2017, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. The Company has not identified any material subsequent events.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate adoption on that date. We do not expect any further significant changes to our internal control over financial reporting due to the adoption of the new standard.

There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that our certifying officers concluded materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board, CEO President and Director	65	I	2020
Craig Smith (2)(3)(4)	Secretary and Director	72	II	2021
Richard F. Goward Jr.	Chief Financial Officer	63	NA	NA
James L. Ellis (3)	Director	74	III	2019
Sean M. Cary (2)	Director	45	I	2020
Christopher L. Sarles (1)(4)	Director	54	I	2020
Stan G. Turel (1)(2)(3)(4)	Director	70	II	2021
Heather Westing (1)(4)	Director	60	III	2019

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

(4)	Member of the Capital Development Committee

All directors hold office until the end of their term’s respective annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. The Board is divided into three groups (I, II, and III). Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected.

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

Heather Westing – Ms. Westing has served as a director since March 2016. Ms. Westing owns several real estate developments, restaurant and financial companies in Oregon. She is the former owner of The Subway Group – franchisor agency for over 350 Subway Restaurants and served on Subway’s Worldwide Advisory Board. Ms. Westing is an active member in the Oregon Venture Fund, and oversees the Westing Family Foundation. Previously, Ms. Westing owned an advertising and marketing agency, with offices in Eugene, Portland and Bend. She has also owned and operated a 50-acre farm of filberts, grass seed and Christmas trees. She served on Umpqua Bank’s Regional Board of Advisory and The Oregon Bach Festival’s Board of Directors. She is a Lifetime Alumni of University of Oregon, where she studied finance and real estate. Ms. Westing’s qualifications to serve on the Company’s Board of Directors include her extensive business experience and expertise in marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2018 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of one Form 4 filing for James Bernau that was filed late and one Form 4 filing for Heather Westing that was filed late.

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

Willamette Valley Vineyards, Inc.
Attention: Corporate Secretary
8800 Enchanted Way SE
Turner, OR 97392

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Craig Smith, Sean Cary and Stan G. Turel. All members of the Audit Committee are independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect. Sean Cary serves as chair of the committee.

Audit Committee Financial Expert

Craig Smith serves as the Audit Committee’s “financial expert” as defined in applicable SEC rules and NASDAQ listing standards. Mr. Smith is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer Richard F. Goward Jr. for the fiscal years ended December 31, 2018 and December 31, 2017. No other executive officer of the Company other than Mr. Bernau and Mr. Goward received total compensation in 2018 in excess of $100,000, and thus disclosure is not required for any other person. Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2018	$265,441	$265,441	$-	$-	$-	$-	$48,675	$579,557
President, Chief Executive	2017	$259,564	$214,738	$-	$-	$-	$-	$46,833	$521,135
Goward, Richard F. Jr
Chief Financial Officer	2018	$128,944	$15,315	$-	$-	$-	$-	$6,320	$150,579
Chief Financial Officer	2017	$126,090	$15,000	$-	$-	$-	$-	$6,183	$147,273

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2018 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed his current year base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Goward Employment Agreement – The Company and Mr. Goward are parties to an employment agreement dated April 16, 2013 as amended on July 15, 2015. Under the agreement Mr. Goward is paid an annual salary of $131,078 and is reviewed annually for potential meritorious awards. Additionally, Mr. Goward receives the equivalent of a board stipend for board meetings outside of the normal working schedule. Mr. Goward also participates in the employer sponsored 401(k) plan.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2018:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

James L. Ellis	$13,000	-	-	-	-	$360	$13,360
Sean M. Cary	4,900	-	-	-	-	-	4,900
Christopher L. Sarles	4,000	-	-	-	-	-	4,000
Craig Smith	3,850	-	-	-	-	-	3,850
Stan G. Turel	4,500	-	-	-	-	-	4,500
Heather Westing	4,100	-	-	-	-	-	4,100
Betty O’Brien*	3,900	-	-	-	-	-	3,900

*	Retired from the Board of Directors on July 15, 2018

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level. The members of the Board received cash compensation for their service on the Board in 2018 and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 21, 2019, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned (1)

James W. Bernau, President/CEO, Chair of the Board	432,926		8.7%

Richard F. Goward Jr., CFO	620		**

James L. Ellis, Director	19,865		**

Christopher L. Sarles, Director	-		**

Sean M. Cary, Director	5,200		**

Stan G. Turel, Director	14,192		**

Craig Smith, Director	1,500		**

Heather Westing, Director	4,700		**

Christopher Riccardi	385,485	(2)	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	479,003		9.6%

**	Less than one percent

(1)
The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 21, 2019. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015

(3)
Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Company entered into a long-term lease for Elton vineyards which consists of 54 acres of mature grapevines, of which approximately 42 acres are Pinot Noir. The agreement was for an initial 10-year lease with the option to renew for four successive terms of five years each, plus a first right of refusal on the property’s sale. Betty O’ Brien, a member of the Board through the annual meeting in 2018, is the owner of the lessor, Elton Vineyards, LLC. As such, she is therefore entitled to the net income of Elton Vineyards, LLC. In 2018, the Company paid Elton Vineyards, LLC $135,749 in lease payments and utility reimbursements.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, and principal shareholders will be approved by a disinterested majority of the members of the Board and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. After reviewing the relationship between the Company and Elton Vineyards, LLC, in each of the last three years, the Board has determined that Ms. O’Brien was “independent” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market (“NASDAQ”).

Except for payments to Elton Vineyards, LLC described above, during 2018 the Company did not participate in any transactions with related persons that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2018	2017

Audit fees (1)	$167,000	$141,000
Tax fees (2)	71,500	38,940
All other fees (3)	-	-

	$238,500	$179,940

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning

(3)	All other fees represent limited engagement activity.

The Company did not incur any audit related fees in either 2018 or 2017.

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
101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*	Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.
(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 21, 2019
James W. Bernau	President
(Principal Executive Officer)

/s/ Richard F. Goward Jr.	Chief Financial Officer	March 21, 2019
Richard F. Goward Jr.	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 21, 2019
James L. Ellis

/s/ Christopher L. Sarles	Director	March 21, 2019
Christopher L. Sarles

/s/ Craig Smith	Director	March 21, 2019
Craig Smith

/s/ Stan G. Turel	Director	March 21, 2019
Stan G. Turel

/s/ Sean M. Cary	Director	March 21, 2019
Sean M. Cary

/s/ Heather Westing	Director	March 21, 2019
Heather Westing