Form 10-Q
period 2019-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2019-05-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging growth company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ YES ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	WVVI	NASDAQ Capital Market
Series A Redeemable Preferred Stock	WVVIP	NASDAQ Capital Market

Number of shares of common stock outstanding as of May 14, 2019: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS
(Unaudited)
ASSETS

	March 31,	December 31,
	2019	2018

CURRENT ASSETS
Cash and cash equivalents	$8,157,578	$9,737,467
Accounts receivable, net	2,486,571	2,352,890
Inventories (Note 2)	16,328,575	16,247,109
Prepaid expenses and other current assets	224,476	219,800
Income tax receivable	-	77,063
Total current assets	27,197,200	28,634,329

Other assets	34,836	34,836
Vineyard development costs, net	7,147,811	7,028,920
Property and equipment, net (Note 3)	25,805,720	25,784,451
Operating lease right of use assets	5,025,536	-

TOTAL ASSETS	$65,211,103	$61,482,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$591,519	$844,820
Accrued expenses	700,060	911,129
Current portion of notes payable	1,528,193	1,685,181
Current portion of long-term debt	422,464	417,293
Current portion of lease liabilities	185,333	-
Income taxes payable	72,939	-
Unearned revenue	468,742	517,710
Grapes payable	-	1,019,129
Total current liabilities	3,969,250	5,395,262

Long-term debt, net of current portion and debt issuance costs	6,145,825	6,251,316
Lease liabilities, net of current portion	4,892,098	-
Deferred rent liability	-	50,480
Deferred gain	16,959	24,983
Deferred income taxes	2,200,227	2,200,227
Total liabilities	17,224,359	13,922,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,662,768 shares issued and outstanding, liquidation preference
$19,606,939 at March 31, 2019 and 4,662,768 shares issued and outstanding, liquidation preference $19,350,487, at December 31, 2018,
respectively.	18,575,554	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2019 and
December 31, 2018, respectively.	8,512,489	8,512,489
Retained earnings	20,898,701	20,728,677
Total shareholders’ equity	47,986,744	47,560,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,211,103	$61,482,536

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2019	2018

SALES, NET	$4,998,786	$4,532,619
COST OF SALES	1,718,150	1,642,375

GROSS PROFIT	3,280,636	2,890,244

OPERATING EXPENSES
Sales and marketing	1,775,000	1,527,079
General and administrative	941,198	890,821
Total operating expenses	2,716,198	2,417,900

INCOME FROM OPERATIONS	564,438	472,344

OTHER INCOME (EXPENSE)
Interest income	9,446	6,867
Interest expense	(110,414)	(118,718)
Other income, net	113,009	92,705

INCOME BEFORE INCOME TAXES	576,479	453,198

INCOME TAX PROVISION	(150,003)	(122,744)

NET INCOME	426,476	330,454

Accrued preferred stock dividends	(256,452)	(254,893)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$170,024	$75,561

Income per common share after preferred dividends	$0.03	$0.02

Weighted average number of
common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	426,476	426,476

Balance at March 31, 2019	4,662,768	$18,575,554	4,964,529	$8,512,489	$20,898,701	$47,986,744

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,476	$330,454
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	487,533	398,120
Loss/(gain) on disposition of property & equipment	487	72
Non-cash loss from other assets	-	14,317
Loan fee amortization	3,252	3,312
Deferred rent liability	(50,480)	(7,886)
Deferred gain	(8,025)	(8,024)
Change in operating assets and liabilities:
Accounts receivable, net	(133,681)	316,918
Inventories	(81,466)	(397,506)
Prepaid expenses and other current assets	(4,676)	(88,987)
Unearned revenue	(48,968)	21,609
Deferred revenue-distribution agreement	-	(35,715)
Grapes payable	(1,019,129)	(1,455,569)
Accounts payable	(167,282)	(319,925)
Accrued expenses	(211,069)	(232,315)
Income taxes payable	150,002	122,844
Net cash from operating activities	(657,026)	(1,338,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(115,650)	(153,983)
Additions to property and equipment	(546,653)	(1,107,261)
Net cash from investing activities	(662,303)	(1,261,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	-	236,824
Payment on installment note for property purchase	(156,988)	(155,871)
Payments on long-term debt	(103,572)	(98,723)
Proceeds from issuance of preferred stock	-	5,551
Net cash from financing activities	(260,560)	(12,219)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,579,889)	(2,611,744)

CASH AND CASH EQUIVALENTS, beginning of period	9,737,467	13,776,257

CASH AND CASH EQUIVALENTS, end of period	$8,157,578	$11,164,513

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$50,525	$29,883

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2019	2018
Numerator

Net income	$426,476	$330,454
Accrued preferred stock dividends	(256,452)	(254,893)

Net income applicable to common shares	$170,024	$75,561

Denominator

Weighted average common shares	4,964,529	4,964,529

Income per common share
after preferred dividends	$0.03	$0.02

Recently issued accounting standards (adopted) – In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company adopted this new standard on its financial statements on January 1, 2019 using the cumulative effect adjustment method and determined right-of-use assets to be approximately $5.0 million as of December 31, 2018 of which approximately $4.8 million, or 96.0%, represent the lease of vineyard property. The Company recognized these right-of-use assets, and their respective liabilities, and began amortizing them prospectively beginning in first quarter 2019. This standard had a material impact on its Balance Sheet but a minimal direct impact on its Statement of Operations. Because 96.0% of the Company’s leases are for vineyard land, lease costs are recognized either as part of capitalized vineyard development costs or inventory valuation depending on the productive or pre-productive nature of the vineyard. Therefore, most changes to lease expenses as a result of this standard flow through inventory and ultimately become part of cost of sales.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2019	December 31, 2018

Winemaking and packaging materials	$680,689	$736,902
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	7,412,596	8,527,814
Finished goods (bottled wine and related products)	8,235,290	6,982,393

Current inventories	$16,328,575	$16,247,109

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2019	December 31, 2018

Construction in progress	$2,153,215	$1,747,047
Land, improvements and other buildings	11,135,596	11,135,596
Winery building and hospitality center	15,993,490	15,993,490
Equipment	12,757,027	12,750,152

	42,039,328	41,626,285

Accumulated depreciation	(16,233,608)	(15,841,834)

Property and equipment, net	$25,805,720	$25,784,451

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight line basis over the seven year life of the agreement. For the three months ended March 31, 2019 and 2018, the Company has recognized revenue related to this agreement in the amount of $0 and $35,715, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In June 2018, the Company renewed the credit agreement until July 31, 2019. The interest rate was 4.00% at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2019, the Company was in compliance with these financial covenants.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of March 31, 2019 the Company did not have a balance due on this note. As of December 31, 2018 the Company had a balance due of $137,667 on this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2019 the Company had a balance of $1,528,193 due on this note. As of December 31, 2018 the Company had a balance of $1,547,514 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,716,225 and $6,816,928 as of March 31, 2019 and December 31, 2018. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $21,037 and $23,906 as of March 31, 2019 and December 31, 2018, respectively. The purpose of this loan was to purchase a vehicle.

As of March 31, 2019 the Company had unamortized debt issuance costs of $168,973. As of December 31, 2018 the Company had unamortized debt issuance costs of $172,225.

6) INTEREST AND TAXES PAID

Income taxes – The Company paid no income taxes for the three months ended March 31, 2019 and 2018, respectively.

Interest - The Company paid $109,828 and $114,676 for the three months ended March 31, 2019 and 2018, respectively, in interest on long-term debt.

7) SEGMENT REPORTING

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2019 and 2018. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$1,720,177	$1,550,155	$3,278,609	$2,982,464	$4,998,786	$4,532,619
Cost of Sales	343,439	388,184	1,374,711	1,254,191	1,718,150	1,642,375
Gross Margin	1,376,738	1,161,971	1,903,898	1,728,273	3,280,636	2,890,244
Selling Expenses	1,074,371	986,752	552,668	450,303	1,627,039	1,437,055
Contribution Margin	$302,367	$175,219	$1,351,230	$1,277,970	$1,653,597	$1,453,189
Percent of Sales	34.4%	34.2%	65.6%	65.8%	100.0%	100.0%

Direct sales include $42,763 and $0 of bulk wine sales in the three months ended March 31, 2019 and 2018, respectively.

8) SALE OF PREFERRED STOCK

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

9) LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in Topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset of approximately $5.0 million, of which $4.8 million, or 96.0%, represent the lease of vineyard property. Vineyard lease costs are recognized either as part of capitalized vineyard development costs or inventory valuation depending on the productive or pre-productive nature of the vineyard. As such, adoption of the standard did not have a material impact on our Statement of Operations or Statement of Cash flows but did have a material impact on our Balance Sheet.

We determine if an arrangement is a lease at inception. On our balance sheet, our operating leases are included in Operating lease right-of-use assets, Current portion of lease liabilities and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Significant judgment may be required when determining whether a contract contains a lease, the length of the lease term, the allocation of the consideration in a contract between lease and non-lease components, and the determination of the discount rate included in our leases. We review the underlying objective of each contract, the terms of the contract, and consider our current and future business conditions when making these judgments.

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

The amortization of the deferred gain is recorded as an offset to expense in selling, general and administrative expenses.

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. This lease is for a 10-year term with four five-year renewals at the Company’s option. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum. In 2017, the Company exercised its option to renew the lease until December 31, 2022.

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

In March 2017, the Company entered into a 25-year lease for approximately 20 acres of agricultural land in Dundee, Oregon. These acres are being developed into vineyards. This lease contains an annual payment that remains constant throughout the term of the lease. This property is referred to as part of Bernau Estate Vineyard.

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

Operating leases – Not yet commenced – The Company has entered into a contract to build and lease a retail wine facility in Folsom, California, referred to as Willamette Wineworks, and anticipates this lease commencing in third quarter 2019.

The following tables provide lease cost and other lease information for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019

Lease Cost
Operating Lease cost - Vineyards	$113,685
Operating Lease cost - Other	17,580
Short-term lease cost	8,627
Total Lease Cost	$139,892

Other information
(Gains) and losses on sale and leaseback transactions, net	$(8,024)
Cash paid for amounts included in the measurement
of lease liabilities
Operating cash flows from operating leases - Vineyard	104,566
Operating cash flows from operating leases - Other	17,400
Weighted-average remaining lease term - operating leases	18.61
Weighted-average discount rate - operating leases	6.24%

As of March 31, 2019, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2019	$159,535
2020	222,420
2021	210,307
2022	197,651
2023	190,730
Thereafter	4,096,788
Present value of operational lease liabilities	$5,077,431

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of governmental regulatory decisions. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Such policies were unchanged during the three months ended March 31, 2019.

Overview

The Company continues to position itself for strategic growth through property purchases, property development and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Pere Mi and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,744 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 40 net members, or 0.5%, to a total of 7,548 members during the three months ended March 31, 2019. The Company believes the increase in preferred stockholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred stockholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had $42,763 in bulk wine sales for the three months ended March 31, 2019 and no bulk wine sales in the same period of 2018.

The Company sold approximately 32,030 and 28,832 cases of produced wine during the three months ended March 31, 2019 and 2018, respectively, an increase of 3,198 cases, or 11.1% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased case sales through both distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2019, wine inventory included approximately 114,000 cases of bottled wine and 400,994 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 78,548 cases during the three months ended March 31, 2019.

Net income for the three months ended March 31, 2019 and 2018 was $426,476 and $330,454, respectively, an increase of $96,022, or 29.1%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended March 31, 2019 and 2018 was $170,024 and $75,561, respectively, an increase of $94,463, or 125.0%, in the current year period over the prior year period.

Overall gross profit for the three months ended March 31, 2019 and 2018 was $3,280,636 and $2,890,244, respectively, an increase of $390,392, or 13.5%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended March 31, 2019 and 2018 was 65.6% and 63.8% an increase of 1.8 percentage points, in the current year period over the prior year period.

The Company generated $0.03 and $0.02 in basic earnings per share after preferred dividends during the three months ended March 31, 2019 and 2018, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

The Company’s 2016 Estate Pinot received a score of 92 points from Wine Spectator.

The Company’s 2016 Maison Bleue Voyageur Syrah received 91 points & Editors' Choice from Wine Enthusiast Magazine and 93 points from Jeb Dunnuck. The Company’s 2016 Maison Bleue Gravière Syrah received 90 points from Wine Enthusiast Magazine and 92 points from Jeb Dunnuck.

The Company’s Riesling was included in a Wine & Spirits article about outdoor recreation and the Company’s Whole Cluster Pinot Noir was mentioned as a recommended pairing for a seared salmon entree in the Charleston Gazette-Mail.

The Company’s Maison Bleue tasting room was mentioned in a Washington Tasting Room Magazine article called "2018-2019: Tasting Room Magazine’s The Year in Wine."

The Company’s Winemaker was featured in a Q&A article with The Washington Wine Blog.

Paste Magazine featured the Company’s Gruner Veltliner in an article about German wines.

Michele Watters presented a bottle of the Company’s Whole Cluster Pinot Noir to Ed Henry on a national broadcast news segment on Fox News.

Oregon Wine Press featured the Company’s Méthode Champenoise Brut in an article titled “Blizzard of Bubbles.”

Wine-Searcher quoted the Company’s Estate General Manager and Winery Director in two articles and featured some of the Company’s unique consumer offerings at its Estate Tasting Room in a third article.

The Company’s Oregon Solidarity wines, a collaboration with King Estate Winery, Silvan Ridge Winery and The Eyrie Vineyards to support growers in the Rogue Valley whose contracts were abruptly cancelled were featured in numerous articles in both national and local publications and blogs as well as regional television programing.

The Company was included in a Capital Press article titled "Oregon Legislature to consider laws protecting wine industry."

Portland Business Journal wrote about potential changes coming to Oregon wine labeling laws (Senate Bill 111-4) and quoted the Company’s CEO. Wine-Searcher and Salem Reporter also included the Company in articles about SB 111-4.

The Company’s Consulting Winemaker and Tualatin Estate Vineyard was included in an article titled, "5 Oregon wineries that bring the state’s wine history to life" featured in The Oregonian.

The Company’s Estate Tasting Room was featured in a Wine 4 Food article about the best Oregon Wine County views.

The Oregon State University College of Business wrote a feature article about the Company’s Winery Director.

The Company’s Winery Director was quoted in an Epeak World News article about climate change.

The Sacramento Bee wrote a feature about tasting rooms in Folsom and included the Company’s Willamette Wineworks (set to open Summer 2019) and a quote from the Company’s Winery Director.

The Statesman Journal and Travel Salem featured several events taking place at the Company’s Estate Tasting Room, including Pinot and Chocolate, Valentine’s Day Pairings Wine Dinner, Mo's Crab & Chowder Festival and Wine, Pear & Cheese Jubilee. Travel Salem also included the Company in an article about nearby small towns.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2019 and 2018 were $4,998,786 and $4,532,619, respectively, an increase of $466,167, or 10.3%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales of $170,022 combined with an increase in sales through distributors of $296,145 in the current year three month period over the prior year period. The increase in direct sales to consumers is primarily the result of increased tasting room, wine club and bulk wine sales in 2019 when compared to 2018. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended March 31, 2019 and 2018 were $1,718,150 and $1,642,375, respectively, an increase of $75,775, or 4.6%, in the current period over the prior year period. This change was primarily the result of increased case sales in the first quarter of 2019 when compared to the same period in 2018.

Gross Profit

Gross profit for the three months ended March 31, 2019 and 2018 was $3,2802,636 and $2,890,244, respectively, an increase of $390,392, or 13.5%, in the current year period over the prior year period. This increase is primarily the result of increased sales revenues being partially offset by increased cost of sales in the first quarter of 2019 compared to the same period in 2018

Gross profit as a percentage of net sales for the three months ended March 31, 2019 and 2018 was 65.6% and 63.8%, an increase of 1.8 percentage points, in the current year period over the prior year period. This increase was primarily the result of changes in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 was $2,716,198 and $2,417,900, respectively, an increase of $298,298, or 12.3%, in the current year period over the prior year period. This increase was primarily the result of an increase in sales and marketing expenses of $247,921, or 16.2% and an increase in administrative expenses of $50,377, or 5.7% in the current quarter compared to the same quarter in 2018. Selling expenses increased in 2019 primarily as a result of increases in sales staffing, demos and incentive costs among other selling related activities. General and administrative expense increases were not attributable to any predominant factor.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 was $110,414 and $118,718, respectively, a decrease of $8,304 or 7.0%, in the current year period over the prior year period. The decrease in interest expense was primarily the result of a lower amount of debt in the first quarter of 2019 compared to the same quarter in 2018.

Income Taxes

The income tax expense for the three months ended March 31, 2019 and 2018 was $150,003 and $122,744, respectively, an increase of $27,259 or 22.2%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 26.0% and 27.1% for the three months ended March 31, 2019 and 2018, respectively. The increase in income tax provision was primarily the result of higher pre-tax income before taxes in 2019 being partially offset by a lower estimated tax rate in the first quarter of 2019 when compared to the same quarter in the prior year.

Net Income

Net income for the three months ended March 31, 2019 and 2018 was $426,476 and $330,454, respectively, an increase of $96,022, or 29.1%, in the current year period over the prior year period. This increase is primarily the result of an increase in income from operations combined with increased other income being partially offset by an increase in the income tax provision in the first quarter of 2019 compared to the same quarter in 2018.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended March 31, 2019 and 2018 was $170,024 and $75,561, respectively, an increase of $94,463, or 125.0%, in the current year period over the prior year period. This increase is primarily the result of increased net income.

Liquidity and Capital Resources

At March 31, 2019, the Company had a working capital balance of $23.2 million and a current working capital ratio of 6.85:1.

At March 31, 2019, the Company had a cash balance of $8,157,578. At December 31, 2018, the Company had a cash balance of $9,737,467. This decrease is primarily the result of increased cash used in operations, including payments for grapes, as well as investments in property and equipment in the first quarter.

Total cash used in operating activities in the three months ended March 31, 2019 was $657,026. Cash used in operating activities for the three months ended March 31, 2019 was primarily associated with payments for purchased grapes being partially offset by cash received from net income.

Total cash used in investing activities in the three months ended March 31, 2019 was $662,303. Cash used in investing activities for the three months ended March 31, 2019 primarily consisted of cash used in property and equipment purchases.

Total cash used in financing activities in the three months ended March 31, 2019 was $260,560. Cash used in financing activities for the three months ended March 31, 2019 consisted of repayment of debt.

Non-cash investing and financing activities in the three months ended March 31, 2019 was $50,525.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in June 2018, until July 31, 2019. The index rate of prime plus zero, with a floor of 3.25%, at March 31, 2019 was 4.00%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2019, the Company was in compliance with all of the financial covenants.

As of March 31, 2019 and December 31, 2018 the Company had no balance outstanding on the line of credit. As of March 31, 2019, the Company had $2,000,000 available on the line of credit.

As of March 31, 2019 the Company had a 15-year installment note payable of $1,528,193, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2019, the Company had a total long-term debt balance of $6,568,289, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $168,973. As of December 31, 2018, the Company had a total long-term debt balance of $6,840,834, exclusive of debt issuance costs of $172,225.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors have not materially changed as of March 31, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101  The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 14, 2019	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)