Form 10-Q
period 2019-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2019-08-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares of common stock outstanding as of August 14, 2019: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

  PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2019	2018

CURRENT ASSETS
Cash and cash equivalents	$8,246,642	$9,737,467
Accounts receivable, net	1,753,549	2,352,890
Inventories (Note 2)	16,413,091	16,247,109
Prepaid expenses and other current assets	174,962	219,800
Income tax receivable	171,947	77,063
Total current assets	26,760,191	28,634,329

Other assets	34,836	34,836
Vineyard development costs, net	7,356,300	7,028,920
Property and equipment, net (Note 3)	26,231,199	25,784,451
Operating lease right of use assets	4,971,990	-

TOTAL ASSETS	$65,354,516	$61,482,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$649,226	$844,820
Accrued expenses	685,921	911,129
Current portion of notes payable	1,508,582	1,685,181
Current portion of long-term debt	424,832	417,293
Current portion of lease liabilities	191,290	-
Unearned revenue	461,438	517,710
Grapes payable	-	1,019,129
Total current liabilities	3,921,289	5,395,262

Long-term debt, net of current portion and debt issuance costs	6,043,785	6,251,316
Lease liabilities, net of current portion	4,833,625	-
Deferred rent liability	-	50,480
Deferred gain	8,935	24,983
Deferred income taxes	2,200,227	2,200,227
Total liabilities	17,007,861	13,922,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,662,768 shares issued and outstanding, liquidation preference
$19,863,392 at June 30, 2019 and 4,662,768 shares issued and outstanding, liquidation preference $19,350,487, at December 31, 2018,
respectively.	18,832,006	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2019 and
December 31, 2018, respectively.	8,512,489	8,512,489
Retained earnings	21,002,160	20,728,677
Total shareholders’ equity	48,346,655	47,560,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,354,516	$61,482,536

The accompanying notes are an integral part of this financial statement

 WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

SALES, NET	$5,790,837	$5,821,292	$10,789,623	$10,353,911
COST OF SALES	2,292,479	2,099,186	4,010,629	3,741,561

GROSS PROFIT	3,498,358	3,722,106	6,778,994	6,612,350

OPERATING EXPENSES
Sales and marketing	1,906,586	1,641,372	3,681,586	3,168,451
General and administrative	995,341	901,829	1,936,539	1,792,650
Total operating expenses	2,901,927	2,543,201	5,618,125	4,961,101

INCOME FROM OPERATIONS	596,431	1,178,905	1,160,869	1,651,249

OTHER INCOME (EXPENSE)
Interest income	840	2,137	10,286	9,004
Interest expense	(111,088)	(116,284)	(221,502)	(235,002)
Other income, net	8,091	45,336	121,100	138,042

INCOME BEFORE INCOME TAXES	494,274	1,110,094	1,070,753	1,563,293

INCOME TAX PROVISION	(134,363)	(306,839)	(284,366)	(429,583)

NET INCOME	359,911	803,255	786,387	1,133,710

Accrued preferred stock dividends	(256,452)	(256,438)	(512,904)	(511,332)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$103,459	$546,817	$273,483	$622,378

Income per common share after preferred dividends	$0.02	$0.11	$0.06	$0.13

Weighted average number of
common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	426,476	426,476

Balance at March 31, 2019	4,662,768	$18,575,554	4,964,529	$8,512,489	$20,898,701	$47,986,744

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	359,911	359,911

Balance at June 30, 2019	4,662,768	$18,832,006	4,964,529	$8,512,489	$21,002,160	$48,346,655

	Six-Month Period Ended June 30, 2018
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2017	4,427,991	$17,339,508	4,964,529	$8,512,489	$18,889,012	$44,741,009

Preferred stock sold	206,432	435,856				435,856

Preferred stock dividends accrued	-	254,893	-	-	(254,893)	-

Net income	-	-	-	-	330,454	330,454

Balance at March 31, 2018	4,634,423	$18,030,257	4,964,529	$8,512,489	$18,964,573	$45,507,319

Preferred stock sold	28,095	543,807				543,807

Preferred stock dividends accrued	-	256,438	-	-	(256,438)	-

Net income	-	-	-	-	803,255	803,255

Balance at June 30, 2018	4,662,518	$18,830,502	4,964,529	$8,512,489	$19,511,390	$46,854,381

  The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$786,387	$1,133,710
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	899,429	801,147
Loss on disposition of property & equipment	487	72
Non-cash loss from other assets	-	14,317
Loan fee amortization	6,563	6,624
Deferred rent liability	(50,480)	(15,772)
Deferred gain	(16,049)	(16,048)
Change in operating assets and liabilities:
Accounts receivable, net	599,341	358,213
Inventories	(165,982)	(151,887)
Prepaid expenses and other current assets	44,838	(43,222)
Unearned revenue	(56,272)	(41,524)
Deferred revenue-distribution agreement	-	(71,430)
Grapes payable	(1,019,129)	(1,455,569)
Accounts payable	(195,828)	(474,940)
Accrued expenses	(225,208)	(91,908)
Income taxes payable/(receivable)	(94,884)	95,284
Net cash from operating activities	513,213	47,067

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(349,362)	(632,647)
Additions to property and equipment	(1,271,522)	(2,370,272)
Net cash from investing activities	(1,620,884)	(3,002,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(176,599)	(174,348)
Payments on long-term debt	(206,555)	(196,688)
Proceeds from issuance of preferred stock	-	549,357
Net cash from financing activities	(383,154)	178,321

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,490,825)	(2,777,531)

CASH AND CASH EQUIVALENTS, beginning of period	9,737,467	13,776,257

CASH AND CASH EQUIVALENTS, end of period	$8,246,642	$10,998,726

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$136,778	$161,217

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator

Net income	$359,911	$803,255	$786,387	$1,133,710
Accrued preferred stock dividends	(256,452)	(256,438)	(512,904)	(511,332)

Net income applicable to common shares	$103,459	$546,817	$273,483	$622,378

Denominator

Weighted average common shares	4,964,529	4,964,529	4,964,529	4,964,529

Income per common share
after preferred dividends	$0.02	$0.11	$0.06	$0.13

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2019	December 31, 2018

Winemaking and packaging materials	$892,945	$736,902
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,719,383	8,527,814
Finished goods (bottled wine and related products)	8,800,763	6,982,393

Current inventories	$16,413,091	$16,247,109

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2019	December 31, 2018

Construction in progress	$2,817,584	$1,747,047
Land, improvements and other buildings	11,135,596	11,135,596
Winery building and hospitality center	16,099,378	15,993,490
Equipment	12,777,659	12,750,152

	42,830,217	41,626,285

Accumulated depreciation	(16,599,018)	(15,841,834)

Property and equipment, net	$26,231,199	$25,784,451

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years expiring September 1, 2018. To facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight-line basis over the seven year life of the agreement. For the three months ended June 30, 2019 and 2018, the Company has recognized revenue related to this agreement in the amount of $0 and $35,715, respectively, recorded to other income. For the six months ended June 30, 2019 and 2018, the Company has recognized revenue related to this agreement in the amount of $0 and $71,430, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In June of 2018, the Company renewed the credit agreement until July 31, 2019. The interest rate was 4.00% at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018 there was no outstanding balance on this revolving line of credit.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of June 30, 2019 the Company did not have a balance due on this note. As of December 31, 2018 the Company had a balance due of $137,667.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2019 the Company had a balance of $1,508,582 due on this note. As of December 31, 2018 the Company had a balance of $1,547,514 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,616,111 and $6,816,928 as of June 30, 2019 and December 31, 2018. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $18,168 and $23,906 as of June 30, 2019 and December 31, 2018, respectively. The purpose of this loan was to purchase a vehicle.

As of June 30, 2019 the Company had unamortized debt issuance costs of $165,662. As of December 31, 2018 the Company had unamortized debt issuance costs of $172,225.

6) INTEREST AND TAXES PAID

Income taxes – The Company paid $379,250 and $334,000 in income taxes for the three months ended June 30, 2019 and 2018, respectively. The Company paid $379,250 and $334,000 in income taxes for the six months ended June 30, 2019 and 2018, respectively.

Interest - The Company paid $109,009 and $115,161 for the three months ended June 30, 2019 and 2018, respectively, in interest on long-term debt. The Company paid $217,719 and $229,837 for the six months ended June 30, 2019 and 2018, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2019 and 2018. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$2,359,444	$2,353,487	$3,431,393	$3,467,805	$5,790,837	$5,821,292
Cost of Sales	689,204	650,359	1,603,275	1,448,827	2,292,479	2,099,186
Gross Margin	1,670,240	1,703,128	1,828,118	2,018,978	3,498,358	3,722,106
Selling Expenses	1,156,397	1,030,106	578,391	545,403	1,734,788	1,575,509
Contribution Margin	$513,843	$673,022	$1,249,727	$1,473,575	$1,763,570	$2,146,597
Percent of Sales	40.7%	40.4%	59.3%	59.6%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$4,079,621	$3,903,643	$6,710,002	$6,450,268	$10,789,623	$10,353,911
Cost of Sales	1,032,643	1,038,543	2,977,986	2,703,018	4,010,629	3,741,561
Gross Margin	3,046,978	2,865,100	3,732,016	3,747,250	6,778,994	6,612,350
Selling Expenses	2,230,768	2,016,858	1,131,059	995,706	3,361,827	3,012,564
Contribution Margin	$816,210	$848,242	$2,600,957	$2,751,544	$3,417,167	$3,599,786
Percent of Sales	37.8%	37.7%	62.2%	62.3%	100.0%	100.0%

Direct sales include $2,800 and $134,970 of bulk wine sales in the three months ended June 30, 2019 and 2018, respectively. Direct sales include $45,563 and $134,970 of bulk wine sales in the six months ended June 30, 2019 and 2018, respectively.

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

Operating leases – Not yet commenced – The Company has entered into a contract to build and lease a retail wine facility in Folsom, California, referred to as Willamette Wineworks, and anticipates this lease commencing in fourth quarter 2019.

The following tables provide lease cost and other lease information for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Lease Cost
Operating Lease cost - Vineyards	$113,685	$227,370
Operating Lease cost - Other	17,580	35,160
Short-term lease cost	9,273	17,900
Total Lease Cost	$140,538	$280,430

Other information
(Gains) and losses on sale and leaseback transactions, net	$(8,024)	$(16,048)
Cash paid for amounts included in the measurement
of lease liabilities
Operating cash flows from operating leases - Vineyard	104,948	209,514
Operating cash flows from operating leases - Other	17,400	34,800
Weighted-average remaining lease term - operating leases	18.42	18.42
Weighted-average discount rate - operating leases	6.24%	6.24%

As of June 30, 2019, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2019	$107,019
2020	222,420
2021	210,307
2022	197,651
2023	190,730
Thereafter	4,096,788
Present value of operational lease liabilities	$5,024,915

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

Line of Credit Facility – In July of 2019, the Company renewed the credit agreement until July 31, 2021. The interest rate at renewal was 5.00%.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Such policies were unchanged during the six months ended June 30, 2019.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,744 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 211 net members, or2.8%, to a total of 7,679 members during the six months ending June 30, 2019. The Company believes the increase in preferred stockholders, who receive enhanced discounts, has reduced the number of people who would otherwise become Wine Club members. However, management anticipates that new preferred stockholders will purchase the Company’s wines over a longer period of time, than the average Wine Club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $2,800 for the three months ended June 30, 2019 and $134,970 in bulk wine sales for the same period of 2018. The Company had bulk wine sales of $45,563 for the six months ended June 30, 2019 and $134,970 in bulk wine sales for the same period of 2018.

The Company sold approximately 68,997 and 67,558 cases of produced wine during the six months ended June 30, 2019 and 2018, respectively, an increase of 1,439 cases, or 2.1% in the current year period over the prior year period.  The increase in wine case sales was the result of increased sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2019, wine inventory included approximately 132,222 cases of bottled wine and 255,167 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 102,576 cases during the six months ended June 30, 2019.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers, online articles and broadcast networks in the second quarter of 2019.

Josh Raynolds from Vinous awarded the Company’s 2016 Elton Self-Rooted Pinot Noir with 94 points, the 2016 Elton Florine Pinot Noir with 93 points, the 2016 the O'Brien Pinot Noir with 93 points, the 2016 Hannah Pinot Noir with 91 points and 2016 Estate Pinot Noir with 90 points.

The Company’s Maison Bleue 2016 Graviere Syrah, sourced from The Rocks District in the Walla Walla AVA, was rated 92 points by Wine Spectator. The 2016 Graviere Syrah also received a score of 92 points from Jeb Dunnuck, 92 points from the International Wine Report and 90 points from Wine Enthusiast. Maison Bleue’s 2016 Voyageur Syrah received a score of 93 points from Jeb Dunnuck, 93 points from theInternational Wine Report and 91 points and Editors’ Choice from Wine Enthusiast. Maison Bleue’s 2016 Voltigeur Viognier received 92 points from the International Wine Report.

Wine Enthusiast awarded the Company’s 2016 Pambrun Cabernet Sauvignon, sourced from high-elevation hillside plantings in Walla Walla’s SeVein, with 90 points.

The Company’s 2016 Estate Pinot received 92 points from Wine Spectator. The Barrel Cellar also reviewed the Company’s 2016 Estate Pinot Noir and gave it 91 points and awarded the Company’s 2017 Whole Cluster Pinot Noir with 92 points.

Wine & Spirits awarded the Company's 2017 Whole Cluster Rosé of Pinot with 90 points, named a "Best Buy" and named one of the Year’s Best Rosés. They also named the Company’s 2016 Méthode Champenoise Brut as one of the “Year’s Best Summer Sparklers” and received a score of 90 points.

James Suckling awarded the Company’s 2017 Estate Chardonnay with 91 points. It was also awarded 91 points and received a Gold medal from SavorNW.

The company was selected as a finalist in the 2019 Sunset Magazine Travel Awards. The awards honor excellence and innovation in the tourism industry across the 13 Western states, British Columbia and Alberta.

The Company won “Gold” in the following categories for the 2019 Best of the Mid-Valley Awards based on community votes: Best Winery, Best Place to Buy Wine, Best Date Night, Best Local Chef, Best Fine Dining and Best Place to Take Out of Town Guests.

The Company’s 2017 Whole Cluster Pinot Noir and McMinnville Tasting Room were featured in the April issue of Alaska Beyond, Alaska Airlines onboard magazine.

The Company’s 2016 Dijon Clone Chardonnay was featured on KATU Newschannel 2 (Portland ABC-affiliated television station) for Oregon Wine Month.

The Company’s Estate Pinot Noir, Tualatin Estate Chardonnay, Bernau Block Chardonnay, Grüner Veltliner, Pinot Gris, Whole Cluster Pinot Noir, Whole Cluster Rosé of Pinot Noir, Riesling and Maison Bleue wines were featured in articles by Paste Magazine, Boston Herald, Lowell Sun, Fitchburg Sentinel, Wine & Spirits,Oregon Wine Press, Washington Tasting Room Magazine, Charleston Gazette-Mail, Costco Wine Blog, Vine Pair, Market Watch, Chuck Hill, The Bemidji Pioneer, 12BY6, Wine-searcher and the Cigar Dave Show.

Eastern Oregonian and Union-Bulletin covered the Company’s partnership with the city of Milton-Freewater to build a shared winemaking and tasting room facility at the Maison Bleue Estate Vineyard in The Rocks District.

The Company was included in a Yahoo Finance article titled "21 Stock Perks That Will Blow Your Mind."

The Company’s Estate Tasting Room and Winery Suites were featured in articles by Travel Oregon, Oregon Wine Press, Travel Salem and Wine 4 Food.

The Company’s Consulting Winemaker, Bill Fuller, and Tualatin Estate Vineyard were included in an article titled, "5 Oregon wineries that bring the state’s wine history to life" featured in The Oregonian. Bill Fuller was also featured in an article by The Oregonian about Oregon's first White Pinot Noir.

The Company was included in several articles for hosting the Women in Wine: Fermenting Change in Oregon conference, including Oregon Wine Press, Eugene Register-Guard, Wine Business Monthly and Portland Business Journal.

The Company’s Estate Tasting Room earned the TripAdvisor Excellence Hall of Fame for winning the Certificate of Excellence for 5+ years in a row. It also won the 2019 "People Love us on Yelp" Award. The Company’s McMinnville Tasting Room received the 2019 Certificate of Excellence from TripAdvisor.

The Sacramento Bee included the Company’s Willamette Wineworks, opening later this year in Folsom, California, in a feature article about tasting rooms in the Folsom area.

Oregon Solidarity, the Company’s joint winemaking project with King Estate Winery, Silvan Ridge Winery and The Eyrie Vineyards whose proceeds benefit the Rogue Valley winegrowers whose contracts were abruptly canceled by a large California wine producer, was featured in numerous articles, including The Washington Post, NPR, Associated Press, Forbes, Bloomberg (2 articles), Wine Enthusiast, Financial Advisor, Yahoo! Finance, The Oregonian (5 articles), Oregon Wine Press (2 articles), Food & Wine,Statesman Journal (2 articles), Eugene Register-Guard (3 articles), Eugene Weekly, Portland Mercury, Wine Business Monthly (4 articles), Capital Press (2 articles), Great Northwest Wine, Southern Oregon Wine Scene, Bend Bulletin, Wine Advisor (2 articles), Mail Tribune (2 articles), The Manual, Union-Bulletin, Lake Oswego Review (2 articles), Ashland Tidings, Newport News Times, Wine-Searcher, PDX Food Press, Travel Oregon, Fermentation Wine Blog, Fine Dining Lovers Blog, Yale Climate Connections, Wine Trail Traveler Blog, Howard W. Hewitt Wine Blog and the website of Pat the Wine Guy.

The Company was mentioned in Oregon Solidarity stories on KGW Newschannel 8 (Portland NBC affiliate),KDRV News Channel 12 (Southern Oregon ABC affiliate station), KTCL Channel 10 (Southern Oregon CBS affiliate station), KMTR Channel 6 (Eugene NBC affiliate station), KVAL Channel 13 (Eugene CBS affiliate station) and KBND Newstalk 100.1 FM. Additionally, Southern Oregon Wine Scene did a cover story on Oregon Solidarity and Travel Oregon incorporated a bottle of Oregon Solidarity into their promotional video produced by Weiden + Kennedy that was featured on the home page of AdWeek as their Ad of the Day.

The Company’s Founder/CEO was quoted in several articles about legislation to protect the Oregon wine industry and make out-of-state wine producers making Oregon-labeled wines pay their fair share of Oregon wine grape taxes, including The Oregonian (3 articles), Portland Business Journal (9 articles), Oregon Wine Press, Capital Press (2 articles), Food and Travel News, Salem Reporter, Wine-Searcher, the website of KGW Newschannel 8 (Portland NBC affiliate) and on KYKN 1430 AM in Salem.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2019 and 2018 were $5,790,837 and $5,821,292, respectively, a decrease of $30,455, or 0.5%, in the current year period over the prior year period. This decrease was mainly caused by an increase in direct sales of $5,957 more than offset by a decrease in sales through distributors of $36,455 in the current year three-month period over the prior year period. The increase in direct sales to consumers was primarily the result of retail sales increases of $138,127, including increases in wine club and kitchen sales, partially offset by a decrease in bulk wine sales of $132,170. The decrease in revenue from sales through distributors was primarily attributed to lower sales to the Company’s Oregon/Washington distributor in May and June of 2019, as a result of the distributor not reordering stocked wine due to software conversion issues. Sales revenue for the six months ended June 30, 2019 and 2018 were $10,789,623 and $10,353,911, respectively, an increase of $435,712, or 4.2%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $175,978 and an increase in revenues from sales through distributors of $259,734 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased wine club and kitchen sales combined with a decrease in bulk wine sales in 2019 when compared to 2018. The increase in sales through distributors was not attributable to an isolated factor.

Cost of Sales

Cost of Sales for the three months ended June 30, 2019 and 2018 were $2,292,479 and $2,099,186, respectively, an increase of $196,293, or 9.2%, in the current period over the prior year period. This change was primarily the result of an increase in cost per case of newly released vintages. These increased costs are believed to be unique to the 2017 vintage. The Company continues to evaluate its cost structure to minimized product costs wherever possible. Cost of Sales for the six months ended June 30, 2019 and 2018 were $4,010,629 and $3,741,561, respectively, an increase of $269,068, or 4.2%, in the current period over the prior year period. This change was primarily the result of an increase in cost of product sales in the current period as well as increased case sales.

Gross Profit

Gross profit for the three months ended June 30, 2019 and 2018 was $3,498,358 and $3,722,106, respectively, a decrease of $223,748, or 6.0%, in the current year period over the prior year period. This decrease was primarily the result of higher cost of product sales combined with lower overall case sales in the second quarter when compared to the corresponding period in the prior year. Gross profit for the six months ended June 30, 2019 and 2018 was $6,778,994 and $6,612,350, respectively, an increase of $166,644, or 2.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in case sales over the first six months of the year compared to the same period in 2018, being partially offset by higher cost of product sales in the current period compared to the same period in 2018.

Gross profit as a percentage of net sales for the three months ended June 30, 2019 and 2018 was 60.4% and 63.9%, respectively, a decrease of 3.5 percentage points in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2019 and 2018 was 62.8% and 63.9%, respectively, a decrease of 1.1 percentage points in the current year period over the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2019 and 2018 was $2,901,927 and $2,543,201 respectively, an increase of $358,726, or 14.1%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $265,214, or 16.2% in addition to an increase in general and administrative expenses of $93,512, or 10.4% in the current quarter. Selling, general and administrative expense for the six months ended June 30, 2019 and 2018 was $5,618,125 and $4,961,101, respectively, an increase of $657,024, or 13.2%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $513,135, or 16.2% and an increase in general and administrative expenses of $143,889, or 8.0% in the current year. Selling expenses increased in the first half, and second quarter, of 2019 compared to the same period in 2018 primarily as a result of increases in sales staffing and incentive costs, shipping, product demonstrations and marketing, among other selling related activities. General and administrative expenses increased in both the second quarter and first half of 2019 compared to the same periods in 2018 primarily a result of increased staffing and professional fees driven mostly by long-term term development and brand protection activities in 2019.

Interest Expense

Interest expense for the three months ended June 30, 2019 and 2018 was $111,088 and $116,284, respectively, a decrease of $5,196 or 4.5%, in the current year period over the prior year period. Interest expense for the six months ended June 30, 2019 and 2018 was $221,502 and $235,002, respectively, a decrease of $13,500 or 5.7%, in the current year period over the prior year period. The decrease in interest expense for the second quarter and first six months of 2019 was primarily the result of decreased debt compared to the second quarter and first six months of 2018.

Income Taxes

The income tax expense for the three months ended June 30, 2019 and 2018 was $134,363 and $306,839, respectively, a decrease of $172,476 or 56.2%, in the current year period over the prior year period mostly as a result of lower pre-tax income in the second quarter of 2019, compared to the same quarter in 2018. The Company’s estimated federal and state combined income tax rate was 27.2% and 27.6% for the three months ended June 30, 2019 and 2018, respectively. The income tax expense for the six months ended June 30, 2019 and 2018 was $284,366 and $429,583, respectively, a decrease of $145,217 or 33.8%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first six months of 2019, compared to the same period in 2018. The Company’s estimated federal and state combined income tax rate was 26.5% and 27.5% for the three months ended June 30, 2019 and 2018, respectively.

Net Income

Net income for the three months ended June 30, 2019 and 2018 was $359,911 and $803,255, respectively, a decrease of $443,344, or 55.2%, in the current year period over the prior year period. Net income for the six months ended June 30, 2019 and 2018 was $786,387 and $1,133,710, respectively, a decrease of $347,323, or 30.6%, in the current year period over the prior year period. The decrease in net income for the second quarter and first half of 2019, compared to the comparable periods in of 2018, was primarily the result of decreased gross profits in addition to higher selling, general & administrative expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2019 and 2018 was $103,459 and $546,817, respectively, a decrease of $443,358, or 81.1%, in the current year quarter over the prior year period. Income applicable to common shareholders for the six months ended June 30, 2019 and 2018 was $273,483 and $622,378, respectively, a decrease of $348,896, or 56.1%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in the second quarter and first six months of 2019, compared to the same periods of 2018, was primarily the result of lower net income in the current periods partially offset by a decrease in tax provision.

Liquidity and Capital Resources

At June 30, 2019, the Company had a working capital balance of $22.8 million and a current working capital ratio of 6.82:1.

At June 30, 2019, the Company had a cash balance of $8,246,642, while at December 31, 2018, the Company had a cash balance of $9,737,467. The decrease in our cash balance during the first half of 2018 was primarily the result of investment in vineyard development and property and equipment.

Total cash provided by operating activities in the six months ended June 30, 2019 was $513,213. Cash provided by operating activities for the six months ended June 30, 2019 was primarily associated with income from operations adjusted for depreciation expense and payment of grape contracts and accounts receivable.

Total cash used in investing activities in the six months ended June 30, 2019 was $1,620,884. Cash used in investing activities for the six months ended June 30, 2019 primarily consisted of property and equipment purchases and vineyard development.

Total cash used in financing activities in the six months ended June 30, 2019 was $383,154. Cash used in financing activities for the six months ended June 30, 2019 consisted primarily of the payment of debt.

Non-cash investing and financing activities in the six months ended June 30, 2019 was $136,778. This was primarily the result of the vineyard development and property and equipment acquisition costs in accounts payable.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in June 2018, until July 31, 2019. The index rate of prime plus zero, with a floor of 3.25%, at June 30, 2019 was 4.0%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2019, the Company was in compliance with all of the financial covenants.

At June 30, 2019 and December 31, 2018 the Company had no balance outstanding on the line of credit. At June 30, 2019, the Company had $2,000,000 available on the line of credit.

As of June 30, 2019 the Company had a 15 year installment note payable of $1,508,582, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2019, the Company had a total long-term debt balance of $6,468,617, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, net of debt issuance costs of $165,662. As of December 31, 2018, the Company had a total long-term debt balance of $6,840,834, exclusive of debt issuance costs of $172,225.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of June 30, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of Richard F. Goward Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101  The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 14, 2019	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By	/s/ Richard F. Goward Jr.
Richard F. Goward Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)