Form 10-Q
period 2019-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2019-11-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Number of shares of common stock outstanding as of November 13, 2019: 4,964,529

  WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2019	2018

CURRENT ASSETS
Cash and cash equivalents	$7,511,913	$9,737,467
Accounts receivable, net	2,069,793	2,352,890
Inventories (Note 2)	16,529,308	16,247,109
Prepaid expenses and other current assets	166,333	219,800
Income tax receivable	16,158	77,063
Total current assets	26,293,505	28,634,329

Other assets	13,824	34,836
Vineyard development costs, net	7,517,381	7,028,920
Property and equipment, net (Note 3)	27,868,829	25,784,451
Operating lease right of use assets	4,917,783	-

TOTAL ASSETS	$66,611,322	$61,482,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$656,155	$844,820
Accrued expenses	1,015,168	911,129
Current portion of notes payable	1,488,676	1,685,181
Current portion of long-term debt	433,005	417,293
Current portion of lease liabilities	197,338	-
Unearned revenue	426,864	517,710
Grapes payable	285,500	1,019,129
Total current liabilities	4,502,706	5,395,262

Long-term debt, net of current portion and debt issuance costs	5,934,221	6,251,316
Lease liabilities, net of current portion	4,747,578	-
Deferred rent liability	26,823	50,480
Deferred gain	912	24,983
Deferred income taxes	2,200,227	2,200,227
Total liabilities	17,412,467	13,922,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
4,662,768 shares issued and outstanding, liquidation preference
$19,863,392 at September 30, 2019 and 4,662,768 shares issued and outstanding, liquidation preference $19,350,487, at December 31, 2018,
respectively.	19,088,459	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2019 and
December 31, 2018, respectively.	8,512,489	8,512,489
Retained earnings	21,597,907	20,728,677
Total shareholders’ equity	49,198,855	47,560,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,611,322	$61,482,536

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

SALES, NET	$6,758,367	$5,461,039	$17,547,990	$15,814,950
COST OF SALES	2,694,345	1,918,868	6,704,974	5,660,429

GROSS PROFIT	4,064,022	3,542,171	10,843,016	10,154,521

OPERATING EXPENSES
Sales and marketing	1,860,537	1,699,236	5,542,123	4,867,687
General and administrative	929,158	869,993	2,865,697	2,662,643
Total operating expenses	2,789,695	2,569,229	8,407,820	7,530,330

INCOME FROM OPERATIONS	1,274,327	972,942	2,435,196	2,624,191

OTHER INCOME (EXPENSE)
Interest income	25,268	1,964	35,554	10,968
Interest expense	(110,547)	(119,270)	(332,049)	(354,272)
Other income/(expense), net	(18,060)	25,967	103,040	164,009

INCOME BEFORE INCOME TAXES	1,170,988	881,603	2,241,741	2,444,896

INCOME TAX PROVISION	(318,788)	(239,966)	(603,154)	(669,549)

NET INCOME	852,200	641,637	1,638,587	1,775,347

Accrued preferred stock dividends	(256,452)	(256,438)	(769,357)	(767,770)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$595,748	$385,199	$869,230	$1,007,577

Income per common share after preferred dividends	$0.12	$0.08	$0.18	$0.20

Weighted average number of
common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	426,476	426,476

Balance at March 31, 2019	4,662,768	$18,575,554	4,964,529	$8,512,489	$20,898,701	$47,986,744

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	359,911	359,911

Balance at June 30, 2019	4,662,768	$18,832,006	4,964,529	$8,512,489	$21,002,160	$48,346,655

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	852,200	852,200

Balance at September 30, 2019	4,662,768	$19,088,459	4,964,529	$8,512,489	$21,597,907	$49,198,855

	Nine-Month Period Ended September 30, 2018
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2017	4,427,991	$17,339,508	4,964,529	$8,512,489	$18,889,012	$44,741,009

Preferred stock sold	206,432	435,856				435,856

Preferred stock dividends accrued	-	254,893	-	-	(254,893)	-

Net income	-	-	-	-	330,454	330,454

Balance at March 31, 2018	4,634,423	$18,030,257	4,964,529	$8,512,489	$18,964,573	$45,507,319

Preferred stock sold	28,095	543,807				543,807

Preferred stock dividends accrued	-	256,438	-	-	(256,438)	-

Net income	-	-	-	-	803,255	803,255

Balance at June 30, 2018	4,662,518	$18,830,502	4,964,529	$8,512,489	$19,511,390	$46,854,381

Preferred stock dividends accrued	-	256,438	-	-	(256,438)	-

Net income	-	-	-	-	641,637	641,637

Balance at September 30, 2018	4,662,518	$19,086,940	4,964,529	$8,512,489	$19,896,589	$47,496,018

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,638,587	$1,775,347
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,293,783	1,205,565
Loss on disposition of property & equipment	487	805
Non-cash loss from other assets	21,012	14,317
Loan fee amortization	9,875	9,935
Deferred rent liability	(23,657)	(23,658)
Deferred gain	(24,072)	(24,072)
Change in operating assets and liabilities:
Accounts receivable, net	283,097	191,823
Inventories	(282,199)	(548,950)
Prepaid expenses and other current assets	53,467	(28,366)
Unearned revenue	(90,846)	(61,933)
Deferred revenue-distribution agreement	-	(95,220)
Grapes payable	(733,629)	(1,053,715)
Accounts payable	(206,896)	(206,797)
Accrued expenses	104,039	218,666
Income taxes payable	60,905	177,256
Net cash from operating activities	2,103,953	1,551,003

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(571,065)	(1,121,992)
Additions to property and equipment	(3,250,679)	(3,325,232)
Net cash from investing activities	(3,821,744)	(4,447,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(196,505)	(193,103)
Payments on long-term debt	(311,258)	(295,882)
Proceeds from issuance of preferred stock	-	549,238
Net cash from financing activities	(507,763)	60,253

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,225,554)	(2,835,968)

CASH AND CASH EQUIVALENTS, beginning of period	9,737,467	13,776,257

CASH AND CASH EQUIVALENTS, end of period	$7,511,913	$10,940,289

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$154,775	$177,338

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019, or any portion thereof.

The Company’s revenues include direct-to-consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling and distribution.

Earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator

Net income	$852,200	$641,637	$1,638,587	$1,775,347
Accrued preferred stock dividends	(256,452)	(256,438)	(769,357)	(767,770)

Net income applicable to common shares	$595,748	$385,199	$869,230	$1,007,577

Denominator

Weighted average common shares	4,964,529	4,964,529	4,964,529	4,964,529

Income per common share
after preferred dividends	$0.12	$0.08	$0.18	$0.20

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2019	December 31, 2018

Winemaking and packaging materials	$637,332	$736,902
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	6,128,079	8,527,814
Finished goods (bottled wine and related products)	9,763,897	6,982,393

Current inventories	$16,529,308	$16,247,109

3) PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2019	December 31, 2018

Construction in progress	$4,156,742	$1,747,047
Land, improvements and other buildings	11,764,811	11,135,596
Winery building and hospitality center	16,099,297	15,993,490
Equipment	12,843,875	12,750,152

	44,864,725	41,626,285

Accumulated depreciation	(16,995,896)	(15,841,834)

Property and equipment, net	$27,868,829	$25,784,451

4) DISTRIBUTION AGREEMENT RECEIVABLE AND DEFERRED REVENUE

Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years expiring September 1, 2018. To facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. In October of 2014, the Company received payment of the final $250,000 under this agreement. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight-line basis over the seven year life of the agreement. For the three months ended September 30, 2019 and 2018, the Company has recognized revenue related to this agreement in the amount of $0 and $23,790, respectively, recorded to other income. For the nine months ended September 30, 2019 and 2018, the Company has recognized revenue related to this agreement in the amount of $0 and $95,220, respectively, recorded to other income.

5) DEBT

Line of Credit Facility – In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime, is payable monthly, and is subject to annual renewal. In July of 2019, the Company renewed the credit agreement until July 31, 2021. The interest rate was 5.00% at September 30, 2019 and 4.00% at December 31, 2018. At September 30, 2019 and December 31, 2018 there was no outstanding balance on this revolving line of credit.

Notes payable –In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of September 30, 2019 the Company did not have a balance due on this note. As of December 31, 2018 the Company had a balance due of $137,667.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2019 the Company had a balance of $1,488,674 due on this note. As of December 31, 2018 the Company had a balance of $1,547,514 due on this note.

Long Term Debt –The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,514,278 and $6,816,928 as of September 30, 2019 and December 31, 2018. These loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $15,300 and $23,906 as of September 30, 2019 and December 31, 2018, respectively. The purpose of this loan was to purchase a vehicle.

As of September 30, 2019 the Company had unamortized debt issuance costs of $162,350. As of December 31, 2018 the Company had unamortized debt issuance costs of $172,225.

6) INTEREST AND TAXES PAID

Income taxes – The Company paid $163,000 and $158,000 in income taxes for the three months ended September 30, 2019 and 2018, respectively. The Company paid $542,250 and $492,250 in income taxes for the nine months ended September 30, 2019 and 2018, respectively.

Interest - The Company paid $106,996 and $113,889 for the three months ended September 30, 2019 and 2018, respectively, in interest on long-term debt. The Company paid $324,715 and $343,726 for the nine months ended September 30, 2019 and 2018, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2019 and 2018. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$2,383,256	$2,333,721	$4,375,111	$3,127,318	$6,758,367	$5,461,039
Cost of Sales	703,331	542,154	1,991,014	1,376,714	2,694,345	1,918,868
Gross Margin	1,679,925	1,791,567	2,384,097	1,750,604	4,064,022	3,542,171
Selling Expenses	1,175,802	1,073,089	545,617	554,408	1,721,419	1,627,497
Contribution Margin	$504,123	$718,478	$1,838,480	$1,196,196	$2,342,603	$1,914,674
Percent of Sales	35.3%	42.7%	64.7%	57.3%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$6,458,908	$6,237,364	$11,089,082	$9,577,586	$17,547,990	$15,814,950
Cost of Sales	1,735,974	1,580,697	4,969,000	4,079,732	6,704,974	5,660,429
Gross Margin	4,722,934	4,656,667	6,120,082	5,497,854	10,843,016	10,154,521
Selling Expenses	3,406,569	3,089,948	1,676,676	1,550,114	5,083,245	4,640,062
Contribution Margin	$1,316,365	$1,566,719	$4,443,406	$3,947,740	$5,759,771	$5,514,459
Percent of Sales	36.8%	39.4%	63.2%	60.6%	100.0%	100.0%

Direct sales include $418 and $66,420 of bulk wine sales in the three months ended September 30, 2019 and 2018, respectively. Direct sales include $45,981 and $201,390 of bulk wine sales in the nine months ended September 30, 2019 and 2018, respectively.

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

Operating leases – Not yet commenced – The Company has entered into a contract to build and lease a retail wine facility in Folsom, California, referred to as Willamette Wineworks, and anticipates this lease commencing in the fourth quarter 2019.

The following tables provide lease cost and other lease information for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Lease Cost
Operating Lease cost - Vineyards	$113,685	$341,055
Operating Lease cost - Other	17,580	52,740
Short-term lease cost	9,005	26,905
Total Lease Cost	$140,270	$420,700

Other information
(Gains) and losses on sale and leaseback transactions, net	$(8,024)	$(24,071)
Cash paid for amounts included in the measurement
of lease liabilities
Operating cash flows from operating leases - Vineyard	104,948	314,461
Operating cash flows from operating leases - Other	17,400	52,200
Weighted-average remaining lease term - operating leases	18.24	18.24
Weighted-average discount rate - operating leases	6.24%	6.24%

As of September 30, 2019, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2019	$45,959
2020	203,481
2021	210,307
2022	197,651
2023	190,730
Thereafter	4,096,788
Present value of operational lease liabilities	$4,944,916

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

NOTE 11 – SUBSEQUENT EVENTS

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Such policies were unchanged during the nine months ended September 30, 2019.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales are more profitable to the Company than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,744 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company. Membership in the Company’s wine club increased by approximately 145 net members, or 1.9%, to a total of 7,653 members during the nine months ending September 30, 2019. The Company believes the increase in preferred stockholders, who receive enhanced discounts, has reduced the number of people who would otherwise become wine club members. However, management anticipates that new preferred stockholders will purchase the Company’s wines over a longer period of time, than the average wine club member, making their enhanced winery status beneficial to the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had bulk wine sales of $418 for the three months ended September 30, 2019 and $66,420 in bulk wine sales for the same period of 2018. The Company had bulk wine sales of $45,981 for the nine months ended September 30, 2019 and $201,390 in bulk wine sales for the same period of 2018.

The Company sold approximately, 111,778 and 102,155 cases of produced wine during the nine months ended September 30, 2019 and 2018, respectively, an increase of 9,623 cases, or 9.4% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2019, wine inventory included approximately 146,091 cases of bottled wine and 286,383 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 159,926 cases during the nine months ended September 30, 2019.

The Company continues to position itself for strategic growth through property purchases, property development and issuance of Preferred Stock. Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers, online articles and broadcast networks in the third quarter of 2019.

Wine Enthusiast awarded the Company’s 2016 Griffin Creek Merlot with 91 points, the 2016 Griffin Creek Syrah with 90 points, the 2018 Whole Cluster Rosé of Pinot Noir with 90 points and Editors' Choice, the 2016 Méthode Champenoise Brut with 90 points and 2018 Estate Rosé of Pinot Noir with 90 points.

Wine & Spirits awarded the Company’s 2016 Tualatin Estate Chardonnay with 92 points and was named "Year's Best Chardonnays", the 2017 Estate Chardonnay with 91 points and named a “Best Buy”, the 2016 Bernau Block Chardonnay with 90 points and named the 2016 Dijon Clone Chardonnay a “Best Buy”.

The Company’s 2016 Méthode Champenoise Brut won Double Gold and was named Best Sparkling in the Northwest by Sip Northwest Magazine. The Company’s 2016 Père Ami won a gold medal in Sip Northwest Magazine’s Best of the Northwest Wine Competition.

The Company’s 2015 Méthode Champenoise Brut won Double Gold in the Six Nations Wine Challenge, a global competition where wineries from the United States received a small percentage of the awards, a total of 14 Double Gold awards, including the Company’s Brut.

The Company’s 2018 Whole Cluster Rosé won Double Gold at the American Fine Wine Rosé Competition.

The Company’s 2015 Bernau Block Pinot Noir, 2018 Whole Cluster Rosé, 2017 Whole Cluster Pinot Noir, 2017 Pinot Blanc, 2017 Pinot Gris, 2017 Griffin Creek Viognier, 2015 Griffin Creek Grenache, 2015 Yamhill-Carlton AVA Series Pinot Noir, 2014 Dijon Clone Chardonnay, 2018 Riesling and 2016 Maison Bleue Voltigeur Viognier were featured in articles by Medium, Great Northwest Wine, Capital Gazette, South Florida Reporter, Marshall Independent, Passing the Vine, The Barrel Cellar, Nittany Epicurean, Chuck Hill Wine Reviews and the New Hampshire Wine-man blog.

The Company’s Winery Director, Christine Clair, was selected by Wine Enthusiast as one of their 2019 40 Under 40 Tastemakers and was featured in a full-page article.

The Company’s Winery Director, Christine Clair, was quoted in a USA Today article about the ways in which climate change is affecting the wine industry. An image of the Company’s Estate Vineyard graced the front cover of USA Today Weekend. The Company was also included in a USA Today Travel article about harvests on the west coast with a picture of the Estate.

The Company’s Founder/CEO, Jim Bernau, was named a 2019 Top Wine Industry Leader and was featured on the cover of Wine Business Monthly with an article describing his contributions to the growing Oregon wine industry, describing him as a “champion of Oregon wine.”

The Company’s Founder/CEO, Jim Bernau, was quoted in an Oregonian article about the booming Oregon Wine Industry, which was also shared on Yahoo News.

Oregon Solidarity, the Company’s joint winemaking project with King Estate Winery, Silvan Ridge Winery and The Eyrie Vineyards whose proceeds benefit the Rogue Valley winegrowers whose contracts were abruptly canceled by a large California wine producer, was featured in numerous articles, including Portland Monthly, Oregon Wine Press, The Growler, Newport News Times, Eugene Register-Guard, Growing Produce and CU4 Wine Blog.

Wine Enthusiast selected Oregon Solidarity as the winner of the Wine Star Award for Innovator of the Year and featured the Company’s Founder/CEO, Jim Bernau, in an article announcing the finalists and a follow-up article announcing the winners. The Eugene Register-Guard, The Columbian, Statesman Journal, Yahoo Finance News and Wine Business Monthly shared that the Oregon Solidarity collaboration won the Wine Enthusiast Wine Star Award

The Company was named the 13th fastest-growing company (2016-2018) in Oregon & SW Washington by the Portland Business Journal. The Company was also featured in the Portland Business Journal Corporate Philanthropy Awards, honoring companies that excel in community service and corporate giving.

Eastern Oregonian, Union-Bulletin and My Columbia Basin covered the Company’s partnership with the city of Milton-Freewater to build a shared winemaking and tasting room facility at the Maison Bleue Estate Vineyard in The Rocks District.

The Company’s Walla Walla wine brands, Maison Bleue and Pambrun, were included in an Associated Press article about Walla Walla wines. The article was shared on more than 120 major news outlets including The Washington Post, The New York Times, ABC News, Yahoo News, Chicago Tribune, Union-Bulletin, Federal News Radio, Daily Herald, The Sentinel, SFGate, Kansas City Star, Napa Valley Register and Edge Media Network.

The Company’s wines were highlighted in an MSN Lifestyle article about Vegan spirits, beer and wine.

The Company’s Estate Tasting Room, food pairing offerings and yoga events were featured with images in Travel + Leisure Magazine. The Company’s Estate Tasting Room was featured in other travel articles, including Sip Northwest Magazine, Travel Oregon and Travel Salem.

The Statesman Journal, Wine Business Monthly, Oregon Wine Press and The Oregonian included the Company in coverage about the first Women in Wine conference held at the Company’s Estate in Turner, Oregon.

The Company’s Winemaker, Joe Ibrahim, was featured in an in-depth article in The Barrel Cellar.

Statesman Journal did a featured article on Salem Dining Month and included the Company as the presenting sponsor.

The Company was included in a Yahoo News article about a new Oregon wine quiz with Alexa developed by Travel Oregon.

The Company’s Founder/CEO, Jim Bernau, was quoted in several articles regarding wine legislation and the OLCC Listening Sessions, including the Capital Press, Market Screener, The Seattle Times, Statesman Journal, Eugene Register-Guard, Miami Herald, Bend Bulletin, Washington Times and Sacramento Bee.

The Company’s 29th Annual Grape Stomp Championship & Harvest Celebration was the only Oregon event featured in a Budget Travel article about harvest festivals in the United States. The Company’s event was also featured on KPTV Fox Channel 12 (Portland network affiliate), Thrillist, Statesman Journal, Oregon Travel Daily, Winged M and Travel Salem.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2019 and 2018 were $6,758,367 and $5,461,039, respectively, an increase of $1,297,328, or 23.8%, in the current year period over the prior year period. This increase was mainly caused by an increase in sales through distributors of $1,247,793 and an increase in direct sales of $49,535 in the current year three-month period over the prior year period. The increase in direct sales to consumers was primarily the result of retail sales increases in wine club and kitchen sales, partially offset by a decrease in bulk wine and grape sales. The increase in revenue from sales through distributors was partially the result of timing attributed to recovering lower sales from quarter 2 in quarter 3. Sales revenue for the nine months ended September 30, 2019 and 2018 were $17,547,990 and $15,814,950, respectively, an increase of $1,733,040, or 11.0%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $221,544 and an increase in revenues from sales through distributors of $1,511,496 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased wine club and kitchen sales combined with a decrease in bulk wine sales in 2019 when compared to 2018.

Cost of Sales

Cost of Sales for the three months ended September 30, 2019 and 2018 were $2,694,345 and $1,918,868, respectively, an increase of $775,477, or 40.4%, in the current period over the prior year period. This change was primarily the result of increased sales volumes combined with an increase in cost per case of newly released vintages. The Company continues to evaluate its cost structure to minimize product costs wherever possible. Cost of Sales for the nine months ended September 30, 2019 and 2018 were $6,704,974 and $5,660,429, respectively, an increase of $1,044,545, or 18.5%, in the current period over the prior year period. This change was primarily the result of increased sales volumes combined with sales of higher cost vintages in the current year period compared to the same period in 2018.

Gross Profit

Gross profit for the three months ended September 30, 2019 and 2018 was $4,064,022 and $3,542,171, respectively, an increase of $521,851, or 14.7%, in the current year period over the prior year period. This increase was primarily the result of higher sales revenues being partially offset by higher unit cost of sales when compared to the corresponding period in the prior year. Gross profit for the nine months ended September 30, 2019 and 2018 was $10,843,016 and $10,154,521, respectively, an increase of $688,495, or 6.8%, in the current year period over the prior year period. This increase was primarily the result of an increase in case sales over the first nine months of the year compared to the same period in 2018, being partially offset by higher cost of product sales in the current period compared to the same period in 2018.

Gross profit as a percentage of net sales for the three months ended September 30, 2019 and 2018 was 60.1% and 64.9%, respectively, a decrease of 4.8% in the current year period over the prior year period. Gross profit as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was 61.8% and 64.2%, respectively, a decrease of 2.4% points in the current year period over the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2019 and 2018 was $2,789,695 and $2,569,229 respectively, an increase of $220,466, or 8.6%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $161,301, or 9.5% in addition to an increase in general and administrative expenses of $59,165, or 6.8% in the current quarter compared to the same quarter of 2018. Selling, general and administrative expense for the nine months ended September 30, 2019 and 2018 was $8,407,820 and $7,530,330, respectively, an increase of $877,490, or 11.7%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $674,436, or 13.9% and an increase in general and administrative expenses of $203,054, or 7.6% in the current year period compared to the same period in 2018. Selling expenses increased in the first nine months, and third quarter, of 2019 compared to the same period in 2018 primarily as a result of increases in sales staffing and incentive costs, shipping, product demonstrations and marketing, among other selling related activities. General and administrative expenses increased in both the third quarter and first nine months of 2019 compared to the same periods in 2018 primarily a result of increased staffing and professional fees driven mostly by long-term term development and brand protection activities in 2019.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 was $110,547 and $119,270, respectively, a decrease of $8,723 or 7.3%, in the current year period over the prior year period. Interest expense for the nine months ended September 30, 2019 and 2018 was $332,049 and $354,272, respectively, a decrease of $22,223 or 6.3%, in the current year period over the prior year period. The decrease in interest expense for the third quarter and first nine months of 2019 was primarily the result of decreased debt compared to the third quarter and first nine months of 2018.

Income Taxes

The income tax expense for the three months ended September 30, 2019 and 2018 was $318,788 and $239,966, respectively, an increase of $78,822 or 32.8%, in the current year period over the prior year period mostly as a result of higher pre-tax income in the third quarter of 2019, compared to the same quarter in 2018. The Company’s estimated federal and state combined income tax rate was 27.2% for both the three months ended September 30, 2019 and 2018. The income tax expense for the nine months ended September 30, 2019 and 2018 was $603,154 and $669,549, respectively, a decrease of $66,395 or 9.9%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first nine months of 2019, compared to the same period in 2018. The Company’s estimated federal and state combined income tax rate was 26.9% and 27.4% for the three months ended September 30, 2019 and 2018, respectively.

Net Income

Net income for the three months ended September 30, 2019 and 2018 was $852,200 and $641,637, respectively, an increase of $210,563, or 32.8%, in the current year period over the prior year period. Net income for the nine months ended September 30, 2019 and 2018 was $1,638,587 and $1,775,347, respectively, a decrease of $136,760, or 7.7%, in the current year period over the prior year period. The increase in net income for the third quarter of 2019 over the same quarter in 2018, was primarily the result of an increase in gross profit being partially offset by increased selling, general and administrative expenses in the current quarter compared to the same quarter in 2018. The decrease in net income for the first nine months of 2019 compared to the same period in 2018, was primarily the result of higher selling, general & administrative expenses more than offsetting increased gross profit during the current period compared to the same period in 2018.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2019 and 2018 was $595,748 and $385,199, respectively, an increase of $210,549, or 54.7%, in the current year quarter over the prior year period. Income applicable to common shareholders for the nine months ended September 30, 2019 and 2018 was $869,230 and $1,007,577, respectively, a decrease of $138,346, or 13.7%, in the current year period over the prior year period. The increase in income applicable to common shareholders in the third quarter of 2019 compared to the same quarter in 2018 was primarily the result of higher net income in the current quarter. The decrease in income applicable to common shareholders in the first nine months of 2019 compared to the same period in 2018, was primarily the result of lower net income in the current period.

Liquidity and Capital Resources

At September 30, 2019, the Company had a working capital balance of $21.8 million and a current working capital ratio of 5.84:1.

At September 30, 2019, the Company had a cash balance of $7,511,913, while at December 31, 2018, the Company had a cash balance of $9,737,467. The decrease in our cash balance during the first nine months of 2019 was primarily the result of investment in vineyard development and property and equipment.

In 2019, our board of directors approved the construction of a new tasting room at the Bernau Estate, expected to be mostly completed during the 2020 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $13.1 million, of which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction on the Bernau Estate Tasting Room began in July, 2019 and as of September 30, 2019, we had spent approximately $1.5 million on the project from our cash reserves.

Total cash provided by operating activities in the nine months ended September 30, 2019 was $2,103,953. Cash provided by operating activities for the nine months ended September 30, 2019 was primarily associated with income from operations adjusted for depreciation expense and accounts receivable, partially offset by cash used for inventory. grape and accounts payable.

Total cash used in investing activities in the nine months ended September 30, 2019 was $3,821,744. Cash used in investing activities for the nine months ended September 30, 2019 primarily consisted of property and equipment purchases and vineyard development.

Total cash used in financing activities in the nine months ended September 30, 2019 was $507,763. Cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of the payment of debt.

Non-cash investing and financing activities in the nine months ended September 30, 2019 was $154,775. This was primarily the result of the vineyard development and property and equipment acquisition costs in accounts payable.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July 31, 2021. The index rate of prime plus zero, with a floor of 3.25%, at September 30, 2019 was 5.0%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2019, the Company was in compliance with all of the financial covenants.

At September 30, 2019 and December 31, 2018 the Company had no balance outstanding on the line of credit. At September 30, 2019, the Company had $2,000,000 available on the line of credit.

As of September 30, 2019 the Company had a 15 year installment note payable of $1,488,676, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2019, the Company had a total long-term debt balance of $6,367,226, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, net of debt issuance costs of $162,350. As of December 31, 2018, the Company had a total long-term debt balance of $6,840,834, exclusive of debt issuance costs of $172,225.

The Company believes that cash flow from operations, funds available under the Company’s existing credit facilities, and our ability to raise additional capital through debt and/or equity financing will be sufficient to meet the Company’s foreseeable short and long-term needs.

Off Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors have not materially changed as of September 30, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of John A. Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 13, 2019	By:	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ John A. Ferry
John A. Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)