Form 10-K
period 2019-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2020-03-11
CIK 838875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (503) 588-9463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Redeemable Preferred Stock	WVVIP	NASDAQ Capital Market

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $31,143,778.

The number of outstanding shares of the registrant’s Common Stock as of March 11, 2020 was 4,964,529.

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

Business

Introduction – Willamette Valley Vineyards, Inc. (“the Company” or “WVV”) was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine at the Company’s Turner winery (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Tualatin Estate, Pambrun, Maison Bleue, Natoma, Metis and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Segments – The Company has identified two operating segments, direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies. Direct sales include retail sales in our tasting room and remote sites, wine club sales, online sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary. Distributor sales include all sales through a third party where prices are given at a wholesale rate.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2019, $24 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Pinot Blanc, $24 per bottle; Rose, $18 to $24 per bottle; Methode Champenoise Brut, $55 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir from the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles: Semi-Sparkling Muscat, $20 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $48 per bottle; Merlot, $45 per bottle; Cabernet Sauvignon, $48 per bottle; Grenache, $48 per bottle; Cabernet Franc, $48 per bottle; Tempranillo, $48 per bottle; Malbec, $48 per bottle; The Griffin (a Bordeaux style blend), $65 per bottle; and Viognier, $32 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $75 per bottle and Chardonnay, $75 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $65 per bottle; Merlot, $65 per bottle; and Cabernet Sauvignon, $70 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $75 per bottle; Graviére Syrah, $65 per bottle; Voyageur Syrah, $50 per bottle; Bourgeois Grenache, $50 per bottle; and Voltigeur Viognier, $40 per bottle.

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles: Oregon Blossom (off-dry rosé), $14 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, BIO-CASK, DAEDALUS CELLARS, OREGON’S LANDMARK WINERY, TUALATIN, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, INGRAM ESTATE, IT’S WILLAMETTE, DAMMIT, FULLER, METIS, O’BRIEN and NATOMA marks. Additionally, the Company has allowed use on PAMBRUN, PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 2009 to 2020, U.S. wineries grew in number from 6,357 to 10,742, according to Statistica, and are one of the fastest growing segments in agriculture. U.S. wineries increased production in 2017, the most recent year such data is available, by 7.5% compared to 2016 according to The Wine Institute.

The United States is the largest wine market in the world in terms of revenues and volume representing 15% of world consumption in 2017, the last year in which data is available. Total U.S. wine shipments reached 409 million cases in 2019 with total US wine sales, domestic and import, revenue of $72 billion, up nearly 4% from the previous year according to Wine Analytics Report. U.S. wine sales have grown for 25 consecutive years and there were 644,647 locations in the United States that sold wine in 2017, the last year in which such data is available, an increase of more than 100,000 locations over the past 10 years according to Nielsen.

According to the Wine Marketing Council, U.S. consumers continue to enjoy wine with 240 million Americans, approximately 40% of the adult population, drinking wine in 2018. Of U.S. wine consumers in 2018, 56% were female and 44% male with 33% of consumers drinking wine more than once per week according to the Wine Marketing Council. Domestic wine accounted for 66.9% of U.S. sales in 2018 according to Wines & Vines Analytics Report. The five most popular wines in 2018 were chardonnay, cabernet sauvignon, red blends, pinot gris and pinot noir, according to Nielsen.

In 2018, off-premise sales accounted for roughly 81% of the U.S. market with an average bottle price of $10 according to Nielsen. Direct to consumer (DTC) sales continue to be a fast growing channel in the U.S. market, but still a small percentage of overall volume representing less than 2% of the U.S. volume in 2018, such sales increased by 12% in 2018 from 2017 according to Wines & Vines Analytics.

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

Rob McMillan, EVP and founder of Silicon Valley Bank’s Wine Division, one of the wine industry’s most authoritative experts on the wine industry in his State of The Wine Industry Report 2020, explains that the wine consumers who fueled the growth of super premium wines, Baby Boomers, are moving into retirement, declining in numbers and per capita consumption. While younger generations represent a substantial opportunity for wine producers, winemakers must make dramatic adjustments in their strategies to reach and appeal to these younger consumer groups with different values or face declining sales and profits.

The Company’s Board of Directors and Management believe the winery’s focus on integrity in wine making, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (UOIPRE) in 2018, the most recent year such data is available, the overall number of wineries increased from 769 to 793 with the biggest increases coming from the Willamette Valley, which added 28. Planted acres of wine grape vineyards increased by nearly 2,000 acres from 33,996 to 35,972, an increase of 5.8%, 33,283 acres of which were harvested. Oregon wine grapes produced a 2018 crop with a total value of $209 million, an increase of 8.7% from 2017 according to UOIPRE. Pinot Noir leads all varieties accounting for 57% of planted acreage and 59% of production. According to UOIPRE, Oregon case sales in 2018 were 4.1 million, up from 3.6 million in 2017, a 15.1% increase. UOIPRE reported case sales in dollars for 2018 to be approximately $607 million, a 10.3% increase from 2017.

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

2018 Oregon harvest – The Oregon Vineyard and Winery Census Report states that 2018 saw increases in sales for Oregon wine alongside increased vineyard production. Pinot Noir continued to lead statewide production representing 57% of planted acreage and 59% of production in 2018. The overall number of wineries increased from 769 in 2017 to 793 in 2018 with total tons crushed in Oregon increasing 3.3% from 77,170 tons in 2017 to 79,685 in 2018.

2019 Oregon harvest – There is no official data available on the 2019 Oregon harvest as of the date of this report.

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

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Estate Winery, the McMinnville Tasting Room in McMinnville, Oregon, the Tualatin Estate Tasting Room in Forest Grove, Oregon, the Maison Bleue Tasting Room in Walla Walla, Washington, the Tasting Room in Folsom, California and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and future winery in the Walla Walla AVA under the names Pambrun, Maison Bleue and Metis. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area, purchased another 17 acres in January 2017 and through a lot line adjustment added 3 acres to the property. The Company is in the process of constructing a new winery and tasting room, called Bernau Estate, focused on sparkling wines and Biodynamic farming practices at the vineyard. In 2020 the Company is opening a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and sell wine under the brand name Natoma as well as its other brands.

Vineyards

The Company owns and leases approximately 914 acres of land, of which 705 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 71% of the grapes needed to meet the winery’s current production capacity, of 524,000 gallons (220,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2019	Harvest 2018
Owned Vineyards
WVV Estate	107	67	1	-	39	285	313
Tualatin Estate Vineyard	107	58	2	-	47	199	209
Ingram Vineyard	86	63	-	-	23	162	72
Pambrun Vineyard	87	20	-	30	37	28	21
Loeza Vineyard	62	-	35	23	4	-	-
Louisa Vineyard	53	-	-	25	28	-	-
Rocks Vineyard	37	-	15	19	3	-	-
Bernau Estate	20	15	-	-	5	36	71
Dayton Vineyard	40	-	-	39	1	-	-
Sub-Total	599	223	53	136	187	710	686

Leased Vineyards
Peter Michael Vineyard	79	66	3	-	10	350	341
Meadowview Vineyard	49	49	-	-	-	236	263
Elton Vineyard	59	54	-	2	3	215	211
Ingram Vineyard	110	50	43	17	-	61	-
Bernau Estate	18	-	5	4	9	-	-
Sub-Total	315	219	51	23	22	862	815

Contracted Vineyards* Various	262	262	-	-	-	1,046	1,063

Total	1,176	704	104	159	209	2,618	2,564

*	Contracted acreage is estimated

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

Ingram Estate and Elton Vineyard – In 2008, the Company purchased 86 acres near Hopewell, Oregon, for vineyard plantings. Adjacent to the purchased land is an additional 110 leased acres, also for vineyard development. The Company believes the site is ideally situated to grow premium Pinot Noir. The Ingram site is also adjacent to Elton Vineyards, where the Company leases 54 acres of established vineyards.

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

Maison Bleue Vineyard – The Company purchased approximately 37 acres in the new Rocks District of Milton-Freewater appellation near Milton-Freewater, Oregon in 2016. The Company planted 10 acres in 2019. Grapes from this vineyard will go to the Maison Bleue label.

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 15 acres of producing Pinot Noir. Additionally, the Company added 3 acres through a lot line adjustment to add to the parcel. The Company leases 18 adjoining acres. The Company planted 3 acres in 2019.

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016

Salem Hills Vineyard – The Company purchased 69 acres south of Salem, Oregon in 2019.

Grape Vines – Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting new Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source, Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

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

In 2019, the Company’s producing acres in the Estate Vineyard yielded approximately 285 tons of grapes and 199 tons at Tualatin Estate. Leased Vineyards produced an aggregate of 862 tons of grapes in 2019. Ingram Estate produced 162 tons of grapes in 2019. Bernau Estate produced 36 tons of grapes in 2019. Pambrun Vineyard produced 28 tons of grapes in 2019.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2019, the Company purchased an additional 1,046 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

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

Winery

Wine production facility – The Company’s Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2019, the Winery produced approximately 172,869 cases (411,100 gallons) from its 2017 and 2018 harvest.

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

Hospitality facility – The Company has a renovated tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”) at the Estate Winery. The main floor of the Hospitality Center includes retail sales space with the Estate Tasting Room, Club Room for Wine Club Members and Owners, dining area and mezzanine, which altogether are designed to accommodate approximately 300 persons for tastings, wine and food pairing meals, public and private events and meetings. An iconic observation tower and tiered decks around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Estate Vineyard. The tiered decks funnel into an outdoor courtyard that hosts many seasonal gatherings. To the south side of the tiered decks the Company has two hospitality suites for overnight accommodations. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet to store up to 1,800 barrels of wine for aging in the proper environment.

Just outside the Hospitality Center, the Company has a landscaped park setting consisting of terraced lawns for outdoor events. The area between the Winery and Hospitality Center form a 20,000 square foot quadrangle. As designed, a removable fabric top can cover the quadrangle, making it an all-weather outdoor facility to promote the sale of the Company’s wines through festivals and social events. Above the Company’s working Winery is the Pinot Room and Founders’ Room, which can accommodate 40 persons and 111 persons, respectively, for public and private events.

The Company believes the Hospitality Center and surrounding areas make the Winery an attractive recreational and social destination for tourists and residents, thereby enhancing the Company’s ability to sell its wines.

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $6,411,086 at December 31, 2019. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869

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

Direct sales – The Company’s Estate Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). We believe the unique location along Interstate 5 has resulted in generally greater amount of wines sold at the Estate Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital and growing sales channel and an effective means of product promotion. The Estate Winery Tasting Room is open daily and offers wine tasting and education by trained personnel. The Company offers a complimentary daily tour along with by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has one of the largest wine club memberships in Oregon and features a Members-only Club Room at the Estate Winery.

In 2014, the Company launched daily food pairings to accompany its wines. Led by the Winery Chef, the menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” community-style wine dinners hosted regularly throughout each month. In 2019, the Company added a new experience offered throughout the week called Small Bites Pairings that features four wines paired with four small bites to educate guests on food and wine pairing.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email.

The Company also operates four additional tasting rooms; one in historic downtown McMinnville, in the heart of Oregon Wine Country, one at its Tualatin Vineyard (located 30 minutes west of Portland) one in downtown Walla Walla, Washington, and in 2020 opened one in Folsom, California.

The Company holds six major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving. Numerous private events, charitable and political events are also held at the Winery.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2019 and 2018, direct sales contributed approximately 38.2% and 39.5% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 3 non-domestic (export) customers. For 2019 and 2018, sales to distributors and wine brokers contributed approximately 61.8% and 60.5% of the Company’s revenue from operations, respectively.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2019, sales to one distributor represented approximately 14.1% of total Company revenue. In 2018, sales to one distributor represented approximately 21.0% of total Company revenue.

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

In December 2017, the federal government passed comprehensive tax legislation which included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content with wines containing higher alcohol levels being taxed at $1.57 per gallon. Additionally, the legislation provides for a $1 credit per gallon for the first 30,000 gallons produced; $0.90 for the next 100,000 gallons; and then $0.535 for up to 750,000 gallons. These modifications were effective January 2018 and for two years and have since been extended for 2020.

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

Employees

As of December 31, 2019, the Company had approximately 132 full-time employees and 74 part-time or seasonal employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

Additional Information

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the Company’s website at www.wvv.com. All of the reports we file with the SEC are available from this website. All websites referred to herein are inactive textual references only, meaning that the information contained in such websites is not incorporated by reference herein.

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

Our operations are susceptible to changing weather patterns and other environmental factors

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as hail storms, wildfires and wind, snow and ice storms. Any such extreme weather condition could negatively impact the harvest of grapes at our vineyards and/or the other vineyards that supply us with grapes for our wine. In particular, Oregon’s Willamette Valley has an unpredictable rainfall pattern particularly in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

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

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President and Chief Executive Officer, John Ferry, our Chief Financial Officer and Christine Clair, our Winery Director could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

The Company’s ability to operate requires adequate funding

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements, the proceeds of which were used to acquire the Tualatin Winery and the Tualatin Vineyards, construct and remodel the Hospitality Center and pay down the Company’s revolving line of credit. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under its line of credit facility or capital raises will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

As of December 31, 2019, the Company’s outstanding long-term debt was approximately $6.3 million but it did not have any outstanding borrowings under its $2.0 million line of credit. Additionally, the Company had notes payable to private parties of approximately $1.5 million as of December 31, 2019.

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

Loss of the “Willamette Valley Vineyards” and “Willamette” trademarks could adversely affect the Company’s distinction within the AVA

The Company has long held the federal trademarks “Willamette Valley Vineyards” and “Willamette” as used in its wine brands. While it is lawful for wine producers meeting the federal and state requirements to list the American Viticultural Area “Willamette Valley” source of their wine grapes and wine on their labels, packaging and advertising materials, the Company has enforced its trademarks on any unauthorized use as a wine brand. These trademarks have been challenged and, should the Company lose this challenge or future challenges, the Company could lose a competitive advantage.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (Public Law 115-97), which made extensive changes to the Internal Revenue Code of 1986 (IRC), including income tax rates and provisions related to alcohol that are administered by TTB. Those changes became effective January 1, 2018 and were applicable to any wine removed or imported during calendar years 2018 and 2019. The impact of the changes on the Company was a reduction in the Federal excise taxes imposed on wines with an alcohol volume between 14-16%, which are now taxed at $1.07 per gallon compared to the prior tax rate in 2017 of $1.57. The tax law also allows for certain volume production credits that the Company may be eligible to take which further decreases the Company’s excise tax liability. If the alcohol excise tax provisions contained in the Tax Cuts and Jobs Act are not continuously extended, the tax rates and credits will revert to where they were before the bill was signed into law thus increasing the Company’s excise tax liability.

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

As the Company’s sales revenues are dependent in part upon the purchases made by and continued goodwill with its holders of Preferred Stock, any failure to pay dividends timely could adversely effect the Company’s sales. Additionally, as the Company focuses its issuance of Preferred Stock to wine enthusiasts likely to purchase the Company’s wines, any failure by the Management to successfully target its stock sales could diminish the opportunity to maximize earnings and offset the administrative, regulatory and legal costs of this form of capital formation through Preferred Stockholder wine purchases.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 914 acres of land, of which 599 acres is owned and 315 acres leased. Of the 914 acres of land owned or leased, 440 acres are productive vineyards, 263 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 211 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2019, the Winery produced approximately 172,869 cases (411,800 gallons) from its 2017 and 2018 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

The following table below sets forth for the quarters indicated the high and low sales prices for the Company’s common stock as reported on the NASDAQ Capital Market:

Holders

As of December 31, 2019, the Company had approximately 2,200 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any Common Stock dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2019.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Willamette Valley Vineyards’ financial statements, which have been prepared in accordance with generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based upon the information available. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, leases, investments, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods.

Revenue - The Company’s principal sources of revenue are derived from direct sales and sales through distributors of wine. Distributor sales are recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with wholesalers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day or longer terms for some international wholesalers. Direct sales from items sold through the Company’s retail locations are recognized at the time of sale.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center and growth in wine club membership. The Company had 7,565 wine club memberships for the year ended December 31, 2019, a net increase of 56 when compared to 2018. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,738 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 9,000 potential customers of the Company. The Company also has approximately 2,200 common shareholders which we believe represent an estimated 3,450 potential customers when considering joint ownership. Additionally, the Company has made significant investment in developing alternative wine brands, products, direct sales methods and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 156,791 and 146,300 cases of produced wine during the years ended December 31, 2019 and 2018, respectively, an increase of 10,491 cases, or 7.2% in the current year over the prior year. The increase in case sales was primarily the result of increased shipments to distributors in 2019 when compared to 2018.

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

At December 31, 2019, wine inventory included approximately 115,011 cases of bottled wine and 445,482 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 172,869 cases during the year ended December 31, 2019.

Results of Operations

2019 compared to 2018

Net income was $2,553,984 and $2,858,580, for the years ended December 31, 2019 and 2018, respectively, a decrease of $304,596, or 10.7%, for the year ended December 31, 2019 over the prior year period. The primary reason for this decrease was higher gross profit being more than offset by higher operating expenses for the year ended December 31, 2019, compared to the previous year.

Net income applicable to common shareholders was $1,484,838 and $1,839,665, for the years ended December 31, 2019 and 2018, respectively, a decrease of $354,827, or 19.3%, for the year ended December 31, 2019 over the prior year period. This decrease was primarily driven by lower net income.

The Company had net sales of $24,749,263 and $23,079,739 for the years December 31, 2019 and 2018, respectively, an increase of $1,669,524 or 7.2%, for the year ended December 31, 2019 over the prior year period. The reasons for this increase include increased sales in retail sales (6.4%), in-state sales (6.0%) and out-of-state sales (11.2%).

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2019 and 2018:

	Twelve months ended
	December 31,
	2019	2018

Retail sales	$9,382,155	$8,818,483
In-state sales	5,215,251	4,918,276
Out-of-state sales	10,228,132	9,201,200
Bulk wine/miscellaneous sales	156,768	368,046

Total revenue	24,982,306	23,306,005

Less excise taxes	(233,043)	(226,266)

Sales, net	$24,749,263	$23,079,739

Retail sales revenues for the years ended December 31, 2019 and 2018 were $9,382,155 and $8,818,483, respectively, an increase of $563,672, or 6.4%, for the year ended December 31, 2019 over the prior year period. This increase was primarily driven by growth in most major retail categories.

Bulk Wine/miscellaneous sales revenues for the years ended December 31, 2019 and 2018 were $156,768 and $368,046, respectively, a decrease of $211,278 in 2019 compared to 2018. This decrease was primarily the result of a better balance of grapes produced to requirements, which resulted in fewer grapes being in excess of product targets in 2019 compared to the previous year.

In-state sales revenues for the years ended December 31, 2019 and 2018 were $5,215,251 and $4,918,276, respectively, an increase of $296,975, or 6.0%, for the year ended December 31, 2019 over the prior year period. Management believes this increase is primarily due to increased visibility of our products in the Oregon market as well as enhanced sales efforts in 2019.

Out-of-state sales revenues for the years ended December 31, 2019 and 2018 were $10,228,132 and $9,201,200, respectively, an increase of $1,026,932, or 11.2%. Management believes this increase is related to increased sales and promotion efforts in 2019.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise taxes for the years ended December 31, 2019 and 2018 were $233,043 and $226,266, a decrease of $6,777, or 3.0%, for the year ended December 31, 2019 over the prior year period. This increase was due primarily to increased wine sales revenues in 2019.

Cost of Sales was $9,454,681 and $8,298,240 for the years ended December 31, 2019 and 2018, respectively, an increase of $1,156,441, or 13.9%, for the year ended December 31, 2019, over the prior year period. The increase in cost of sales can be attributed mainly to higher case sales volume and higher product costs, as a result of selling vintages from higher cost years.

Gross profit was $15,294,582 and $14,781,499 for the years ended December 31, 2019 and 2018, respectively, an increase of $513,083, or 3.5%, for the year ended December 31, 2019 over the prior year period. This increase was generally driven by an increase in sales revenues partially offset by a higher cost of sales.

The gross margin percentage was 61.8% and 64.0% for the years ended December 31, 2019 and 2018, respectively, a decrease of 2.2%, for the year ended December 31, 2019 over the prior year period. This decrease in the gross profit percentage was primarily the result of an overall decrease in per case margins mostly due to the release of wines from vintages produced from higher product costs.

Selling, general and administrative expenses were $11,567,058 and $10,598,784 for the years ended December 31, 2019 and 2018, respectively, an increase of $968,274, or 9.1%, for the year ended December 31, 2019 over the prior year period. This increase was mainly the result of both increased staffing and other selling expenses and increased general and administrative costs associated with efforts to increase sales and accommodate and develop retail growth and new operations.

Income from operations was $3,727,524 and $4,182,715 for the years ended December 31, 2019 and 2018, respectively, a decrease of $455,191, or 10.9%, for the year ended December 31, 3019 compared to the prior year period. The primary reason for this decrease was increased gross profit being more than offset by increased selling and administrative expense.

Interest income was $48,066 and $26,591 for the years ended December 31, 2019 and 2018, respectively, an increase of $21,475. The increase was primarily due to higher interest rates on deposits in 2019 compared to the previous year. Interest expense was $440,999 and $457,689 for the years ended December 31, 2019 and 2018, respectively, a decrease of $16,690, or 3.6%, for the year ended December 31, 2019 over the prior year period. The decrease in interest expense was mainly due to the decrease in loan balances in 2019 compared to the previous year.

Other income, net, was $128,433 and $187,969 for the years ended December 31, 2019 and 2018, respectively, a decrease of $59,536, or 31.7%, for the year ended December 31, 2019 over the prior year period. The decrease in other income in 2019 compared to 2018 was primarily the result of a decrease in revenue recognized from the amortization of a distribution agreement due to that agreement completing the amortization period during 2018.

Provision for income taxes was $952,123 and $1,081,006 for the years ended December 31, 2019 and 2018, respectively, a decrease of $128,883, or 11.9%, for the year ended December 31, 2019 over the prior year period. This decrease in income taxes in 2019 compared to 2018 were primarily the result of lower income from operations in 2019.

Income per common share after preferred dividends was $0.30 and $0.37 for the years ended December 31, 2019 and 2018, respectively, a decrease of $0.07, or 18.9%, for the year ended December 31, 2019 over the prior year period. The primary reason for this decrease is a decrease in net income in 2019 compared to 2018.

The Company had cash balances of $7,050,176, at December 31, 2019, and $9,737,467 at December 31, 2018. The Company had no outstanding line of credit balance at December 31, 2019 or 2018.

EBITDA

In 2019, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased 6.5% to $5,668,420 from $6,063,147 in 2019, primarily as a result of a decrease in net income.

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

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2019	2018
Net Income	$2,510,901	$2,858,580
Depreciation and amortization expense	1,812,463	1,692,463
Interest Expense	440,999	457,689
Interest Income	(48,066)	(26,591)
Income tax expense	952,123	1,081,006
EBITDA	$5,668,420	$6,063,147

Sales

Wine case sales for the years ended December 31, 2019 and 2018 and ending inventory amounts for the year ended December 31, 2019, are shown on the following table, as well as planned production quantities for the year ending December 31, 2020:

				Planned Bottling
	Cases Sold	Cases Sold	Cases On-Hand	Production
Varietal/Product	2019	2018	December 31, 2019	(Cases) 2020

Pinot Noir/Estate	14,696	13,100	4,119	31,789
Pinot Noir/Barrel Select	12,713	13,100	5,542	12,500
Pinot Noir/Founders Reserve	3,934	4,900	6,676	5,500
Pinot Noir/Special Designates	5,217	4,800	12,709	6,418
Pinot Noir/Whole Cluster	43,359	38,100	16,948	45,000
Pinot Gris	28,810	27,000	17,943	27,667
Riesling	19,172	21,000	14,252	25,500
Chardonnay	4,244	2,700	8,300	4,450
Table Wine	16,320	16,000	8,693	23,014
Other	8,326	5,600	19,828	7,987

Total	156,791	146,300	115,011	189,825

Approximately 51% of the Company’s case sales during 2019 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 18% and 12% of case sales each, respectively. The Company sold approximately 156,791 and 146,300 cases of Company-produced wine during the years ended December 31, 2019 and 2018, respectively. This represents an increase of approximately 10,491 cases, or 7.2% in 2019 compared to 2018. This increase in case sales in 2019 compared to 2018 was primarily the result of increased shipments through distributors.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 38.2%, 20.9% and 40.9%, of net sales for the year ended December 31, 2019, respectively. This compares to 39.4%, 21.1% and 39.5% of net sales for the year ended December 31, 2018, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had approximately 115,011 cases of bottled wine on-hand at the end of 2019. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 189,825 cases of wine in 2020 and that sufficient stock is on hand to meet current demand levels until the 2020 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2019, approximately 172,869 cases were produced, and Management anticipates bottling approximately 189,825 cases in 2020. The Winery has capacity to store and process about 220,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2019, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. The facility is maintained in good condition and is occasionally used by other local wineries. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2019 and 2018 vintages, the Company grew approximately 60% and 59% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2019 and 2018, 37% and 34% of grapes harvested were purchased under short-term contracts, and 3% and 7% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $222,419 and $191,189 worth of grapes from long-term contracts during the years ended December 31, 2019 and 2018, respectively. The Company received $1,426,867 and $1,621,287 worth of grapes from short-term contracts during the years ended December 31, 2019 and 2018, respectively. Total grapes payable was $792,595 and $1,019,129 as of December 31, 2019 and 2018, respectively. Grapes payable includes $112,650 and $96,910 of grapes payable from long-term contracts as of December 31, 2019 and 2018, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 104 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 159 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 10 acres in 2020, which we anticipate will begin producing grapes in 2024. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2019.

Wine Enthusiast awarded the Company’s 2016 Fuller Pinot Noir with 92 points, 2017 Bernau Block Pinot Noir with 91 points, 2018 Whole Cluster Pinot Noir 2016 with 91 points and Editors’ Choice, 2017 Estate Pinot Noir with 90 points, 2016 Méthode Champenoise Brut with 90 points, 2018 Estate Rosé of Pinot Noir with 90 points, 2017 Elton Pinot Noir with 90 points, 2018 Riesling with 90 points and was named a “Best Buy,” and the 2018 Pinot Gris with 90 points.

Wine Enthusiast reviewed the Company’s Griffin Creek wines from the Rogue Valley AVA and awarded the Griffin Creek Merlot with 91 points and the 2016 Griffin Creek Syrah with 90 points.

Wine Enthusiast reviewed the Company’s Elton wines from the Eola-Amity Hills AVA and awarded the 2017 Elton Chardonnay with 92 points, the 2017 Elton Self-Rooted Pinot Noir with 91 points and the 2017 Elton Florine Pinot Noir with 90 points.

Wine Enthusiast reviewed the Company’s Maison Bleue wines from the Walla Walla AVA and awarded the 2017 Frontière Syrah with 92 points and Editors’ Choice, the 2017 Voyageur Syrah with 92 points and Editors’ Choice, the 2017 Bourgeois Grenache with 90 points and the inaugural release of the 2017 Métis Red Blend with 90 points.

The Company’s 2017 Estate Pinot Noir received a 90-point score from Wine Spectator and was included in an article titled “9 Oregon Pinot Noirs at 90+ Points.”

Wine Enthusiast awarded the Company’s 2016 Pambrun Cabernet Sauvignon, sourced from high-elevation hillside plantings in Walla Walla’s SeVein, with 90 points.

Wine Advocate awarded the Company’s 2016 Pambrun Cabernet Sauvignon with 91 points, the 2016 Pambrun Merlot with 90 points and the 2016 Pambrun Chrysologue with 90 points.

Wine & Spirits awarded the Company’s 2017 Whole Cluster Rosé of Pinot with 90 points, was named a “Best Buy” and one of the Year’s Best Rosés. They named the Company’s 2016 Méthode Champenoise Brut as one of the “Year’s Best Summer Sparklers” and it received a score of 90 points. Wine & Spirits also reviewed the Company’s Chardonnays and awarded the 2016 Tualatin Estate Chardonnay with 92 points and one of the “Year’s Best Chardonnays,” the 2017 Estate Chardonnay with 91 points and a “Best Buy,” the 2016 Bernau Block Chardonnay with 90 points and named the 2016 Dijon Clone Chardonnay a “Best Buy.”

The Company’s 2017 Maison Bleue Graviere Syrah was awarded 92 points and named among the Year’s Best US Syrahs & Red Blends by Wine & Spirits.

The Company’s 2016 Méthode Champenoise Brut won Double Gold and was named Best Sparkling in the Northwest by Sip Northwest Magazine and the Company’s 2016 Père Ami won a gold medal in Sip Northwest Magazine’s Best of the Northwest Wine Competition.

The Company’s 2015 Méthode Champenoise Brut won Double Gold in the Six Nations Wine Challenge.

The Company’s 2018 Pinot Gris won Best in Show - White at the Portland Wine & Seafood Festival.

Josh Raynolds from Vinous awarded the Company’s 2016 Elton Self-Rooted Pinot Noir with 94 points, the 2016 Elton Florine Pinot Noir with 93 points, the 2016 the O’Brien Pinot Noir with 93 points, the 2016 Hannah Pinot Noir with 91 points and 2016 Estate Pinot Noir with 90 points.

James Suckling awarded the Company’s 2017 Estate Chardonnay with 91 points. It was also awarded 91 points and received a Gold medal from SavorNW.

Wine Enthusiast selected Oregon Solidarity as the winner of the Wine Star Award for Innovator of the Year. The Company’s Oregon Solidarity wines is a collaboration with King Estate Winery, Silvan Ridge Winery and The Eyrie Vineyards to support growers in the Rogue Valley whose contracts were abruptly cancelled.

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

Northwest Meetings + Events named the Company “Best Winery with Event Space” and featured an image of the Estate on the cover of the magazine.

Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2019, the Company had a working capital balance of $21.4 million and a current ratio of 4.98:1. The Company had cash balances of $7,050,176, at December 31, 2019.

Total cash provided from operating activities for the year ended December 31, 2019 was $4,291,446, which resulted primarily from cash provided by net income combined with increased non-cash operating expenses, such as depreciation and reduced accounts receivable, being partially offset by cash used in connection with increased inventory and decreased grapes payable.

Total cash used in investing activities for the year ended December 31, 2019 was $5,318,648, which was primarily due to cash used to acquire property and equipment and to develop vineyards on the Company’s properties.

Total cash used in financing activities for the year ended December 31, 2019 was $1,660,089, which primarily resulted from repayment of debt and payment of a preferred stock dividend.

In 2019, the Company’s Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be mostly completed during the 2020 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $13.1 million, of which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction on the Bernau Estate Tasting Room began in July, 2019 and as of December 31, 2019, we had spent approximately $2.1 million on the project from our cash reserves.

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories. The revolving line bears interest at prime less 0.5%, is payable monthly, and is subject to annual renewal The line of credit agreement also includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, and limits the level of acquisitions of property and equipment. At December 31, 2019, the Company had no outstanding borrowings under its $2,000,000 line of credit, and was in compliance with the line of credit’s financial covenants. The current line of credit loan agreement with Umpqua Bank is due to expire in July 2021.

As of December 31, 2019, the Company had a long-term debt balance of $6,411,086 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development. Additionally, the Company had a long-term debt balance of $12,431 owed to Toyota Credit Corporation for the purchase of a vehicle.

As of December 31, 2019, the Company had a installment note payable of $1,468,479, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2019 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$6,423,517	$438,378	$922,460	$1,019,768	$4,042,911
Notes payable	1,468,473	83,892	183,543	206,760	994,278
Grape payables	792,595	792,595	-	-	-
Operating leases	4,898,958	203,482	407,980	399,104	3,888,392

Total contractual obligations	$13,583,543	$1,518,347	$1,513,983	$1,625,632	$8,925,581

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2019 or 2018.

Off Balance Sheet Arrangements

At December 31, 2019 and 2018, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, shareholders’ equity, and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842.

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

/s/ Moss Adams LLP

Portland, Oregon

March 11, 2020

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,050,176	$9,737,467
Accounts receivable, net (Note 2)	1,814,004	2,352,890
Inventories (Note 3)	17,075,080	16,247,109
Prepaid expenses and other current assets	202,981	219,800
Income tax receivable	623,568	77,063
Total current assets	26,765,809	28,634,329

Other assets	13,824	34,836
Vineyard development costs, net	7,624,646	7,028,920
Property and equipment, net (Note 4)	28,648,301	25,784,451
Operating lease right of use assets	4,862,907	-

TOTAL ASSETS	$67,915,487	$61,482,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$859,215	$844,820
Accrued expenses	1,004,281	911,129
Current portion of note payable	1,468,473	1,685,181
Current portion of long-term debt	438,378	417,293
Current portion of lease liabilities	203,482	-
Unearned revenue	604,777	517,710
Grapes payable	792,595	1,019,129
Total current liabilities	5,371,201	5,395,262

Long-term debt, net of current portion and debt issuance costs	5,826,161	6,251,316
Lease liabilities, net of current portion	4,714,413	-
Deferred rent liability	-	50,480
Deferred gain	-	24,983
Deferred income taxes	2,958,606	2,200,227
Total liabilities	18,870,381	13,922,268

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 4,662,768 shares issued and outstanding, liquidation preference $19,350,487, at December 31, 2019 and December 31, 2018, respectively.	18,319,102	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	8,512,489	8,512,489
Retained earnings	22,213,515	20,728,677
Total shareholders’ equity	49,045,106	47,560,268

LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,915,487	$61,482,536

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2019	2018

SALES, NET	$24,749,263	$23,079,739
COST OF SALES	9,454,681	8,298,240

GROSS PROFIT	15,294,582	14,781,499

OPERATING EXPENSES:
Sales and marketing	7,449,088	6,701,837
General and administrative	4,117,970	3,896,947
Total operating expenses	11,567,058	10,598,784

INCOME FROM OPERATIONS	3,727,524	4,182,715

OTHER INCOME (EXPENSE)
Interest income	48,066	26,591
Interest expense	(440,999)	(457,689)
Other income, net	128,433	187,969

INCOME BEFORE INCOME TAXES	3,463,024	3,939,586

INCOME TAX PROVISION	(952,123)	(1,081,006)

NET INCOME	2,510,901	2,858,580

Preferred stock dividends	(1,026,063)	(1,018,915)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,484,838	$1,839,665

Basic income per common share after preferred dividends	$0.30	$0.37

Weighted average number of basic common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2017	4,427,911	$17,339,508	4,964,529	$8,512,489	$18,889,012	$44,741,009

Issuance of preferred stock, net	234,857	979,594	-	-	-	$979,594

Preferred stock dividends declared	-	-	-	-	(1,018,915)	$(1,018,915)

Net income	-	-	-	-	2,858,580	$2,858,580

Balance at December 31, 2018	4,662,768	18,319,102	4,964,529	8,512,489	20,728,677	47,560,268

Preferred stock dividends declared	-	-	-	-	(1,026,063)	(1,026,063)

Net income	-	-	-	-	2,510,901	2,510,901

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,510,901	$2,858,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,812,463	1,692,463
Loss on disposition of property & equipment	487	805
Non-cash lease expense	21,012	14,317
Non-cash loss from other assets	(31,543)	-
Loan fee amortization	13,248	13,248
Deferred rent liability	-	(31,544)
Deferred income taxes	758,379	613,000
Deferred gain	(24,983)	(32,094)
Change in operating assets and liabilities:
Accounts receivable, net	538,886	(592,851)
Inventories	(827,971)	(1,453,515)
Prepaid expenses and other current assets	16,819	(111,698)
Income tax receivable	(546,505)	(77,063)
Income taxes payable	-	(125,297)
Unearned revenue	87,067	211,146
Deferred revenue-distribution agreement	-	(95,220)
Grapes payable	(226,534)	(436,440)
Accounts payable	96,568	(185,426)
Accrued expenses	93,152	39,702
Net cash from operating activities	4,291,446	2,302,113

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development	(783,653)	(1,215,704)
Additions to property and equipment	(4,534,995)	(4,046,161)
Net cash from investing activities	(5,318,648)	(5,261,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	-	(430,305)
Payment on installment note for property purchase	(216,708)	(212,138)
Payments on long-term debt	(417,318)	(397,274)
Issuance of preferred stock, net	-	979,594
Payment of preferred stock dividend	(1,026,063)	(1,018,915)
Net cash from financing activities	(1,660,089)	(1,079,038)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,687,291)	(4,038,790)

CASH AND CASH EQUIVALENTS, beginning of year	9,737,467	13,776,257

CASH AND CASH EQUIVALENTS, end of year	$7,050,176	$9,737,467

Supplemental disclosure of non-cash flow information:
Purchases of property and equipment and vineyard development costs included in accounts payable	$54,371	$136,544
Right of use assets in exchange for operating lease obligations	$5,050,793	$-
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$441,693	$454,902
Income tax paid	$740,250	$670,000

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

In 2019, sales to one distributor represented approximately 14.1% of total Company revenue. In 2018, sales to one distributor represented approximately 21.0% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $1,814,004 and $2,352,890 as of December 31, 2019 and 2018 exclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,626,881 and $1,447,545 at December 31, 2019 and 2018, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2019 and 2018, approximately $169,542 and $159,863, respectively, was amortized into inventory costs.

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

Review of long-lived assets for impairment – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Long-lived assets consist primarily of property and equipment.  Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2019 and 2018.

Distribution agreement receivable – Effective September 1, 2011, the Company entered into an agreement with Young’s Market Company for distribution of Company-produced wines in Oregon and Washington. The terms of this contract include exclusive rights to distribute Willamette Valley Vineyard’s wines in Oregon and Washington for seven years. In an effort to facilitate the transition, with as little disruption as possible, Young’s Market Company agreed to compensate Willamette Valley Vineyards for ongoing Oregon sales and branding efforts. As a result, the Company was due to receive $250,000 per year starting on September 2011 for each of the next four years for a total of $1,000,000. As of December 31, 2018, the Company has no distribution agreement receivable with the final payment having been made in 2014. The total amount of $1,000,000 received by the Company related to this agreement is being recognized as revenue on a straight-line basis over the seven-year life of the agreement. For the year ended December 31, 2018 the Company has recognized revenue related to this agreement in the amount of $95,220, recorded to other income. As of December 31, 2018 this distribution agreement has been fully amortized.

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

The Company had no unrecognized tax benefits as of December 31, 2019 or 2018. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2019 and 2018 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California, South Carolina and Connecticut. The Company may be subject to examination by the IRS for tax years 2016 through 2019. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2015 through 2019. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2019, and December 31, 2018, the Company has recorded deferred revenue in the amount of $125,713 and $224,848, respectively, which is included in unearned revenue on the balance sheet.

The Company has price incentive programs with its distributors to encourage product placement and depletions. When recording a sale to the customer, an incentive program liability is recorded to accrued liabilities and sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability. For the year ended December 31, 2019 and 2018, the Company recorded incentive program expenses of $1,044,528 and $970,462, respectively, as a reduction in sales on the Statement of Income. As of December 31, 2019, and 2018, the Company has recorded an incentive program liability in the amount of $64,952 and $41,015, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. The Company estimates the depletion liability and accrues it as a reduction to revenue in the same period the revenue is recognized. Incentive program payments are made when completed incentive program payment requests are received from the customers. Incentive payments to a customer reduce the incentive program accrued liability and any differences between the accrued liability and the actual depletion incentive are recognized when the payment is made. For the years ended December 31, 2019 and 2018, the Company recorded incentive program expenses of $1,044,528 and $970,462, respectively, as a reduction in sales on the income statement. As of December 31, 2019, and 2018, the Company has recorded an incentive program liability in the amount of $64,952 and $41,015, respectively, which is included in accrued expenses on the balance sheet.

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

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as selling, general and administrative expenses without regard to inventory units. Warehouse and winery production and facilities costs, are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2019 and 2018, advertising costs incurred were approximately $146,906 and $147,286 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2019 and 2018, these costs, which are included in selling, general and administrative expenses, totaled approximately $151,553 and $101,638, respectively.

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

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2019 and 2018, excise taxes incurred were approximately $233,043 and $226,266 respectively.

Income per common share after preferred dividends – Income per share is computed based on the weighted-average number of common shares outstanding each year.

Recently issued accounting standards (adopted) – The new revenue standard was required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company adopted the standard in the first quarter of 2018 using the modified prospective method. The Company evaluated the effect of the standard and concluded it was not material to the Company’s financial reporting. Additionally, the Company concluded that the application of the standard did not have a material effect that would require a retrospective adjustment.

Recently issued accounting standards (adopted) – In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in Topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset of approximately $5.0 million, of which $4.8 million, or 96.0%, represent the lease of vineyard property. Vineyard lease costs are recognized either as part of capitalized vineyard development costs or inventory valuation depending on the productive or pre-productive nature of the vineyard. As such, adoption of the standard did not have a material impact on our Statement of Operations or Statement of Cash flows but did have a material impact on our Balance Sheet.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $10,000 and $7,098 at December 31, 2019 and 2018, respectively. Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2019	2018

Balance at Beginning of Period	$7,098	$3,977
Charged to costs and expenses	2,902	4,618
Write-offs, net of recoveries	-	(1,497)

Balance at End of Period	$10,000	$7,098

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2019	2018

Winemaking and packaging materials	$704,736	$736,902
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	8,313,313	8,527,814
Finished goods (bottled wine and related products)	8,057,031	6,982,393

Total inventories	$17,075,080	$16,247,109

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2019	2018

Construction in progress	$4,193,467	$1,747,047
Land, improvements and other buildings	11,764,811	11,135,596
Winery buildings and hospitality center	16,319,704	15,993,490
Equipment	13,751,324	12,750,152

	46,029,306	41,626,285

Less accumulated depreciation	(17,381,005)	(15,841,834)

	$28,648,301	$25,784,451

Depreciation expense was $1,597,076 and $1,532,600 during the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime less 0.5%, is payable monthly, and is subject to annual renewal. In July of 2019, the Company renewed the credit agreement until July 31, 2021. At December 31, 2019 and 2018 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2019, the Company was in compliance with these financial covenants.

NOTE 6 – NOTES PAYABLE

In March of 2017 the Company purchased approximately 45 acres of farmland in the Walla Walla AVA under terms that included paying one third of the price upon closing, one third on March 15, 2018 and one third on March 15, 2019. As of December 31, 2019, the Company did not have a balance due on this note.

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2019, the Company had a balance of $1,468,473 due on this note.

NOTE 7 – LONG-TERM DEBT

	December 31,
	2019	2018

Northwest Farm Credit Services Loan #4	1,364,964	1,483,733
Northwest Farm Credit Services Loan #5	5,046,122	5,333,195
Toyota Credit Corporation	12,431	23,906
	6,423,517	6,840,834
Debt issuance costs	(158,978)	(172,225)
Current portion of long-term debt	(438,378)	(417,293)

	$5,826,161	$6,251,316

Long-term debt consists of:

The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $6,411,086 and $6,816,928 as of December 31, 2019 and 2018, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2019, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $12,431 and $23,906 as of December 31, 2019 and 2018, respectively. The purpose of this loan was to purchase a vehicle.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2020	438,378
2021	450,040
2022	472,420
2023	496,970
2024	522,798
Thereafter	4,042,911

$6,423,517

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2019 and 2018 was 5.09% and 5.09% respectively.

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

The Company is authorized to issue 10,000,000 shares of preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2019, the Company declared a dividend on its Series A Redeemable Preferred stock payable to shareholders of record at the close of business on December 6, 2019 and paid the dividend on December 31, 2019. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2019 and 2018.

No stock compensation expense was recognized for the years ended December 31, 2019 and 2018. As of December 31, 2019, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, which included reducing the U.S. federal corporate tax rate from 34 percent to 21 percent in tax years beginning after December 31, 2017.

The provision for income taxes consists of:

	Year Ended December 31,
	2019	2018

Current tax expense:
Federal	$130,248	$292,951
State	63,496	175,055

	193,744	468,006

Deferred tax expense (benefit):
Federal	591,493	478,106
State	166,886	134,894

	758,379	613,000

Total	$952,123	$1,081,006

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018

Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.93%	5.93%
Permanent differences	0.47%	0.46%
Tax credits	0.00%	0.00%
Prior year adjustments	-0.01%	0.12%
Changes in tax rates and other	0.11%	-0.07%

	27.50%	27.44%

Permanent differences for the periods consist primarily of changes in tax treatment of meals and entertainment as well as political contributions. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2019	2018

Deferred gain on sale-leaseback	$-	$6,727
Other	61,319	48,263
Prepaids	(52,309)	(40,692)
Depreciation	(2,493,973)	(1,989,100)
Inventory	(473,643)	(225,425)
Net noncurrent deferred tax liability	(2,958,606)	(2,200,227)

Valuation allowance	-	-
Net deferred tax liability	$(2,958,606)	$(2,200,227)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a residence on the Company’s premises, at its convenience, for the Company’s CEO. The CEO provides security and lock-up services and is required to live on premises as a condition of his employment. Over the years the Company has recorded annual expenses less than $12,000, exclusive of depreciation, related to the housing provided for its CEO.

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

Operating leases – Vineyard - In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The Company extended the lease in January 2019 until January 2025. The gain of approximately $500,000 is being amortized over the life of the lease. This property is referred to as the Peter Michael Vineyard and includes approximately 66 acres of producing vineyards.

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first five year extension has been exercised. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard, and includes approximately 49 acres of producing vineyards.

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

Operating leases – Not yet commenced – The Company has entered into a contract to build and lease a retail wine facility in Folsom, California, referred to as Willamette Wineworks, and anticipates this lease commencing in the first quarter of 2020.

The following tables provide lease cost and other lease information for the twelve months ended December 31, 2019:

Twelve Months Ended
December 31, 2019
Lease Cost
Operating Lease cost - Vineyards	$454,738
Operating Lease cost - Other	70,320
Short-term lease cost	21,600

Total Lease Cost	$546,658

Other information

(Gains) and losses on sale and leaseback transactions, net	$(24,983)
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	419,407
Operating cash flows from operating leases - Other	69,600
Weighted-average remaining lease term - operating leases	18.06
Weighted-average discount rate - operating leases	6.24%

As of December 31, 2019, maturities of lease liabilities were as follows:

2020	$501,782
2021	495,521
2022	470,985
2023	452,562
2024	457,973
Thereafter	5,934,596
Total minimal lease payments	8,313,419
Less present value adjustment	(3,395,524)
Operating lease liabilities	4,917,895
Less current lease liabilities	(203,482)
Lease liabilities net of current portion	$4,714,413.00

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

Bernau Estate - In 2019, the Board of Directors approved the construction of a new tasting room at the Bernau Estate, expected to be mostly completed during the 2020 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $13.1 million, of which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction on the Bernau Estate Tasting Room began in July, 2019 and as of December 31, 2019, we had spent approximately $2.1 million on the project from our cash reserves.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2019 and 2018 there were $129,017 and $105,258 contributions made by the Company to the 401(k) plan, respectively.

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

On January 24, 2020 the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The aggregate initial offering price is not to exceed $20,000,000.

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

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2019	2018	2019	2018	2019	2018

Sales, net	$9,463,481	$9,115,074	$15,285,782	$13,964,665	$24,749,263	$23,079,739
Cost of Sales	2,521,094	2,430,148	6,933,587	5,868,092	9,454,681	8,298,240
Gross Margin	6,942,387	6,684,926	8,352,195	8,096,573	15,294,582	14,781,499
Selling Expenses	4,659,543	4,255,324	2,201,091	2,134,665	6,860,634	6,389,989
Contribution Margin	$2,282,844	$2,429,602	$6,151,104	$5,961,908	$8,433,948	$8,391,510
Percent of Sales, net	38.2%	39.5%	61.8%	60.5%	100.0%	100.0%

Direct sales include $156,768 and $368,046 of bulk wine and grape sales in the years ended December 31, 2019 and 2018, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 38.2% and 39.5% of total net revenue for 2019 and 2018, respectively.

Net sales through distributors represented approximately 61.8% and 60.5% of total net revenue for 2019 and 2018, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board, CEO	66	I	2020
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	73	II	2021
John Ferry	Chief Financial Officer	54	NA	NA
James L. Ellis (3)	Director	75	III	2022
Sean M. Cary (2)	Director	46	I	2020
Christopher L. Sarles (1)(4)	Director	55	I	2020
Stan G. Turel (1)(2)(3)(4)	Director	71	II	2021
Leslie Copland (1)	Director	64	III	2022

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

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

John Ferry - Mr. Ferry has served as Chief Financial Officer since September 2019, has previously served as President of Contact Industries, a wood products based OEM supplier from November 2014 until July 2019. He has also served as CFO of Lifeport Inc. a division of Sikorsky Aircraft from April 2012 to November 2014. Further, he has served in senior financial leadership positions in various Aerospace related industries dating back to 1996. Mr. Ferry has earned an Executive MBA from Bath University, in England, and a MA Hon’s degree in Accounts/Economics from Dundee University in Scotland.

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

Leslie Copland - Ms. Copland has served as a director since September 2019. Ms. Copland owns Leslie Copland Leadership and previously worked as Vice President Learning and Development for WE Communications. She holds a Master’s degree in Applied Behavioral Science from the Leadership Institute of Seattle and a B.A, in Art History with minor in Psychology from George Washington University. Ms. Copland’s qualifications to serve on the Company’s Board of Directors include her extensive business experience and expertise in organizational development and executive coaching.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2019 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis with the exception of one Form 3 filing for Leslie Copland, which was filed late.

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

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officers Richard F. Goward Jr. and John Ferry for the fiscal years ended December 31, 2019 and December 31, 2018. No other executive officer of the Company received total compensation in 2019 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2019	$273,039	$233,488	$-	$-	$-	$-	$107,679	$614,206
President, Chief Executive	2018	$265,441	$265,441	$-	$-	$-	$-	$48,675	$579,557
Goward, Richard F. Jr **
Chief Financial Officer	2019	$128,073	$14,500	$-	$-	$-	$-	$6,824	$149,397
Chief Financial Officer	2018	$128,944	$15,315	$-	$-	$-	$-	$6,320	$150,579
John Ferry ***
Chief Financial Officer	2019	$35,000	$-	$-	$-	$-	$-	$495	$35,495

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions .

**	Retired as CFO September 16, 2019

***	Appointed as CFO September 16, 2019

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

Ferry Employment Agreement – The Company and Mr. Ferry are parties to an employment agreement dated September 11, 2019. Under the agreement Mr. Ferry is paid an annual salary of $140,000 that is reviewed annually. Mr. Ferry is also eligible to receive an annual performance-based incentive payment up to $15,000.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2018:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

James L. Ellis	$12,400	-	-	-	-	$408	$12,808
Sean M. Cary	4,300	-	-	-	-	-	4,300
Christopher L. Sarles	2,850	-	-	-	-	-	2,850
Craig Smith	3,950	-	-	-	-	-	3,950
Stan G. Turel	3,950	-	-	-	-	-	3,950
Heather Westing*	2,800	-	-	-	-	-	2,800
Leslie Copland**	600	-	-	-	-	-	600

*	Resigned from the Board of Directors on November 4, 2019

**	Joined the Board of Directors on September 7, 2019

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level. The members of the Board received cash compensation for their service on the Board in 2019 and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 11, 2020, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned (1)

James W. Bernau, President/CEO, Chair of the Board	418,526		8.4%

John Ferry, CFO	-		**

James L. Ellis, Director	19,865		**

Christopher L. Sarles, Director	-		**

Sean M. Cary, Director	5,200		**

Stan G. Turel, Director	14,192		**

Craig Smith, Director	1,500		**

Leslie Copland, Director	-		**

Christopher Riccardi	385,485	(2)	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	459,283		9.3%

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 11, 2020. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015

(3)	Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2019 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

All proposed transactions between the Company and its officers, directors, and principal shareholders are required be approved by a disinterested majority of the members of the Board and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2019 and 2018. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2019	2018

Audit fees (1)	$183,282	$167,000
Tax fees (2)	65,769	71,500

	$249,051	$238,500

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning

The Company did not incur any other audit related fees in either 2019 or 2018.

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

4.2	Description of Common Stock

10.1	Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2

Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3

Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.4*

Exclusive Distribution Agreement by and amount Young’s Market Company of Oregon, LLC an Oregon limited liability company, Young’s Market Company of Washington, LLC, and Oregon limited liability company, and the Company dated August 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 [File No. 000-21522])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

*	Confidential treatment of certain portions of this exhibit has been granted by the SEC pursuant to a request for confidential treatment dated November 10, 2011.

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 11, 2020
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 11, 2020
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 11, 2020
James L. Ellis

/s/ Christopher L. Sarles	Director	March 11, 2020
Christopher L. Sarles

/s/ Craig Smith	Director	March 11, 2020
Craig Smith

/s/ Stan G. Turel	Director	March 11, 2020
Stan G. Turel

/s/ Sean M. Cary	Director	March 11, 2020
Sean M. Cary

/s/ Leslie Copland	Director	March 11, 2020
Leslie Copland