Form 10-Q
period 2020-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2020-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Registrant’s telephone number, including area code: (503) 588-9463

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

Number of shares of common stock outstanding as of May 13, 2020: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$5,667,393	$7,050,176
Accounts receivable, net	2,347,998	1,814,004
Inventories (Note 2)	16,604,638	17,075,080
Prepaid expenses and other current assets	288,803	202,981
Income tax receivable	329,335	623,568
Total current assets	25,238,167	26,765,809

Other assets	13,824	13,824
Vineyard development costs, net	7,731,687	7,624,646
Property and equipment, net (Note 3)	30,343,776	28,648,301
Operating lease right of use assets	5,162,980	4,862,907

TOTAL ASSETS	$68,490,434	$67,915,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,411,056	$859,215
Accrued expenses	804,331	1,004,281
Current portion of notes payable	1,447,966	1,468,473
Current portion of long-term debt	441,906	438,378
Current portion of lease liabilities	273,670	203,482
Unearned revenue	580,598	604,777
Grapes payable	80,472	792,595
Total current liabilities	5,039,999	5,371,201

Long-term debt, net of current portion and debt issuance costs	5,718,016	5,826,161
Lease liabilities, net of current portion	4,941,625	4,714,413
Deferred income taxes	2,958,606	2,958,606
Total liabilities	18,658,246	18,870,381

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 4,662,768 shares issued and outstanding, liquidation preference $19,606,939, and $19,350,487, at March 31, 2020 and December 31, 2019, respectively.	18,575,554	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	8,512,489	8,512,489
Retained earnings	22,744,145	22,213,515
Total shareholders’ equity	49,832,188	49,045,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,490,434	$67,915,487

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2020	2019

SALES, NET	$6,521,895	$4,998,786
COST OF SALES	2,609,853	1,718,150

GROSS PROFIT	3,912,042	3,280,636

OPERATING EXPENSES
Sales and marketing	1,748,040	1,775,000
General and administrative	1,081,464	941,198
Total operating expenses	2,829,504	2,716,198

INCOME FROM OPERATIONS	1,082,538	564,438

OTHER INCOME (EXPENSE)
Interest income	9,517	9,446
Interest expense	(105,742)	(110,414)
Other income, net	95,002	113,009

INCOME BEFORE INCOME TAXES	1,081,315	576,479

INCOME TAX PROVISION	(294,233)	(150,003)

NET INCOME	787,082	426,476

Accrued preferred stock dividends	(256,452)	(256,452)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$530,630	$170,024

Earnings per common share after preferred dividends, basic and diluted	$0.11	$0.03

Weighted-average number of common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	787,082	787,082

Balance at March 31, 2020	4,662,768	$18,575,554	4,964,529	$8,512,489	$22,744,145	$49,832,188

	Three-Month Period Ended March 31, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	426,476	426,476

Balance at March 31, 2019	4,662,768	$18,575,554	4,964,529	$8,512,489	$20,898,701	$47,986,744

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$787,082	$426,476
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	428,235	487,533
Loss/(gain) on disposition of property & equipment	-	487
Loan fee amortization	3,252	3,252
Deferred rent liability	-	(50,480)
Deferred gain	-	(8,025)
Change in operating assets and liabilities:
Accounts receivable, net	(533,994)	(133,681)
Inventories	470,442	(81,466)
Prepaid expenses and other current assets	(85,822)	(4,676)
Unearned revenue	(24,179)	(48,968)
Grapes payable	(712,123)	(1,019,129)
Accounts payable	(131,060)	(167,282)
Accrued expenses	(199,950)	(211,069)
Income taxes payable	-	150,002
Income taxes receivable	294,233	-
Net cash from operating activities	296,116	(657,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(144,639)	(115,650)
Additions to property and equipment	(1,405,884)	(546,653)
Net cash from investing activities	(1,550,523)	(662,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(20,507)	(156,988)
Payments on long-term debt	(107,869)	(103,572)
Net cash from financing activities	(128,376)	(260,560)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,382,783)	(1,579,889)

CASH AND CASH EQUIVALENTS, beginning of period	7,050,176	9,737,467

CASH AND CASH EQUIVALENTS, end of period	$5,667,393	$8,157,578

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$737,271	$50,525
Accrued preferred stock dividends	$256,452	$256,452

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt the Company’s business. In the State of Oregon where the Company operates the Winery and most of the vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, the Company closed all tasting rooms and launched curbside pick-ups, complimentary shipping specials with minimum purchase and a new wine delivery service for local residents. The Company expects the stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect sales revenues, which adversely impacts liquidity, financial condition and results of operations. Even after stay-at-home orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

The Company’s operations could be further disrupted if a significant number of employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19, which could further materially adversely affect liquidity, financial position and results of operations. To support employees and protect the health and safety of employees and customers, the Company may offer enhanced health and welfare benefits, provide bonuses to employees, and purchase additional sanitation supplies and personal protective materials. These measures will increase operating costs and adversely affect liquidity.

The COVID-19 pandemic may also adversely affect the ability of grape suppliers to fulfill their obligations, which may negatively affect operations. If suppliers are unable to fulfill their obligation, the Company could face shortages of grapes, and operations and sales could be adversely impacted.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2020	2019
Numerator

Net income	$787,082	$426,476
Accrued preferred stock dividends	(256,452)	(256,452)

Net income applicable to common shares	$530,630	$170,024

Denominator

Weighted-average common shares	4,964,529	4,964,529

Income per common share after preferred dividends	$0.11	$0.03

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of accounting pronouncements applicable to the Company that are not yet adopted as of March 31, 2020. No new accounting pronouncements were adopted during the quarter ended March 31, 2020.

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740), Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed. Date of adoption is January 1, 2021, early adoption is permitted for the Company. Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim condensed financial statements and does not predict there to be a material impact.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2020	December 31, 2019

Winemaking and packaging materials	$912,457	$704,736
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	7,063,053	8,313,313
Finished goods (bottled wine and related products)	8,629,128	8,057,031

Total inventories	$16,604,638	$17,075,080

3) PROPERTY AND EQUIPMENT NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2020	December 31, 2019

Construction in progress	$5,196,680	$4,193,467
Land, improvements, and other buildings	11,764,811	11,764,811
Winery, tasting room buildings and hospitality center	17,356,837	16,319,704
Equipment	13,799,763	13,751,324

	48,118,091	46,029,306

Accumulated depreciation	(17,774,315)	(17,381,005)

Property and equipment, net	$30,343,776	$28,648,301

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2019, the Company renewed the credit agreement until July 31, 2021. At March 31, 2020 and December 31, 2019, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage as defined. As of March 31, 2020, the Company was in compliance with these financial covenants.

In February 2017, the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2020, the Company had a balance of $1,447,966 due on this note. As of December 31, 2019 the Company had a balance of $1,468,473 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $6,306,026 and $6,411,086 as of March 31, 2020 and December 31, 2019, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At March 31, 2020, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $9,562 and $12,431 as of March 31, 2020 and December 31, 2019, respectively. The purpose of this loan was to purchase a vehicle.

As of March 31, 2020 the Company had unamortized debt issuance costs of $155,666. As of December 31, 2019 the Company had unamortized debt issuance costs of $158,978.

5) INTEREST AND TAXES PAID

Income Taxes – The Company paid no income taxes for the three months ended March 31, 2020 and 2019, respectively.

Interest - The Company paid $105,472 and $109,828 for the three months ended March 31, 2020 and 2019, respectively, in interest on long-term debt.

6) SEGMENT REPORTING

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2020 and 2019. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$1,952,312	$1,720,177	$4,569,583	$3,278,609	$6,521,895	$4,998,786
Cost of Sales	477,632	343,439	2,132,221	1,374,711	2,609,853	1,718,150
Gross Margin	1,474,680	1,376,738	2,437,362	1,903,898	3,912,042	3,280,636
Selling Expenses	1,130,547	1,074,371	486,396	552,668	1,616,943	1,627,039
Contribution Margin	$344,133	$302,367	$1,950,966	$1,351,230	$2,295,099	$1,653,597
Percent of Sales	29.9%	34.4%	70.1%	65.6%	100.0%	100.0%

Direct sales include $28,734 and $42,763 of bulk wine sales in the three months ended March 31, 2020 and 2019, respectively.

7) SALE OF PREFERRED STOCK

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

Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid. At any time after June 1, 2021, the Company has the option, but not the obligation, to redeem all of the outstanding preferred stock in an amount equal to the original issue price plus accrued but unpaid dividends and a redemption premium equal to 3% of the original issue price.

8) LEASES

We determine if an arrangement is a lease at inception. On our balance sheet, our operating leases are included in Operating lease Right-of-use assets (ROU), Current portion of lease liabilities, and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

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

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres are being developed into vineyards. Terms of this agreement contain rent increases, that rises as the vineyard is developed, and contains an escalation provision of CPI plus 0.5% per year capped at 4%.

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

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to following years.

The following tables provide lease cost and other lease information:

Three Months Ended
March 31, 2020

Lease Cost
Operating Lease cost - Vineyards	$113,685
Operating Lease cost - Other	24,461
Short-term lease cost	8,388
Total Lease Cost	$146,534

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	107,632
Operating cash flows from operating leases - Other	25,301
Weighted-average remaining lease term - operating leases in years	17.00
Weighted-average discount rate - operating leases	6.21%

As of March 31, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2020	$449,475
2021	578,438
2022	553,777
2023	534,954
2024	540,365
Thereafter	5,962,188
Total minimal lease payments	8,619,196
Less present value adjustment	(3,403,901)
Operating lease liabilities	5,215,295
Less current lease liabilities	(273,670)
Lease liabilities net of current portion	$4,941,625

9) COMMITMENTS AND CONTINGENCIES

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the Covid-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Such policies were unchanged during the three months ended March 31, 2020.

Overview

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

The Company’s goal is to continue to build on a reputation for producing some of Oregon’s finest, most sought-after wines. The Company has focused on positioning itself for strategic growth through property purchases, property development and issuance of the Company’s Series A Redeemable Preferred Stock (the “Preferred Stock”). Management expects near term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other nearby vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Metis, Natoma, Elton and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s remodeled 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,738 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being excess to production targets, however this is not a significant part of the Company’s activities. The Company had $28,734 in bulk wine sales for the three months ended March 31, 2020 and $42,763 in bulk wine sales in the same period of 2019.

The Company sold approximately 45,035 and 32,429 cases of produced wine during the three months ended March 31, 2020 and 2019, respectively, an increase of 12,606 cases, or 38.9% in the current year period over the prior year period. The increase in wine case sales was primarily the result of increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2020, wine inventory included approximately 117,535 cases of bottled wine and 386,301 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 47,773 cases during the three months ended March 31, 2020.

Net income for the three months ended March 31, 2020 and 2019 was $787,082 and $426,476, respectively, an increase of $360,606, or 84.6%, in the current year period over the prior year period.

Income applicable to common shareholders for the three months ended March 31, 2020 and 2019 was $530,630 and $170,024, respectively, an increase of $360,606, or 212.1%, in the current year period over the prior year period.

Overall gross profit for the three months ended March 31, 2020 and 2019 was $3,912,042 and $3,280,636, respectively, an increase of $631,406, or 19.2%, in the current year period over the prior year period. Gross profit as a percentage of net sales for the three months ended March 31, 2020 and 2019 was 60.0% and 65.6% a decrease of 5.6 percentage points, in the current year period over the prior year period.

The Company generated $0.11 and $0.03 in basic earnings per share after the accrual of dividends on Preferred Stock during the three months ended March 31, 2020 and 2019, respectively.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

James Suckling reviewed the Company’s Elton wines from the Eola-Amity Hills AVA and awarded the 2017 Elton Chardonnay with 92 points, the 2017 Elton Self-Rooted Pinot Noir with 93 points and the 2017 Elton Florine Pinot Noir with 93 points. He also reviewed two of the Company’s single-designated Pinot Noirs and awarded the 2017 Hannah Pinot Noir with 90 points and the 2017 Elton Pinot Noir with 92 points

Wine Enthusiast reviewed the Company’s 2017 Maison Bleue Gravière Syrah from The Rocks District of Milton-Freewater AVA and awarded it with 91 points.

Jeb Dunnuck reviewed releases from the Company’s Maison Bleue brand and awarded the 2017 Frontère Syrah with 94 points, the 2017 Voyageur Syrah with 91 points, the 2017 Gravière Syrah with 91 points and the 2017 Bourgeois Grenache with 90 points. He also reviewed the Company’s Pambrun wines, sourced from high-elevation hillside plantings in Walla Walla’s SeVein, and awarded the 2016 Pambrun Chrysologue with 93 points, the 2016 Pambrun Cabernet Sauvignon with 91 points and the 2016 Pambrun Merlot with 90 points.

Wine.com awarded the Company’s 2018 Whole Cluster Pinot Noir with 92 points, the 2018 Whole Cluster Rosé of Pinot Noir with 90 points and the 2017 Estate Pinot Noir with 90 points.

The Company’s 2018 Pinot Gris was voted Best of Variety at the 2020 TEXSOM International Wine Awards and was given a Judges’ Selection/Platinum Medal.

The Company’s Pinot Gris was included in The Wall Street Journal article titled “Why Wine Remains a Great Connector.”

Impact of COVID-19 on Operations

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, and likely will negatively affect our business and operations. Although the financial impacts of COVID-19 to the Company’s current quarter have been limited due to the timing of onset, the COVID-19 pandemic and the government responses to the outbreak presents uncertainty and risk with respect to the Company and its performance and financial results.

During March, 2020, with the exception of key operations personnel, we have shifted our office staff to remote workstations, and we expect we will continue to operate remotely until state and local government shelter-in-place orders have been lifted and management determines it is safe for employees to return to offices.

Although we have not experienced significant disruptions to our supply chain network, all of the Company’s tasting rooms have been closed in March, 2020 in compliance with shelter-in-place orders imposed by the local state government, which we expect may negatively impact our direct to consumer sales since as of the date of this report the Company’s tasting rooms remained closed. In response to the closing of our tasting rooms, the Company launched curbside pick-ups, complimentary shipping specials with minimum purchase and a new wine delivery service for locals, which we are hopeful will mitigate some of the expected declines in direct to consumer sales.

Additionally, the demand for the Company’s wine sold directly or through distributors to restaurants, bars, and other hospitality locations will likely be significantly reduced in the near-term due to shelter-in-place orders restricting consumers from visiting, as well as in some cases the temporary closure of, such establishments.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

RESULTS OF OPERATIONS

Revenue

Sales for the three months ended March 31, 2020 and 2019 were $6,521,895 and $4,998,786, respectively, an increase of $1,523,109, or 30.5%, in the current year period over the prior year period. This increase was mainly caused by an increase in sales through distributors of $1,290,974 combined with an increase in direct sales to customers of $232,135 in the current year three month period over the prior year period. The increase in sales through distributors is primarily the result of new product placements and growth in the Company’s brand recognition in the first quarter of 2020 when compared to same quarter of 2019. The increase in sales through direct sales was mostly attributable to an increase in telephone and internet sales and the opening of the Wineworks facility in Folsom, California, during the first quarter of 2020.

Cost of Sales

Cost of Sales for the three months ended March 31, 2020 and 2019 were $2,609,853 and $1,718,150, respectively, an increase of $891,703, or 51.9%, in the current period over the prior year period. This change was primarily the result of increased case sales in the first quarter of 2020 when compared to the same period in 2019.

Gross Profit

Gross profit for the three months ended March 31, 2020 and 2019 was $3,912,042 and $3,280,636, respectively, an increase of $631,406, or 19.2%, in the current year period over the prior year period. This increase is primarily the result of increased sales revenues being partially offset by increased cost of sales in the first quarter of 2020 compared to the same period in 2019.

Gross profit as a percentage of net sales for the three months ended March 31, 2020 and 2019 was 60.0% and 65.6%, a decrease of 5.6 percentage points, in the current year period over the prior year period. This decrease was primarily the result of changes in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 was $2,829,504 and $2,716,198, respectively, an increase of $113,306, or 4.2%, in the current year period over the prior year period. This increase was primarily the result of an increase in administration expenses of $140,266, or 14.9% being partially offset by a decrease in selling and marketing expenses of $26,960, or 1.5% in the current quarter compared to the same quarter in 2019. General and administrative expense increases were primarily related to increased professional fees, property taxes and insurance cost in the first quarter of 2020 compared to the same quarter of 2019. Selling expenses decreased in the first three months of 2020 compared to the same period of 2019, primarily as a result of lower travel and contract labor costs in the current quarter.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was $105,742 and $110,414, respectively, a decrease of $4,672 or 4.2%, in the current year period over the prior year period. The decrease in interest expense was primarily the result of a lower amount of debt in the first quarter of 2020 compared to the same quarter in 2019.

Income Taxes

The income tax expense for the three months ended March 31, 2020 and 2019 was $294,233 and $150,003, respectively, an increase of $144,230 or 96.2%, in the current year period over the prior year period. The Company’s estimated federal and state combined income tax rate was 27.2% and 26.0% for the three months ended March 31, 2020 and 2019, respectively. The increase in income tax provision was primarily the result of higher pre-tax income before taxes in 2020 when compared to the same quarter in the prior year.

Net Income

Net income for the three months ended March 31, 2020 and 2019 was $787,082 and $426,476, respectively, an increase of $360,606, or 84.6%, in the current year period over the prior year period. This increase is primarily the result of an increase in income from operations being partially offset by an increase in the income tax provision in the first quarter of 2020 compared to the same quarter in 2019.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended March 31, 2020 and 2019 was $530,630 and $170,024, respectively, an increase of $360,606, or 212.1%, in the current year period over the prior year period. This increase is primarily the result of increased net income.

Liquidity and Capital Resources

At March 31, 2020, the Company had a working capital balance of $20.2 million and a current working capital ratio of 5.01:1.

At March 31, 2020, the Company had a cash balance of $5,667,393. At December 31, 2019, the Company had a cash balance of $7,050,176. This decrease is primarily the result of increased cash used in investing activities primarily on the construction of a new tasting room in Dundee, Oregon. The total construction costs for the project is expected to be approximately $13.1 million, which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction began in July, 2019 and was paused in March 2020 as a result of the uncertainty on the impact of the COVID-19 pandemic on the Company’s business. As of March 31, 2020, we had incurred approximately $4.0 million on the project.

Total cash generated from operating activities in the three months ended March 31, 2020 was $355,213. Cash generated in operating activities for the three months ended March 31, 2020 was primarily associated with cash received from increased net income and reduced inventory, being partially offset by cash used in connection with an increase in accounts receivable and a decrease in grapes payables.

Total cash used in investing activities in the three months ended March 31, 2020 was $1,550,523. Cash used in investing activities for the three months ended March 31, 2020 primarily consisted of cash used on construction activity on a new tasting room and vineyard development costs.

Total cash used in financing activities in the three months ended March 31, 2020 was $187,473. Cash used in financing activities for the three months ended March 31, 2020 primarily consisted of repayment of debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July, 2021. The interest rate is prime less 0.5%, with a floor of 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2020, the Company was in compliance with all of the financial covenants.

As of March 31, 2020 and December 31, 2019 the Company had no balance outstanding on the line of credit.

As of March 31, 2020 the Company had a 15-year installment note payable of $1,447,966, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2020, the Company had a total long-term debt balance of $6,315,588, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $155,666. As of December 31, 2019, the Company had a total long-term debt balance of $6,423,517, exclusive of debt issuance costs of $158,978.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), which could materially affect our business, results of operations or financial condition. The risk factor below updates the risk factors contained in our 2019 Annual Report,

The COVID-19 pandemic could adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon where we operate the Winery and most of our vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, we have closed all of our tasting rooms and have launched curbside pick-ups, complimentary shipping specials with minimum purchase and a new wine delivery service for local residents. We expect the stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect our sales revenues, which adversely impacts our liquidity, financial condition and results of operations. Even after stay-at-home orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

Our operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19, which could further materially adversely affect our liquidity, financial position and results of operations. To support our employees and protect the health and safety of our employees and our customers, we may offer enhanced health and welfare benefits, provide bonuses to our employees, and purchase additional sanitation supplies and personal protective materials. These measures will increase our operating costs and adversely affect our liquidity.

The COVID-19 pandemic may also adversely affect the ability of our grape suppliers to fulfill their obligations to us, which may negatively affect our operations. If our suppliers are unable to fulfill their obligation to us, we could face shortages of grapes, and our operations and sales could be adversely impacted.

We have also modified our plans for expanding our operations due to the COVID-19 pandemic. To preserve our liquidity, we have delayed planned capital expenditures. These changes may adversely affect our ability to grow our business, particularly if these projects are delayed for a significant amount of time.

We cannot predict how long the COVID-19 pandemic will last or if it will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, our customers will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.

The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our 2019 Annual Report, such as, but not limited to, those related to cybersecurity threats, consumer behavior, supply chain interruptions and labor availability and cost.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1 Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2 Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3 Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2020	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)