Form 10-Q
period 2020-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2020-08-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging growth company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ YES ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	WVVI	NASDAQ Capital Market
Series A Redeemable Preferred Stock	WVVIP	NASDAQ Capital Market

Number of shares of common stock outstanding as of August 12, 2020: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,903,587	$7,050,176
Accounts receivable, net	2,209,471	1,814,004
Inventories (Note 2)	16,712,387	17,075,080
Prepaid expenses and other current assets	162,729	202,981
Income tax receivable	97,802	623,568
Total current assets	25,085,976	26,765,809

Other assets	13,824	13,824
Vineyard development costs, net	7,856,193	7,624,646
Property and equipment, net (Note 3)	30,936,114	28,648,301
Operating lease right of use assets	5,090,781	4,862,907

TOTAL ASSETS	$68,982,888	$67,915,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,111,492	$859,215
Accrued expenses	954,569	1,004,281
Investor deposits for prefered stock	390,248	-
Current portion of notes payable	1,427,151	1,468,473
Current portion of long-term debt	444,547	438,378
Current portion of lease liabilities	279,768	203,482
Unearned revenue	492,475	604,777
Grapes payable	-	792,595
Total current liabilities	5,100,250	5,371,201

Long-term debt, net of current portion and debt issuance costs	5,610,213	5,826,161
Lease liabilities, net of current portion	4,861,210	4,714,413
Deferred income taxes	2,958,606	2,958,606
Total liabilities	18,530,279	18,870,381

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 4,662,768 shares issued and outstanding, liquidation preference $19,606,939, and $19,350,487, at June 30, 2020 and December 31, 2019, respectively.	18,832,006	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2020 and December 31, 2019.	8,512,489	8,512,489
Retained earnings	23,108,114	22,213,515
Total shareholders’ equity	50,452,609	49,045,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,982,888	$67,915,487

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

SALES, NET	$5,568,654	$5,790,837	$12,090,549	$10,789,623
COST OF SALES	2,067,122	2,292,479	4,676,975	4,010,629

GROSS PROFIT	3,501,532	3,498,358	7,413,574	6,778,994

OPERATING EXPENSES
Sales and marketing	1,613,998	1,906,586	3,362,038	3,681,586
General and administrative	941,960	995,341	2,023,424	1,936,539
Total operating expenses	2,555,958	2,901,927	5,385,462	5,618,125

INCOME FROM OPERATIONS	945,574	596,431	2,028,112	1,160,869

OTHER INCOME (EXPENSE)
Interest income	5,713	840	15,230	10,286
Interest expense	(105,133)	(111,088)	(210,875)	(221,502)
Other income, net	5,800	8,091	100,802	121,100

INCOME BEFORE INCOME TAXES	851,954	494,274	1,933,269	1,070,753

INCOME TAX PROVISION	(231,533)	(134,363)	(525,766)	(284,366)

NET INCOME	620,421	359,911	1,407,503	786,387

Accrued preferred stock dividends	(256,452)	(256,452)	(512,904)	(512,904)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$363,969	$103,459	$894,599	$273,483

Earnings per common share after preferred dividends, basic and diluted	$0.07	$0.02	$0.18	$0.06

Weighted-average number of common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	787,082	787,082

Balance at March 31, 2020	4,662,768	$18,575,554	4,964,529	$8,512,489	$22,744,145	$49,832,188

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	620,421	620,421

Balance at June 30, 2020	4,662,768	$18,832,006	4,964,529	$8,512,489	$23,108,114	$50,452,609

	Six-Month Period Ended June 30, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	426,476	426,476

Balance at March 31, 2019	4,662,768	$18,575,554	4,964,529	$8,512,489	$20,898,701	$47,986,744

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	359,911	359,911

Balance at June 30, 2019	4,662,768	$18,832,006	4,964,529	$8,512,489	$21,002,160	$48,346,655

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,407,503	$786,387
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	879,906	899,429
Loss on disposition of property and equipment	-	487
Loan fee amortization	3,252	6,563
Deferred rent liability	-	(50,480)
Deferred gain	-	(16,049)
Change in operating assets and liabilities:
Accounts receivable	(395,467)	599,341
Inventories	362,693	(165,982)
Prepaid expenses and other current assets	40,252	44,838
Unearned revenue	(112,302)	(56,272)
Grapes payable	(792,595)	(1,019,129)
Accounts payable	(93,173)	(195,828)
Accrued expenses	(49,712)	(225,208)
Income taxes payable	-	(94,884)
Income taxes receivable	525,766	-
Net cash from operating activities	1,776,123	513,213

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(320,816)	(349,362)
Additions to property and equipment	(2,737,791)	(1,271,522)
Net cash from investing activities	(3,058,607)	(1,620,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program	1,655,200	-
Payments on Paycheck Protection Program	(1,655,200)	-
Proceeds from investor deposits held as liability	390,248	-
Payment on installment note for property purchase	(41,322)	(176,599)
Payments on long-term debt	(213,031)	(206,555)
Net cash from financing activities	135,895	(383,154)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,146,589)	(1,490,825)

CASH AND CASH EQUIVALENTS, beginning of period	7,050,176	9,737,467

CASH AND CASH EQUIVALENTS, end of period	$5,903,587	$8,246,642

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$399,821	$136,778
Accrued preferred stock dividends	$512,904	$512,904

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt the Company’s business. In the State of Oregon where the Company operates the Winery and most of the vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to stay home except for essential activities. The Company expects the restrictive orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect sales revenues, which adversely impacts liquidity, financial condition and results of operations. Even after orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator

Net income	$620,421	$359,911	$1,407,503	$786,387
Accrued preferred stock dividends	(256,452)	(256,452)	(512,904)	(512,904)

Net income applicable to common shares	$363,969	$103,459	$894,599	$273,483

Denominator

Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Earnings per common share after preferred dividends	$0.07	$0.02	$0.18	$0.06

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of accounting pronouncements applicable to the Company that are not yet adopted as of June 30, 2020. No new accounting pronouncements were adopted during the quarter ended June 30, 2020.

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2020	December 31, 2019

Winemaking and packaging materials	$998,756	$704,736
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	6,401,646	8,313,313
Finished goods (bottled wine and related products)	9,311,985	8,057,031

Total inventories	$16,712,387	$17,075,080

3) PROPERTY AND EQUIPMENT NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2020	December 31, 2019

Construction in progress	$5,776,777	$4,193,467
Land, improvements, and other buildings	11,759,811	11,764,811
Winery, tasting room buildings and hospitality center	17,661,347	16,319,704
Equipment	13,914,613	13,751,324

	49,112,548	46,029,306

Accumulated depreciation	(18,176,434)	(17,381,005)

Property and equipment, net	$30,936,114	$28,648,301

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2019, the Company renewed the credit agreement until July 31, 2021. At June 30, 2020 and December 31, 2019, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage, as defined. As of June 30, 2020, the Company was in compliance with these financial covenants.

In February 2017, the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534 being interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2020, the Company had a balance of $1,427,151 due on this note. As of December 31, 2019 the Company had a balance of $1,468,473 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $6,200,420 and $6,411,086 as of June 30, 2020 and December 31, 2019, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At June 30, 2020, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $6,694 and $12,431 as of June 30, 2020 and December 31, 2019, respectively. The purpose of this loan was to purchase a vehicle.

As of June 30, 2020, the Company had unamortized debt issuance costs of $152,354. As of December 31, 2019 the Company had unamortized debt issuance costs of $158,978.

The Company qualified and obtained a PPP loan for $1.655 million, but quickly returned the funds after obtaining a $5 million commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid no tax and $379,250 in income taxes for the three months ended June 30, 2020 and 2019, respectively. The Company paid no tax and $379,250 in income taxes for the six months ended June 30, 2020 and 2019, respectively.

Interest – The Company paid $101,288 and $109,009 for the three months ended June 30, 2020 and 2019, respectively, in interest on long-term debt. The Company paid $204,455 and $217,719 for the six months ended June 30, 2020 and 2019, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2020 and 2019. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$2,202,642	$2,359,444	$3,366,012	$3,431,393	$5,568,654	$5,790,837
Cost of Sales	489,596	689,204	1,577,526	1,603,275	2,067,122	2,292,479
Gross Margin	1,713,046	1,670,240	1,788,486	1,828,118	3,501,532	3,498,358
Selling Expenses	1,166,551	1,156,397	333,850	578,391	1,500,401	1,734,788
Contribution Margin	$546,495	$513,843	$1,454,636	$1,249,727	$2,001,131	$1,763,570
Percent of Sales	39.6%	40.7%	60.4%	59.3%	100.0%	100.0%

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$4,154,953	$4,079,621	$7,935,596	$6,710,002	$12,090,549	$10,789,623
Cost of Sales	967,228	1,032,643	3,709,747	2,977,986	4,676,975	4,010,629
Gross Margin	3,187,725	3,046,978	4,225,849	3,732,016	7,413,574	6,778,994
Selling Expenses	2,297,098	2,230,768	820,246	1,131,059	3,117,344	3,361,827
Contribution Margin	$890,627	$816,210	$3,405,603	$2,600,957	$4,296,230	$3,417,167
Percent of Sales	34.4%	37.8%	65.6%	62.2%	100.0%	100.0%

Direct sales include zero and $2,800 of bulk wine sales in the three months ended June 30, 2020 and 2019, respectively. Direct sales include $28,734 and $45,563 of bulk wine sales in the six months ended June 30, 2020 and 2019, respectively.

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

On December 23, 2015, the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016, shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases.

On March 10, 2016, the Company filed with the SEC a Prospectus Supplement to the December 2015 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 970,588 additional shares of Series A Redeemable Preferred stock having proceeds not to exceed $4,125,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.25 per share and concluding at $4.55 per share. The Company sold all preferred stock available under this offering.

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

On January 24, 2020, the Company filed a Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The aggregate initial offering price is not to exceed $20,000,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.85 per share and concluding at $5.15 per share. Proceeds from the sale of preferred stock for the three and six months ended June 30, 2020, were received by the Company and included as unrestricted cash. As of June 30, 2020, the Company concluded $390,248 in stock sales, net of acquisition costs, under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”. Proceeds received will convert from a liability to equity when preferred stock is issued to investors.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Lease Cost
Operating Lease cost - Vineyards	$113,685	$213,685
Operating Lease cost - Other	38,224	76,448
Short-term lease cost	7,756	16,383

Total Lease Cost	$159,665	$306,516

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	108,023	215,655
Operating cash flows from operating leases - Other	38,118	63,419
Weighted-average remaining lease term - operating leases in years	16.84	16.84
Weighted-average discount rate - operating leases	6.21%	6.21%

As of June 30, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2020	$295,549
2021	578,438
2022	553,777
2023	534,954
2024	540,365
Thereafter	5,962,188
Total minimal lease payments	8,465,270
Less present value adjustment	(3,324,292)
Operating lease liabilities	5,140,978
Less current lease liabilities	(279,768)
Lease liabilities net of current portion	$4,861,210

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

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Such policies were unchanged during the six months ended June 30, 2020.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s 35,642 square foot hospitality facility at the Winery and expansion and growth in wine club membership. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 5,738 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess to production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales the three months ended June 30, 2020 and $2,800 in bulk wine sales for the same period of 2019. The Company had bulk wine sales of $28,734 for the six months ended June 30, 2020 and $45,563 in bulk wine sales for the same period of 2019.

The Company sold approximately 83,435 and 70,048 cases of produced wine during the six months ended June 30, 2020 and 2019, respectively, an increase of 13,387 cases, or 19.1% in the current year period over the prior year period. The increase in wine case sales was primarily the result of increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2020, wine inventory included approximately 156,657 cases of bottled wine and 258,299 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 103,893 cases during the six months ended June 30, 2020.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

Wine Enthusiast awarded the Company’s 2018 White Pinot Noir with 92 points and Editors’ Choice, 2017 Dijon Clone Chardonnay with 91 points and Editors’ Choice, 2019 Whole Cluster Pinot Noir with 91 points and Editors’ Choice, 2017 Vintage 44 Pinot Noir with 90 points, 2018 Estate Chardonnay with 90 points, 2019 Estate Rosé of Pinot Noir with 90 points and 2019 Whole Cluster Rosé of Pinot Noir with 90 points and Editors’ Choice.

The Company’s 2019 Whole Cluster Rosé of Pinot Noir was awarded a Double Gold medal and received a score of 96 points at The Sunset International Wine Competition.

The Company’s 2018 Whole Cluster Pinot Noir was awarded 92 points and the 2017 Estate Pinot Noir was awarded 90 points from Wine.com.

Wine Advocate awarded the Company’s 2016 Fuller Pinot Noir with 90 points and the Elton Florine Pinot Noir, a boutique wine brand from the Eola-Amity Hills AVA, with 90 points.

Forbes included the Company’s Whole Cluster Rosé of Pinot Noir in the article, “Oregon’s Willamette Valley Makes Rosé like no Place Else on Earth.”

The Wall Street Journal featured the Company’s Pinot Gris and quoted its Winemaker Joe Ibrahim in the article, “The Best Wines to Drink with Salmon.”

The Company’s 2018 Whole Cluster Pinot Noir was included in the Prevention Magazine article titled, "10 Best Red Wines Made in the United States to Buy in 2020."

Forbes featured a Question and Answer with the Company’s Founder/CEO Jim Bernau about the preferred stock offering and other financial successes in the article entitled, “Willamette Valley Vineyards: How An Innovative Financial Strategy Fuels Dramatic Growth.”

The Company’s ultraviolet light filtration technology installed in its HVAC system to reduce harmful microorganisms was featured in The Oregonian, Wine Business Monthly, Capital Press, The Corvallis Advocate, KPTV Fox Channel 12 (Fox-affiliated television) and KATU Channel 2 (ABC-affiliated television station).

The Company’s Tualatin Estate Vineyard founded in 1973 was included in more than 30 articles about the new Tualatin Hills sub-AVA of the Willamette Valley, including The Hour, The Oregonian, Times Union and San Antonio Express-News, as well as a KOIN Newschannel 6 (Portland CBS-affiliate television station) broadcast.

Bernau Estate, the Company’s méthode champenoise sparkling wine facility with a biodynamically-farmed vineyard, planned to open in 2022 in the Dundee Hills, was in a feature article with photographs in The Oregonian. The article also touched on the preferred stock offering funding method for the project.

Willamette Wineworks, the Company’s first microwinery outpost featuring wine tasting, food pairings and a barrel blending system to create custom wine blends was featured in Sacramento Business Journal, Gold Country Media, Capital Public Radio News and an on-air interview

Impact of COVID-19 on Operations

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

With the exception of key operations personnel, we have shifted our office staff to remote workstations, and we expect we will continue to operate remotely until state and local government shelter-in-place orders have been lifted and management determines it is safe for employees to return to offices. Far exceeding the required Oregon Healthy Authority protocols, a new state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

We have not experienced significant disruptions to our supply chain network, however with orders imposed by the local state government, we expect a negative impact on our direct to consumer sales. In response to the closing of our tasting rooms and other restrictions, the Company launched curbside pick-ups, complimentary shipping specials with minimum purchase and a new wine delivery service for locals, which we are hopeful will mitigate some of the expected declines in direct to consumer sales.

Additionally, the demand for the Company’s wine sold directly or through distributors to restaurants, bars, and other hospitality locations will likely be significantly reduced in the near-term due to orders restricting consumers from visiting, as well as in some cases the temporary closure of such establishments.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is continuing to evolve. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2020 and 2019 were $5,568,654 and $5,790,837, respectively, a decrease of $222,183, or 3.8%, in the current year period over the prior year period. This decrease was mainly caused by a decrease in direct sales of $156,802 and a decrease in sales through distributors of $65,381 in the current year three-month period over the prior year period. The decrease in direct sales to consumers was primarily the result of retail sales decreases in tasting room revenue, hospitality and kitchen sales mostly due to the temporary closure and restrictions on the operation of our tasting rooms resulting from the COVID-19 pandemic. The decrease in revenue from sales through distributors was primarily attributed to lower sales to the on-premise market as many of these establishments have been closed or had other restrictions placed on them due to the COVID-19 pandemic. Sales revenue for the six months ended June 30, 2020 and 2019 were $12,090,549 and $10,789,623, respectively, an increase of $1,300,926, or 12.1%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $75,332 and an increase in revenues from sales through distributors of $1,225,594 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased phone sales and internet sales. The increase in sales through distributors was primarily the result of an increase in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2020 and 2019 were $2,067,122 and $2,292,479, respectively, a decrease of $225,357, or 9.8%, in the current period over the prior year period. This change was primarily the result of an increase in sales and the vintages sold in 2020. Cost of Sales for the six months ended June 30, 2020 and 2019 were $4,676,975 and $4,010,629, respectively, an increase of $666,346, or 16.6%, in the current period over the prior year period. This change was primarily the result of an increase in sales in 2020.

Gross Profit

Gross profit for the three months ended June 30, 2020 and 2019 was $3,501,532 and $3,498,358, respectively, an increase of $3,174, or 0.1%, in the second quarter of 2020 over the same quarter in the prior year. Gross profit for the six months ended June 30, 2020 and 2019 was $7,413,574 and $6,778,994, respectively, an increase of $634,580, or 9.4%, in the current year period over the prior year period. This increase was primarily the result of an increase in case sales over the first six months of the current year compared to the same period in 2019.

Gross profit as a percentage of net sales for the three months ended June 30, 2020 and 2019 was 62.9% and 60.4%, respectively, an increase of 2.5 percentage points in the current year period over the prior year period. Gross profit as a percentage of net sales for the six months ended June 30, 2020 and 2019 was 61.3% and 62.8%, respectively, a decrease of 1.5 percentage points in the current year period over the prior year period. This decrease was primarily the result of more sales coming from distribution sales which have a lower selling price.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 2020 and 2019 was $2,555,958 and $2,901,927 respectively, a decrease of $345,969, or 11.9%, in the current quarter over the same quarter in the prior year. This decrease was primarily the result of a decrease in selling expenses of $292,588, or 15.3% and a decrease in general and administrative expenses of $53,381, or 5.4% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2020 and 2019 was $5,385,462 and $5,618,125, respectively, a decrease of $232,663, or 4.1%, in the current year period over the prior year period. This decrease was primarily the result of a decrease in selling expenses of $319,548, or 8.7% being partially offset by an increase in general and administrative expenses of $86,885, or 4.5% in the current year period compared to the same period in 2019. Selling expenses decreased in both the first half and second quarter of 2020 compared to the same periods in 2019 primarily as a result of more sales coming from distributors which have lower selling costs, combined with reduced travel and the temporary closure of tasting rooms as a result of the Covid-19 pandemic. General and administrative expenses decreased in the second quarter primarily a result of less contract labor and professional fees and increased for the six months ended June 30, 2020 primarily as a result of increased insurance and compensation related costs compared to the same period in 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 was $105,133 and $111,088, respectively, a decrease of $5,955 or 5.4%, in the second quarter of 2020 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2020 and 2019 was $210,875 and $221,502, respectively, a decrease of $10,627 or 4.8%, in the current year period over the prior year period. The decrease in interest expense for the second quarter and first six months of 2020 was primarily the result of decreased debt compared to the second quarter and first six months of 2019.

Income Taxes

The income tax expense for the three months ended June 30, 2020 and 2019 was $231,533 and $134,363, respectively, an increase of $97,170 or 72.3%, in the second quarter of 2020 over the same quarter in the prior year mostly as a result of higher pre-tax income in the second quarter of 2020, compared to the same quarter in 2019. The Company’s estimated federal and state combined income tax rate was 27.2% for the three months ended June 30, 2020 and 2019. The income tax expense for the six months ended June 30, 2020 and 2019 was $525,766 and $284,366, respectively, an increase of $241,400 or 84.9%, in the current year period over the prior year period mostly a result of higher pre-tax income in the first six months of 2020, compared to the same period in 2019. The Company’s estimated federal and state combined income tax rate was 27.2% and 26.6% for the three months ended June 30, 2020 and 2019, respectively.

Net Income

Net income for the three months ended June 30, 2020 and 2019 was $620,421 and $359,911, respectively, an increase of $260,510, or 72.4%, in the second quarter of 2020 over the same quarter in the prior year. Net income for the six months ended June 30, 2020 and 2019 was $1,407,503 and $786,387, respectively, an increase of $621,116, or 79.0%, in the current year period over the prior year period. The increase in net income for the second quarter and first half of 2020, compared to the comparable periods in 2019, was primarily the result of increased gross profits in addition to lower selling, general and administrative expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2020 and 2019 was $363,969 and $103,459, respectively, an increase of $260,510, or 251.8%, in the second quarter of 2020 over the same quarter in the prior year. Income applicable to common shareholders for the six months ended June 30, 2020 and 2019 was $894,599 and $273,483, respectively, an increase of $621,116, or 227.1%, in the current year period over the prior year period. The increase in income applicable to common shareholders in the second quarter and first six months of 2020, compared to the same periods of 2019, was the result of higher net income in the current periods.

Liquidity and Capital Resources

At June 30, 2020, the Company had a working capital balance of $20.0 million and a current working capital ratio of 4.92:1.

At June 30, 2020, the Company had a cash balance of $5,903,587. At December 31, 2019, the Company had a cash balance of $7,050,176. This decrease is primarily the result of increased cash used in investing activities primarily on the construction of a new tasting room in Dundee, Oregon. The total construction costs for the project is expected to be approximately $13.5 million, which we expect will be funded through a combination of cash on hand as well as equity financing through the current preferred stock offering. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty on the impact of the COVID-19 pandemic on the Company’s business. As of June 30, 2020, we had incurred approximately $4.6 million on the project.

Total cash generated from operating activities in the six months ended June 30, 2020 was $1,776,123. Cash generated in operating activities for the six months ended June 30, 2020 was primarily associated with cash received from increased net income, reduced inventory and income taxes receivable, being partially offset by cash used in connection with an increase in accounts receivable and a decrease in grapes payables.

Total cash used in investing activities in the six months ended June 30, 2020 was $3,058,607. Cash used in investing activities for the six months ended June 30, 2020 primarily consisted of cash used on construction activity on a new tasting room and vineyard development costs.

Total cash generated from financing activities in the six months ended June 30, 2020 was $135,895. Cash generated from financing activities for the six months ended June 30, 2020 primarily consisted proceeds from investor deposits, being partially offset by the repayment of debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July 2021. The interest rate is prime less 0.5%, with a floor of 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2020, the Company was in compliance with all of the financial covenants.

As of June 30, 2020 and December 31, 2019, the Company had no balance outstanding on the line of credit.

As of June 30, 2020 the Company had a 15-year installment note payable of $1,427,151, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2020, the Company had a total long-term debt balance of $6,207,114, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $152,354. As of December 31, 2019, the Company had a total long-term debt balance of $6,423,517, exclusive of debt issuance costs of $158,978.

The Company qualified and obtained a PPP loan for $1.655 million, but quickly returned the funds after obtaining a $5 million commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 1A – Risk Factors

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

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon where we operate the Winery and most of our vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, we have at various times closed our tasting rooms and have launched curbside pick-ups and complimentary shipping specials with minimum purchase. We expect the ongoing restrictions and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect our sales revenues, which adversely impacts our liquidity, financial condition, and results of operations. Even after stay-at-home orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

Our operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19, which could further materially adversely affect our liquidity, financial position and results of operations. To support our employees and protect the health and safety of our employees and our customers, we may offer enhanced health and welfare benefits, provide bonuses to our employees, and purchase additional sanitation supplies and personal protective materials. These measures will likely increase our operating costs and adversely affect our liquidity.

The COVID-19 pandemic may also adversely affect the ability of our grape suppliers to fulfill their obligations to us, which may negatively affect our operations. If our suppliers are unable to fulfill their obligation to us, we could face shortages of grapes, and our operations and sales could be adversely impacted.

We have also modified our plans for expanding our operations due to the COVID-19 pandemic. To preserve our liquidity, we have delayed some planned capital expenditures. These changes may adversely affect our ability to grow our business, particularly if these projects are delayed for a significant amount of time.

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

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1 Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2 Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101 The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 12, 2020	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)