Form 10-Q
period 2020-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2020-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of common stock outstanding as of November 12, 2020: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,713,068	$7,050,176
Accounts receivable, net	3,427,120	1,814,004
Inventories (Note 2)	16,617,086	17,075,080
Prepaid expenses and other current assets	116,452	202,981
Income tax receivable	332,589	623,568
Total current assets	31,206,315	26,765,809

Other assets	13,824	13,824
Vineyard development costs, net	7,952,480	7,624,646
Property and equipment, net (Note 3)	31,085,195	28,648,301
Operating lease right of use assets	5,017,614	4,862,907

TOTAL ASSETS	$75,275,428	$67,915,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,231,995	$859,215
Accrued expenses	1,262,676	1,004,281
Investor deposits for preferred stock	5,033,330	-
Current portion of notes payable	1,406,024	1,468,473
Current portion of long-term debt	447,258	438,378
Current portion of lease liabilities	282,819	203,482
Unearned revenue	451,369	604,777
Grapes payable	563,373	792,595
Total current liabilities	10,678,844	5,371,201

Long-term debt, net of current portion and debt issuance costs	5,500,977	5,826,161
Lease liabilities, net of current portion	4,787,593	4,714,413
Deferred income taxes	2,958,606	2,958,606
Total liabilities	23,926,020	18,870,381

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 4,662,768 shares issued and outstanding, liquidation preference $20,119,843, and $19,350,487, at September 30, 2020 and December 31, 2019, respectively.	19,088,458	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2020 and December 31, 2019.	8,512,489	8,512,489
Retained earnings	23,748,461	22,213,515
Total shareholders’ equity	51,349,408	49,045,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,275,428	$67,915,487

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

SALES, NET	$6,918,131	$6,758,367	$19,008,680	$17,547,990
COST OF SALES	2,696,934	2,694,345	7,373,909	6,704,974

GROSS PROFIT	4,221,197	4,064,022	11,634,771	10,843,016

OPERATING EXPENSES
Sales and marketing	1,876,455	1,860,537	5,238,493	5,542,123
General and administrative	1,040,908	929,158	3,064,332	2,865,697
Total operating expenses	2,917,363	2,789,695	8,302,825	8,407,820

INCOME FROM OPERATIONS	1,303,834	1,274,327	3,331,946	2,435,196

OTHER INCOME (EXPENSE)
Interest income	2,615	25,268	17,845	35,554
Interest expense	(103,283)	(110,547)	(314,158)	(332,049)
Other income (expense), net	37,097	(18,060)	137,899	103,040

INCOME BEFORE INCOME TAXES	1,240,263	1,170,988	3,173,532	2,241,741

INCOME TAX PROVISION	(343,464)	(318,788)	(869,230)	(603,154)

NET INCOME	896,799	852,200	2,304,302	1,638,587

Accrued preferred stock dividends	(256,452)	(256,452)	(769,356)	(769,357)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$640,347	$595,748	$1,534,946	$869,230

Earnings per common share after preferred dividends, basic and diluted	$0.13	$0.12	$0.31	$0.18

Weighted-average number of common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	787,082	787,082
Balance at March 31, 2020	4,662,768	18,575,554	4,964,529	8,512,489	22,744,145	49,832,188
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	620,421	620,421
Balance at June 30, 2020	4,662,768	18,832,006	4,964,529	8,512,489	23,108,114	50,452,609
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	896,799	896,799
Balance at September 30, 2020	4,662,768	$19,088,458	4,964,529	$8,512,489	$23,748,461	$51,349,408

	Nine-Month Period Ended September 30, 2019
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	426,476	426,476
Balance at March 31, 2019	4,662,768	18,575,554	4,964,529	8,512,489	20,898,701	47,986,744
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	359,911	359,911
Balance at June 30, 2019	4,662,768	18,832,006	4,964,529	8,512,489	21,002,160	48,346,655
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	852,200	852,200
Balance at September 30, 2019	4,662,768	$19,088,458	4,964,529	$8,512,489	$21,597,908	$49,198,855

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,304,302	$1,638,587
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,346,008	1,293,783
Loss on disposition of property and equipment	-	487
Non-cash loss from other assets		21,012
Loan fee amortization	9,875	9,875
Deferred gain	-	(24,072)
Change in operating assets and liabilities:
Accounts receivable	(1,613,116)	283,097
Inventories	457,994	(282,199)
Prepaid expenses and other current assets	86,529	53,467
Unearned revenue	(153,408)	(90,846)
Grapes payable	(229,222)	(733,629)
Accounts payable	150,632	(206,896)
Accrued expenses	258,395	80,382
Income taxes payable	-	60,905
Income taxes receivable	290,979	-
Net cash from operating activities	2,908,968	2,103,953

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(468,774)	(571,065)
Additions to property and equipment	(3,422,004)	(3,250,679)
Net cash from investing activities	(3,890,778)	(3,821,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program	1,655,200	-
Payments on Paycheck Protection Program	(1,655,200)	-
Proceeds from investor deposits held as liability	5,033,330	-
Payment on installment note for property purchase	(62,449)	(196,505)
Payments on long-term debt	(326,179)	(311,258)
Net cash from financing activities	4,644,702	(507,763)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,662,892	(2,225,554)

CASH AND CASH EQUIVALENTS, beginning of period	7,050,176	9,737,467

CASH AND CASH EQUIVALENTS, end of period	$10,713,068	$7,511,913

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$276,519	$154,775
Accrued preferred stock dividends	$769,356	$769,357

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon where we operate the Winery and most of our vineyards, in response to the COVID-19 pandemic individuals are being encouraged to practice social distancing and are restricted from gathering in groups, which when combined with any future stay-at-home orders could adversely affect our sales revenues and consequently impact our liquidity, financial condition and results of operations. Even after orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net income	$896,799	$852,200	$2,304,302	$1,638,587
Accrued preferred stock dividends	(256,452)	(256,452)	(769,356)	(769,357)

Net income applicable to common shares	$640,347	$595,748	$1,534,946	$869,230

Denominator
Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Earnings per common share after preferred dividends	$0.13	$0.12	$0.31	$0.18

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of accounting pronouncements applicable to the Company that are not yet adopted as of September 30, 2020. No new accounting pronouncements were adopted during the quarter ended September 30, 2020.

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

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2020	December 31, 2019

Winemaking and packaging materials	$756,634	$704,736
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	6,385,542	8,313,313
Finished goods (bottled wine and related products)	9,474,910	8,057,031

Total inventories	$16,617,086	$17,075,080

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2020	December 31, 2019

Construction in progress	$5,988,766	$4,193,467
Land, improvements, and other buildings	11,767,701	11,764,811
Winery, tasting room buildings and hospitality center	17,694,466	16,319,704
Equipment	14,222,526	13,751,324

	49,673,459	46,029,306

Accumulated depreciation	(18,588,264)	(17,381,005)

Property and equipment, net	$31,085,195	$28,648,301

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2019, the Company renewed the credit agreement until July 31, 2021. At September 30, 2020 and December 31, 2019, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage, as defined. As of September 30, 2020, the Company was in compliance with these financial covenants.

In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534 being interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2020, the Company had a balance of $1,406,024 due on this note. As of December 31, 2019, the Company had a balance of $1,468,473 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $6,093,452 and $6,411,086 as of September 30, 2020 and December 31, 2019, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At September 30, 2020, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

The Company has an outstanding loan with Toyota Credit Corporation maturing in February 2021, at zero interest, with an outstanding balance of $3,825 and $12,431 as of September 30, 2020 and December 31, 2019, respectively. The purpose of this loan was to purchase a vehicle.

As of September 30, 2020, the Company had unamortized debt issuance costs of $149,042. As of December 31, 2019, the Company had unamortized debt issuance costs of $158,978.

The Company qualified and obtained a PPP loan for $1,655,200, but quickly returned the funds after obtaining a $5,000,000 commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $578,000 and $163,000 in income taxes for the three months ended September 30, 2020 and 2019, respectively. The Company paid $578,000 and $542,250 in income taxes for the nine months ended September 30, 2020 and 2019, respectively.

Interest – The Company paid $90,165 and $106,996 for the three months ended September 30, 2020 and 2019, respectively, in interest on long-term debt. The Company paid $294,620 and $324,715 for the nine months ended September 30, 2020 and 2019, respectively, in interest on long-term debt.

6) SEGMENT REPORTING

The Company has identified two operating segments, Direct Sales and Distributor Sales, based upon their different distribution channels, margins and selling strategies. Direct Sales include retail sales in the tasting room and remote sites, wine club sales, internet sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary, including sales of bulk wine or grapes. Distributor Sales include all sales through a third party where prices are given at a wholesale rate.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2020 and 2019. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$2,648,274	$2,383,256	$4,269,857	$4,375,111	$6,918,131	$6,758,367
Cost of Sales	711,172	703,331	1,985,762	1,991,014	2,696,934	2,694,345
Gross Margin	1,937,102	1,679,925	2,284,095	2,384,097	4,221,197	4,064,022
Selling Expenses	1,342,550	1,175,802	360,867	545,617	1,703,417	1,721,419
Contribution Margin	$594,552	$504,123	$1,923,228	$1,838,480	$2,517,780	$2,342,603
Percent of Sales	38.3%	35.3%	61.7%	64.7%	100.0%	100.0%

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$6,803,228	$6,458,908	$12,205,452	$11,089,082	$19,008,680	$17,547,990
Cost of Sales	1,678,400	1,735,974	5,695,509	4,969,000	7,373,909	6,704,974
Gross Margin	5,124,828	4,722,934	6,509,943	6,120,082	11,634,771	10,843,016
Selling Expenses	3,639,648	3,406,569	1,181,113	1,676,676	4,820,761	5,083,245
Contribution Margin	$1,485,180	$1,316,365	$5,328,830	$4,443,406	$6,814,010	$5,759,771
Percent of Sales	35.8%	36.8%	64.2%	63.2%	100.0%	100.0%

Direct sales include $418 of bulk wine sales in the three months ended September 30, 2019 compared to no bulk wine sales in the three months ended September 30, 2020. Direct sales include $28,734 and $45,981 of bulk wine sales in the nine months ended September 30, 2020 and 2019, respectively.

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

On December 23, 2015, the Company filed a shelf Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. On February 28, 2016, shareholders of the Series A Redeemable Preferred Stock approved an increase in shares designated as Series A Redeemable Preferred Stock, from 1,445,783 to 2,857,548 shares, and amended the certificate of designation for those shares to allow the Company’s Board of Directors to make future increases.

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

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.85 per share and concluding at $5.15 per share. Proceeds from the sale of preferred stock for the three and nine months ended September 30, 2020, were received by the Company and included as unrestricted cash. As of September 30, 2020, the Company concluded $5,033,330 in stock sales, net of acquisition costs, under this agreement and recorded it as a current liability, “Investor deposits for preferred stock”. Proceeds received will convert from a liability to equity when preferred stock is issued to investors.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Operating Leases – Vineyard – In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The Company extended the lease in January 2019 until January 2025.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Lease Cost
Operating lease cost - Vineyards	$113,685	$341,055
Operating lease cost - Other	38,224	100,909
Short-term lease cost	8,853	25,236
Total Lease Cost	$160,762	$467,200

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$108,023	$323,678
Operating cash flows from operating leases - Other	$38,118	$101,537
Weighted-average remaining lease term - Operating leases in years	16.69	16.69
Weighted-average discount rate - Operating leases	6.21%	6.21%

As of September 30, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2020	$146,141
2021	578,438
2022	553,777
2023	534,954
2024	540,365
Thereafter	5,962,188
Total minimal lease payments	8,315,862
Less present value adjustment	(3,245,450)
Operating lease liabilities	5,070,412
Less current lease liabilities	(282,819)
Lease liabilities, net of current portion	$4,787,593

9) COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, but, due to the nature of litigation, the ultimate outcome of any potential actions cannot presently be determined.

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

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Such policies were unchanged during the nine months ended September 30, 2020.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s 35,642 square foot hospitality facility at the Winery, expansion of our operations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 5,738 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 9,000 potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales the three months ended September 30, 2020 and $418 in bulk wine sales for the same period of 2019. The Company had bulk wine sales of $28,734 for the nine months ended September 30, 2020 and $45,981 in bulk wine sales for the same period of 2019.

The Company sold 130,705 and 112,501 cases of produced wine during the nine months ended September 30, 2020 and 2019, respectively, an increase of 18,204 cases, or 16.2% in the current year period over the prior year period. The increase in wine case sales was primarily the result of increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2020, wine inventory included 161,157 cases of bottled wine and 206,998 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 156,137 cases during the nine months ended September 30, 2020.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

The Company’s 2019 Whole Cluster Rosé of Pinot Noir received a Double Gold award and 96 points from Sunset Magazine’s International Wine Competition.

The Company’s 2018 Riesling was featured in Wine Enthusiast Magazines’ Top 100 Best Buys for 2020 and was awarded 90 points.

Wine & Spirits Magazine awarded the Company’s 2017 Estate Chardonnay with 90 points and a “Best Buy.”

Vinous awarded the Company’s 2017 Elton Pinot Noir with 93 points, the 2017 Bernau Block Pinot Noir with 92 points, the 2017 Tualatin Estate Pinot Noir with 92 points, the 2018 Estate Pinot Noir with 91 points and both the 2017 Elton Self-Rooted Pinot Noir and 2017 Elton Florine Pinot Noir with 93 points.

The Company began deploying UV light in its estate vineyards to kill powdery mildew as a substitute for its use of organic sulfur after discovering research conducted by Cornell University, Oregon State University, and Washington State University. As the first commercial vineyard to use this new technology, the Company was featured in numerous media articles.

The Company was named one of Greater Portland’s top 10 most-generous companies in the Portland Business Journal’s 2020 Corporate Philanthropy Awards.

Willamette Wineworks, the Company’s first microwinery outpost featuring wine tasting, food pairings and a barrel blending system to create custom wine blends was featured in numerous media articles.

The Company’s Whole Cluster Rosé of Pinot Noir was named a top vegan beverage for the summer on BeVegan and Jane Unchained.

The Company was named Best Winery to Visit in Oregon by TripSavvy, a travel website. The Company was also named Best Winery in Willamette Week’s Best of Greater Portland’s 2020 Readers’ Poll.

Impact of COVID-19 on Operations

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. The COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

With the exception of key operations personnel, we have shifted our office staff to remote workstations, and we expect we will continue to operate remotely until state and local government restrictions have been lifted and management determines it is safe for employees to return to offices. Far exceeding the required Oregon Healthy Authority protocols, a new state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

We have not yet experienced significant disruptions to our supply chain network, however any future stay-at-home orders or other restrictions imposed by our local or state governments may have a negative impact on our future direct to consumer sales. In response to the closure and then [capacity] restrictions on our tasting rooms, the Company launched curbside pick-ups, and complimentary shipping specials with minimum purchase, which have been able to mitigate the expected declines in direct to consumer sales.

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

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2020 and 2019 were $6,918,131 and $6,758,367, respectively, an increase of $159,764, or 2.4%, in the current year period over the prior year period. This increase was mainly caused by an increase in direct sales of $265,018 being partially offset by a decrease in sales through distributors of $105,254 in the current year three-month period over the same period in the prior year. The increase in revenue from direct sales to consumers was primarily the result of increased retail sales revenues from our brand ambassador program and increased wine sales made over the internet, which more than offset lower revenues from hospitality and kitchen sales mostly due to the restrictions on the operation of our tasting rooms resulting from the COVID-19 pandemic in 2020. The decrease in revenue from sales through distributors was primarily attributed to lower sales to restaurants and similar businesses as many of these establishments have been closed or had other restrictions placed on them due to the COVID-19 pandemic in 2020. Sales revenue for the nine months ended September 30, 2020 and 2019 were $19,008,680 and $17,547,990, respectively, an increase of $1,460,690, or 8.3%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $344,320 and an increase in revenues from sales through distributors of $1,116,370 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased phone sales and sales made over the internet. The increase in sales through distributors was primarily the result of an increase in sales through chain stores.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and 2019 were $2,696,934 and $2,694,345, respectively, an increase of $2,589, or 0.1%, in the current period over the prior year period. This change was primarily the result of an increase in sales and the vintages sold in 2020. Cost of sales for the nine months ended September 30, 2020 and 2019 were $7,373,909 and $6,704,974, respectively, an increase of $668,935, or 10.0%, in the current period over the prior year period. This change was primarily the result of an increase in sales in 2020.

Gross Profit

Gross profit for the three months ended September 30, 2020 and 2019 was $4,221,197 and $4,064,022, respectively, an increase of $157,175, or 3.9%, in the third quarter of 2020 over the same quarter in the prior year. Gross profit for the nine months ended September 30, 2020 and 2019 was $11,634,771 and $10,843,016, respectively, an increase of $791,755, or 7.3%, in the current year period over the prior year period. This increase was primarily the result of an increase in case sales over the first nine months of the current year compared to the same period in 2019.

Gross profit as a percentage of net sales for the three months ended September 30, 2020 and 2019 was 61.0% and 60.1%, respectively, an increase of 0.9 percentage points in the current quarter over the same quarter in the prior year. Gross profit as a percentage of net sales for the nine months ended September 30, 2020 and 2019 was 61.2% and 61.8%, respectively, a decrease of 0.6 percentage points in the current year period over the prior year period. This decrease was primarily the result of more sales coming from distribution sales which have a lower selling price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 was $2,917,363 and $2,789,695 respectively, an increase of $127,668, or 4.6%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $15,918, or 0.9% and an increase in general and administrative expenses of $111,750, or 12.0% in the current quarter compared to the same quarter last year. Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 was $8,302,825 and $8,407,820, respectively, a decrease of $104,995, or 1.2%, in the current year period over the prior year period. This decrease was primarily the result of a decrease in selling expenses of $303,630, or 5.5% being partially offset by an increase in general and administrative expenses of $198,635, or 6.9% in the current year period compared to the same period in 2019. Selling expenses decreased in 2020 compared to 2019 mostly as a result of more sales coming from distributors which have lower selling costs, combined with reduced travel and the temporary closure and reduced capacity of tasting rooms as a result of the COVID-19 pandemic. General and administrative expenses increased in the third quarter of 2020 compared to the same quarter of 2019 primarily as a result of more professional fees and donations and increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily as a result of increased insurance and compensation related costs.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 was $103,283 and $110,547, respectively, a decrease of $7,264 or 6.6%, in the third quarter of 2020 over the same quarter in the prior year. Interest expense for the nine months ended September 30, 2020 and 2019 was $314,158 and $332,049, respectively, a decrease of $17,891 or 5.4%, in the current year period over the prior year period. The decrease in interest expense for the third quarter and first nine months of 2020 was primarily the result of lower debt compared to the third quarter and first nine months of 2019.

Income Taxes

The income tax expense for the three months ended September 30, 2020 and 2019 was $343,464 and $318,788, respectively, an increase of $24,676 or 7.7%, in the third quarter of 2020 over the same quarter in the prior year, primarily as a result of higher pre-tax income in the third quarter of 2020, compared to the same quarter in 2019. The Company’s estimated federal and state combined income tax rate for the three months ended September 30, 2020 and 2019 was 27.7% and 27.2%, respectively. The income tax expense for the nine months ended September 30, 2020 and 2019 was $869,230 and $603,154, respectively, an increase of $266,076 or 44.1%, in the current year period over the prior year period, primarily a result of higher pre-tax income in the first nine months of 2020, compared to the same period in 2019. The Company’s estimated federal and state combined income tax rate was 27.4% and 26.9% for the nine months ended September 30, 2020 and 2019, respectively.

Net Income

Net income for the three months ended September 30, 2020 and 2019 was $896,799 and $852,200, respectively, an increase of $44,599, or 5.2%, in the third quarter of 2020 over the same quarter in the prior year. Net income for the nine months ended September 30, 2020 and 2019 was $2,304,302 and $1,638,587, respectively, an increase of $665,715, or 40.6%, in the current year period over the prior year period. The increase in net income for the third quarter and nine months of 2020, compared to the comparable periods in 2019, was primarily the result of increased gross profits in addition to lower selling expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2020 and 2019 was $640,347 and $595,748, respectively, an increase of $44,599, or 7.5%, in the third quarter of 2020 over the same quarter in the prior year. Income applicable to common shareholders for the nine months ended September 30, 2020 and 2019 was $1,534,946 and $869,230, respectively, an increase of $665,716, or 76.6%, in the current year period over the prior year period. The increase in income applicable to common shareholders in the third quarter and first nine months of 2020, compared to the same periods of 2019, was the result of higher net income in the current periods.

Liquidity and Capital Resources

At September 30, 2020, the Company had a working capital balance of $20.5 million and a current working capital ratio of 2.92:1.

At September 30, 2020, the Company had a cash balance of $10,713,068. At December 31, 2019, the Company had a cash balance of $7,050,176. This increase is primarily the result of funds received from an offering of Preferred Stock during the first nine months of 2020 being partially offset with cash used in investing activities primarily related to the construction of a new tasting room in Dundee, Oregon. The total construction costs for the project is expected to be approximately $13.5 million, which we expect will be funded through a combination of cash on hand as well as equity financing through the current Preferred Stock offering. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the potential impact of the COVID-19 pandemic on the Company’s business. As of September 30, 2020, we had incurred approximately $4.7 million on the project.

Total cash generated from operating activities in the nine months ended September 30, 2020 was $2,902,345. Cash generated in operating activities for the nine months ended September 30, 2020 was primarily associated with cash received from increased net income, reduced inventory, increased accounts payable and accrued expenses and reduced income taxes receivable, being partially offset by cash used in connection with an increase in accounts receivable and a decrease in grapes payables.

Total cash used in investing activities in the nine months ended September 30, 2020 was $3,890,778. Cash used in investing activities for the nine months ended September 30, 2020 primarily consisted of cash used on construction activity on a new tasting room and vineyard development costs.

Total cash generated from financing activities in the nine months ended September 30, 2020 was $4,651,325. Cash generated from financing activities for the nine months ended September 30, 2020 primarily consisted of proceeds from investor deposits in connection with our offering of Preferred Stock, being partially offset by the repayment of debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July 2021. The interest rate is prime less 0.5%, with a floor of 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of September 30, 2020, the Company was in compliance with all of the financial covenants.

As of September 30, 2020, and December 31, 2019, the Company had no balance outstanding on the line of credit.

As of September 30, 2020, the Company had a 15-year installment note payable of $1,406,024, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2020, the Company had a total long-term debt balance of $6,097,277, including the portion due in the next year, owed to Farm Credit Services and Toyota Credit Corporation, exclusive of debt issuance costs of $149,042. As of December 31, 2019, the Company had a total long-term debt balance of $6,423,517, exclusive of debt issuance costs of $158,978.

The Company qualified for and obtained a PPP loan for $1.655 million, but quickly returned the funds after obtaining a $5 million commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from any sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), which could materially affect our business, results of operations or financial condition. The risk factor below updates the risk factors contained in our 2019 Annual Report.

The COVID-19 pandemic could adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon where we operate the Winery and most of our vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, have previously been mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, we have at various times closed our tasting rooms and have launched curbside pick-ups and complimentary shipping specials with minimum purchase. We believe the ongoing restrictions and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic may adversely affect our sales revenues, which would adversely impact our liquidity, financial condition, and results of operations. Even after any stay-at-home orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

We cannot predict how long the COVID-19 pandemic will last or if it will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, our customers will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance may be adversely impacted.

The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our 2019 Annual Report, such as, but not limited to, those related to cybersecurity threats, consumer behavior, supply chain interruptions and labor availability and cost.

Wildfires in the Pacific Northwest may damage our facilities, negatively impact our grape supply or otherwise disrupt our operations

Our Winery and vineyards are in areas which have been prone to wildfires in recent years. Any wildfire if close enough to the Winery or any of our vineyards could damage our facilities and/or otherwise negatively impact the grape harvest at our vineyards. In August 2020, significant wildfires broke out in California, Oregon, and Washington states which negatively affected the regional grape harvest due to the smoke from such fires. Although none of our facilities have been damaged in a wildfire to date, and our grape supply was mostly unaffected by the wildfires this past August, we may take protective actions including temporarily closing certain facilities if a wildfire threatened our Winery or any of our vineyards. The grape harvest can be adversely effected by smoke damage from wildfires. Any wildfire near our Winery or any of our vineyards (or the vineyards of our suppliers) may result in smoke damage to our grape harvest. Excessive smoke damage to our vineyards or the vineyards of our suppliers would likely increase our costs of goods sold, while significantly limiting our wine production capabilities, which would consequently negatively impact our results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

10.1	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 12, 2020	By /s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By /s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)