Form 10-K
period 2020-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2021-03-15
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number: 000-21522
WILLAMETTE VALLEY VINEYARDS, INC.
(Exact name of registrant as specified in its charter)
Oregon	93-0981021
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)
8800 Enchanted Way, S.E. Turner, OR 97392
(Address of principal executive offices)

Registrant’s telephone number, including area code: (503) 588-9463

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WVVI	NASDAQ Capital Market
Series A Redeemable Preferred Stock	WVVIP	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $27,205,646.

The number of outstanding shares of the registrant’s Common Stock as of March 15, 2021 was 4,964,529.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

TABLE OF CONTENTS

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “intends,” “plans,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operations. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2020, $24 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Pinot Blanc, $24 per bottle; Sauvignon Blanc, $28 per bottle; Gruner Veltliner, $28 per bottle; Rose, $18 to $24 per bottle; Methode Champenoise Brut, $55 per bottle; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

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

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $75 per bottle; Graviére Syrah, $65 per bottle; Voyageur Syrah, $50 per bottle; Bourgeois Grenache, $50 per bottle; and Voltigeur Viognier, $40 per bottle and Lisette Rose, $28 per bottle.

Under its Made in Oregon Cellars label, the Company produces and sells the following type of wine in 750 ml bottles: Oregon Blossom (off-dry rosé), $14 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, BIO-CASK, DAEDALUS, OREGON’S LANDMARK WINERY, TUALATIN, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, INGRAM ESTATE, IT’S WILLAMETTE, DAMMIT, FULLER, TUALATIN, TUALATIN ESTATE, MAISON BLEUE WINERY, METIS, O’BRIEN, WILLAMETTE WINEWORKS, COTE DU BLEUE, PERE AMI and NATOMA marks.  Additionally, the Company has allowed use on PAMBRUN and PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 2009 to 2020, U.S. wineries grew in number from 6,357 to 11,053, according to Statistica, and are one of the fastest growing segments in agriculture. U.S. wineries increased production in 2017, the most recent year such data is available, by 7.5% compared to 2016 according to The Wine Institute.

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

According to Wine Intelligence Ltd., the total wine drinking population in the U.S. increased to a record high of 118 million, an increase of 8 million people drinking wine at least once a year compared with 2015. However, the number of consumers drinking wine at least once a month declined by 11 million.  Wine Intelligence reports this trend is driven by 21-34 year olds who are moderating consumption and switching to other beverages yet finds Millennials who are remaining as regular wine drinkers say they are “more highly involved, adventurous and higher spending wine drinkers than more mature consumers”.  According to the Wine Market Council, of U.S. wine consumers in 2019, 56% were female and 44% male with 33% of consumers drinking wine more than once a week according to the Wine Marketing Council. Domestic wine accounted for 66.9% of U.S. sales in 2019 according to Wines & Vines Analytics Report. The five most popular wines in 2019 were chardonnay, cabernet sauvignon, red blends, pinot gris and pinot noir, according to Nielsen.

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

The Company’s Board of Directors and Management believe the winery’s focus on integrity in winemaking, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (UOIPRE) in 2018, the most recent year such data is available, the overall number of wineries increased from 769 to 793 with the biggest increases coming from the Willamette Valley, which added 28. Planted acres of wine grape vineyards increased by nearly 2,000 acres from 33,996 to 35,972, an increase of 5.8%, 33,283 acres of which were harvested. Oregon wine grapes produced a 2019 crop with a total value of $209 million, an increase of 8.7% from 2017 according to UOIPRE. Pinot Noir leads all varieties accounting for 57% of planted acreage and 59% of production. According to UOIPRE, Oregon case sales in 2018 were 4.1 million, up from 3.6 million in 2017, a 15.1% increase. UOIPRE reported case sales in dollars for 2018 to be approximately $607 million, a 10.3% increase from 2017.

Because of climate, soil and other growing conditions, we believe the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards. Though Oregon contributed only 1% of domestic wine production, it accounted for 18% of domestic wines that garnered a score of 90 points or higher by Wine Spectator between 2015 and 2019.

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

2019 Oregon harvest – The Oregon Vineyard and Winery Census Report states that 2019 saw increases in sales for Oregon wine alongside increased vineyard production. Pinot Noir continued to lead statewide production representing 59% of planted acreage and 58% of production in 2019. The overall number of wineries increased from 793 in 2018 to 908 in 2019 with total tons crushed in Oregon increasing 6.2% from 79,685 tons in 2018 to 84,950 in 2019.

2020 Oregon harvest – There is no official data available on the 2020 Oregon harvest as of the date of this report.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and future winery in the Walla Walla AVA under the names Pambrun, Maison Bleue and Metis.  This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market.  The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage.  Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label.  This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space.  The Company has released wines under the Elton label beginning with the 2015 vintage year.  In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area, purchased another 17 acres in January 2017, and through a lot line adjustment added 3 acres to the property. The Company is in the process of constructing a new winery and tasting room, called Bernau Estate, focused on sparkling wines and biodynamic farming practices at the vineyard. In 2020 the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and sell wine under the brand name Natoma as well as its other brands.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 798 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 81% of the grapes needed to meet the winery’s current production capacity, of 524,000 gallons (220,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2020	Harvest 2019
Owned Vineyards
WVV Estate	107	67	1	-	39	187	285
Tualatin Estate Vineyard	107	58	2	-	47	146	199
Ingram Vineyard	86	63	-	-	23	112	162
Pambrun Vineyard	87	20	-	30	37	33	28
Loeza Vineyard	62	18	17	23	4	-	-
Louisa Vineyard	53	-	-	25	28	-	-
Maison Bleue Vineyard	37	5	10	19	3	13	-
Bernau Estate	20	13	-	-	7	24	36
Dayton Vineyard	40	-	-	34	6	-	-
Lafayette Vineyard	36	-	-	36	-	-	-
Jory Claim Vineyard	68	-	-	64	4	-	-
Sub-Total	703	244	30	231	198	515	710

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	174	350
Meadowview Vineyard	49	49	-	-	-	141	236
Elton Vineyard	59	54	-	2	3	121	215
Ingram Vineyard	110	74	19	17	-	80	61
Bernau Estate	18	-	7	2	9	-	-
Sub-Total	315	246	26	21	22	516	862

Contracted Vineyards*
Various	368	368	-	-	-	1,470	1,046

Total	1,386	858	56	252	220	2,501	2,618

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

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016.

Lafayette Vineyard – The Company purchased 36 acres in January 2018.

Jory Claim Vineyard – The Company purchased 68 acres south of Salem, Oregon in 2019.

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

In 2020, crop yields were well below the 7-year average and the Company’s producing acres in the Estate Vineyard and Tualatin Estate yielded approximately 187 tons and 146 tons of grapes, respectively. Leased Vineyards produced an aggregate of 516 tons of grapes in 2020. Ingram Estate produced 112 tons of grapes in 2020. Bernau Estate produced 24 tons of grapes in 2020. Pambrun Vineyard produced 33 tons of grapes in 2020.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2020, the Company purchased an additional 1,470 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate the Estate Vineyard. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year-round spring that feeds an irrigation pond. The Company has water rights at the Pambrun Vineyard and Maison Bleue Vineyards and has no water rights at Dayton Vineyard, Lafayette Vineyard and Jory Claim Vineyard.

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

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2020, the Winery produced approximately 175,357 cases (416,920 gallons) from its 2018 and 2019 harvest.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $5,984,272 at December 31, 2020. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357

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

The Company also operates four additional tasting rooms; one in historic downtown McMinnville, in the heart of Oregon Wine Country, one at its Tualatin Vineyard (located 30 minutes west of Portland) one in downtown Walla Walla, Washington, and one in Folsom, California.

The Company usually holds six major festivals at the Winery each year. In addition, open houses are held at the Winery during major holiday weekends such as Memorial Day and Thanksgiving. Numerous private events, charitable and political events are also held at the Winery.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2020 and 2019, direct sales contributed approximately 38.6% and 38.2% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 3 non-domestic (export) customers. For 2020 and 2019, sales to distributors and wine brokers contributed approximately 61.4% and 61.8% of the Company’s revenue from operations, respectively.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2020, sales to one distributor represented approximately 24.0% of total Company revenue. In 2019, sales to one distributor represented approximately 14.1% of total Company revenue.

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

In December 2017, the federal government passed comprehensive tax legislation which included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content with wines containing higher alcohol levels being taxed at $1.57 per gallon. Additionally, the legislation provides for a $1 credit per gallon for the first 30,000 gallons produced; $0.90 for the next 100,000 gallons; and then $0.535 for up to 750,000 gallons. These modifications were effective January 2020 and have since been made permanent.

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

Employees

As of December 31, 2020, the Company had approximately 144 full-time employees and 69 part-time or seasonal employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

We may not be able to economically insure certain risks

The Company maintains insurance policies to cover certain risks. However not all risks can be insured, or insured economically, and there may be gaps in coverage that could expose the Company to liability should an event occur. Additionally, we cannot be certain that coverage levels are adequate or that all of our insurers will be financially viable if we make a claim.

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

As of December 31, 2020, the Company’s outstanding long-term debt was approximately $6.0 million but it did not have any outstanding borrowings under its lines of credit. Additionally, the Company had notes payable to private parties of approximately $1.4 million as of December 31, 2020.

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

The Willamette Valley American Viticultural Area (“AVA”) value may be eroded by out of state competition who use it inappropriately or as fanciful marketing

Wine grape growing regions in the United States are divided into American Viticultural Areas (AVAs) by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), of the United States Department of the Treasury, based on distinguishable geographic features. The Oregon wine industry has historically embraced higher standards for wine production than those established by the federal government and other states. As a result, wines from Oregon AVA’s, and specifically the Willamette Valley AVA, have achieved recognition for their quality against other wines in their class. As a result, these wines are often sold at a higher price point than wines not produced in Oregon. Because of this recognition, out of state competitors have used Oregon AVAs on bottles and packaging claiming its use as fanciful marketing. Such use, inappropriate or otherwise, could have a dilutive effect on the prestige of Oregon AVAs and ultimately the prices that can be charged for wines from Oregon AVAs as a result of reduced competitor quality and/or pricing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 1,018 acres of land, of which 703 acres is owned and 315 acres leased. Of the 1,018 acres of land owned or leased, 490 acres are productive vineyards, 308 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 220 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 220,000 cases (524,000 gallons) of wine per year, depending on the type of wine produced. In 2020, the Winery produced approximately 175,357 cases (416,920 gallons) from its 2018 and 2019 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes, and a 4,500 square foot insulated storage facility with a capacity of 30,000 cases of wine. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

Holders

As of December 31, 2020, the Company had approximately 2,200 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2020.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center and growth in wine club membership. The Company had 7,873 wine club memberships for the year ended December 31, 2020, a net increase of 308 when compared to 2019. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 7,750 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 12,000 potential customers of the Company. The Company also has approximately 2,200 common shareholders which we believe represent an estimated 3,450 potential customers when considering joint ownership. Additionally, the Company has made significant investment in developing alternative wine brands, products, direct sales methods and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 180,850 and 156,791 cases of produced wine during the years ended December 31, 2020 and 2019, respectively, an increase of 24,059 cases, or 15.3% in the current year over the prior year. The increase in case sales was primarily the result of increased shipments to distributors and higher direct sales over the internet in 2020 when compared to 2019.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2020, wine inventory included approximately 157,347 cases of bottled wine and 455,016 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 175,357 cases during the year ended December 31, 2020.

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

We have not yet experienced significant disruptions to our supply chain network, however any future stay-at-home orders or other restrictions imposed by our local or state governments may have a negative impact on our future direct to consumer sales. In response to the closure and capacity restrictions on our tasting rooms, the Company launched curbside pick-ups, and complimentary shipping specials with minimum purchase, which have been able to mitigate the expected declines in direct to consumer sales.

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

Results of Operations

2020 compared to 2019

Net income was $3,394,996 and $2,510,901, for the years ended December 31, 2020 and 2019, respectively, an increase of $884,095, or 35.2%, for the year ended December 31, 2020 over the prior year period. The primary reason for this increase was increased sales revenue for the year ended December 31, 2020, compared to the previous year.

Net income applicable to common shareholders was $2,278,618 and $1,484,838, for the years ended December 31, 2020 and 2019, respectively, an increase of $793,780, or 53.5%, for the year ended December 31, 2020 over the prior year period. This increase was primarily driven by higher net income.

The Company had net sales revenues of $27,314,852 and $24,749,263 for the years December 31, 2020 and 2019, respectively, an increase of $2,565,589 or 10.4%, for the year ended December 31, 2020 over the prior year period primarily as a result of an increase in revenue from direct sales of $1,069,589 or 11.3% in 2020 compared to 2019, combined with an increase in revenue from sales to distributors of $1,496,000 or 9.8% in 2020 compared to 2019.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2020, revenues from retail sales increased 12.6%, revenues from in-state sales increased 27.9%, and revenues from out-of-state sales increased 1.2%, compared to 2019.

Direct sales included $103,958 and $156,768 of bulk wine and grape sales in the years ended December 31, 2020 and 2019, respectively, and represented approximately 38.6% and 38.2% of the Company’s total net revenue for 2020 and 2019, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2020 and 2019:

	Twelve months ended
	December 31,
	2020	2019

Retail sales	$10,560,913	$9,382,155
In-state sales	6,671,743	5,215,251
Out-of-state sales	10,350,708	10,228,132
Bulk wine/miscellaneous sales	103,958	156,768

Total revenue	27,687,322	24,982,306

Less excise taxes	(372,470)	(233,043)

Sales, net	$27,314,852	$24,749,263

Retail sales revenues for the years ended December 31, 2020 and 2019 were $10,560,913 and $9,382,155, respectively, an increase of $1,178,758, or 12.6%, for the year ended December 31, 2020 over the prior year period. The increase in retail sales revenues in 2020 compared to 2019 was mostly a result of increased revenues from our brand ambassador program and increased wine sales made over the internet, which more than offset lower revenues from hospitality and kitchen sales mostly due to the restrictions on the operation of our tasting rooms resulting from the COVID-19 pandemic in 2020.

Bulk Wine/miscellaneous sales revenues for the years ended December 31, 2020 and 2019 were $103,958 and $156,768, respectively, a decrease of $52,810 or, 33.7%, for the year ended December 31, 2020, over the prior year period. This decrease was primarily the result of a better balance of grapes produced to requirements, which resulted in fewer grapes being in excess of product targets in 2020 compared to the previous year.

In-state sales revenues for the years ended December 31, 2020 and 2019 were $6,671,743 and $5,215,251, respectively, an increase of $1,456,492, or 27.9%, for the year ended December 31, 2020 over the prior year period. Management believes this increase is primarily due to increased visibility of our products in the Oregon market as well as enhanced sales efforts in 2020.

Out-of-state sales revenues for the years ended December 31, 2020 and 2019 were $10,350,708 and $10,228,132, respectively, an increase of $122,576, or 1.2%. Management believes this increase is related to increased sales and promotion efforts in 2020.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s sales related taxes for the years ended December 31, 2020 and 2019 were $372,470 and $233,043, an increase of $139,427, for the year ended December 31, 2020 over the prior year period. This increase was due primarily to increased wine sales revenues in 2020 and the timing of removals.

Cost of Sales was $10,585,076 and $9,454,681 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,130,395, or 12.0%, for the year ended December 31, 2020, over the prior year period. This change was primarily the result of an increase in sales in 2020.

Gross profit was $16,729,776 and $15,294,582 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,435,194, or 9.4%, for the year ended December 31, 2020 over the prior year period. This increase was generally driven by an increase in sales revenues partially offset by a higher cost of sales.

The gross margin percentage was 61.2% and 61.8% for the years ended December 31, 2020 and 2019, respectively, a decrease of 0.6%, for the year ended December 31, 2020 over the prior year period. This decrease in the gross profit percentage was primarily the result of an overall decrease in per case margins mostly due to the release of wines from vintages produced from higher product costs.

Selling, general and administrative expenses were $11,728,003 and $11,567,058 for the years ended December 31, 2020 and 2019, respectively, an increase of $160,945, or 1.4%, for the year ended December 31, 2020 over the prior year period. This increase was mainly the result of increased selling expenses such as shipping, and packaging costs and administrative costs associated with efforts to increase sales and accommodate and develop retail growth and new operations.

Income from operations was $5,001,773 and $3,727,524 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,274,249, or 34.2%, for the year ended December 31, 2020 compared to the prior year period. The primary reason for this increase was increased gross profit and lower selling and administrative expenses as a percentage of sales.

Interest income was $21,022 and $48,066 for the years ended December 31, 2020 and 2019, respectively, a decrease of $27,044. Interest expense was $414,061 and $440,999 for the years ended December 31, 2020 and 2019, respectively, a decrease of $26,938, or 6.1%, for the year ended December 31, 2020 over the prior year period. The decrease in interest expense was mainly due to the decrease in loan balances in 2020 compared to the previous year.

Other income, net, was $165,916 and $128,433 for the years ended December 31, 2020 and 2019, respectively, an increase of $37,483, or 29.2%, for the year ended December 31, 2020 over the prior year period. The increase in other income in 2020 compared to 2019 was primarily the result of an increase in revenue from a financial institution patronage payment.

Provision for income taxes was $1,379,654 and $952,123 for the years ended December 31, 2020 and 2019, respectively, an increase of $427,531, or 44.9%, for the year ended December 31, 2020 over the prior year period. This increase in income taxes in 2020 compared to 2019 was primarily the result of higher income from operations in 2020.

Income per common share after preferred dividends was $0.46 and $0.30 for the years ended December 31, 2020 and 2019, respectively, an increase of $0.16, or 53.5%, for the year ended December 31, 2020 over the prior year period. The primary reason for this increase is an increase in net income in 2020 compared to 2019.

The Company had cash balances of $13,999,755, at December 31, 2020, and $7,050,176 at December 31, 2019. The Company had no outstanding line of credit balances at December 31, 2020 or 2019.

EBITDA

In 2020, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 22.2% to $6,983,662 from $5,668,420 in 2019, primarily as a result of an increase in net income.

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

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2020	2019
Net Income	$3,394,996	$2,510,901
Depreciation and amortization expense	1,812,394	1,812,463
Interest Expense	414,061	440,999
Interest Income	(21,022)	(48,066)
Income tax expense	1,379,654	952,123
EBITDA	$6,980,083	$5,668,420

Sales

Wine case sales for the years ended December 31, 2020 and 2019 and ending inventory amounts for the year ended December 31, 2020, are shown on the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2020	2019	December 31, 2020

Pinot Noir/Estate	15,801	14,696	9,739
Pinot Noir/Barrel Select	17,522	12,713	2,202
Pinot Noir/Founders Reserve	2,613	3,934	7,324
Pinot Noir/Special Designates	6,603	5,217	24,470
Pinot Noir/Whole Cluster	51,387	43,359	14,270
Pinot Gris	33,448	28,810	9,329
Riesling	22,763	19,172	18,314
Chardonnay	3,912	4,244	11,862
Table Wine	-	16,320	8,441
Other	26,801	8,326	51,396

Total	180,850	156,791	157,347

Approximately 52% of the Company’s case sales during 2020 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 19% and 13% of case sales each, respectively. The Company sold approximately 180,850 and 156,791 cases of Company-produced wine during the years ended December 31, 2020 and 2019, respectively. This represents an increase of approximately 24,059 cases, or 15.3% in 2020 compared to 2019. This increase in case sales in 2020 compared to 2019 was primarily the result of increased shipments through internet and telephone sales as well as distributors.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 38.6%, 24.0% and 37.4%, of net sales for the year ended December 31, 2020, respectively. This compares to 38.2%, 20.9% and 40.9% of net sales for the year ended December 31, 2019, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had approximately 157,347 cases of bottled wine on-hand at the end of 2020. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 191,350 cases of wine in 2020 and that sufficient stock is on hand to meet current demand levels until the 2020 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2020, approximately 175,357 cases were produced. The Winery has capacity to store and process about 220,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2020, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. The facility is maintained in good condition and is occasionally used by other local wineries. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2020 and 2019 vintages, the Company grew approximately 41% and 60% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2020 and 2019, 50% and 37% of grapes harvested were purchased under short-term contracts, and 9% and 3% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $220,650 and $222,419 worth of grapes from long-term contracts during the years ended December 31, 2020 and 2019, respectively. The Company received $3,339,460 and $1,426,867 worth of grapes from short-term contracts during the years ended December 31, 2020 and 2019, respectively. Total grapes payable was $1,307,165 and $792,595 as of December 31, 2020 and 2019, respectively. Grapes payable includes $126,024 and $112,650 of grapes payable from long-term contracts as of December 31, 2020 and 2019, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 56 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 252 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 22 acres in 2021, which we anticipate will begin producing grapes in 2025. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2020.

Wine Enthusiast awarded the Company’s 2018 Fuller Pinot Noir with 93 points and was named a Cellar Selection, 2018 Vintage 45 Pinot Noir with 92 points, 2018 White Pinot Noir with 92 points and Editors’ Choice, 2018 Bernau Block Pinot Noir with 91 points, 2018 Tualatin Estate Pinot Noir with 91 points, 2017 Dijon Clone Chardonnay with 91 points and Editors’ Choice, 2019 Whole Cluster Pinot Noir with 91 points and Editors’ Choice, 2018 Estate Chardonnay with 90 points, 2018 Hannah Pinot Noir with 90 points, 2018 O’Brien Pinot Noir with 90 points, 2019 Estate Rosé of Pinot Noir with 90 points, 2019 Whole Cluster Rosé of Pinot Noir with 90 points and Editors’ Choice, 2019 Pinot Gris with 90 points and 2019 Sauvignon Blanc with 90 points. The Company's 2018 Riesling was listed as a Best Buy in Wine Enthusiast's “Best 16 American White Wines for $15 or Less” and the 2019 Riesling earned 90 points.

The Company's 2018 Estate Pinot Noir received a score of 90 points from Wine Spectator.

James Suckling reviewed the Company’s boutique Elton wines from the Eola-Amity Hills AVA and awarded the 2017 Elton Chardonnay with 92 points, 2017 Elton Self-Rooted Pinot Noir with 93 points and 2017 Elton Florine Pinot Noir with 93 points.

Vinous’ Josh Raynolds awarded both the 2017 Elton Self-Rooted Pinot Noir and 2017 Elton Florine Pinot Noir with 93 points. Vinous also awarded the Company’s 2017 Bernau Block Pinot Noir with 92 points, 2017 Tualatin Estate Pinot Noir with 92 points and 2018 Estate Pinot Noir with 91 points.

Wine Advocate reviewed releases from the Company’s boutique Maison Bleue brand from The Rocks District of Milton-Freewater AVA and awarded the 2018 Frontière Syrah with 95 points, 2018 Gravière Syrah with 92 points and 2018 Voyageur Syrah with 90 points. Wine Advocate also awarded the Company’s 2016 Fuller Pinot Noir with 90 points and the 2017 Elton Florine Pinot Noir with 90 points.

Jeb Dunnuck reviewed the Company’s Pambrun wines, sourced from high-elevation hillside plantings in the Walla Walla Valley’s SeVein, and awarded the 2016 Pambrun Chrysologue with 93 points, 2016 Pambrun Cabernet Sauvignon with 91 points and 2016 Pambrun Merlot with 90 points.

The Company’s 2019 Whole Cluster Rosé of Pinot Noir was awarded a Double Gold medal and received a score of 96 points at The Sunset International Wine Competition.

American Wine Society awarded the Company’s 2017 Tualatin Estate Pinot Noir with 93 points and was named the "Best Pinot Noir" in the 2020 Commercial Wine Competition.

The Company’s 2017 Métis, a red blend from the Walla Walla Valley AVA, received a Platinum Medal & was named "Best Proprietary Red Blend in the Northwest" by Sip Magazine.

Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2020, the Company had a working capital balance of $27.5 million and a current ratio of 4.80:1. The Company had cash balances of $13,999,755, at December 31, 2020.

Total cash provided from operating activities for the year ended December 31, 2020 was $5,420,998, which resulted primarily from cash provided by net income combined with increased non-cash operating expenses, such as depreciation and increased grapes payable and accrued expenses, being partially offset by cash used in connection with increased inventory and accounts receivable.

Total cash used in investing activities for the year ended December 31, 2020 was $4,771,978, which was primarily due to cash used to acquire property and equipment and to develop vineyards on the Company’s properties.

Total cash provided from financing activities for the year ended December 31, 2020 was $6,300,559, which primarily resulted from cash received from the issuance of preferred stock, being partially offset by cash used for the repayment of debt and payment of a preferred stock dividend. The Company qualified for and obtained a PPP loan for $1.655 million, but quickly returned the funds after obtaining a $5 million commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from any sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

In 2019, the Company’s Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be mostly completed during the 2021 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $14.4 million, of which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction on the Bernau Estate Tasting Room began in July, 2019 and as of December 31, 2020, we had spent approximately $5.3 million on the project from our cash reserves.

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories. The revolving line bears interest at prime less 0.5%, is payable monthly, and is subject to annual renewal The line of credit agreement also includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, and limits the level of acquisitions of property and equipment. At December 31, 2020, the Company had no outstanding borrowings under its $2,000,000 line of credit, and was in compliance with the line of credit’s financial covenants. The current line of credit loan agreement with Umpqua Bank is due to expire in July 2021.

As of December 31, 2020, the Company had a long-term debt balance of $5,984,272 owed to NW Farm Credit Services. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development.

As of December 31, 2020, the Company had an installment note payable of $1,384,581, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2020 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	2 – 3	4 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$5,985,228	$450,040	$969,380	$1,072,758	$3,493,050
Notes payable	1,384,581	89,040	194,806	219,447	881,288
Grape payables	1,307,165	1,307,165	-	-	-
Operating leases	8,169,721	578,438	1,088,731	1,012,737	5,489,815

Total contractual obligations	$16,846,695	$2,424,683	$2,252,917	$2,304,942	$9,864,153

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2020 or 2019.

Off Balance Sheet Arrangements

At December 31, 2020 and 2019, the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of income, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Portland, Oregon
March 15, 2021

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
 BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$13,999,755	$7,050,176
Accounts receivable, net (Note 2)	2,671,576	1,814,004
Inventories (Note 3)	17,687,973	17,075,080
Prepaid expenses and other current assets	182,266	202,981
Income tax receivable	484,560	623,568
Total current assets	35,026,130	26,765,809

Other assets	13,824	13,824
Vineyard development costs, net	8,020,074	7,624,646
Property and equipment, net (Note 4)	31,486,856	28,648,301
Operating lease right of use assets	4,943,463	4,862,907

TOTAL ASSETS	$79,490,347	$67,915,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,416,210	$859,215
Accrued expenses	1,335,125	1,004,281
Investor deposits for preferred stock	510,636	-
Current portion of note payable	1,384,581	1,468,473
Current portion of long-term debt	450,040	438,378
Current portion of lease liabilities	277,686	203,482
Unearned revenue	622,077	604,777
Grapes payable	1,307,165	792,595
Total current liabilities	7,303,520	5,371,201

Long-term debt, net of current portion and debt issuance costs	5,389,457	5,826,161
Lease liabilities, net of current portion	4,724,344	4,714,413
Deferred income taxes	3,251,099	2,958,606
Total liabilities	20,668,420	18,870,381

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized,
6,309,508 shares issued and outstanding, liquidation preference
$26,184,458, at December 31, 2020 and 4,662,768 shares issued and
outstanding, liquidation preference $19,350,487, at December 31, 2019.	25,817,305	18,319,102
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2020 and
December 31, 2019, respectively.	8,512,489	8,512,489
Retained earnings	24,492,133	22,213,515
Less: Common stock held in treasury, at cost, 149,961 and 113,418 shares
at December 31, 2015 and December 31, 2014, respectively	(1,378,303)	(897,587)
Total shareholders' equity	58,821,927	49,045,106

LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,490,347	$67,915,487

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2020	2019

SALES, NET	$27,314,852	$24,749,263
COST OF SALES	10,585,076	9,454,681

GROSS PROFIT	16,729,776	15,294,582

OPERATING EXPENSES:
Sales and marketing	7,458,139	7,449,088
General and administrative	4,269,864	4,117,970
Total operating expenses	11,728,003	11,567,058

INCOME FROM OPERATIONS	5,001,773	3,727,524

OTHER INCOME (EXPENSE)
Interest income	21,022	48,066
Interest expense	(414,061)	(440,999)
Other income, net	165,916	128,433

INCOME BEFORE INCOME TAXES	4,774,650	3,463,024

INCOME TAX PROVISION	(1,379,654)	(952,123)

NET INCOME	3,394,996	2,510,901

Preferred stock dividends	(1,116,378)	(1,026,063)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$2,278,618	$1,484,838

Earnings per common share after preferred dividends,
basic and diluted	$0.46	$0.30

Weighted-average number of
common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2018	4,662,768	$18,319,102	4,964,529	$8,512,489	$20,728,677	$47,560,268

Preferred stock dividends declared	-	-	-	-	(1,026,063)	$(1,026,063)

Net income	-	-	-	-	2,510,901	$2,510,901

Balance at December 31, 2019	4,662,768	18,319,102	4,964,529	8,512,489	22,213,515	49,045,106

Issuance of preferred stock, net	1,646,740	7,498,203	-	-	-	$7,498,203

Preferred stock dividends declared	-	-	-	-	(1,116,378)	(1,116,378)

Net income	-	-	-	-	3,394,996	3,394,996

Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,394,996	$2,510,901
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,812,394	1,812,463
(Gain)/loss on disposition of property & equipment	(8,000)	487
Preferred stock compensation expense	69,721	-
Non-cash lease expense	3,579	21,012
Non-cash loss from other assets	-	(31,543)
Loan fee amortization	13,247	13,248
Deferred income taxes	292,493	758,379
Deferred gain	-	(24,983)
Change in operating assets and liabilities:
Accounts receivable, net	(857,572)	538,886
Inventories	(612,893)	(827,971)
Prepaid expenses and other current assets	20,715	16,819
Income tax receivable	139,008	(546,505)
Unearned revenue	17,300	87,067
Grapes payable	514,570	(226,534)
Accounts payable	290,596	96,568
Accrued expenses	330,844	93,152
Net cash from operating activities	5,420,998	4,291,446

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development	(593,157)	(783,653)
Additions to property and equipment	(4,178,821)	(4,534,995)
Net cash from investing activities	(4,771,978)	(5,318,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program	1,655,200	-
Payments on Paycheck Protection Program	(1,655,200)	-
Proceeds from investor deposits held as liability	440,915	-
Payment on installment note for property purchase	(83,892)	(216,708)
Payments on long-term debt	(438,289)	(417,318)
Issuance of preferred stock, net	7,498,203	-
Payment of preferred stock dividend	(1,116,378)	(1,026,063)
Net cash from financing activities	6,300,559	(1,660,089)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,949,579	(2,687,291)

CASH AND CASH EQUIVALENTS, beginning of year	7,050,176	9,737,467

CASH AND CASH EQUIVALENTS, end of year	$13,999,755	$7,050,176

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development
costs included in accounts payable	$320,769	$54,371

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$413,319	$441,693
Income tax paid	$956,672	$731,250

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

The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt the business. In the State of Oregon where the Company operates the Winery and most of the vineyards, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, have previously been mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, the Company has at various times closed the tasting rooms and have launched curbside pick-ups and complimentary shipping specials with minimum purchase. The Company believes the ongoing restrictions and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic may adversely affect sales revenues, which would adversely impact liquidity, financial condition, and results of operations. Even after any stay-at-home orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

The Company’s operations could be further disrupted if a significant number of employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19, which could further materially adversely affect liquidity, financial position and results of operations. To support employees and protect the health and safety of employees and customers, the Company may offer enhanced health and welfare benefits, provide bonuses to employees, and purchase additional sanitation supplies and personal protective materials. These measures will likely increase operating costs and adversely affect our liquidity.

The COVID-19 pandemic may also adversely affect the ability of the Company’s grape suppliers to fulfill their obligations, which may negatively affect operations. If suppliers are unable to fulfill their obligation, the Company could face shortages of grapes, and operations and sales could be adversely impacted.

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

In 2020, sales to one distributor represented approximately 24.0% of total Company revenue. In 2019, sales to one distributor represented approximately 14.1% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $2,671,576 and $1,814,004 as of December 31, 2020 and 2019 inclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $1,824,610 and $1,626,881 at December 31, 2020 and 2019, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2020 and 2019, approximately $243,760 and $169,452, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2020 and 2019.

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

The Company had no unrecognized tax benefits as of December 31, 2020 or 2019. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2020 and 2019 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon, California, South Carolina and Connecticut. The Company filed final returns in South Carolina and Connecticut in 2019 as no physical presence in those states. The company is subject to the new Oregon Corporate Activity Tax (OR CAT) beginning in 2020. The Company may be subject to examination by the IRS for tax years 2017 through 2020. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2017 through 2020. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2020, and December 31, 2019, the Company has recorded deferred revenue in the amount of $131,782 and $125,713, respectively, which is included in unearned revenue on the balance sheet.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2020 and 2019, the Company recorded incentive program expenses of $1,757,631 and $1,075,764, respectively, as a reduction in sales on the Statement of Income. As of December 31, 2020, and 2019, the Company has recorded an incentive program liability in the amount of $157,044 and $64,952, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2020 and 2019, advertising costs incurred were approximately $247,049 and $210,563 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2020 and 2019, these costs, which are included in selling, general and administrative expenses, totaled approximately $86,605 and $151,553, respectively.

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

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2020 and 2019, excise taxes incurred were approximately $372,470 and $233,043 respectively.

Income per common share after preferred dividends – Income per share is computed based on the weighted-average number of common shares outstanding each year.

Recently issued accounting standards - Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s audited financial statements. The following provides an update of accounting pronouncements applicable to the Company that are not yet adopted as of December 31,2020. No new accounting pronouncements were adopted during the year ended December 31, 2020.

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740), Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain
Codification exceptions and others to be discussed. Date of adoption is January 1, 2021, and Management does not predict there to be a material impact.

Leases - We determine if an arrangement is a lease at inception. On our balance sheet, our operating leases are included in Operating lease right-of-use assets, Current portion of lease liabilities and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $10,000 and $10,000 at December 31, 2020 and 2019, respectively. Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2020	2019

Balance at Beginning of Period	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

Balance at End of Period	$10,000	$10,000

NOTE 3 – INVENTORIES

	December 31,	December 31,
	2020	2019

Winemaking and packaging materials	$690,114	$704,736
Work-in-process (costs relating to
unprocessed and/or unbottled wine products)	9,066,782	8,313,313
Finished goods (bottled wine and related products)	7,931,077	8,057,031

Total inventories	$17,687,973	$17,075,080

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2020	2019

Construction in progress	$6,553,803	$4,193,467
Land, improvements and other buildings	11,787,334	11,764,811
Winery buildings and hospitality center	17,694,466	16,319,704
Equipment	14,392,923	13,751,324

	50,428,526	46,029,306

Less accumulated depreciation	(18,941,670)	(17,381,005)

	$31,486,856	$28,648,301

Depreciation expense was $1,614,665 and $1,597,076 during the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005 the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowings of up to $2,000,000 against eligible accounts receivable and inventories as defined in the agreement. The revolving line bears interest at prime less 0.5%, is payable monthly, and is subject to annual renewal. In July of 2019, the Company renewed the credit agreement until July 31, 2021. At December 31, 2020 and 2019 there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2020, the Company was in compliance with these financial covenants.

NOTE 6 – NOTES PAYABLE

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2020, the Company had a balance of $1,384,581 due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2020	2019

Northwest Farm Credit Services Loan #4	$1,240,453	$1,364,964
Northwest Farm Credit Services Loan #5	4,743,819	5,046,122
Toyota Credit Corporation	956	12,431
	5,985,228	6,423,517
Debt issuance costs	(145,731)	(158,978)
Current portion of long-term debt	(450,040)	(438,378)

	$5,389,457	$5,826,161

The Company has two long term debt agreements with Farm Credit Services with an aggregate outstanding balance of $5,984,272 and $6,411,086 as of December 31, 2020 and 2019, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2020, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company had an outstanding loan with Toyota Credit Corporation which matured and was paid in full in February 2021, at zero interest, with an outstanding balance of $956 and $12,431 as of December 31, 2020 and 2019, respectively. The purpose of this loan was to purchase a vehicle.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2021	$450,040
2022	472,415
2023	496,965
2024	522,793
2025	549,965
Thereafter	3,493,050

$5,985,228

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2020 and 2019 was 5.11% and 5.09% respectively.

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

The Company is authorized to issue 10,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2020, the Company declared a dividend on its Series A Redeemable Preferred stock payable to shareholders of record at the close of business on December 7, 2020 and paid the dividend on December 31, 2020. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2020 and 2019.

No stock compensation expense was recognized for the years ended December 31, 2020 and 2019. As of December 31, 2020, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2020	2019

Current tax expense:
Federal	$719,341	$130,248
State	367,819	63,496

	1,087,160	193,744

Deferred tax expense (benefit):
Federal	227,248	591,493
State	65,247	166,886

	292,495	758,379

Total	$1,379,655	$952,123

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019

Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.79%	5.93%
Permanent differences	0.26%	0.47%
Tax credits	0.00%	0.00%
Prior year adjustments	0.76%	-0.01%
Changes in tax rates and other	0.09%	0.11%

	28.90%	27.50%

Permanent differences for the periods consist primarily of changes in tax treatment of meals and entertainment as well as political contributions. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	2020	2019

Deferred gain on sale-leaseback	$-	$-
Various Accruals and Deferred Timing Differences	145,195	61,319
Prepaids	(29,404)	(52,309)
Depreciation	(2,744,921)	(2,493,973)
Inventory	(621,969)	(473,643)
Net noncurrent deferred tax liability	(3,251,099)	(2,958,606)

Valuation allowance	-	-
Net deferred tax liability	$(3,251,099)	$(2,958,606)

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

Operating leases – Vineyard - In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The Company extended the lease in January 2019 until January 2025. This property is referred to as the Peter Michael Vineyard and includes approximately 69 acres of producing vineyards.

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyard. This lease is for a 10-year term with four five-year renewals at the Company’s option. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum. In 2017, the Company exercised its option to renew the lease until December 31, 2022.

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

The following tables provide lease cost and other lease information for the twelve months ended December 31, 2020:

Twelve Months Ended
December 31, 2020

Lease Cost
Operating Lease cost - Vineyards	$454,740
Operating Lease cost - Other	139,133
Short-term lease cost	33,492
Total Lease Cost	$627,365

Other information
Cash paid for amounts included in the measurement
of lease liabilities,
Operating cash flows from operating leases - Vineyard	431,702
Operating cash flows from operating leases - Other	139,655
Weighted-average remaining lease term - operating leases	16.55
Weighted-average discount rate - operating leases	6.22%

As of December 31, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2021	$578,438
2022	553,777
2023	534,954
2024	540,365
2025	472,372
Thereafter	5,489,815
Total minimal lease payments	8,169,721
Less present value adjustment	(3,167,691)
Operating lease liabilities	5,002,030
Less current lease liabilities	(277,686)
Lease liabilities, net of current portion	$4,724,344

Grape Purchases - The Company has entered into a long-term grape purchase agreement with one of its Willamette Valley wine grape growers. This contract amended and extended three separate contracts and allows the Company to purchase fruit through the 2023 harvest year. With this agreement the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company had an outstanding balance due on grape purchase agreements of $1,307,165 and $792,594 as of December 31, 2020 and 2019, respectively.

Bernau Estate - In 2019, the Board of Directors approved the construction of a new tasting room at the Bernau Estate, expected to be mostly completed during the 2021 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $14.4 million, of which we expect will be funded through a combination of cash on hand as well as debt and/or equity financing. Construction on the Bernau Estate Tasting Room began in July, 2019 and as of December 31, 2020, we had spent approximately $5.3 million on the project from our cash reserves.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2020 and 2019 there were $138,588 and $129,017 contributions made by the Company to the 401(k) plan, respectively.

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

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.85 per share and concluding at $5.15 per share. Proceeds from the sale of preferred stock for 2020, were received by the Company and included as unrestricted cash. As of December 31, 2020, the Company concluded $8,008,839 in stock sales, net of acquisition costs, under this agreement and recorded $7,498,203 as Preferred Stock Issued and $510,636 as a current liability, “Investor deposits for preferred stock”. Proceeds received will convert from a liability to equity when preferred stock is issued to investors.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the twelve-month periods ending December 31, 2020 and 2019. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Total
	2020	2019	2020	2019	2020	2019

Sales, net	$10,533,070	$9,463,481	$16,781,782	$15,285,782	$27,314,852	$24,749,263
Cost of Sales	2,646,706	2,521,094	7,938,370	6,933,587	10,585,076	9,454,681
Gross Margin	7,886,364	6,942,387	8,843,412	8,352,195	16,729,776	15,294,582
Selling Expenses	5,180,431	4,659,543	1,713,370	2,201,091	6,893,801	6,860,634
Contribution Margin	$2,705,933	$2,282,844	$7,130,042	$6,151,104	$9,835,975	$8,433,948
Percent of Sales, net	38.6%	38.2%	61.4%	61.8%	100.0%	100.0%

Direct sales include $103,958 and $156,768 of bulk wine and grape sales in the years ended December 31, 2020 and 2019, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 38.6% and 38.2% of total net revenue for 2020 and 2019, respectively.

Net sales through distributors represented approximately 61.4% and 61.8% of total net revenue for 2020 and 2019, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board, CEO	67	I	2023
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	74	II	2021
John Ferry	Chief Financial Officer	55	NA	NA
James L. Ellis (3)	Director	76	III	2022
Sean M. Cary (2)	Director	47	I	2023
Stan G. Turel (1)(2)(3)(4)	Director	72	II	2021
Leslie Copland (1)	Director	65	III	2022

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

Craig Smith, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009. For over 20 years Mr. Smith served as the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of Faler, Grove, Mueller & Smith, a large local CPA firm. He has served on many State of Oregon commissions and as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, Oregon State Fair Council, State Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Now retired Mr. Smith was a member of the Oregon State Bar as well as a Certified public accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2020, except for one Form 4 that was filed late by Stan Turel, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2020 and December 31, 2019. No other executive officer of the Company received total compensation in 2020 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2020	$276,704	$276,704	$-	$-	$-	$-	$52,908	$606,316
President, Chief Executive	2019	$271,812	$233,488	$-	$-	$-	$-	$108,906	$614,206
John Ferry **
Chief Financial Officer	2020	$145,000	$-	$-	$-	$15,000	$-	$1,750	$161,750
Chief Financial Officer	2019	$35,000	$-	$-	$-	$-	$-	$495	$35,495

* All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

** Appointed as CFO September 16, 2019

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary of $235,000 with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2020 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed his current year base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Ferry Employment Agreement – The Company and Mr. Ferry are parties to an employment agreement dated September 11, 2019. Under the agreement Mr. Ferry is paid an annual salary of $140,000 that is reviewed and subject to adjustment by the Board annually. Mr. Ferry is also eligible to receive an annual performance-based incentive payment up to $15,000.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2020:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

James L. Ellis	$9,177	-	-	-	-	$2,354	$11,531
Sean M. Cary	3,150	-	-	-	-	-	3,150
Craig Smith	3,050	-	-	-	-	-	3,050
Stan G. Turel	3,250	-	-	-	-	-	3,250
Leslie Copland	5,828	-	-	-	-	-	5,828

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level. The members of the Board received cash compensation for their service on the Board in 2020 and were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 15, 2021, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares
	Shares Outstanding		Beneficially
	Stock		Owned (1)

James W. Bernau, President/CEO, Chair of the Board	422,743		8.5%

John Ferry, CFO	-		**

James L. Ellis, Director	19,865		**

Sean M. Cary, Director	5,200		**

Stan G. Turel, Director	15,192		**

Craig Smith, Director	1,500		**

Leslie Copland, Director	-		**

Christopher Riccardi	385,485	(2)	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (7 persons)	464,500		9.4%

** Less than one percent

 (1) The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 15, 2021. Shares owned do not include ownership of preferred stock shares.

(2) Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

(3) Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2020 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2020 and 2019. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2020	2019

Audit fees (1)	$198,200	$183,282
Tax fees (2)	52,310	65,769

	$250,510	$249,051

(1)
Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements, 401k plan and review of the Company’s quarterly financial statements.
(2)
Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning

The Company also incurred $15,500 related to a 401k financial statement audit.

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

4.1
Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

4.2
Description of Common Stock (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 [File No. 001-37610])

10.1
Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2
Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3
Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

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

101
The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

(1)
The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

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

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 15, 2021
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 15, 2021
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 15, 2021
James L. Ellis

/s/ Craig Smith	Director	March 15, 2021
Craig Smith

/s/ Stan G. Turel	Director	March 15, 2021
Stan G. Turel

/s/ Sean M. Cary	Director	March 15, 2021
Sean M. Cary

/s/ Leslie Copland	Director	March 15, 2021
Leslie Copland