Form 10-Q
period 2021-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2021-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-21522

WILLAMETTE VALLEY VINEYARDS, INC.

(Exact name of registrant as specified in charter)

Oregon	93-0981021
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8800 Enchanted Way, S.E., Turner, Oregon	97392
(Address of principal executive offices)	(Zip Code)

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

☐ Large accelerated filer	☐Accelerated filer

☒ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging growth company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ YES     ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	WVVI	NASDAQ Capital Market
Series A Redeemable Preferred Stock	WVVIP	NASDAQ Capital Market

Number of shares of common stock outstanding as of May 13, 2021: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,289,775	$13,999,755
Accounts receivable, net	1,869,033	2,671,576
Inventories (Note 2)	17,546,300	17,687,973
Prepaid expenses and other current assets	543,571	182,266
Income tax receivable	438,280	484,560
Total current assets	33,686,959	35,026,130

Other assets	13,824	13,824
Vineyard development costs, net	8,180,863	8,020,074
Property and equipment, net (Note 3)	31,923,573	31,486,856
Operating lease right of use assets	4,868,307	4,943,463

TOTAL ASSETS	$78,673,526	$79,490,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,650,999	$1,416,210
Accrued expenses	1,109,706	1,335,125
Investor deposits for preferred stock	-	510,636
Current portion of note payable	1,362,815	1,384,581
Current portion of long-term debt	454,807	450,040
Current portion of lease liabilities	271,646	277,686
Unearned revenue	603,917	622,077
Grapes payable	-	1,307,165
Total current liabilities	5,453,890	7,303,520

Long-term debt, net of current portion and debt issuance costs	5,275,807	5,389,457
Lease liabilities, net of current portion	4,658,927	4,724,344
Deferred income taxes	3,251,099	3,251,099
Total liabilities	18,639,723	20,668,420

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 6,538,841 shares issued and outstanding, liquidation preference $27,495,826, at March 31, 2021 and 6,309,508 shares issued and outstanding, liquidation preference $26,184,458, at December 31, 2020.	27,266,132	25,817,305
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	8,512,489	8,512,489
Retained earnings	24,255,182	24,492,133
Total shareholders’ equity	60,033,803	58,821,927

LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,673,526	$79,490,347

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2021	2020

SALES, NET	$5,765,338	$6,521,895
COST OF SALES	2,271,771	2,609,853

GROSS PROFIT	3,493,567	3,912,042

OPERATING EXPENSES
Sales and marketing	2,116,665	1,748,040
General and administrative	1,200,893	1,081,464
Total operating expenses	3,317,558	2,829,504

INCOME FROM OPERATIONS	176,009	1,082,538

OTHER INCOME (EXPENSE)
Interest income	3,397	9,517
Interest expense	(99,576)	(105,742)
Other income (expense), net	89,134	95,002

INCOME BEFORE INCOME TAXES	168,964	1,081,315

INCOME TAX PROVISION	(46,279)	(294,233)

NET INCOME	122,685	787,082

Accrued preferred stock dividends	(359,636)	(256,452)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(236,951)	$530,630

Earnings (Loss) per common share after preferred dividends, basic and diluted	$(0.05)	$0.11

Weighted-average number of common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three-Month Period Ended March 31, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927

Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191

Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-

Net income	-	-	-	-	122,685	122,685

Balance at March 31, 2021	6,538,841	$27,266,132	4,964,529	$8,512,489	$24,255,182	$60,033,803

	Three-Month Period Ended March 31, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	787,082	787,082

Balance at March 31, 2020	4,662,768	$18,575,554	4,964,529	$8,512,489	$22,744,145	$49,832,188

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122,685	$787,082
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	458,418	428,235
Gain on disposition of property and equipment	(10,000)	-
Non-cash lease expense	3,699	-
Non-cash loss from other assets	-	3,252
Change in operating assets and liabilities:
Accounts receivable	802,543	(533,994)
Inventories	141,673	470,442
Prepaid expenses and other current assets	(361,305)	(85,822)
Income taxes receivable	46,280	294,233
Unearned revenue	(18,160)	(24,179)
Grapes payable	(1,307,165)	(712,123)
Accounts payable	(55,414)	(131,060)
Accrued expenses	(225,419)	(199,950)
Net cash from (used) operating activities	(402,165)	296,116

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(204,151)	(144,639)
Additions to property and equipment	(547,871)	(1,405,884)
Net cash from (used) investing activities	(752,022)	(1,550,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(21,766)	(20,507)
Payments on long-term debt	(112,582)	(107,869)
Proceeds from issuance of preferred stock	578,555	-
Net cash from (used) financing activities	444,207	(128,376)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(709,980)	(1,382,783)

CASH AND CASH EQUIVALENTS, beginning of period	13,999,755	7,050,176

CASH AND CASH EQUIVALENTS, end of period	$13,289,775	$5,667,393

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$290,203	$737,271
Reduction in investor deposits for preferred stock	$510,636	$-
Accrued preferred stock dividends	$359,636	$256,452

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon where we operate the Winery and most of our vineyards, in response to the COVID-19 pandemic individuals are being encouraged to practice social distancing and are restricted from gathering in groups, which when combined with any future stay-at-home orders could adversely affect our sales revenues and consequently impact our liquidity, financial condition and results of operations. Even after orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

Basic earnings (loss) per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2021	2020
Numerator

Net income	$122,685	$787,082
Accrued preferred stock dividends	(359,636)	(256,452)

Net income (loss) applicable to common shares	$(236,951)	$530,630

Denominator

Weighted-average common shares outstanding	4,964,529	4,964,529

Earnings (loss) per common share
after preferred dividends	$(0.05)	$0.11

Subsequent to the filing of the 2020 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of new accounting pronouncements applicable to the Company as of March 31, 2021.

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740), Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed. This was adopted on January 1, 2021, and Management does not predict there to be a material impact.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2021	December 31, 2020

Winemaking and packaging materials	$949,412	$690,114
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	7,972,816	9,066,782
Finished goods (bottled wine and related products)	8,624,072	7,931,077

Total inventories	$17,546,300	$17,687,973

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2021	December 31, 2020

Construction in progress	$7,371,433	$6,553,803
Land, improvements, and other buildings	11,787,333	11,787,334
Winery, tasting room buildings and hospitality center	17,705,166	17,694,466
Equipment	14,362,668	14,392,923

	51,226,600	50,428,526

Accumulated depreciation	(19,303,027)	(18,941,670)

Property and equipment, net	$31,923,573	$31,486,856

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that would have allowed borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at March 31, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2019, the Company renewed the credit agreement until July 31, 2021. At March 31, 2021 and December 31, 2020, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage, as defined. As of March 31, 2021, the Company was in compliance with these financial covenants.

In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2021, the Company had a balance of $1,362,815 due on this note. As of December 31, 2020, the Company had a balance of $1,384,581 due on this note.

Long-Term Debt –The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,873,034 and $5,984,272 as of March 31, 2021 and December 31, 2020, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At March 31, 2021, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

As of March 31, 2021, the Company had unamortized debt issuance costs of $142,420. As of December 31, 2020, the Company had unamortized debt issuance costs of $145,731.

The Company obtained a $5,000,000 commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

5) INTEREST AND TAXES PAID

Income Taxes – The Company paid no income taxes for the three months ended March 31, 2021 and 2020, respectively.

Interest – The Company paid $95,512 and $105,472 for the three months ended March 31, 2021 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2021 and 2020. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$2,306,184	$1,952,312	$3,459,154	$4,569,583	$-	$-	$5,765,338	$6,521,895
Cost of Sales	537,732	477,632	1,734,039	2,132,221	-	-	2,271,771	2,609,853
Gross Margin	1,768,452	1,474,680	1,725,115	2,437,362	-	-	3,493,567	3,912,042
Selling Expenses	1,490,743	1,130,547	470,481	486,396	155,441	131,097	2,116,665	1,748,040
Contribution Margin	$277,709	$344,133	$1,254,634	$1,950,966
Percent of Sales	40.0%	29.9%	60.0%	70.1%
General and Administration					1,200,893	1,081,464	1,200,893	1,081,464
Income from Operations							$176,009	$1,082,538

Direct sales include no bulk wine sales in the three months ended March 31, 2021 compared to $28,734 in bulk wine sales in the three months ended March 31, 2020.

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

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.85 per share and concluding at $5.15 per share. As of March 31, 2021, the Company concluded $8,587,394 in stock sales, net of acquisition costs, under this agreement.

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

The following tables provide lease cost and other lease information:

Three Months Ended
March 31, 2021

Lease Cost
Operating lease cost - Vineyards	$113,685
Operating lease cost - Other	38,224
Short-term lease cost	8,762
Total Lease Cost	$160,671

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$109,970
Operating cash flows from operating leases - Other	$38,238
Weighted-average remaining lease term - Operating leases in years	16.40
Weighted-average discount rate - Operating leases	6.22%

As of March 31, 2021, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2021	$430,229
2022	553,777
2023	534,954
2024	540,365
2025	472,372
Thereafter	5,489,816
Total minimal lease payments	8,021,513
Less present value adjustment	(3,090,940)
Operating lease liabilities	4,930,573
Less current lease liabilities	(271,646)
Lease liabilities, net of current portion	$4,658,927

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

Grape Purchases – The Company has entered into long-term grape purchase agreements with some Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Such policies were unchanged during the three months ended March 31, 2021.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s 35,642 square foot hospitality facility at the Winery, expansion of our operations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 8,000 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 12,000 potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales for the three months ended March 31, 2021 and $28,734 in bulk wine sales for the same period of 2020.

The Company sold 38,060 and 45,035 cases of produced wine during the three months ended March 31, 2021 and 2020, respectively, a decrease of 6,975 cases, or 15.5% in the current year period over the prior year period. The decrease in wine case sales was primarily the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2021, wine inventory included 117,942 cases of bottled wine and 343,772 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 47,083 cases during the three months ended March 31, 2021.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

Wine Enthusiast awarded the Company’s inaugural 2019 White Pinot Noir, in retail distribution nationwide, with 90 points.

Wine & Spirits reviewed the Company’s 2020 Whole Cluster Rosé of Pinot Noir and awarded it with 90 points.

Wine Enthusiast reviewed releases from the Company’s boutique Maison Bleue brand from The Rocks District of Milton-Freewater AVA and awarded the 2018 Frontière Syrah with 91 points, the 2018 Voyageur Syrah with 90 points and the 2018 Gravière Syrah with 90 points. It also awarded the Company’s 2018 Métis, a red blend from the Walla Walla AVA, with 91 points and Editors’ Choice.

Wine Enthusiast awarded the Company’s Pambrun wines, sourced from high-elevation hillside plantings in Walla Walla Valley’s SeVein, with 90 points for both the 2018 Cabernet Sauvignon and 2018 Chrysologue, a Bordeaux-style red blend.

The Company’s 2017 Bernau Estate Méthode Champenoise Brut won a double gold medal and was named “Best Sparkling in the Northwest” by Sip Northwest Magazine.

Forbes included the Company’s Whole Cluster Pinot Noir in the article, “Why Pinot Noir May Be The Best Wine For Your Health.”

The Company’s 2018 Bernau Block Chardonnay was awarded 94 points and a gold medal from the Beverage Testing Institute. The 2018 Dijon Clone Chardonnay was awarded 93 points and a gold medal.

The Company’s 2018 Bernau Block Chardonnay, 2018 Pinot Blanc and 2018 Bernau Block Pinot Noir won gold medals in the 2021 Savor Northwest Wine Awards. The Company’s 2017 Signature Cuvée Pinot Noir was awarded a double gold medal.

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

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2021 and 2020 were $5,765,338 and $6,521,895, respectively, a decrease of $756,557, or 11.6%, in the current year period over the prior year period. This decrease was caused by a decrease in shipments to distributors of $1,110,429 being partially offset by an increase in direct sales of $353,872 in the current year three-month period over the same period in the prior year. The decrease in revenue from the distributors was primarily attributed to the timing of orders, shipments from the winery and inventory management from distributors as first quarter depletions from distributors to their accounts rose 9% from the same period of the prior year and orders from distributors through April are ahead of the previous year. The increase in direct sales to consumers was primarily the result of increased retail sales revenues from our brand ambassador program and increased wine sales made over the internet, which more than offset lower revenues from hospitality and kitchen sales mostly due to the restrictions on the operation of our tasting rooms resulting from the COVID-19 pandemic.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 and 2020 were $2,271,771 and $2,609,853, respectively, a decrease of $338,082, or 13.0%, in the current period over the prior year period. This change was primarily the result of a decrease in sales in the first quarter of 2021 compared to the same quarter in 2020.

Gross Profit

Gross profit for the three months ended March 31, 2021 and 2020 was $3,493,567 and $3,912,042, respectively, a decrease of $418,475, or 10.7%, in the first quarter of 2021 over the same quarter in the prior year. This decrease was primarily the result of a decrease in case sales to distributors in the first three months of the current year compared to the same period in 2020.

Gross profit as a percentage of net sales for the three months ended March 31, 2021 and 2020 was 60.6% and 60.0%, respectively, an increase of 0.6 percentage points in the current quarter over the same quarter in the prior year. The increase was primarily the result of more sales coming from direct sales which have a higher selling price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 was $3,317,558 and $2,829,504, respectively, an increase of $488,054, or 17.2%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $368,625, or 21.1% and an increase in general and administrative expenses of $119,429, or 11.0% in the current quarter compared to the same quarter last year. Selling expenses increased in 2021 compared to 2020 mostly as a result of increased shipping costs related to higher internet and wine club sales and higher labor costs. General and administrative expenses increased in the first quarter of 2021 compared to the same quarter of 2020 primarily as a result of higher labor and maintenance costs.

Interest Expense

Interest expense for the three months ended March 31, 2021 and 2020 was $99,576 and $105,742, respectively, a decrease of $6,166 or 5.8%, in the first quarter of 2021 over the same quarter in the prior year. The decrease in interest expense for the first quarter was primarily the result of lower debt compared to the first quarter of 2020.

Income Taxes

The income tax expense for the three months ended March 31, 2021 and 2020 was $46,279 and $294,233, respectively, a decrease of $247,954 or 84.3%, in the first quarter of 2021 over the same quarter in the prior year, primarily as a result of lower pre-tax income in the first quarter of 2021, compared to the same quarter in 2020. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2021 and 2020 was 27.4% and 27.2%, respectively.

Net Income

Net income for the three months ended March 31, 2021 and 2020 was $122,685 and $787,082, respectively, a decrease of $664,397, or 84.4%, in the first quarter of 2021 over the same quarter in the prior year. The decrease in net income for the first quarter of 2021, compared to the comparable period in 2020, was primarily the result of lower sales and higher selling expenses.

Income Applicable to Common Shareholders

Income and loss applicable to common shareholders for the three months ended March 31, 2021 and 2020 was a loss of $236,951 and income of $530,630, respectively, a decrease of $767,581, or 144.7%, in the first quarter of 2021 over the same quarter in the prior year. The decrease in income applicable to common shareholders in the first quarter of 2021, compared to the same period of 2020, was the result of lower net income and a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At March 31, 2021, the Company had a working capital balance of $28.2 million and a current working capital ratio of 6.18:1.

At March 31, 2021, the Company had a cash balance of $13,289,775. At December 31, 2020, the Company had a cash balance of $13,999,755. This decrease is primarily the result of investing activities in construction activity and the payment of grapes payable. The construction of a new tasting room and winery in Dundee, Oregon is expected to cost approximately $14.9 million, which will be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of March 31, 2021, we had incurred approximately $5.3 million on the project.

Total cash used for operating activities in the three months ended March 31, 2021 was $402,165. Cash used in operating activities for the three months ended March 31, 2021 was primarily associated with reduced grapes payable and accrued expenses and an increase in prepaid expenses, being partially offset by decreased accounts receivable and a reduction in inventories.

Total cash used in investing activities in the three months ended March 31, 2021 was $752.022. Cash used in investing activities for the three months ended March 31, 2021 primarily consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the three months ended March 31, 2021 was $444,207. Cash generated from financing activities for the three months ended March 31, 2021 primarily consisted of proceeds from the issuance of Preferred Stock, being partially offset by the repayment of debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July 2021. The interest rate is prime less 0.5%, with a floor of 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of March 31, 2021, the Company was in compliance with all of the financial covenants.

As of March 31, 2021, and December 31, 2020, the Company had no balance outstanding on the line of credit.

As of March 31, 2021, the Company had a 15-year installment note payable of $1,362,815, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2021, the Company had a total long-term debt balance of $5,873,034, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $142,420. As of December 31, 2020, the Company had a total long-term debt balance of $5,984,272, exclusive of debt issuance costs of $145,731.

The Company obtained a $5,000,000 commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and as of the filing date the Company has not drawn down any funds on this commitment.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2021	By /s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By /s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)