Form 10-Q
period 2021-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2021-08-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 001-37610

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

Number of shares of common stock outstanding as of August 12, 2021: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,117,492	$13,999,755
Accounts receivable, net	2,523,074	2,671,576
Inventories (Note 2)	16,496,297	17,687,973
Prepaid expenses and other current assets	249,911	182,266
Income tax receivable	71,977	484,560
Total current assets	32,458,751	35,026,130

Other assets	13,824	13,824
Vineyard development costs, net	8,262,377	8,020,074
Property and equipment, net (Note 3)	33,997,210	31,486,856
Operating lease right of use assets	4,634,594	4,943,463

TOTAL ASSETS	$79,366,756	$79,490,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,660,255	$1,416,210
Accrued expenses	1,100,755	1,335,125
Investor deposits for preferred stock	110,477	510,636
Current portion of note payable	1,340,724	1,384,581
Current portion of long-term debt	460,604	450,040
Current portion of lease liabilities	310,428	277,686
Unearned revenue	546,176	622,077
Grapes payable	-	1,307,165
Total current liabilities	5,529,419	7,303,520

Long-term debt, net of current portion and debt issuance costs	5,162,375	5,389,457
Lease liabilities, net of current portion	4,389,731	4,724,344
Deferred income taxes	3,251,099	3,251,099
Total liabilities	18,332,624	20,668,420

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 6,564,923 shares issued and outstanding, liquidation preference $27,966,572, at June 30, 2021 and 6,309,508 shares issued and outstanding, liquidation preference $26,184,458, at December 31, 2020.	27,551,416	25,817,305
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	8,512,489	8,512,489
Retained earnings	24,970,227	24,492,133
Total shareholders’ equity	61,034,132	58,821,927

LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,366,756	$79,490,347

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

SALES, NET	$8,949,951	$5,568,654	$14,715,289	$12,090,549
COST OF SALES	3,810,228	2,067,122	6,081,999	4,676,975

GROSS PROFIT	5,139,723	3,501,532	8,633,290	7,413,574

OPERATING EXPENSES
Sales and marketing	2,235,124	1,613,998	4,351,789	3,362,038
General and administrative	1,367,005	941,960	2,567,898	2,023,424
Total operating expenses	3,602,129	2,555,958	6,919,687	5,385,462

INCOME FROM OPERATIONS	1,537,594	945,574	1,713,603	2,028,112

OTHER INCOME (EXPENSE)
Interest income	3,081	5,713	6,478	15,230
Interest expense	(97,499)	(105,133)	(197,075)	(210,875)
Other income (expense), net	40,679	5,800	129,813	100,802

INCOME BEFORE INCOME TAXES	1,483,855	851,954	1,652,819	1,933,269

INCOME TAX PROVISION	(406,304)	(231,533)	(452,583)	(525,766)

NET INCOME	1,077,551	620,421	1,200,236	1,407,503

Accrued preferred stock dividends	(362,506)	(256,452)	(722,142)	(512,904)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$715,045	$363,969	$478,094	$894,599

Earnings per common share after preferred dividends, basic and diluted	$0.14	$0.07	$0.10	$0.18

Weighted-average number of common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927

Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191

Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-

Net income	-	-	-	-	122,685	122,685

Balance at March 31, 2021	6,538,841	27,266,132	4,964,529	8,512,489	24,255,182	60,033,803

Issuance of preferred stock, net	26,082	(77,222)	-	-	-	(77,222)

Preferred stock dividends accrued	-	362,506	-	-	(362,506)	-

Net income	-	-	-	-	1,077,551	1,077,551

Balance at June 30, 2021	6,564,923	$27,551,416	4,964,529	$8,512,489	$24,970,227	$61,034,132

	Six-Month Period Ended June 30, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	787,082	787,082

Balance at March 31, 2020	4,662,768	18,575,554	4,964,529	8,512,489	22,744,145	49,832,188

Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-

Net income	-	-	-	-	620,421	620,421

Balance at June 30, 2020	4,662,768	$18,832,006	4,964,529	$8,512,489	$23,108,114	$50,452,609

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,200,236	$1,407,503
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	943,721	879,906
Gain on disposition of property and equipment	(10,000)	-
Non-cash lease expense	6,998	-
Loan fee amortization	6,624	3,252
Change in operating assets and liabilities:
Accounts receivable	148,502	(395,467)
Inventories	1,191,676	362,693
Prepaid expenses and other current assets	(67,645)	40,252
Income taxes receivable	412,583	525,766
Unearned revenue	(75,901)	(112,302)
Grapes payable	(1,307,165)	(792,595)
Accounts payable	(22,500)	(93,173)
Accrued expenses	(234,369)	(49,712)
Net cash from operating activities	2,192,760	1,776,123

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	10,000	-
Additions to vineyard development costs	(360,911)	(320,816)
Additions to property and equipment	(3,061,925)	(2,737,791)
Net cash from investing activities	(3,412,836)	(3,058,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(43,857)	(41,322)
Payments on long-term debt	(230,140)	(213,031)
Proceeds from investor deposits held as liability	110,477	390,248
Proceeds from issuance of preferred stock	501,333	-
Net cash from financing activities	337,813	135,895

NET CHANGE IN CASH AND CASH EQUIVALENTS	(882,263)	(1,146,589)

CASH AND CASH EQUIVALENTS, beginning of period	13,999,755	7,050,176

CASH AND CASH EQUIVALENTS, end of period	$13,117,492	$5,903,587

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$266,545	$399,821
Reduction in investor deposits for preferred stock	$510,636	$-
Accrued preferred stock dividends	$722,142	$512,904

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon, where we operate the Winery and most of our vineyards, in response to the COVID-19 pandemic individuals are being encouraged to practice social distancing, which when combined with any future orders could adversely affect our sales revenues and consequently impact our liquidity, financial condition and results of operations. Even after orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator

Net income	$1,077,551	$620,421	$1,200,236	$1,407,503
Accrued preferred stock dividends	(362,506)	(256,452)	(722,142)	(512,904)

Net income applicable to common shares	$715,045	$363,969	$478,094	$894,599

Denominator

Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Earnings per common share after preferred dividends	$0.14	$0.07	$0.10	$0.18

Subsequent to the filing of the 2020 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of new accounting pronouncements applicable to the Company as of June 30, 2021.

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740), Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed. This was adopted on January 1, 2021, and Management does not believe there will be a significant impact.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2021	December 31, 2020

Winemaking and packaging materials	$704,770	$690,114
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	6,572,504	9,066,782
Finished goods (bottled wine and related products)	9,219,023	7,931,077

Total inventories	$16,496,297	$17,687,973

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2021	December 31, 2020

Construction in progress	$9,769,228	$6,553,803
Land, improvements, and other buildings	11,787,334	11,787,334
Winery, tasting room buildings and hospitality center	17,787,766	17,694,466
Equipment	14,362,668	14,392,923

Property and equipment, gross	53,706,996	50,428,526

Accumulated depreciation	(19,709,786)	(18,941,670)

Property and equipment, net	$33,997,210	$31,486,856

Depreciation expense for the six months ended June 30, 2021 and 2020 was $818,116 and $795,428, respectively. Depreciation expense for the 3 months ended June 30, 2021 and 2020 was $406,759 and $402,118, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that would have allowed borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at June 30, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2019, the Company renewed the credit agreement until July 31, 2021. At June 30, 2021 and December 31, 2020, there was no outstanding balance on this revolving line of credit. The line of credit has subsequently been renewed for an additional two years.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain minimum amounts of tangible net worth, debt/worth ratio, and debt service coverage, as defined. As of June 30, 2021, the Company was in compliance with these financial covenants.

In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2021, the Company had a balance of $1,340,724 due on this note. As of December 31, 2020, the Company had a balance of $1,384,581 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,762,086 and $5,984,272 as of June 30, 2021 and December 31, 2020, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At June 30, 2021, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

As of June 30, 2021, the Company had unamortized debt issuance costs of $139,107. As of December 31, 2020, the Company had unamortized debt issuance costs of $145,731.

The Company obtained a $5,000,000 commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and was closed in May 2021.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $40,000 and zero tax in income taxes for the three months ended June 30, 2021 and 2020, respectively. The Company paid $40,000 and zero in income taxes for the six months ended June 30, 2021 and 2020, respectively.

Interest – The Company paid $95,052 and $101,288 for the three months ended June 30, 2021 and 2020, respectively, in interest on long-term debt. The Company paid $190,783 and $204,455 for the six months ended June 30, 2021 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2021 and 2020. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$3,149,624	$2,202,642	$5,800,327	$3,366,012	$-	$-	$8,949,951	$5,568,654
Cost of sales	850,949	489,596	2,959,279	1,577,526	-	-	3,810,228	2,067,122
Gross margin	2,298,675	1,713,046	2,841,048	1,788,486	-	-	5,139,723	3,501,532
Selling expenses	1,591,640	1,166,550	454,244	333,850	189,240	113,598	2,235,124	1,613,998
Contribution margin	$707,035	$546,496	$2,386,804	$1,454,636
Percent of sales	35.2%	39.6%	64.8%	60.4%
General and administration					1,367,005	941,960	1,367,005	941,960
Income from operations							$1,537,594	$945,574

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$5,455,807	$4,154,953	$9,259,482	$7,935,596	$-	$-	$14,715,289	$12,090,549
Cost of sales	1,388,680	967,228	4,693,319	3,709,747	-	-	6,081,999	4,676,975
Gross margin	4,067,127	3,187,725	4,566,163	4,225,849	-	-	8,633,290	7,413,574
Selling expenses	3,082,383	2,297,098	924,725	820,246	344,681	244,694	4,351,789	3,362,038
Contribution margin	$984,744	$890,627	$3,641,438	$3,405,603
Percent of sales	37.1%	34.4%	62.9%	65.6%
General and administration					2,567,898	2,023,424	2,567,898	2,023,424
Income from operations							$1,713,603	$2,028,112

Direct sales include no bulk wine sales in the three months ended June 30, 2021 and 2020. Direct sales include zero and $28,734 of bulk wine sales in the six months ended June 30, 2021 and 2020, respectively.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This stock was established to be sold in four offering periods beginning with an offering price of $4.85 per share and concluding at $5.15 per share. As of June 30, 2021, the Company concluded $8,510,172 in stock sales, net of acquisition costs, under this agreement.

On June 11, 2021, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. Net proceeds of $110,477 have been received under this offering and no shares have been issued.

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. In June 2021 the company entered into a new 11 year lease for this property. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum.

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

In January 2019, the Company assumed a lease, with four remaining years, for its Maison Bleue tasting room in Walla Walla, Washington. The lease contains fixed payments that increase over the term of the agreement.

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to following years.

The following tables provide lease cost and other lease information:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Lease Cost
Operating lease cost - Vineyards	$114,782	$229,564
Operating lease cost - Other	38,224	76,448
Short-term lease cost	7,286	16,048

Total lease cost	$160,292	$322,060

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$111,469	$222,536
Operating cash flows from operating leases - Other	$38,238	$76,476
Weighted-average remaining lease term - Operating leases in years	14.77	14.77
Weighted-average discount rate - Operating leases	5.71%	5.71%

As of June 30, 2021, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2021 remainder of period	$283,813
2022	558,165
2023	539,341
2024	544,752
2025	476,760
Thereafter	4,748,051
Total minimal lease payments	7,150,882
Less present value adjustment	(2,450,723)
Operating lease liabilities	4,700,159
Less current lease liabilities	(310,428)
Lease liabilities, net of current portion	$4,389,731

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

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Such policies were unchanged during the six months ended June 30, 2021.

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

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales for the six months ended June 30, 2021 and $28,734 in bulk wine sales for the same period of 2020.

The Company sold 98,420 and 83,435 cases of produced wine during the six months ended June 30, 2021 and 2020, respectively, an increase of 14,985 cases, or 18.0% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased direct case sales as well as increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2021, wine inventory included 118,885 cases of bottled wine and 198,585 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 110,674 cases during the six months ended June 30, 2021.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers.

Wine Enthusiast awarded the Company’s 2020 Whole Cluster Pinot Noir with 91 points and Editors’ Choice, the 2020 Whole Cluster Rosé of Pinot Noir with 90 points and the 2019 Founders’ Reserve Pinot Noir with 90 points.

James Suckling awarded the Company’s 2018 Elton Pinot Noir with 93 points, the 2018 Fuller Pinot Noir with 93 points, the 2018 Estate Pinot Noir with 91 points, the 2018 Tualatin Estate Pinot Noir with 91 points, the 2018 O’Brien Pinot Noir with 91 points and the 2018 Bernau Block Pinot Noir with 90 points.

Wine & Spirits awarded the Company’s 2019 Estate Chardonnay with 90 points and the 2018 Dijon Clone Chardonnay with 90 points.

The Company’s 2018 Estate Pinot Noir was awarded a gold medal and 91 points from the 2021 Sunset International Wine Competition.

The Company’s Estate Pinot Noir, Whole Cluster Pinot Noir, Whole Cluster Rosé of Pinot Noir, Pinot Gris and Méthode Champenoise Brut were featured in various episodes of Season 18 of Bravo’s Top Chef, and the season finale was hosted at the Company’s Estate in the Salem Hills.

Impact of COVID-19 on Operations

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. Although the administration of vaccines in Oregon and throughout the United States contributed to the lifting of certain restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

We have not yet experienced significant disruptions to our supply chain network; however, any future restrictions imposed by our local or state governments may have a negative impact on our future direct to consumer sales. In response to the previous closure and capacity restrictions on our tasting rooms, the Company launched curbside pick-ups, and complimentary shipping specials with minimum purchase, which have been able to more than mitigate the expected declines in direct to consumer sales.

Additionally, the demand for the Company’s wine sold directly or through distributors to restaurants, bars, and other hospitality locations could be reduced in the near-term due to the re-imposition of orders from state and local governments restricting consumers from visiting, as well as in some cases the temporary closure of such establishments.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic, and in particular the response to the COVID-19 variants that have emerged, is continuing to evolve. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2021 and 2020 were $8,949,951 and $5,568,654, respectively, an increase of $3,381,297, or 60.7%, in the current year period over the prior year period. This increase was caused by an increase in sales through distributors of $2,434,315 and an increase in direct sales of $946,982 in the current year three-month period over the prior year period. The increase in direct sales to consumers was primarily the result of retail sales increases in tasting room revenue, phone sales and wine club sales. The increase in revenue from sales through distributors was primarily attributed to higher chain sales and the timing of orders between the first and second quarters. Sales revenue for the six months ended June 30, 2021 and 2020 were $14,715,289 and $12,090,549, respectively, an increase of $2,624,740, or 21.7%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $1,300,854 and an increase in revenues from sales through distributors of $1,323,886 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased phone sales, wine club and internet sales. The increase in sales through distributors was primarily the result of an increase in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2021 and 2020 were $3,810,228 and $2,067,122, respectively, an increase of $1,743,106, or 84.3%, in the current period over the prior year period. This change was primarily the result of an increase in sales and the mix of vintages sold in 2021. Cost of Sales for the six months ended June 30, 2021 and 2020 were $6,081,999 and $4,676,975, respectively, an increase of $1,405,024 or 30.0%, in the current period over the prior year period. This change was primarily the result of an increase in sales in 2021 and the mix of sales channels and vintages sold between the two periods.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2021 and 2020 was 57.4% and 62.9%, respectively, a decrease of 5.5 percentage points in the current year period over the prior year period mostly as a result of the mix of sales and an increased percentage of total sales coming from sales to distributors in the second quarter of 2021 compared to the same quarter of 2020. Gross profit as a percentage of net sales for the six months ended June 30, 2021 and 2020 was 58.7% and 61.3%, respectively, a decrease of 2.6 percentage points in the current year period over the prior year period. This decrease was primarily the result of the mix of sales between direct sales channels in the periods

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 2021 and 2020 was $3,602,129 and $2,555,958 respectively, an increase of $1,046,171, or 40.9%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $621,126, or 38.5% and an increase in general and administrative expenses of $425,045, or 45.1% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2021 and 2020 was $6,919,687 and $5,385,462, respectively, an increase of $1,534,225, or 28.5%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $989,751, or 29.4% and an increase in general and administrative expenses of $544,474, or 26.9% in the current year period compared to the same period in 2020. Selling expenses increased in both the first half and second quarter of 2021 compared to the same periods in 2020 primarily as a result of more sales coming from tasting rooms which were open for more days in 2021, combined with higher labor costs. General and administrative expenses increased in the second quarter of 2021 compared to the same quarter of 2020 primarily a result of more maintenance costs and professional fees and increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily as a result of increased maintenance and compensation related costs compared to the same period in 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 and 2020 was $97,499 and $105,133, respectively, a decrease of $7,634 or 7.3%, in the second quarter of 2021 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2021 and 2020 was $197,075 and $210,875, respectively, a decrease of $13,800 or 6.5%, in the current year period over the prior year period. The decrease in interest expense for the second quarter and first six months of 2021 was primarily the result of decreased debt in the current period compared to the second quarter and first six months of 2020.

Income Taxes

The income tax expense for the three months ended June 30, 2021 and 2020 was $406,304 and $231,533, respectively, an increase of $174,771 or 75.5%, in the second quarter of 2021 over the same quarter in the prior year mostly as a result of higher pre-tax income in the second quarter of 2021, compared to the same quarter in 2020. The Company’s estimated federal and state combined income tax rate was 27.4% and 27.2% for the three months ended June 30, 2021 and 2020, respectively. The income tax expense for the six months ended June 30, 2021 and 2020 was $452,583 and $525,766, respectively, a decrease of $73,183 or 13.9%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first six months of 2021, compared to the same period in 2020. The Company’s estimated federal and state combined income tax rate was 27.4% and 27.2% for the six months ended June 30, 2021 and 2020, respectively.

Net Income

Net income for the three months ended June 30, 2021 and 2020 was $1,077,551 and $620,421, respectively, an increase of $457,130, or 73.7%, in the second quarter of 2021 over the same quarter in the prior year. Net income for the six months ended June 30, 2021 and 2020 was $1,200,236 and $1,407,503, respectively, a decrease of $207,267, or 14.7%, in the current year period over the prior year period. The increase in net income for the second quarter and decrease in net income for the first half of 2021, compared to the comparable periods in 2020, was primarily the result of changes in the gross profits and operating expenses.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended June 30, 2021 and 2020 was $715,045 and $363,969, respectively, an increase of $351,076, or 96.5%, in the second quarter of 2021 over the same quarter in the prior year. Income applicable to common shareholders for the six months ended June 30, 2021 and 2020 was $478,094 and $894,599, respectively, a decrease of $416,505, or 46.6%, in the current year period over the prior year period. The increase in income applicable to common shareholders in the second quarter was the result of higher net income and the decrease in the first six months of 2021, compared to the same periods of 2020, was the result of lower net income and higher dividend costs in the current period.

Liquidity and Capital Resources

At June 30, 2021, the Company had a working capital balance of $26.9 million and a current working capital ratio of 5.87:1.

At June 30, 2021, the Company had a cash balance of $13,117,492. At December 31, 2020, the Company had a cash balance of $13,999,755. This decrease is primarily the result of investing activities in construction activity and the payment of grapes payable. The construction of a new tasting room and winery in Dundee, Oregon is expected to cost approximately $14.9 million, which will be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of June 30, 2021, we had incurred approximately $7.3 million on the project.

Total cash generated from operating activities in the six months ended June 30, 2021 was $2,192,760. Cash from operating activities for the six months ended June 30, 2021 was primarily associated with net income, reduced inventory, and income tax receivable, being partially offset by reduced grapes payable and a reduction in accrued expenses.

Total cash used in investing activities in the six months ended June 30, 2021 was $3,412,836. Cash used in investing activities for the six months ended June 30, 2021 primarily consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the six months ended June 30, 2021 was $337,813. Cash generated from financing activities for the six months ended June 30, 2021 primarily consisted of proceeds from the issuance of Preferred Stock, being partially offset by the repayment of debt.

The Company has an asset-based loan agreement (the “line of credit”) with Umpqua Bank that allows it to borrow up to $2,000,000. The Company renewed this agreement, in July 2019, until July 2021. The interest rate is prime less 0.5%, with a floor of 3.25%. The loan agreement contains certain restrictive financial covenants with respect to total equity, debt-to-equity and debt coverage that must be maintained by the Company on a quarterly basis. As of June 30, 2021, the Company was in compliance with all of the financial covenants. The line of credit has subsequently been renewed for an additional two years.

As of June 30, 2021, and December 31, 2020, the Company had no balance outstanding on the line of credit.

As of June 30, 2021, the Company had a 15-year installment note payable of $1,340,724, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2021, the Company had a total long-term debt balance of $5,762,086, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $139,107. As of December 31, 2020, the Company had a total long-term debt balance of $5,984,272, exclusive of debt issuance costs of $145,731.

The Company obtained a $5,000,000 commercial loan commitment from Farm Credit Services, which is intended to provide the Company with additional liquidity in the event the Company was to experience operating losses from sales disruptions due to the COVID-19 pandemic. This Commitment came into effect in July 2020 and was closed in May 2021.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 12, 2021	By /s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By /s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)