Form 10-Q
period 2021-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2021-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of common stock outstanding as of November 12, 2021: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,891,696	$13,999,755
Accounts receivable, net	2,211,739	2,671,576
Inventories	18,154,900	17,687,973
Prepaid expenses and other current assets	190,455	182,266
Income tax receivable	144,721	484,560
Total current assets	34,593,511	35,026,130

Other assets	13,824	13,824
Vineyard development costs, net	8,383,747	8,020,074
Property and equipment, net	37,197,027	31,486,856
Operating lease right of use assets	4,595,650	4,943,463

TOTAL ASSETS	$84,783,759	$79,490,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,144,828	$1,416,210
Accrued expenses	1,294,922	1,335,125
Investor deposits for preferred stock	2,899,346	510,636
Current portion of note payable	1,318,301	1,384,581
Current portion of long-term debt	462,552	450,040
Current portion of lease liabilities	353,856	277,686
Unearned revenue	544,154	622,077
Grapes payable	1,639,451	1,307,165
Total current liabilities	10,657,410	7,303,520

Long-term debt, net of current portion and debt issuance costs	5,051,355	5,389,457
Lease liabilities, net of current portion	4,310,658	4,724,344
Deferred income taxes	3,251,099	3,251,099
Total liabilities	23,270,522	20,668,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 6,564,923 shares issued and outstanding, liquidation preference $28,327,643, at September 30, 2021 and 6,309,508 shares issued and outstanding, liquidation preference $26,184,458, at December 31, 2020.	27,935,401	25,817,305
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	8,512,489	8,512,489
Retained earnings	25,065,347	24,492,133
Total shareholders’ equity	61,513,237	58,821,927

LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,783,759	$79,490,347

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

SALES, NET	$7,641,228	$6,918,131	$22,356,517	$19,008,680
COST OF SALES	3,179,590	2,696,934	9,261,589	7,373,909

GROSS PROFIT	4,461,638	4,221,197	13,094,928	11,634,771

OPERATING EXPENSES
Sales and marketing	2,335,623	1,876,455	6,687,412	5,238,493
General and administrative	1,433,142	1,040,908	4,001,040	3,064,332
Total operating expenses	3,768,765	2,917,363	10,688,452	8,302,825

INCOME FROM OPERATIONS	692,873	1,303,834	2,406,476	3,331,946

OTHER INCOME (EXPENSE)
Interest income	2,797	2,615	9,275	17,845
Interest expense	(96,473)	(103,283)	(293,548)	(314,158)
Other income, net	29,250	37,097	159,063	137,899

INCOME BEFORE INCOME TAXES	628,447	1,240,263	2,281,266	3,173,532

INCOME TAX PROVISION	(172,256)	(343,464)	(624,839)	(869,230)

NET INCOME	456,191	896,799	1,656,427	2,304,302

Accrued preferred stock dividends	(361,071)	(256,452)	(1,083,213)	(769,356)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$95,120	$640,347	$573,214	$1,534,946

Earnings per common share after preferred dividends, basic and diluted	$0.02	$0.13	$0.12	$0.31

Weighted-average number of common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927
Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191
Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-
Net income	-	-	-	-	122,685	122,685
Balance at March 31, 2021	6,538,841	27,266,132	4,964,529	8,512,489	24,255,182	60,033,803
Issuance of preferred stock, net	26,082	(77,222)	-	-	-	(77,222)
Preferred stock dividends accrued	-	362,506	-	-	(362,506)	-
Net income	-	-	-	-	1,077,551	1,077,551
Balance at June 30, 2021	6,564,923	$27,551,416	4,964,529	$8,512,489	$24,970,227	$61,034,132
Stock compensation expense		22,914	-	-	-	22,914
Preferred stock dividends accrued	-	361,071	-	-	(361,071)	-
Net income	-	-	-	-	456,191	456,191
Balance at September 30, 2021	6,564,923	$27,935,401	4,964,529	$8,512,489	$25,065,347	$61,513,237

	Nine-Month Period Ended September 30, 2020
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	787,082	787,082
Balance at March 31, 2020	4,662,768	18,575,554	4,964,529	8,512,489	22,744,145	49,832,188
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	620,421	620,421
Balance at June 30, 2020	4,662,768	18,832,006	4,964,529	8,512,489	23,108,114	50,452,609
Preferred stock dividends accrued	-	256,452	-	-	(256,452)	-
Net income	-	-	-	-	896,799	896,799
Balance at September 30, 2020	4,662,768	$19,088,458	4,964,529	$8,512,489	$23,748,461	$51,349,408

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,656,427	$2,304,302
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,498,681	1,346,008
Gain on disposition of property and equipment	(5,904)	-
Non-cash lease expense	10,297	-
Loan fee amortization	9,935	9,875
Stock compensation expense	22,914	-
Change in operating assets and liabilities:
Accounts receivable	459,837	(1,613,116)
Inventories	(466,927)	457,994
Prepaid expenses and other current assets	(8,189)	86,529
Income taxes receivable	339,839	290,979
Unearned revenue	(77,923)	(153,408)
Grapes payable	332,286	(229,222)
Accounts payable	39,714	150,632
Accrued expenses	(40,203)	258,395
Net cash from operating activities	3,770,784	2,908,968

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	35,510	-
Additions to vineyard development costs	(541,585)	(468,774)
Additions to property and equipment	(6,361,345)	(3,422,004)
Net cash from investing activities	(6,867,420)	(3,890,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program	-	1,655,200
Payments on Paycheck Protection Program	-	(1,655,200)
Payment on installment note for property purchase	(66,280)	(62,449)
Payments on long-term debt	(345,822)	(326,179)
Proceeds from investor deposits held as liability	2,899,346	5,033,330
Proceeds from issuance of preferred stock	501,333	-
Net cash from financing activities	2,988,577	4,644,702

NET CHANGE IN CASH AND CASH EQUIVALENTS	(108,059)	3,662,892

CASH AND CASH EQUIVALENTS, beginning of period	13,999,755	7,050,176

CASH AND CASH EQUIVALENTS, end of period	$13,891,696	$10,713,068

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$1,009,623	$276,519
Reduction in investor deposits for preferred stock	$510,636	$-
Accrued preferred stock dividends	$1,083,213	$769,356

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021, or any portion thereof. The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In the State of Oregon, where we operate the Company’s winery in Turner, Oregon, and most of our vineyards, in response to the COVID-19 pandemic individuals are being encouraged to practice social distancing, which when combined with any future orders could adversely affect our sales revenues and consequently impact our liquidity, financial condition and results of operations. Even after orders are loosened or lifted, the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.

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

Basic earnings per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator

Net income	$456,191	$896,799	$1,656,427	$2,304,302
Accrued preferred stock dividends	(361,071)	(256,452)	(1,083,213)	(769,356)

Net income applicable to common shares	$95,120	$640,347	$573,214	$1,534,946

Denominator

Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Earnings per common share after preferred dividends - basic and diluted	$0.02	$0.13	$0.12	$0.31

Subsequent to the filing of the 2020 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements. The following provides an update of new accounting pronouncements applicable to the Company as of September 30, 2021.

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740), Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed. This was adopted on January 1, 2021, and Management does not believe there will be a significant impact.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2021	December 31, 2020

Winemaking and packaging materials	$383,854	$690,114
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	6,605,756	9,066,782
Finished goods (bottled wine and related products)	11,165,290	7,931,077

Total inventories	$18,154,900	$17,687,973

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2021	December 31, 2020

Construction in progress	$12,712,064	$6,553,803
Land, improvements, and other buildings	11,946,928	11,787,334
Winery, tasting room buildings, and hospitality center	17,787,766	17,694,466
Equipment	14,881,387	14,392,923

	57,328,145	50,428,526

Accumulated depreciation	(20,131,118)	(18,941,670)

Property and equipment, net	$37,197,027	$31,486,856

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,230,459 and $1,176,207, respectively. Depreciation expense for the 3 months ended September 30, 2021 and 2020 was $446,033 and $394,859, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At September 30, 2021 and December 31, 2020, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain a minimum current ratio, debt to tangible net worth, and debt service coverage, as defined. As of September 30, 2021, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2021, the Company had a balance of $1,318,301 due on this note. As of December 31, 2020, the Company had a balance of $1,384,581 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,649,703 and $5,984,272 as of September 30, 2021 and December 31, 2020, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At September 30, 2021, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

As of September 30, 2021, the Company had unamortized debt issuance costs of $135,796. As of December 31, 2020, the Company had unamortized debt issuance costs of $145,731.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $245,000 and $578,000 tax in income taxes for the three months ended September 30, 2021 and 2020, respectively. The Company paid $285,000 and $578,000 in income taxes for the nine months ended September 30, 2021 and 2020, respectively.

Interest – The Company paid $93,234 and $90,165 for the three months ended September 30, 2021 and 2020, respectively, in interest on long-term debt. The Company paid $284,017 and $294,620 for the nine months ended September 30, 2021 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2021 and 2020. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$3,347,446	$2,648,274	$4,293,782	$4,269,857	$-	$-	$7,641,228	$6,918,131
Cost of sales	883,237	711,172	2,296,353	1,985,762	-	-	3,179,590	2,696,934
Gross margin	2,464,209	1,937,102	1,997,429	2,284,095	-	-	4,461,638	4,221,197
Selling expenses	1,692,392	1,342,550	471,668	360,867	171,563	173,038	2,335,623	1,876,455
Contribution margin	$771,817	$594,552	$1,525,761	$1,923,228
Percent of sales	43.8%	38.3%	56.2%	61.7%
General and administration					1,433,142	1,040,908	1,433,142	1,040,908
Income from operations							$692,873	$1,303,834

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$8,803,254	$6,803,228	$13,553,263	$12,205,452	$-	$-	$22,356,517	$19,008,680
Cost of sales	2,271,918	1,678,400	6,989,671	5,695,509	-	-	9,261,589	7,373,909
Gross margin	6,531,336	5,124,828	6,563,592	6,509,943	-	-	13,094,928	11,634,771
Selling expenses	4,774,775	3,639,648	1,396,393	1,181,113	516,244	417,732	6,687,412	5,238,493
Contribution margin	$1,756,561	$1,485,180	$5,167,199	$5,328,830
Percent of sales	39.4%	35.8%	60.6%	64.2%
General and administration					4,001,040	3,064,332	4,001,040	3,064,332
Income from operations							$2,406,476	$3,331,946

Direct sales include no bulk wine sales in the three months ended September 30, 2021 and 2020. Direct sales include zero and $28,734 of bulk wine sales in the nine months ended September 30, 2021 and 2020, respectively.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in four offering periods with four separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.15 per share. As of September 30, 2021, the Company had received aggregate proceeds of $8,533,086 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. Net proceeds of $2,899,346 have been received under this offering as of September, 30 2021 for the issuance of Preferred Stock.

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

Operating Leases – Non-Vineyard - In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. The lease contains an escalation provision with a cap at 3% per year. The Company has exercised the first one year renewal option.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Lease Cost
Operating lease cost - Vineyards	$114,782	$344,346
Operating lease cost - Other	38,585	115,033
Short-term lease cost	7,876	23,924
Total lease cost	$161,243	$483,303

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$111,469	$334,005
Operating cash flows from operating leases - Other	$38,600	$115,076
Weighted-average remaining lease term - Operating leases in years	14.49	14.49
Weighted-average discount rate - Operating leases	5.69%	5.69%

As of September 30, 2021, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2021 remainder of period	$155,053
2022	592,258
2023	539,341
2024	544,752
2025	476,760
Thereafter	4,748,051
Total minimal lease payments	7,056,215
Less present value adjustment	(2,391,701)
Operating lease liabilities	4,664,514
Less current lease liabilities	(353,856)
Lease liabilities, net of current portion	$4,310,658

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

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines, and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Such policies were unchanged during the nine months ended September 30, 2021.

Overview

The Company, one of the largest wine producers in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super premium and ultra-premium wine; (3) achieve significant brand recognition for its wines, first in Oregon, and then nationally and internationally; (4) effectively distribute and sell its products nationally; and (5) continue to build on its base of direct to consumer sales.

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

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Metis, Natoma, Elton, Domaine Willamette and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s 35,642 square foot hospitality facility at the Winery, expansion of our operations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 8,000 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 12,000 current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had no bulk wine sales for the nine months ended September 30, 2021 and $28,734 in bulk wine sales for the same period of 2020.

The Company sold 145,153 and 130,705 cases of produced wine during the nine months ended September 30, 2021 and 2020, respectively, an increase of 14,448 cases, or 11.1% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of increased direct case sales as well as increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2021, wine inventory included 135,129 cases of bottled wine and 326,685 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 173,319 cases during the nine months ended September 30, 2021.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The International Wine Report awarded the Company’s 2018 Bernau Block Pinot Noir with 90 points, 2019 Estate Pinot Noir with a 90 points, 2019 Estate Chardonnay with 91 points and Estate Rose of Pinot Noir with 91 points,

The Wine Panel awarded the Company’s 2019 Estate Pinot Noir with 91 points, 2020 Pinot Gris with 93 points and 2019 White Pinot Noir with 90 points,

Wine Press Northwest described the 2020 Whole Cluster Rose of Pinot Noir with a “Unanimously Outstanding!”

The Company’s 2020 Whole Cluster Pinot Noir was featured in an article by Wine Enthusiast called, “In Oregon’s Willamette Valley, Elegant Pinot Noir for Less than $40,” with the wine’s 90 point score included.

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

With the exception of key operations personnel, we have shifted our office staff to remote workstations, and we expect we will continue to operate remotely until management determines it is safe for employees to return to offices. Far exceeding the required Oregon Healthy Authority protocols, a new state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

We have not yet experienced significant disruptions to our supply chain network; however, any future restrictions imposed by our local or state governments may have a negative impact on our future direct to consumer sales. In response to the previous closure of, and capacity restrictions in, our tasting rooms, the Company launched curbside pick-ups, and complimentary shipping specials with minimum purchase, which were able to more than offset the expected declines in direct to consumer sales.

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

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2021 and 2020 were $7,641,228 and $6,918,131, respectively, an increase of $723,097, or 10.5%, in the current year period over the prior year period. This increase was caused by an increase in direct sales of $699,172 and an increase in direct sales through distributors of $23,925 in the current year three-month period over the prior year period. The increase in direct sales to consumers was primarily the result of increased revenue from tasting room sales, phone sales and wine club sales. Sales revenue for the nine months ended September 30, 2021 and 2020 were $22,356,517 and $19,008,680, respectively, an increase of $3,347,837, or 17.6%, in the current year period over the prior year period. This increase was mainly caused by an increase in revenues from direct sales of $2,000,026 and an increase in revenues from sales through distributors of $1,347,811 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased phone sales, wine club and internet sales. The increase in sales through distributors was primarily the result of an increase in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended September 30, 2021 and 2020 were $3,179,590 and $2,696,934, respectively, an increase of $482,656, or 17.9%, in the current period over the prior year period. This change was primarily the result of an increase in sales and the mix of vintages sold in 2021. Cost of Sales for the nine months ended September 30, 2021 and 2020 were $9,261,589 and $7,373,909, respectively, an increase of $1,887,680 or 25.6%, in the current period over the prior year period. This change was primarily the result of an increase in sales in 2021 and the mix of sales channels and vintages sold between the two periods.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2021 and 2020 was 58.4% and 61.0%, respectively, a decrease of 2.6 percentage points in the current year period over the prior year period mostly as a result of higher cost vintages produced in 2020 that were sold in 2021. Gross profit as a percentage of net sales for the nine months ended September 30, 2021 and 2020 was 58.6% and 61.2%, respectively, a decrease of 2.6 percentage points in the current year period over the prior year period. This decrease was primarily the result of higher cost vintages produced in 2020 and sold in 2021 combined with the mix of products sold in the period.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended September 30, 2021 and 2020 was $3,768,765 and $2,917,363 respectively, an increase of $851,402, or 29.2%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $459,168, or 24.5% and an increase in general and administrative expenses of $392,234, or 37.7% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the nine months ended September 30, 2021 and 2020 was $10,688,452 and $8,302,825, respectively, an increase of $2,385,627, or 28.7%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $1,448,919, or 27.7% and an increase in general and administrative expenses of $936,708, or 30.6% in the current year period compared to the same period in 2020. Selling expenses increased in both the third quarter and nine months of 2021 compared to the same periods in 2020 primarily as a result of our tasting rooms being open for more days in 2021 compared to 2020 resulting in higher labor and related costs associated with operating the tasting rooms. General and administrative expenses increased in the third quarter of 2021 compared to the same quarter of 2020 primarily a result of more maintenance costs and professional fees and increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily as a result of increased maintenance and compensation related costs compared to the same period in 2020.

Interest Expense

Interest expense for the three months ended September 30, 2021 and 2020 was $96,473 and $103,283, respectively, a decrease of $6,810 or 6.6%, in the third quarter of 2021 over the same quarter in the prior year. Interest expense for the nine months ended September 30, 2021 and 2020 was $293,548 and $314,158, respectively, a decrease of $20,610 or 6.6%, in the current year period over the prior year period. The decrease in interest expense for the third quarter and nine months of 2021 compared to the same periods in 2020 was primarily the result of decreased debt in the current period compared to the third quarter and nine months of 2020.

Income Taxes

The income tax expense for the three months ended September 30, 2021 and 2020 was $172,256 and $343,464, respectively, a decrease of $171,208 or 49.8%, in the third quarter of 2021 compared to the same quarter in the prior year as a result of lower pre-tax income in the third quarter of 2021, compared to the same quarter in 2020. The Company’s estimated federal and state combined income tax rate was 27.4% and 27.7% for the three months ended September 30, 2021 and 2020, respectively. The income tax expense for the nine months ended September 30, 2021 and 2020 was $624,839 and $869,230, respectively, a decrease of $244,391 or 28.1%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first nine months of 2021, compared to the same period in 2020. The Company’s estimated federal and state combined income tax rate was 27.4% for both the nine months ended September 30, 2021 and 2020, respectively.

Net Income

Net income for the three months ended September 30, 2021 and 2020 was $456,191 and $896,799, respectively, a decrease of $440,608, or 49.1%, in the third quarter of 2021 over the same quarter in the prior year. Net income for the nine months ended September 30, 2021 and 2020 was $1,656,427 and $2,304,302, respectively, a decrease of $647,875, or 28.1%, in the current year period over the prior year period. The decrease in net income for the third quarter and nine months of 2021, compared to the comparable periods in 2020, was primarily the result higher gross profits in 2021 being more than offset by increased operating expenses mostly as a result of increased costs associated with our tasting rooms being open for more days in 2021 compared to 2020.

Income Applicable to Common Shareholders

Income applicable to common shareholders for the three months ended September 30, 2021 and 2020 was $95,120 and $640,347, respectively, a decrease of $545,227, or 85.1%, in the third quarter of 2021 over the same quarter in the prior year. Income applicable to common shareholders for the nine months ended September 30, 2021 and 2020 was $573,214 and $1,534,946, respectively, a decrease of $961,732, or 62.7%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in the third quarter and nine months of 2021, compared to the same periods of 2020, was the result of lower net income and higher dividend costs associated with the increased number of shares of Preferred Stock in the current periods compared to the same periods in 2020.

Liquidity and Capital Resources

At September 30, 2021, the Company had a working capital balance of $23.9 million and a current working capital ratio of 3.25:1.

At September 30, 2021, the Company had a cash balance of $13,891,696. At December 31, 2020, the Company had a cash balance of $13,999,755. This decrease is primarily the result of cash used in construction activities being partially offset with the proceeds from Preferred Stock subscriptions. The construction of a new tasting room and winery in Dundee, Oregon is expected to cost approximately $15.6 million, which will be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of September 30, 2021, we had incurred approximately $8.7 million on the project.

Total cash generated from operating activities in the nine months ended September 30, 2021 was $3,770,784. Cash from operating activities for the nine months ended September 30, 2021 was primarily associated with net income, reduced receivables, increased grapes payable and income tax receivable, being partially offset by increased inventory and a reduction in accrued expenses.

Total cash used in investing activities in the nine months ended September 30, 2021 was $6,867,420. Cash used in investing activities for the nine months ended September 30, 2021 primarily consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the nine months ended September 30, 2021 was $2,988,577. Cash generated from financing activities for the nine months ended September 30, 2021 primarily consisted of proceeds from investor deposits related to the Preferred Stock offering as well as the issuance of Preferred Stock, being partially offset by the repayment of debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At September 30, 2021 and December 31, 2020, there was no outstanding balance on this revolving line of credit.

As of September 30, 2021, the Company had a 15-year installment note payable of $1,318,301, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2021, the Company had a total long-term debt balance of $5,649,703, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $135,796. As of December 31, 2020, the Company had a total long-term debt balance of $5,984,272, exclusive of debt issuance costs of $145,731.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

Off Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 12, 2021	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)