Form 10-K
period 2021-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2022-03-29
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $62,070,250.

The number of outstanding shares of the registrant’s Common Stock as of March 29, 2022 was 4,964,529.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.

FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.

FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” “WVVI” and “the Company” refer to Willamette Valley Vineyards, Inc.

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

Business

Introduction – The Company was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner, Oregon (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Tualatin Estate, Pambrun, Maison Bleue, Natoma, Metis, Pere Ami and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Segments – The Company has identified two operating segments, direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies. Direct sales include retail sales in the tasting rooms, wine club sales, online sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary. Distributor sales include all sales through a third party where prices are given at a wholesale rate.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2021, $24 to $100 per bottle; Chardonnay, $25 to $45 per bottle; Pinot Gris, $17 per bottle; Pinot Blanc, $25 per bottle; Sauvignon Blanc, $28 per bottle; Gruner Veltliner, $28 per bottle; Rose, $18 to $25 per bottle; Brut, $55 per bottle; Brut Rose, $75; Blanc de Blancs, $75; and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles: Semi-Sparkling Muscat, $20 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $50 per bottle; Merlot, $48 per bottle; Cabernet Sauvignon, $50 per bottle; Grenache, $50 per bottle; Cabernet Franc, $50 per bottle; Tempranillo, $50 per bottle; Malbec, $50 per bottle; The Griffin (a Bordeaux style blend), $65 per bottle; and Viognier, $35 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $75 per bottle and Chardonnay, $75 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $65 per bottle; Merlot, $60 per bottle; and Cabernet Sauvignon, $70 per bottle.

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

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, the WILLAMETTE VALLEY VINEYARDS, DAEDALUS, OREGON’S LANDMARK WINERY, TUALATIN, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP.SAVE, WHOLE CLUSTER, MADE IN OREGON CELLARS, OREGON BLOSSOM, INGRAM ESTATE, IT’S WILLAMETTE, DAMMIT, FULLER, TUALATIN, TUALATIN ESTATE, MAISON BLEUE WINERY, METIS, O’BRIEN, WILLAMETTE WINEWORKS, COTE DU BLEUE, PERE AMI, KAYAK and NATOMA marks. Additionally, the Company has allowed use on PAMBRUN and PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in the number of wineries that are being established throughout the country. From 2009 to 2021, U.S. wineries grew in number from 6,357 to 11,053, according to Statista. and is one of the fastest growing segments in agriculture. U.S. wineries decreased production in 2020, the most recent year such data is available, by 9.7% compared to 2019 according to Statista. The total retail value of wine sales has increased from $26.3 billion in 2000 to $66.8 billion in 2020 according to Statista. According to the report, the U.S. value of Direct to consumer wine shipments grew by 14.9 percent in 2020. Total wine consumption in the United States has grown by 46 percent since 2005. In 2020, one billion gallons of wine were consumed, up from 687 million in 2005. Wine consumption has been increasing in the United States. Since 2005, the average annual consumption per resident has increased by 33 percent to a high of 3.09 gallons in 2020.

According to a Wine Analytics report at the end of 2021, the total U.S. wine market was worth $78.3 billion, a 17% increase from the previous year, which Wine Analytics believes were driven by the vaccinated and looser public health restrictions which gave consumers the confidence and opportunities to return to on-premise venues.

According to Wine Intelligence Ltd., the total wine drinking population in the U.S. increased to a record high of 118 million in 2019, an increase of 8 million people drinking wine at least once a year compared with 2015. However, the number of consumers drinking wine at least once a month declined by 11 million over that same time period. Wine Intelligence reports this trend is driven by 21-34 year old’s who are moderating consumption and switching to other beverages yet Wine Intelligence found that Millennials who are remaining as regular wine drinkers say they are “more highly involved, adventurous and higher spending wine drinkers than more mature consumers”. According to the Wine Market Council, of U.S. wine consumers in 2019, 56% were female and 44% male with 33% of consumers drinking wine more than once a week. Domestic wine accounted for 66.9% of U.S. sales in 2019 according to Wines & Vines Analytics Report. The five most popular wines in 2019 were chardonnay, cabernet sauvignon, red blends, pinot gris and pinot noir, according to Nielsen.

In 2018, off-premise sales accounted for roughly 81% of the U.S. market with an average bottle price of $10 according to Nielsen. Although direct to consumer (DTC) sales continue to be a fast growing channel in the U.S. market, increasing by 12% in 2018 from 2017 according to Wines & Vines Analytics, DTC sales constituted only a small percentage of overall sales volume representing less than 2% of the total sales volume in the United States in 2018.

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

Rob McMillan, EVP and founder of Silicon Valley Bank’s Wine Division, in his State of The Wine Industry Report 2020, explains that the wine consumers who fueled the growth of super premium wines, Baby Boomers, are moving into retirement, declining in numbers and per capita consumption. While younger generations represent a substantial opportunity for wine producers, winemakers must make dramatic adjustments in their strategies to reach and appeal to these younger consumer groups with different values or face declining sales and profits.

The Company’s Board of Directors and Management believe the winery’s focus on integrity in winemaking, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (UOIPRE) in 2020, the most recent year such data is available, the overall number of wineries increased from 908 to 995 with the biggest increases coming from the Willamette Valley, which added 60. Planted acres of wine grape vineyards increased by 2,132 acres from 37,399 to 39,531, an increase of 5.7%, 33,320 acres of which were harvested. Oregon wine grapes produced a 2020 crop with a total value of $158 million, a decrease of 33.6% from 2019 primarily due to lower fruit set and wildfires preceding the 2020 harvest according to UOIPRE. Pinot Noir leads all varieties accounting for 60% of planted acreage and 49% of production. According to UOIPRE, Oregon case sales in 2020 were 4.7 million, which was similar to 2019. UOIPRE reported case sales in dollars for 2020 were approximately $700 million, a 3.8% increase from 2019.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with, phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to other vineyards.

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

2021 Oregon harvest – There is no official data available on the 2021 Oregon harvest as of the date of this report.

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

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped the Estate Winery into a 12,784 square foot winery that includes a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

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

The Company believes the location of the Estate Winery next to Interstate 5, Oregon’s major north-south freeway, significantly increases direct sales opportunities to consumers. The Company believes this location provides high visibility for the Winery to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. The Company also believe the remodeled Hospitality Center, at the Estate Winery, has further increased the Company’s direct sales and enhanced public recognition of its wines.

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project and is in the process of developing a brand and future winery in the Walla Walla AVA under the names Pambrun, Maison Bleue and Metis. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In January 2017, the Company purchased 17 acres, with 15 acres of Pinot Noir planted, south of Dundee, Oregon and alongside Highway 99W. The Company added 3 acres to that property through a lot line adjustment. The Company is in the process of constructing a new sparkling wine facility and tasting room, called Domaine Willamette, at the Bernau Estate Vineyard that will feature the Company’s sparkling wines, as well as its other reserve wines, and its biodynamic farming practices.

In December 2016 the Company purchased approximately 40 acres in the Dundee, Oregon area for estate vineyard and winery expansion. In 2020 the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and began selling wine under the brand name Natoma.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 801 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 72% of the grapes needed to meet the winery’s current production capacity, of 615,000 gallons (258,620 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non- Plantable	Harvest 2021	Harvest 2020
Owned Vineyards
WVV Estate	107	67	2	-	38	242	187
Tualatin Estate Vineyard	107	56	5	-	46	184	146
Ingram Vineyard	86	63	-	-	23	172	112
Pambrun Vineyard	87	20	-	30	37	28	33
Loeza Vineyard	62	15	20	23	4	43	-
Louisa Vineyard	53	-	-	25	28	-	-
Maison Bleue Vineyard	37	5	10	19	3	30	13
Bernau Estate	20	13	-	-	7	35	24
Dayton Vineyard	40	-	-	34	6	-	-
Lafayette Vineyard	36	-	-	36	-	-	-
Jory Claim Vineyard	69	-	-	65	4	-	-
Sub-Total	704	239	37	232	196	734	515

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	270	174
Meadowview Vineyard	49	49	-	-	-	189	141
Elton Vineyard	59	54	-	2	3	163	121
Ingram Vineyard	110	93	-	17	-	194	80
Bernau Estate	17	-	9	-	8	-	-
Sub-Total	314	265	9	19	21	816	516

Contracted Vineyards*
Various	381	381	-	-	-	1,522	1,470

Total	1,399	885	46	251	217	3,072	2,501

*	Contracted acreage is estimated

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

Maison Bleue Vineyard – The Company purchased approximately 37 acres in the new Rocks District of Milton-Freewater appellation near Milton-Freewater, Oregon in 2016. Grapes from this vineyard go to the Maison Bleue label.

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 15 acres of producing Pinot Noir. Additionally, the Company added 3 acres through a lot line adjustment to add to the parcel. The Company leases 17 adjoining acres.

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016. The Company intends to plant vineyards and construct a new winery at this location.

Lafayette Vineyard – The Company purchased 36 acres in January 2018.

Jory Claim Vineyard – The Company purchased 69 acres south of Salem, Oregon in 2019.

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

In 2021, crop yields were below the 7-year average but higher than in 2020 and the Company’s producing acres in the Estate Vineyard and Tualatin Estate yielded approximately 242 tons and 184 tons of grapes, respectively. Leased vineyards produced an aggregate of 816 tons of grapes in 2021. Our Ingram Estate produced 172 tons of grapes in 2021. Bernau Estate produced 35 tons of grapes in 2020. Pambrun Vineyard produced 28 tons of grapes in 2021. Loeza Vineyard produced 43 tons of grapes in 2021. Maison Bleue Vineyard produced 30 tons of grapes in 2021.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2021, the Company purchased an additional 1,522 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

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

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 258,620 cases (615,000 gallons) of wine per year, depending on the type of wine produced. In 2021, the Winery produced approximately 206,954 cases (492,043 gallons) primarily from its 2019 and 2020 harvest.

The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes The Company also has a 23,000 square foot storage building to store its inventory of bottled product with a capacity of approximately 135,000 cases of wine. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

In addition to the production capacity discussed above, the Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The capacity at the Tualatin Winery is available to the Company to meet any anticipated future production needs.

Hospitality facility – The Company has a renovated tasting and hospitality facility of 35,642 square feet (the “Hospitality Center”) at the Estate Winery. The main floor of the Hospitality Center includes retail sales space with the Estate Tasting Room, dining area and mezzanine, which altogether are designed to accommodate approximately 300 persons for tastings, wine and food pairing meals, public and private events and meetings. An iconic observation tower and tiered decks around the Hospitality Center enable visitors to enjoy the view of the Willamette Valley and the Company’s Estate Vineyard. The tiered decks funnel into an outdoor courtyard that hosts many seasonal gatherings. To the south side of the tiered decks the Company has two hospitality suites for overnight accommodations. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet to store up to 1,800 barrels of wine for aging in the proper environment.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $5,535,096 at December 31, 2021. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced

2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357
2021	1,550	1,522	3,072	6,643	2021	206,954

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

Direct sales – The Company’s Estate Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). We believe the unique location along Interstate 5 has resulted in generally greater amount of wines sold at the Estate Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital sales channel and an effective means of product promotion. The Estate Winery Tasting Room is open daily and offers wine tasting and education by trained personnel. The Company offers by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has one of the largest wine club memberships in Oregon.

In 2014, the Company launched daily food pairings to accompany its wines. Led by the Winery Chef, the menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” community-style wine dinners hosted regularly throughout each month. In 2019, the Company added a new experience offered throughout the week called Pairings Exploration that features four wines paired with four small bites to educate guests on food and wine pairing. In December 2021, the Company debuted a new Pinot Noir Clonal Blending experience giving guests the ability to be a winemaker for a day be crafting their own custom blends from barrel.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email. The Company sells its wine through its own e-commerce website and direct ships were permissible.

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

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2021 and 2020, direct sales contributed approximately 41.8% and 38.6% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 3 non-domestic (export) customers. For 2021 and 2020, sales to distributors and wine brokers contributed approximately 58.2% and 61.4% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region has approximately 68% of the state’s wineries and vineyards, is home to approximately 736 wineries and was selected by Wine Enthusiast Magazine as its 2016 Wine Region of the Year. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a two-hour drive.

The Company believes its convenient location, adjacent to Interstate 5, enables the Winery to attract a significant number of visitors. The Winery is approximately a 45-minute drive from Portland and less than one mile from The Enchanted Forest, an amusement park which operates from April through September each year.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2021, sales to one distributor represented approximately 18.1% of total Company revenue. In 2020, sales to one distributor represented approximately 24.0% of total Company revenue.

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

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its estimated aggregate production capacity of 681,000 gallons (286,620 cases) per year at its Estate Vineyards and Tualatin Vineyard locations give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the estimated production capacity level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a publicly owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

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

Employees

As of December 31, 2021 the Company had approximately 177 full-time employees and 89 part-time, on call or seasonal employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

As weather patterns evolve, the Company’s vineyards, and contracted vineyards, have become susceptible to potential smoke damage as a result of wildfires within the region. In extreme events, smoke can produce effects on grapes that make them unusable in the production of wine. The Company cannot predict smoke events or their potential impact were they to occur.

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

As of December 31, 2021, the Company’s outstanding long-term debt was approximately $5.5 million but it did not have any outstanding borrowings under its lines of credit. Additionally, the Company had notes payable to private parties of approximately $1.3 million as of December 31, 2021.

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

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. Although the administration of vaccines in Oregon and throughout the United States contributed to the lifting of most restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 1,018 acres of land, of which 704 acres is owned and 314 acres leased. Of the 1,018 acres of land owned or leased, 504 acres are productive vineyards, 297 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 217 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 258,620 cases (615,000 gallons) of wine per year, depending on the type of wine produced. In 2021, the Winery produced approximately 206,954 cases (492,043 gallons) from its 2019 and 2020 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Hospitality Center located as the Company’s Estate Winery is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

Holders

As of December 31, 2021, the Company had approximately 2,146 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2021.

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

While our significant accounting policies are described in more detail in Note 1 to our audited financial statements, we believe the following accounting policies are those most critical to the judgements and estimates used in the preparation of our financial statements.

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

Additionally, the Company regularly evaluates inventory for obsolescence and marketability and if it determines that the inventory is obsolete, or no longer suitable for use or marketable, the cost of that inventory is recognized in cost of sales at the time of such determination.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center, opening new tasting rooms and growth in wine club membership. The Company had 8,625 wine club memberships for the year ended December 31, 2021, a net increase of 752 when compared to 2020. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 9,400 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 14,000 potential customers of the Company. The Company also has approximately 2,200 common shareholders which we believe represent an estimated 3,300 potential customers when considering joint ownership. Additionally, the Company has made a significant investment in developing alternative wine brands, products, direct sales methods and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 203,817 and 180,850 cases of produced wine during the years ended December 31, 2021 and 2020, respectively, an increase of 22,967 cases, or 12.7% in the current year over the prior year. The increase in case sales was primarily the result of increased shipments to distributors and higher direct sales in 2021 when compared to 2020.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2021, wine inventory included approximately 101,627 cases of bottled wine and 502,755 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled approximately 206,954 cases during the year ended December 31, 2021.

Impact of COVID-19 on Operations

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. Although the administration of vaccines in Oregon and throughout the United States contributed to the lifting of most restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

Results of Operations

2021 compared to 2020

Net income was $2,445,463 and $3,394,996, for the years ended December 31, 2021 and 2020, respectively, a decrease of $949,533, or 28.0%, for the year ended December 31, 2021 over the prior year period. The primary reason for this decrease was higher operating expenses for the year ended December 31, 2021, compared to the previous year.

Net income applicable to common shareholders was $1,001,180 and $2,278,618, for the years ended December 31, 2021 and 2020, respectively, a decrease of $1,277,438, or 56.1%, for the year ended December 31, 2021 over the prior year period. This decrease was primarily driven by lower net income and higher preferred stock dividends.

The Company had net sales revenues of $31,786,864 and $27,314,852 for the years December 31, 2021 and 2020, respectively, an increase of $4,472,012 or 16.4%, for the year ended December 31, 2021 over the prior year period primarily as a result of an increase in revenue from direct sales of $2,739,589 or 26.0% in 2021 compared to 2020, combined with an increase in revenue from sales to distributors of $1,732,423 or 10.3% in 2021 compared to 2020.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2021, revenues from retail sales increased 26.0%, revenues from in-state sales decreased 12.7%, and revenues from out-of-state sales increased 25.0%, compared to 2020.

Direct sales included $103,471 and $103,958 of bulk wine and grape sales in the years ended December 31, 2021 and 2020, respectively, and represented approximately 41.7% and 38.6% of the Company’s total net revenue for 2021 and 2020, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2021 and 2020:

	Twelve months ended
	December 31,
	2021	2020

Retail sales	$13,306,156	$10,560,913
In-state sales	5,824,130	6,671,743
Out-of-state sales	12,937,605	10,350,708
Bulk wine/miscellaneous sales	103,471	103,958

Total revenue	32,171,362	27,687,322

Less excise taxes	(384,498)	(372,470)

Sales, net	$31,786,864	$27,314,852

Retail sales revenues for the years ended December 31, 2021 and 2020 were $13,306,156 and $10,560,913, respectively, an increase of $2,745,243, or 26.0%, for the year ended December 31, 2021 over the prior year period. The increase in retail sales revenues in 2021 compared to 2020 was mostly a result of increased revenues from our brand ambassador program and increased wine club sales and sales made over the internet as well as higher tasting room sales.

Bulk Wine/miscellaneous sales revenues for the years ended December 31, 2021 and 2020 were $103,471 and $103,958, respectively, a decrease of $487 or, 0.5%, for the year ended December 31, 2021, over the prior year period.

In-state sales revenues for the years ended December 31, 2021 and 2020 were $5,824,130 and $6,671,743, respectively, a decrease of $847,163, or 12.7%, for the year ended December 31, 2021 over the prior year period. Management believes this decrease is primarily due to less product being available to sell at the end of 2021.

Out-of-state sales revenues for the years ended December 31, 2021 and 2020 were $12,937,605 and $10,350,708, respectively, an increase of $2,586,897, or 25.0%. Management believes this increase is related to increased sales and promotion efforts in 2021.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise related taxes for the years ended December 31, 2021 and 2020 were $384,498 and $372,470, an increase of $12,028, for the year ended December 31, 2021 over the prior year period. This increase was due primarily to increased wine sales revenues in 2021 and the timing of removals.

Cost of Sales was $13,121,191 and $10,585,076 for the years ended December 31, 2021 and 2020, respectively, an increase of $2,536,115, or 24.0%, for the year ended December 31, 2021, over the prior year period. This change was primarily the result of an increase in sales in 2021.

Gross profit was $18,665,673 and $16,729,776 for the years ended December 31, 2021 and 2020, respectively, an increase of $1,935,897, or 11.6%, for the year ended December 31, 2021 over the prior year period. This increase was generally driven by an increase in sales revenues partially offset by a higher cost of sales.

The gross margin percentage was 58.7% and 61.2% for the years ended December 31, 2021 and 2020, respectively, a decrease of 2.5 percentage points, for the year ended December 31, 2021 over the prior year period. This decrease in the gross profit percentage was primarily the result of an overall decrease in per case margins mostly due to the release of wines in 2021 from vintages produced from higher product costs such as the 2020 vintage.

Selling, general and administrative expenses were $14,975,654 and $11,728,003 for the years ended December 31, 2021 and 2020, respectively, an increase of $3,247,651, or 27.7%, for the year ended December 31, 2021 over the prior year period. This increase was mainly the result of increased selling expenses with tasting rooms being open for more days in 2021 and shipping, packaging and administrative cost increases associated with efforts to increase sales and accommodate and develop retail growth and new operations.

Income from operations was $3,690,019 and $5,001,773 for the years ended December 31, 2021 and 2020, respectively, a decrease of $1,311,754, or 26.2%, for the year ended December 31, 2021 compared to the prior year period. The primary reason for this increase was higher cost of sales and higher selling and administrative expenses as a percentage of sales.

Interest income was $12,412 and $21,022 for the years ended December 31, 2021 and 2020, respectively, a decrease of $8,610. Interest expense was $391,272 and $414,061 for the years ended December 31, 2021 and 2020, respectively, a decrease of $22,789, or 5.5%, for the year ended December 31, 2021 over the prior year period. The decrease in interest expense was mainly due to the decrease in loan balances in 2021 compared to the previous year.

Other income, net, was $155,183 and $165,916 for the years ended December 31, 2021 and 2020, respectively, a decrease of $10,733, or 6.5%, for the year ended December 31, 2021 over the prior year period.

Provision for income taxes was $1,020,879 and $1,379,654 for the years ended December 31, 2021 and 2020, respectively, a decrease of $358,775, or 26.0%, for the year ended December 31, 2021 over the prior year period. This decrease in income taxes in 2021 compared to 2020 was primarily the result of lower income from operations in 2021.

Income per common share after preferred dividends was $0.20 and $0.46 for the years ended December 31, 2021 and 2020, respectively, a decrease of $0.26, or 56.6%, for the year ended December 31, 2021 over the prior year period. The primary reason for this decrease is a decrease in net income in 2021 compared to 2020.

The Company had cash balances of $13,747,285 at December 31, 2021, and $13,999,755 at December 31, 2020. The Company had no outstanding line of credit balances at December 31, 2021 or 2020.

EBITDA

In 2021, the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased 16.9% to $5,797,295 from $6,980,083 in 2020, primarily as a result of a decrease in net income.

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

The following table provides a reconciliation of net income (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2021	2020
Net Income	$2,445,463	$3,394,996
Depreciation and amortization expense	1,952,093	1,812,394
Interest Expense	391,272	414,061
Interest Income	(12,412)	(21,022)
Income tax expense	1,020,879	1,379,654
EBITDA	$5,797,295	$6,980,083

Sales

Wine case sales for the years ended December 31, 2021 and 2020 and ending inventory amounts for the year ended December 31, 2021, are shown on the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2021	2020	December 31, 2021

Pinot Noir/Estate	17,414	15,801	13,048
Pinot Noir/Barrel Select	13,928	17,522	2,645
Pinot Noir/Founders Reserve	3,895	2,613	2,661
Pinot Noir/Special Designates	10,384	6,603	14,854
Pinot Noir/Whole Cluster	59,683	51,387	7,375
Pinot Gris	32,991	33,448	5,746
Riesling	22,843	22,763	11,561
Chardonnay	5,831	3,912	5,549
Other	36,848	26,801	38,187

Total	203,817	180,850	101,627

Approximately 52% of the Company’s case sales during 2021 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 16% and 11% of case sales each, respectively. The Company sold approximately 203,817 and 180,850 cases of Company-produced wine during the years ended December 31, 2021 and 2020, respectively. This represents an increase of approximately 22,967 cases, or 12.7% in 2021 compared to 2020. This increase in case sales in 2021 compared to 2020 was primarily the result of increased shipments through the wine club, internet and telephone sales as well as distributors.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 41.7%, 18.1% and 40.2%, of net sales for the year ended December 31, 2021, respectively. This compares to 38.6%, 24.0% and 37.4% of net sales for the year ended December 31, 2020, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had approximately 101,627 cases of bottled wine on-hand at the end of 2021. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 211,419 cases of wine in 2022 and that sufficient stock is on hand to meet current demand levels until the 2021 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2021, approximately 206,954 cases were produced. The Winery has capacity to store and process about 258,620 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery as well as temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2021, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. The facility is maintained in good condition. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2021 and 2020 vintages, the Company grew approximately 50% and 41% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2021 and 2020, 30% and 50% of grapes harvested were purchased under short-term contracts, and 19% and 9% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

Grapes are typically harvested and received in September and October of the vintage year. Upon receipt, the grapes are weighed, and a quality analysis is performed to ensure the grapes meet the standards set forth in the purchase contract. Based on the quantity of qualifying grapes received, the full amount payable to the grower is recorded to the grapes payable liability account. Approximately 50% of the grapes payable amount is due in November of the vintage year. The remaining amount is due in March of the following year. The grapes are processed into wine, which is typically bottled and available for sale between five months and two years from date of harvest.

The Company received $1,166,116 and $220,650 worth of grapes from long-term contracts during the years ended December 31, 2021 and 2020, respectively. The Company received $1,762,283 and $3,339,460 worth of grapes from short-term contracts during the years ended December 31, 2021 and 2020, respectively. Total grapes payable was $1,388,601 and $1,307,165 as of December 31, 2021 and 2020, respectively. Grapes payable includes $538,677 and $126,024 of grapes payable from long-term contracts as of December 31, 2021 and 2020, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 46 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 251 acres of land that is suitable for future vineyard development. Management currently has plans to plant approximately 42 acres in 2022, which we anticipate will begin producing grapes in 2026. Additionally, the Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2021 including the accolades below.

Wine Enthusiast awarded the Company’s 2020 Whole Cluster Pinot Noir with 91 points and Editors’ Choice, 2020 Whole Cluster Rosé of Pinot Noir with 90 points, 2019 Founders’ Reserve Pinot Noir with 90 points, 2020 Riesling with 90 points and Best Buy, 2018 Pambrun Merlot with 91 points and Cellar Selection, 2018 Pambrun Cabernet Sauvignon with 90 points, 2018 Pambrun Chrysologue with 90 points, 2018 Metis with 91 points and Editors’ Choice, 2019 Maison Bleue Voyageur Syrah with 91 points, 2018 Maison Bleue Frontiere Syrah with 91 points and 2018 Maison Bleue Graviere Syrah with 90 points.

Wine & Spirits awarded the Company’s 2019 Estate Chardonnay with 90 points, 2018 Dijon Clone Chardonnay with 90 points and 2017 Bernau Estate Brut with 92 points and “Year’s Best” for the United States Sparkling category.

James Suckling awarded the Company’s 2018 Elton Pinot Noir with 93 points, 2018 Fuller Pinot Noir with 93 points, 2018 Estate Pinot Noir with 91 points, 2018 Tualatin Estate Pinot Noir with 91 points, 2018 O’Brien Pinot Noir with 91 points and 2018 Bernau Block Pinot Noir with 90 points.

The International Wine Report awarded the Company’s 2018 Bernau Block Pinot Noir with 90 points, 2019 Estate Pinot Noir with 90 points, 2019 Estate Chardonnay with 91 points and Estate Rose of Pinot Noir with 91 points.

The Wine Panel awarded the Company’s 2019 Estate Pinot Noir with 91 points, 2020 Pinot Gris with 93 points, 2019 White Pinot Noir with 90 points and 2019 Dijon Clone Pinot Noir with 90 points.

The Company’s 2018 Estate Pinot Noir and 2020 Pinot Gris were both awarded gold medals and 91 points from the 2021 Sunset International Wine Competition.

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

Liquidity and Capital Resources

At December 31, 2021, the Company had a working capital balance of $24.5 million and a current ratio of 3.05:1. The Company had cash balances of $13,747,285, at December 31, 2021.

Total cash provided from operating activities for the year ended December 31, 2021 was $2,572,708, which resulted primarily from cash provided by net income combined with increased non-cash operating expenses, such as depreciation and unearned revenue, being partially offset by cash used in connection with increased inventory and accounts receivable.

Total cash used in investing activities for the year ended December 31, 2021 was $10,301,395, which primarily consisted of cash used on construction activity and vineyard development costs.

Total cash provided from financing activities for the year ended December 31, 2021 was $7,476,217, which primarily consisted of proceeds from investor deposits related to the Preferred Stock offering as well as the issuance of Preferred Stock, being partially offset by the repayment of debt and payment of a preferred stock dividend.

In 2019, the Company’s Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be completed during the 2022 fiscal year. The total construction costs for the Bernau Estate Tasting Room is expected to be approximately $15.6 million, which will be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of December 31, 2021, we had incurred approximately $9.5 million in costs related to the project.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At December 31, 2021 and December 31, 2020, there was no outstanding balance on this revolving line of credit and the Company was in compliance with the line of credit’s financial covenants.

As of December 31, 2021, the Company had a total long-term debt balance of $5,535,096, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $132,483. As of December 31, 2020, the Company had a total long-term debt balance of $5,985,228, exclusive of debt issuance costs of $145,731. The debt with NW Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, and acquire new vineyard land for future development.

As of December 31, 2021, the Company had an installment note payable of $1,295,541, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2021 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	2 – 3	4 – 5	After 5
	Total	Year	Years	Years	Years

Long-term debt	$5,535,096	$472,420	$1,019,768	$1,128,530	$2,914,378
Notes payable	1,295,541	94,503	206,760	232,914	761,364
Grape payables	1,388,601	1,388,601	-	-	-
Operating leases	9,163,990	769,014	1,538,605	1,402,305	5,454,066

Total contractual obligations	$17,383,228	$2,724,538	$2,765,133	$2,763,749	$9,129,808

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income during 2021 or 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of income, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon
March 29, 2022

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,747,285	$13,999,755
Accounts receivable, net	3,163,375	2,671,576
Inventories	19,076,750	17,687,973
Prepaid expenses and other current assets	299,461	182,266
Income tax receivable	138,986	484,560
Total current assets	36,425,857	35,026,130

Other assets	13,824	13,824
Vineyard development costs, net	8,088,968	8,020,074
Property and equipment, net	40,596,135	31,486,856
Operating lease right of use assets	6,250,326	4,943,463

TOTAL ASSETS	$91,375,110	$79,490,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,102,435	$1,416,210
Accrued expenses	1,156,823	1,335,125
Investor deposits for preferred stock	4,134,422	510,636
Current portion of note payable	1,295,541	1,384,581
Current portion of long-term debt	472,420	450,040
Current portion of lease liabilities	443,484	277,686
Unearned revenue	938,257	622,077
Grapes payable	1,388,601	1,307,165
Total current liabilities	11,931,983	7,303,520

Long-term debt, net of current portion and debt issuance costs	4,930,193	5,389,457
Lease liabilities, net of current portion	5,954,433	4,724,344
Deferred income taxes	3,596,507	3,251,099
Total liabilities	26,413,116	20,668,420

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 7,523,539 shares issued and outstanding, liquidation preference $31,222,687, at December 31, 2021 and 6,309,508 shares issued and outstanding, liquidation preference $26,184,458, at December 31, 2020.	30,956,192	25,817,305
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	8,512,489	8,512,489
Retained earnings	25,493,313	24,492,133
Total shareholders’ equity	64,961,994	58,821,927

LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,375,110	$79,490,347

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF INCOME

	Twelve months ended
	December 31,
	2021	2020
SALES, NET	$31,786,864	$27,314,852
COST OF SALES	13,121,191	10,585,076

GROSS PROFIT	18,665,673	16,729,776

OPERATING EXPENSES:
Sales and marketing	9,603,723	7,458,139
General and administrative	5,371,931	4,269,864
Total operating expenses	14,975,654	11,728,003

INCOME FROM OPERATIONS	3,690,019	5,001,773

OTHER INCOME (EXPENSE)
Interest income	12,412	21,022
Interest expense	(391,272)	(414,061)
Other income, net	155,183	165,916

INCOME BEFORE INCOME TAXES	3,466,342	4,774,650

INCOME TAX PROVISION	(1,020,879)	(1,379,654)

NET INCOME	2,445,463	3,394,996

Preferred stock dividends	(1,444,283)	(1,116,378)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,001,180	$2,278,618

Earnings per common share after preferred dividends, basic and diluted	$0.20	$0.46

Weighted-average number of common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2019	4,662,768	$18,319,102	4,964,529	$8,512,489	$22,213,515	$49,045,106

Issuance of preferred stock, net	1,646,740	7,428,482	-	-	-	7,428,482

Stock based compensation		69,721	-	-	-	69,721

Preferred stock dividends declared	-	-	-	-	(1,116,378)	(1,116,378)

Net income	-	-	-	-	3,394,996	3,394,996

Balance at December 31, 2020	6,309,508	25,817,305	4,964,529	8,512,489	24,492,133	58,821,927

Issuance of preferred stock, net	1,214,031	5,099,828	-	-	-	5,099,828

Stock based compensation		39,059	-	-	-	39,059

Preferred stock dividends declared	-	-	-	-	(1,444,283)	(1,444,283)

Net income	-	-	-	-	2,445,463	2,445,463

Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,445,463	$3,394,996
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,952,093	1,812,394
Gain on disposition of property & equipment	(5,905)	(8,000)
Preferred stock compensation expense	39,059	69,721
Non-cash lease expense	423,118	280,331
Loan fee amortization	13,248	13,247
Deferred income taxes	345,408	292,493
Change in operating assets and liabilities:
Accounts receivable, net	(491,799)	(857,572)
Inventories	(1,388,777)	(612,893)
Prepaid expenses and other current assets	(117,195)	20,715
Income tax receivable	345,574	139,008
Unearned revenue	(419,878)	(530,387)
Lease liabilities	(334,094)	(276,752)
Grapes payable	81,436	514,570
Accounts payable	(136,741)	290,596
Accrued expenses	(178,302)	330,844
Net cash from operating activities	2,572,708	4,873,311

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	35,510	-
Additions to vineyard development	(288,973)	(593,157)
Additions to property and equipment	(10,083,442)	(4,178,821)
Net cash from investing activities	(10,301,395)	(4,771,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program	-	1,655,200
Payments on Paycheck Protection Program	-	(1,655,200)
Proceeds from investor deposits held as liability	4,134,422	510,636
Payment on installment note for property purchase	(89,040)	(83,892)
Payments on long-term debt	(450,132)	(438,289)
Proceeds from issuance of preferred stock	4,589,192	7,428,482
Payment of preferred stock dividend	(708,225)	(568,691)
Net cash from financing activities	7,476,217	6,848,246

NET CHANGE IN CASH AND CASH EQUIVALENTS	(252,470)	6,949,579

CASH AND CASH EQUIVALENTS, beginning of year	13,999,755	7,050,176

CASH AND CASH EQUIVALENTS, end of year	$13,747,285	$13,999,755

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$1,143,735	$320,769
Reduction in investor deposits for preferred stock	$510,636	$-
Gift cards given in lieu of cash dividends	$736,058	$547,687

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized interest)	$389,163	$413,319
Income tax paid	$329,898	$956,672

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

With the exception of key operations personnel, we have shifted our office staff to primarily remote workstations, and we expect we will continue to operate primarily remotely until management determines it is safe for employees to return to offices. Far exceeding the required Oregon Healthy Authority protocols, a new state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

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

In 2021, sales to one distributor represented approximately 18.1% of total Company revenue. In 2020, sales to one distributor represented approximately 24.0% of total Company revenue.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $3,163,375 and $2,671,576 as of December 31, 2021 and 2020 inclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $2,070,009 and $1,824,610 at December 31, 2021 and 2020, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2021 and 2020, $245,399 and $243,760, respectively, was amortized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2021 and 2020.

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

The Company had no unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2021 and 2020 were not material.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon and California. The Company is subject to the Oregon Corporate Activity Tax (OR CAT) beginning in 2020. The Company may be subject to examination by the IRS for tax years 2018 through 2021. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2017 through 2021. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2021, and December 31, 2020, the Company has recorded deferred revenue in the amount of $229,106 and $131,782, respectively, which is included in unearned revenue on the balance sheet. Gift cards that have been issued but not used are also treated as unearned revenue and were $682,881 and $487,633 as of December 31, 2021 and 2020, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2021 and 2020, the Company recorded incentive program expenses of $1,437,481 and $1,757,631, respectively, as a reduction in sales on the Statements of Income. As of December 31, 2021, and 2020, the Company has recorded an incentive program liability in the amount of $67,326 and $157,044, respectively, which is included in accrued expenses on the balance sheet. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2021 and 2020, advertising costs incurred were $329,152 and $247,049 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2021 and 2020, these costs, which are included in selling, general and administrative expenses, totaled approximately $89,000 and $87,000, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in the net revenue. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2021 and 2020, shipping and handling costs included in selling, general and administration costs were $773,164 and $555,409 respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of goods sold.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2021 and 2020, excise taxes incurred were approximately $384,000 and $372,000 respectively.

Income per common share after preferred dividends – Income per share is computed based on the weighted-average number of common shares outstanding each year.

Leases – We determine if an arrangement is a lease at inception. On our balance sheet, our operating leases are included in Operating lease right-of-use assets, Current portion of lease liabilities and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

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

Recently adopted accounting pronouncements

Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed. This was adopted on January 1, 2021 and did not have a significant impact.

Recently issued accounting pronouncements not yet adopted

There are no recently issued accounting pronouncements that the Company has yet to adopt that management believes will have a significant impact on the Company’s financial statements.

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to current years’ presentation.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $10,000 and $10,000 at December 31, 2021 and 2020, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2021	2020

Beginning of year	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

End of year	$10,000	$10,000

NOTE 3 – INVENTORIES

Inventory consists of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

Winemaking and packaging materials	$742,188	$690,114
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	9,691,140	9,066,782
Finished goods (bottled wine and related products)	8,643,422	7,931,077

Total inventories	$19,076,750	$17,687,973

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2021 and 2020:

	December 31,		December 31,
	2021		2020

Construction in progress		$14,556,807		$6,553,803
Land, improvements and other buildings		12,850,316		11,787,334
Winery buildings and hospitality center		17,791,684		17,694,466
Equipment		15,960,178		14,392,923

	61,158,985		50,428,526

Less accumulated depreciation		(20,562,850)		(18,941,670)

	$40,596,135		$31,486,856

Depreciation expense was $1,645,471 and $1,614,665 during the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At December 31, 2021 and 2020, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2021, the Company was in compliance with these financial covenants.

NOTE 6 – NOTES PAYABLE

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2021 and 2020, the Company had a balance of $1,295,541 and $1,384,581, respectively, due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020

Northwest Farm Credit Services Loan #4	$1,109,860	$1,240,453
Northwest Farm Credit Services Loan #5	4,425,236	4,743,819
Toyota Credit Corporation	-	956
	5,535,096	5,985,228
Debt issuance costs	(132,483)	(145,731)
Current portion of long-term debt	(472,420)	(450,040)

	$4,930,193	$5,389,457

The Company has two long term debt agreements with Farm Credit Services (“FCS”) with an aggregate outstanding balance of $5,535,096 and $5,984,272 as of December 31, 2021 and 2020, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At December 31, 2021, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS’ option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due shall immediately become due and payable.

The Company had an outstanding loan with Toyota Credit Corporation which matured and was paid in full in February 2021, at zero interest, with an outstanding balance of $0 and $956 as of December 31, 2021 and 2020, respectively.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2022	$472,420
2023	496,970
2024	522,798
2025	549,971
2026	578,559
Thereafter	2,914,378

$5,535,096

The weighted-average interest rates on the aforementioned borrowings for the fiscal years ended December 31, 2021 and 2020 was 5.12% and 5.11% respectively.

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

The Company is authorized to issue 10,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2021 and November 2020, the Company declared a dividend on its Series A Redeemable Preferred stock and paid the dividend on December 31, 2021 and December 31, 2020 respectively. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2021 and 2020.

No stock compensation expense under this plan was recognized for the years ended December 31, 2021 and 2020. As of December 31, 2021, there was no unrecognized compensation expense related to stock options.

As part of an incentive, the Company issued preferred stock during the years ended December 31, 2021 and 2020, resulting in stock compensation expense of $39,059 and $69,721, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2021	2020

Current tax expense:
Federal	$459,640	$719,342
State	215,831	367,819

	675,471	1,087,161

Deferred tax expense:
Federal	263,911	227,246
State	81,497	65,247

	345,408	292,493

Total	$1,020,879	$1,379,654

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020

Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.49%	6.79%
Permanent differences	1.26%	0.26%
Prior year adjustments	-1.54%	0.76%
Changes in tax rates and other	2.24%	0.09%

	29.45%	28.90%

Permanent differences for the periods consist primarily of changes in non-deductible gifts, meals and entertainment as well as political contributions. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	Year Ended December 31,
	2021	2020

Various Accruals and Deferred Timing Differences	$36,037	$145,195
Prepaid	(31,706)	(29,404)
Depreciation	(3,289,735)	(2,744,921)
Inventory	(311,103)	(621,969)
Net noncurrent deferred tax liability	(3,596,507)	(3,251,099)

Valuation allowance	-	-
Net deferred tax liability	$(3,596,507)	$(3,251,099)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a residence on the Company’s premises, at its convenience, for the Company’s chief executive officer (“CEO”). The CEO provides security and lock-up services and is required to live on premises as a condition of his employment. Over the years the Company has recorded annual expenses less than $12,000, exclusive of depreciation, related to the housing provided for its CEO.

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

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first five year extension has been exercised. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard and includes approximately 49 acres of producing vineyards.

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyard. In June 2021 the company entered into a new 11 year lease for this property. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum. This property includes 54 acres of producing vineyards and 2 additional plantable acres.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres are being developed into vineyards. Terms of this agreement contain rent increases, that rises as the vineyard is developed, and contains an escalation provision of CPI plus 0.5% per year capped at 4%. This property is referred to as part of Ingram Vineyard and includes 93 acres of producing vineyards and 17 additional plantable acres.

In March 2017, the Company entered into a 25-year lease for approximately 17 acres of agricultural land in Dundee, Oregon. These acres are being developed into vineyards. This lease contains an annual payment that remains constant throughout the term of the lease. This property is referred to as part of Bernau Estate Vineyard and includes 9 acres of pre-production vineyards.

Operating Leases – Non-Vineyard - In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. The lease contains an escalation provision with a cap at 3% per year. The Company has exercised the first one year renewal option.

In January 2018, the Company assumed a lease, through December 2022, for its Maison Bleue tasting room in Walla Walla, Washington. The lease contains fixed payments that increase over the term of the agreement.

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to following years.

In March 2021, the Company entered into a lease for 10 years, with two five-year renewal options for a retail wine facility in Vancouver, Washington. The lease defines the payments over the term of the lease and option periods.

The following tables provide lease cost and other lease information for the year ended December 31, 2021:

Year Ended
December 31, 2021

Lease Cost
Operating Lease cost - Vineyards	$459,128
Operating Lease cost - Other	229,769
Short-term lease cost	31,656
Total Lease Cost	$720,553

Other information
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	445,473
Operating cash flows from operating leases - Other	154,399
Weighted-average remaining lease term - operating leases	13.03
Weighted-average discount rate - operating leases	5.41%

Right-of-use assets obtained in exchange for new operating lease obligations were $1,729,981 and $360,887 for the years ended December 31 2021 and 2020, respectively.

The Company has two additional operating leases that have not yet commenced as of December 31, 2021, and as such, have not been recognized in the Company’s balance sheet. These operating leases are expected to commence in 2022 with lease terms of 10 years.

As of December 31, 2021, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2022	$769,014
2023	766,597
2024	772,008
2025	704,016
2026	698,289
Thereafter	5,454,066
Total minimal lease payments	9,163,990
Less present value adjustment	(2,766,073)
Operating lease liabilities	6,397,917
Less current lease liabilities	(443,484)
Lease liabilities, net of current portion	$5,954,433

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company purchased grapes amounting to $2,956,291 and $2,652,864 during the years ended December 31, 2021 and 2020, respectively. The Company had an outstanding balance due on grape purchase agreements of $1,388,601 and $1,307,165 as of December 31, 2021 and 2020, respectively

Domaine Willamette – In 2019, the Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be completed during the 2022 fiscal year. The total construction costs for the Domaine Willamette Tasting Room is expected to be approximately $15.6 million, of which we expect will be funded through cash on hand. Construction on the Tasting Room began in July, 2019 and as of December 31, 2021, we had spent approximately $9.5 million on the project from our cash reserves.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2021 and 2020 there were $164,188 and $138,588 contributions made by the Company to the Plan, respectively.

NOTE 14 - SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in four offering periods with four separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.15 per share. As of December 31, 2021, the Company had received aggregate proceeds of $8,533,086 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. This Prospectus Supplement has been closed and all related shares issued as of December 31, 2021.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. Net proceeds of $9,234,250 have been received under this offering as of December, 30 2021 for the issuance of Preferred Stock and $4,134,422 is shown as an investor liability for shares to be issued in 2022.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at December 31, 2021 and 2020 was $682,881 and $487,633, respectively and is recorded as unearned revenue on the balance sheet.

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

NOTE 15 – SEGMENT REPORTING

The Company has identified two operating segments, Direct Sales and Distributor Sales, based upon their different distribution channels, margins and selling strategies. Direct Sales include retail sales in the tasting rooms, wine club sales, internet sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary, including sales of bulk wine or grapes. Distributor Sales include all sales through a third party where prices are given at a wholesale rate.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2021 and 2020. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020

Sales, net	$13,272,659	$10,533,070	$18,514,205	$16,781,782	$-	$-	$31,786,864	$27,314,852
Cost of sales	3,470,963	2,646,706	9,650,228	7,938,370	-	-	13,121,191	10,585,076
Gross margin	9,801,696	7,886,364	8,863,977	8,843,412	-	-	18,665,673	16,729,776
Selling expenses	6,929,882	5,170,804	1,914,207	1,677,797	759,634	609,538	9,603,723	7,458,139
Contribution margin	$2,871,814	$2,715,560	$6,949,770	$7,165,615
Percent of sales	41.8%	38.6%	58.2%	61.4%
General and administration					5,371,931	4,269,864	5,371,931	4,269,864
Income from operations							$3,690,019	$5,001,773

Direct sales include $103,471 and $103,958 of bulk wine and grape sales in the years ended December 31, 2021 and 2020, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 41.8% and 38.6% of total net revenue for 2021 and 2020, respectively.

Net sales through distributors represented approximately 58.2% and 61.4% of total net revenue for 2021 and 2020, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends

James W. Bernau (3)	Chairperson of the Board, CEO	68	I	2023
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	75	II	2024
John Ferry	Chief Financial Officer	56	NA	NA
James L. Ellis (3)	Director	77	III	2022
Sean M. Cary (2)	Director	48	I	2023
Stan G. Turel (1)(2)(3)(4)	Director	73	II	2024
Leslie Copland (1)	Director	68	III	2022

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

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

John Ferry – Mr. Ferry has served as Chief Financial Officer since September 2019, has previously served as President of Contact Industries, a wood products based OEM supplier from November 2014 until July 2019. He has also served as CFO of Lifeport Inc. a division of Sikorsky Aircraft from April 2012 to November 2014. Further, he has served in senior financial leadership positions in various Aerospace related industries dating back to 1996. Mr. Ferry has earned an Executive MBA from Bath University, in England, and a MA Hon’s degree in Accounts/Economics from Dundee University in Scotland.

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

Leslie Copland – Ms. Copland has served as a director since September 2019. Ms. Copland owns Leslie Copland Leadership and previously worked as Vice President Learning and Development for WE Communications. She holds a Master’s degree in Applied Behavioral Science from the Leadership Institute of Seattle and a B.A, in Art History with minor in Psychology from George Washington University. Ms. Copland’s qualifications to serve on the Company’s Board of Directors include her extensive business experience and expertise in organizational development and executive coaching.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2021, except for one Form 4 that was filed late by Stan Turel and one Form 4 that was filed late by James Bernau, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2021 and December 31, 2020. No other executive officer of the Company received total compensation in 2021 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total

Bernau, James W.,
President, Chief Executive	2021	$285,474	$233,757	$-	$-	$-	$-	$54,389	$573,620
President, Chief Executive	2020	$276,704	$276,704	$-	$-	$-	$-	$52,908	$606,316
John Ferry
Chief Financial Officer	2021	$170,677	$-	$-	$-	$21,000	$-	$7,667	$199,344
Chief Financial Officer	2020	$145,000	$-	$-	$-	$15,000	$-	$1,750	$161,750

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2021 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed his current year base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Ferry Employment Agreement – The Company and Mr. Ferry are parties to an employment agreement dated September 11, 2019. Under the agreement Mr. Ferry is paid an annual salary that is reviewed and subject to adjustment by the Board annually. Mr. Ferry is also eligible to receive an annual performance based incentive payment that is reviewed and subject to adjustment.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2021:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

James L. Ellis	$11,250	-	-	-	-	$450	$11,700
Sean M. Cary	2,400	-	-	-	-	-	2,400
Craig Smith	2,400	-	-	-	-	-	2,400
Stan G. Turel	2,400	-	-	-	-	-	2,400
Leslie Copland	2,000	-	-	-	-	-	2,000

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level. The members of the Board received cash compensation for their service on the Board in 2021 and are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 29, 2022, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE

Turner, OR 97392.

			Percent of	Beneficial
	Number of		Shares	Ownership	Beneficial
	Shares Outstanding		Beneficially	Denominator	Ownership
	Stock		Owned (1)	4,964,529	Percent

James W. Bernau, President/CEO, Chair of the Board	355,502		7.2%	4,964,529	7.2%

John Ferry, CFO	-		**	4,964,529	0.0%

James L. Ellis, Director	19,865		**	4,964,529	0.4%

Sean M. Cary, Director	5,200		**	4,964,529	0.1%

Stan G. Turel, Director	12,192		**	4,964,529	0.2%

Craig Smith, Director	1,500		**	4,964,529	0.0%

Leslie Copland, Director	-		**	4,964,529	0.0%

Christopher Riccardi	385,485	(2)	7.8%	4,964,529	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%	4,964,529	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (7 persons)	394,259		7.9%	4,964,529	7.9%

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 29, 2022. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

(3)	Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2021 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2021	2020

Audit fees (1)	$241,038	$198,200
Tax fees (2)	54,880	52,310

	$295,918	$250,510

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and other audit related, 401k plan audit and review of the Company’s quarterly financial statements.

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

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

4.1	Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

4.2	Description of Common Stock (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 [File No. 001-37610])

10.1	Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2	Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3	Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, furnished electronically herewith, and formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 29, 2022
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 29, 2022
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 29, 2022
James L. Ellis

/s/ Craig Smith	Director	March 29, 2022
Craig Smith

/s/ Stan G. Turel	Director	March 29, 2022
Stan G. Turel

/s/ Sean M. Cary	Director	March 29, 2022
Sean M. Cary

/s/ Leslie Copland	Director	March 29, 2022
Leslie Copland