Form 10-Q
period 2022-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2022-05-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of common stock outstanding as of May 12, 2022: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,568,158	$13,747,285
Accounts receivable, net	2,170,648	3,163,375
Inventories	20,120,717	19,076,750
Prepaid expenses and other current assets	312,086	299,461
Income tax receivable	176,309	138,986
Total current assets	31,347,918	36,425,857

Other assets	13,824	13,824
Vineyard development costs, net	8,187,563	8,088,968
Property and equipment, net	45,723,460	40,596,135
Operating lease right of use assets	7,702,041	6,250,326

TOTAL ASSETS	$92,974,806	$91,375,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,241,943	$2,102,435
Accrued expenses	1,034,436	1,156,823
Investor deposits for preferred stock	-	4,134,422
Current portion of note payable	1,272,440	1,295,541
Current portion of long-term debt	478,441	472,420
Current portion of lease liabilities	530,218	443,484
Unearned revenue	857,297	938,257
Grapes payable	-	1,388,601
Total current liabilities	7,414,775	11,931,983

Long-term debt, net of current portion and debt issuance costs	4,810,670	4,930,193
Lease liabilities, net of current portion	7,385,472	5,954,433
Deferred income taxes	3,596,507	3,596,507
Total liabilities	23,207,424	26,413,116

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 8,483,862 shares issued and outstanding, liquidation preference $35,674,639, at March 31, 2022 and 7,523,539 shares issued and outstanding, liquidation preference $31,222,687, at December 31, 2021.	36,327,134	30,956,192
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	8,512,489	8,512,489
Retained earnings	24,927,759	25,493,313
Total shareholders’ equity	69,767,382	64,961,994

LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,974,806	$91,375,110

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2022	2021
SALES, NET	$6,242,318	$5,765,338
COST OF SALES	2,522,289	2,271,771

GROSS PROFIT	3,720,029	3,493,567

OPERATING EXPENSES
Sales and marketing	2,477,727	2,116,665
General and administrative	1,378,534	1,200,893
Total operating expenses	3,856,261	3,317,558

INCOME (LOSS) FROM OPERATIONS	(136,232)	176,009

OTHER INCOME (EXPENSE)
Interest income	2,389	3,397
Interest expense	(91,446)	(99,576)
Other income	89,024	89,134

INCOME (LOSS) BEFORE INCOME TAXES	(136,265)	168,964

INCOME TAX (EXPENSE) BENEFIT	37,323	(46,279)

NET INCOME (LOSS)	(98,942)	122,685

Accrued preferred stock dividends	(466,612)	(359,636)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(565,554)	$(236,951)

Loss per common share after preferred dividends, basic and diluted	$(0.11)	$(0.05)

Weighted-average number of common shares outstanding	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2022
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994
Issuance of preferred stock, net	960,323	4,904,330	-	-	-	4,904,330
Preferred stock dividends accrued	-	466,612	-	-	(466,612)	-
Net loss	-	-	-	-	(98,942)	(98,942)
Balance at March 31, 2022	8,483,862	$36,327,134	4,964,529	$8,512,489	$24,927,759	$69,767,382

	Three-Month Period Ended March 31, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927
Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191
Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-
Net income	-	-	-	-	122,685	122,685
Balance at March 31, 2021	6,538,841	$27,266,132	4,964,529	$8,512,489	$24,255,182	$60,033,803

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(98,942)	$122,685
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	449,721	458,418
Gain on disposition of property and equipment	-	(10,000)
Non-cash lease expense	148,837	75,156
Loan fee amortization	3,312	3,312
Change in operating assets and liabilities:
Accounts receivable	992,727	802,543
Inventories	(1,043,967)	141,673
Prepaid expenses and other current assets	(12,625)	(361,305)
Income tax receivable	(37,323)	46,280
Unearned revenue	(80,960)	(18,160)
Lease liabilities	(82,779)	(71,457)
Grapes payable	(1,388,601)	(1,307,165)
Accounts payable	602,683	(55,414)
Accrued expenses	(122,387)	(225,419)
Net cash from operating activities	(670,304)	(398,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(108,345)	(204,151)
Additions to property and equipment	(5,030,471)	(547,871)
Net cash used in investing activities	(5,138,816)	(752,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(23,101)	(21,766)
Payments on long-term debt	(116,814)	(115,894)
Proceeds from issuance of preferred stock	769,908	578,555
Net cash from financing activities	629,993	440,895

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,179,127)	(709,980)

CASH AND CASH EQUIVALENTS, beginning of period	13,747,285	13,999,755

CASH AND CASH EQUIVALENTS, end of period	$8,568,158	$13,289,775

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$1,680,560	$290,203
Reduction in investor deposits for preferred stock	$4,134,422	$510,636
Accrued preferred stock dividends	$466,612	$359,636

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022, or any portion thereof.

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments have had a material adverse impact on economic and market conditions in the United States. Although the administration of vaccines in Oregon and throughout the United States contributed to the lifting of restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing some restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

Exceeding the required Oregon Healthy Authority protocols, a state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

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

The extent of the future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is continuing to evolve. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the loss per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2022	2021
Numerator

Net income (loss)	$(98,942)	$122,685
Accrued preferred stock dividends	(466,612)	(359,636)

Net loss applicable to common shareholders	$(565,554)	$(236,951)

Denominator

Weighted-average number of common shares outstanding	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.11)	$(0.05)

Subsequent to the filing of the 2021 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

Reclassifications - Certain immaterial amounts from prior periods have been reclassified to conform to current years' presentation.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2022	December 31, 2021

Winemaking and packaging materials	$1,351,721	$742,188
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	9,417,738	9,691,140
Finished goods (bottled wine and related products)	9,351,258	8,643,422

Total inventories	$20,120,717	$19,076,750

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2022		December 31, 2021

Construction in progress		$19,615,825		$14,556,806
Land, improvements, and other buildings		12,715,834		12,850,316
Winery buildings and hospitality center		18,141,208		17,791,684
Equipment		16,192,077		15,960,179
	66,664,944		61,158,985

Accumulated depreciation		(20,941,484)		(20,562,850)

Property and equipment, net		$45,723,460		$40,596,135

Depreciation expense for the three months ended March 31, 2022 and 2021 was $378,634 and $411,357, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At March 31, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain a minimum current ratio, debt to tangible net worth, and debt service coverage, as defined. As of March 31, 2022, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2022, the Company had a balance of $1,272,440 due on this note. As of December 31, 2021, the Company had a balance of $1,295,541 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,418,283 and $5,535,097 as of March 31, 2022 and December 31, 2021, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. At March 31, 2022, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

As of March 31, 2022, the Company had unamortized debt issuance costs of $129,172. As of December 31, 2021, the Company had unamortized debt issuance costs of $132,484.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income Taxes – The Company paid no income taxes for the three months ended March 31, 2022 and 2021, respectively.

Interest – The Company paid $87,977 and $95,512 for the three months ended March 31, 2022 and 2021, respectively, in interest on long-term debt.

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

The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment, including depreciation of segment specific assets, are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income (loss) information for the respective segments is not available. Discrete financial information related to segment assets, other than segment specific depreciation associated with selling, is not available and that information continues to be aggregated.

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2022 and 2021. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021

Sales, net	$2,957,308	$2,306,184	$3,285,010	$3,459,154	$-	$-	$6,242,318	$5,765,338
Cost of Sales	748,292	537,732	1,773,997	1,734,039	-	-	2,522,289	2,271,771
Gross Margin	2,209,016	1,768,452	1,511,013	1,725,115	-	-	3,720,029	3,493,567
Selling Expenses	1,852,044	1,490,743	478,505	470,481	147,178	155,441	2,477,727	2,116,665
Contribution Margin	$356,972	$277,709	$1,032,508	$1,254,634
Percent of Sales	47.4%	40.0%	52.6%	60.0%
General and Administration					1,378,534	1,200,893	1,378,534	1,200,893
Income (loss) from Operations							$(136,232)	$176,009

Direct sales include $10,500 in bulk wine sales in the three months ended March 31, 2022 compared to no bulk wine sales in the three months ended March 31, 2021.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in four offering periods with four separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.15 per share. As of March 31, 2022, the Company had received aggregate proceeds of $8,533,086 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. This Prospectus Supplement has been closed and all related shares issued as of December 31, 2021.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. As of March 31, 2022, the Company had received aggregate proceeds of $9,008,334 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. This Prospectus Supplement has been closed and all related shares issued as of March 31, 2022.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at March 31, 2022 and 2021 was $594,611 and $682,881, respectively and is recorded as unearned revenue on the balance sheet.

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

8) COMMITMENTS AND CONTINGENCIES

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

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyards. In June 2021, the Company entered into a new 11 year lease for this property. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum.

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

In September 2021, the Company entered into a lease for 10 years, with two five-year renewal options for a retail wine facility in Vancouver, Washington. The lease defines the payments over the term of the lease and option periods.

In February 2022, the Company entered into a lease for 10 years, with three five-year renewal options for a retail wine facility in Lake Oswego, Oregon. The lease defines the payments over the term of the lease and option periods.

The following tables provide lease cost and other lease information:

Three Months Ended
March 31, 2022
Lease Cost
Operating lease cost - Vineyards	$114,782
Operating lease cost - Other	129,516
Short-term lease cost	5,564
Total lease cost	$249,862

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$111,067
Operating cash flows from operating leases - Other	$65,666
Weighted-average remaining lease term - Operating leases in years	12.24
Weighted-average discount rate - Operating leases	5.25%

Right-of-use assets obtained in exchange for new operating lease obligations were $1,600,552 and zero for the three months ended March 31 2022 and 2021, respectively.

The Company has two additional operating leases that have not yet commenced as of March 31, 2022, and as such, have not been recognized in the Company’s balance sheet. These operating leases are expected to commence in 2022 with lease terms of 10 years.

As of March 31, 2022, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2022	$682,470
2023	963,419
2024	970,050
2025	902,058
2026	896,331
Thereafter	6,589,629
Total minimal lease payments	11,003,957
Less present value adjustment	(3,088,267)
Operating lease liabilities	7,915,690
Less current lease liabilities	(530,218)
Lease liabilities, net of current portion	$7,385,472

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

Domaine Willamette – In 2019, the Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be completed during the 2022 fiscal year. The total construction costs for the Domaine Willamette Tasting Room is expected to be approximately $15.6 million, of which we expect will be funded through cash on hand. Construction on the Tasting Room began in July, 2019 and as of March 31, 2022, we had spent approximately $12.1 million on the project from our cash reserves.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, the reduction in consumer demand for premium wines, and the impact of the COVID-19 pandemic and the policies of United States federal, state and local governments in response to such pandemic. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Such policies were unchanged during the three months ended March 31, 2022.

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

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Metis, Natoma, Pere Ami, Elton, Domaine Willamette and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and the opening of new locations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 10,000 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 15,000 current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had $10,500 in bulk wine sales for the three months ended March 31, 2022 and no bulk wine sales for the same period of 2021.

The Company sold 33,639 and 38,060 cases of produced wine during the three months ended March 31, 2022 and 2021, respectively, a decrease of 4,421 cases, or 11.6% in the current year period over the prior year period.  The decrease in wine case sales was primarily the result of the lack of availability of some vintages until later in the quarter when compared to the prior year period.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2022, wine inventory included 113,586 cases of bottled wine and 385,333 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 46,142 cases during the three months ended March 31, 2022.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

Wine Enthusiast rated the Company’s 2019 Tualatin Estate Chardonnay with 91 points, 2019 Tualatin Estate Pinot Noir with 90 points, 2017 Bernau Estate Brut with 92 points & Editors’ Choice and 2017 Bernau Estate Blanc de Blancs with 91 points.

James Suckling rated the Company’s 2019 Vintage 46 Chardonnay with 94 points, 2019 Vintage 46 Pinot Noir with 93 points, 2019 Elton Pinot Noir with 92 points and 2019 Bernau Block Pinot Noir with 90 points. He reviewed the Company’s Elton wines and awarded the 2019 Self-Rooted Pinot Noir with 95 points, 2019 Florine Pinot Noir with 92 points and 2019 Chardonnay with 93 points. He reviewed the Company’s Pambrun wines and scored the 2019 Merlot with 90 points and 2019  Chrsyologue with 90 points. The Company’s Maison Bleue wines received scores of 94 points for the 2019 Voyageur Syrah, 94 points from the 2019 Graveiere Syrah and 93 points for the 2019 Frontiere Syrah. The Company’s Bernau Estate methode traditionelle sparkling wines were reviewed and awarded 91 points for the 2017 Brut, 92 points for the 2017 Brut Rose and 90 points for the 2017 Blanc de Blancs.

Vinous rated the Company’s 2019 Estate Pinot Noir with 90 points, 2019 Tualatin Estate Pinot Noir with 90 points, 2018 Elton Pinot Noir with 91 points, 2018 Bernau Block Pinot Noir with 93 points, 2018 Tualatin Estate Pinot Noir with 92 points and 2018 Hannah Pinot Noir with 92 points. Vinous also reviewed the Company’s Pambrun wines and scored the 2018 Pambrun Cabernet Sauvignon with 92 points, 2018 Pambrun Merlot with 92 points and 2018 Pambrun Chrysologue with 92 points. The Company’s Maison Bleue wines recieved scores of 92 points for the 2019 Voyageur Syrah, 92 points from the 2019 Graveiere Syrah and 92 points for the 2019 Frontiere Syrah.

The Company’s 2021 Estate Rose of Pinot Noir received a 92 points and Judges’ Selection from The Global Fine Wine Challenge.

Impact of COVID-19 on Operations

The COVID-19 pandemic has been declared a National Public Health Emergency in the United States, and on March 8, 2020, Oregon Governor Kate Brown declared a state of emergency to address the spread of COVID-19 in Oregon. The outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments have had a material adverse impact on economic and market conditions in the United States. Although the administration of vaccines in Oregon and throughout the United States contributed to the lifting of restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing some restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

Exceeding the required Oregon Healthy Authority protocols, a state-of-the-art UV light filtration has been installed in the Company’s HVAC system to reduce harmful viruses in the air at its tasting room locations and staff offices.

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

The extent of the future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is continuing to evolve. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2022 and 2021 was $6,242,318 and $5,765,338, respectively, an increase of $476,980, or 8.3%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $651,124 being partially offset by a decrease in revenues from shipments to distributors of $174,144 in the current year three-month period over the same period in the prior year. The increase in direct sales to consumers was primarily the result of increased retail sales revenues from our tasting rooms, wine club and kitchen. The decrease in revenue from the distributors was primarily attributed to the lack of available inventory to ship.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 and 2021 was $2,522,289 and $2,271,771, respectively, an increase of $250,518, or 11.0%, in the current period over the prior year period. This change was primarily the result of an increase in sales in the first quarter of 2022 compared to the same quarter in 2021.

Gross Profit

Gross profit for the three months ended March 31, 2022 and 2021 was $3,720,029 and $3,493,567, respectively, an increase of $226,462, or 6.5%, in the first quarter of 2022 over the same quarter in the prior year. This increase was primarily the result of an increase in direct sales in the first three months of the current year compared to the same period in 2021.

Gross profit as a percentage of net sales for the three months ended March 31, 2022 and 2021 was 59.6% and 60.6%, respectively, a decrease of 1.0 percentage point in the current quarter over the same quarter in the prior year. The decrease was primarily the result of the higher product costs of the more recent vintages sold in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 was $3,856,261 and $3,317,558, respectively, an increase of $538,703, or 16.2%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $361,062, or 17.1% and an increase in general and administrative expenses of $177,641, or 14.8% in the current quarter compared to the same quarter last year. Selling expenses increased in 2022 compared to 2021 primarily as a result of the higher selling expenses related to the increase in direct sales and start up costs related to the opening of new tasting room locations. General and administrative expenses increased in the first quarter of 2022 compared to the same quarter of 2021 primarily as a result of higher maintenance, human resource and IT costs.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 was $91,446 and $99,576, respectively, a decrease of $8,130 or 8.2%, in the first quarter of 2022 over the same quarter in the prior year. The decrease in interest expense for the first quarter was primarily the result of lower debt compared to the first quarter of 2021.

Income Tax (Expense) Benefit

The income tax (expense) benefit for the three months ended March 31, 2022 and 2021 was $37,323 and $(46,279), respectively, an increase of $83,602 or 180.6%, in the first quarter of 2022 over the same quarter in the prior year, primarily as a result of lower pre-tax income in the first quarter of 2022, compared to the same quarter in 2021. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2022 and 2021 was 27.4% and 27.4%, respectively.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2022 and 2021 was $(98,942) and $122,685, respectively, a decrease of $221,627, or 180.6%, in the first quarter of 2022 over the same quarter in the prior year. The decrease in net income for the first quarter of 2022, compared to the comparable period in 2021, was primarily the result of higher selling and administrative expenses.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2022 and 2021 was $565,554 and $236,951, respectively, an increase of $328,603, or 138.7%, in the first quarter of 2022 over the same quarter in the prior year. The increase in loss applicable to common shareholders in the first quarter of 2022, compared to the same period of 2021, was the result of a lower net income and a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At March 31, 2022, the Company had a working capital balance of $23.9 million and a current working capital ratio of 4.23:1.

At March 31, 2022, the Company had a cash balance of $8,568,158. At December 31, 2021, the Company had a cash balance of $13,747,285. This decrease is primarily the result of investing in construction activity and the payment of grapes payable. The construction of a new tasting room and winery in Dundee, Oregon is expected to cost approximately $15.6 million, which is expected to be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of March 31, 2022, we had incurred approximately $12.1 million on the project.

Total cash used for operating activities in the three months ended March 31, 2022 was $670,304. Cash used in operating activities for the three months ended March 31, 2022 was primarily associated with reduced grapes payable, accounts payable and increased inventories, being partially offset by decreased accounts receivable and depreciation and amortization.

Total cash used in investing activities in the three months ended March 31, 2022 was $5,138,816. Cash used in investing activities for the three months ended March 31, 2022 primarily consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the three months ended March 31, 2022 was $629,993. Cash generated from financing activities for the three months ended March 31, 2022 primarily consisted of proceeds from the issuance of Preferred Stock, being partially offset by the repayment of debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At March 31, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

As of March 31, 2022, the Company had a 15-year installment note payable of $1,272,440, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2022, the Company had a total long-term debt balance of $5,418,283, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $129,172. As of December 31, 2021, the Company had a total long-term debt balance of $5,535,097, exclusive of debt issuance costs of $132,484.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 12, 2022	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)