Form 10-Q
period 2022-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2022-08-11
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of common stock outstanding as of August 11, 2022: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,128,407	$13,747,285
Accounts receivable, net	2,273,138	3,163,375
Inventories	20,432,556	19,076,750
Prepaid expenses and other current assets	305,139	299,461
Income tax receivable	593,401	138,986
Total current assets	26,732,641	36,425,857

Other assets	13,824	13,824
Vineyard development costs, net	8,290,864	8,088,968
Property and equipment, net	49,584,002	40,596,135
Operating lease right of use assets	9,283,357	6,250,326

TOTAL ASSETS	$93,904,688	$91,375,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,230,254	$2,102,435
Accrued expenses	1,247,179	1,156,823
Investor deposits for preferred stock	-	4,134,422
Current portion of note payable	1,248,993	1,295,541
Current portion of long-term debt	484,539	472,420
Current portion of lease liabilities	684,220	443,484
Unearned revenue	800,090	938,257
Grapes payable	-	1,388,601
Total current liabilities	6,695,275	11,931,983

Long-term debt, net of current portion and debt issuance costs	4,691,093	4,930,193
Lease liabilities, net of current portion	8,897,030	5,954,433
Deferred income taxes	3,596,507	3,596,507
Total liabilities	23,879,905	26,413,116

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 8,483,862 shares issued and outstanding, liquidation preference of $36,141,252, at June 30, 2022 and 7,523,539 shares issued and outstanding, liquidation preference of $31,222,687, at December 31, 2021.	36,793,747	30,956,192
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	8,512,489	8,512,489
Retained earnings	24,718,547	25,493,313
Total shareholders’ equity	70,024,783	64,961,994

LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,904,688	$91,375,110

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

SALES, NET	$8,700,861	$8,949,951	$14,943,179	$14,715,289
COST OF SALES	3,873,604	3,810,228	6,395,893	6,081,999

GROSS PROFIT	4,827,257	5,139,723	8,547,286	8,633,290

OPERATING EXPENSES
Sales and marketing	3,019,613	2,235,124	5,497,340	4,351,789
General and administrative	1,363,201	1,367,005	2,741,735	2,567,898
Total operating expenses	4,382,814	3,602,129	8,239,075	6,919,687

INCOME FROM OPERATIONS	444,443	1,537,594	308,211	1,713,603

OTHER INCOME (EXPENSE)
Interest income	904	3,081	3,293	6,478
Interest expense	(90,371)	(97,499)	(181,817)	(197,075)
Other income (expense), net	(355)	40,679	88,669	129,813

INCOME BEFORE INCOME TAXES	354,621	1,483,855	218,356	1,652,819

INCOME TAX PROVISION	(97,220)	(406,304)	(59,897)	(452,583)

NET INCOME	257,401	1,077,551	158,459	1,200,236

Accrued preferred stock dividends	(466,613)	(362,506)	(933,225)	(722,142)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(209,212)	$715,045	$(774,766)	$478,094

Earnings (loss) per common share after preferred dividends, basic and diluted	$(0.04)	$0.14	$(0.16)	$0.10

Weighted-average number of common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Six-Month Period Ended June 30, 2022
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994

Issuance of preferred stock, net	960,323	4,904,330	-	-	-	4,904,330

Preferred stock dividends accrued	-	466,612	-	-	(466,612)	-

Net loss	-	-	-	-	(98,942)	(98,942)

Balance at March 31, 2022	8,483,862	36,327,134	4,964,529	8,512,489	24,927,759	69,767,382

Preferred stock dividends accrued	-	466,613	-	-	(466,613)	-

Net income	-	-	-	-	257,401	257,401

Balance at June 30, 2022	8,483,862	$36,793,747	4,964,529	$8,512,489	$24,718,547	$70,024,783

	Six-Month Period Ended June 30, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927

Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191

Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-

Net income	-	-	-	-	122,685	122,685

Balance at March 31, 2021	6,538,841	27,266,132	4,964,529	8,512,489	24,255,182	60,033,803

Issuance of preferred stock, net	26,082	(77,222)	-	-	-	(77,222)

Preferred stock dividends accrued	-	362,506	-	-	(362,506)	-

Net income	-	-	-	-	1,077,551	1,077,551

Balance at June 30, 2021	6,564,923	$27,551,416	4,964,529	$8,512,489	$24,970,227	$61,034,132

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,459	$1,200,236
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	992,417	943,721
Gain on disposition of property and equipment	-	(10,000)
Non-cash lease expense	327,886	308,869
Loan fee amortization	6,624	6,624
Change in operating assets and liabilities:
Accounts receivable	890,237	148,502
Inventories	(1,355,806)	1,191,676
Prepaid expenses and other current assets	(5,678)	(67,645)
Income taxes receivable	(454,415)	412,583
Unearned revenue	(138,167)	(75,901)
Lease liabilities	(177,584)	(301,871)
Grapes payable	(1,388,601)	(1,307,165)
Accounts payable	75,203	(22,500)
Accrued expenses	90,356	(234,369)
Net cash from operating activities	(979,069)	2,192,760

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	-	10,000
Additions to vineyard development costs	(369,389)	(360,911)
Additions to property and equipment	(9,760,175)	(3,061,925)
Net cash from investing activities	(10,129,564)	(3,412,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(46,548)	(43,857)
Payments on long-term debt	(233,605)	(230,140)
Proceeds from investor deposits held as liability	-	110,477
Proceeds from issuance of preferred stock	769,908	501,333
Net cash from financing activities	489,755	337,813

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,618,878)	(882,263)

CASH AND CASH EQUIVALENTS, beginning of period	13,747,285	13,999,755

CASH AND CASH EQUIVALENTS, end of period	$3,128,407	$13,117,492

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$1,196,351	$266,545
Reduction in investor deposits for preferred stock	$4,134,422	$510,636
Accrued preferred stock dividends	$933,225	$722,142

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022, or any portion thereof.

The COVID-19 outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments have had a material adverse impact on economic and market conditions in the United States. Although most restrictive measures have been lifted, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$257,401	$1,077,551	$158,459	$1,200,236
Accrued preferred stock dividends	(466,613)	(362,506)	(933,225)	(722,142)
Net income (loss) applicable to common shares	$(209,212)	$715,045	$(774,766)	$478,094

Denominator
Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Earnings (loss) per common share after preferred dividends, basic and diluted	$(0.04)	$0.14	$(0.16)	$0.10

Subsequent to the filing of the 2021 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

Reclassifications - Certain immaterial amounts from prior periods have been reclassified to conform to current years’ presentation.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2022	December 31, 2021

Winemaking and packaging materials	$1,246,043	$742,188
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	7,806,884	9,691,140
Finished goods (bottled wine and related products)	11,379,629	8,643,422

Total inventories	$20,432,556	$19,076,750

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2022	December 31, 2021

Construction in progress	$21,234,020	$14,556,806
Land, improvements, and other buildings	12,721,168	12,850,316
Winery, tasting room buildings, and hospitality center	20,384,159	17,791,684
Equipment	16,657,748	15,960,179

	70,997,095	61,158,985

Accumulated depreciation	(21,413,093)	(20,562,850)

Property and equipment, net	$49,584,002	$40,596,135

Depreciation expense for the six months ended June 30, 2022 and 2021 was $816,806 and $818,116, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 was $432,826 and $406,759, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At June 30, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain a minimum current ratio, debt to tangible net worth, and debt service coverage, as defined. As of June 30, 2022, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2022, the Company had a balance of $1,248,993 due on this note. As of December 31, 2021, the Company had a balance of $1,295,541 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,301,492 and $5,535,097 as of June 30, 2022 and December 31, 2021, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

The loan agreements contain covenants, which require the Company to maintain certain financial ratios and balances. As of June 30, 2022, the Company was in compliance with these covenants. In the event of future noncompliance with the Company’s debt covenants, FCS would have the right to declare the Company in default, and at FCS option without notice or demand, the unpaid principal balance of the loan, plus all accrued unpaid interest thereon and all other amounts due would immediately become due and payable.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2022 (excluding the six months ended June 30, 2022)	$238,816
2023	496,970
2024	522,798
2025	549,971
2026	578,559
Thereafter	2,914,378

Total	$5,301,492

As of June 30, 2022, the Company had unamortized debt issuance costs of $125,860. As of December 31, 2021, the Company had unamortized debt issuance costs of $132,484.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $502,000 and $40,000 in income taxes for the three months ended June 30, 2022 and 2021, respectively. The Company paid $502,000 and $40,000 in income taxes for the six months ended June 30, 2022 and 2021, respectively.

Interest – The Company paid $83,776 and $95,052 for the three months ended June 30, 2022 and 2021, respectively, in interest on long-term debt. The Company paid $175,222 and $190,783 for the six months ended June 30, 2021 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2022 and 2021. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021

Sales, net	$3,830,195	$3,149,624	$4,870,666	$5,800,327	$-	$-	$8,700,861	$8,949,951
Cost of sales	1,080,634	850,949	2,792,970	2,959,279	-	-	3,873,604	3,810,228
Gross profit	2,749,561	2,298,675	2,077,696	2,841,048	-	-	4,827,257	5,139,723
Selling expenses	2,308,270	1,591,640	484,445	454,244	226,898	189,240	3,019,613	2,235,124
Contribution margin	$441,291	$707,035	$1,593,251	$2,386,804
Percent of total sales	44.0%	35.2%	56.0%	64.8%
General and administration expenses					1,363,201	1,367,005	1,363,201	1,367,005
Income from operations							$444,443	$1,537,594

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021

Sales, net	$6,787,502	$5,455,807	$8,155,677	$9,259,482	$-	$-	$14,943,179	$14,715,289
Cost of sales	1,828,926	1,388,680	4,566,967	4,693,319	-	-	6,395,893	6,081,999
Gross profit	4,958,576	4,067,127	3,588,710	4,566,163	-	-	8,547,286	8,633,290
Selling expenses	4,100,561	3,082,383	962,950	924,725	433,829	344,681	5,497,340	4,351,789
Contribution margin	$858,015	$984,744	$2,625,760	$3,641,438
Percent of total sales	45.4%	37.1%	54.6%	62.9%
General and administration expenses					2,741,735	2,567,898	2,741,735	2,567,898
Income from operations							$308,211	$1,713,603

Direct sales include zero bulk wine sales for the three months ended June 30, 2022 and June 30, 2021. Direct sales include $10,500 for bulk wine sales for the six months ended June 30, 2022 and zero bulk wine sales for the six months ended June 30, 2021.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 (the “January 2020 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On June 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in four offering periods with four separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.15 per share. As of June 30, 2022, the Company had received aggregate proceeds of $8,533,086 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. No further shares of Series A Redeemable Preferred Stock may be offered or sold under this Prospectus Supplement and all shares sold under this Prospectus Supplement were issued as of December 31, 2021.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. As of March 31, 2022, the Company had received aggregate proceeds of $9,008,334 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. No further shares of Series A Redeemable Preferred Stock may be offered or sold under this Prospectus Supplement and all shares sold under this Prospectus Supplement were issued as of June 30, 2022.

On June 30, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “June 2020 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022, the Company filed with the SEC a Prospectus Supplement to the June 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765. This Prospectus Supplement established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at June 30, 2022 and December 31, 2021 was $527,868 and $682,881, respectively, which are recorded as a component of unearned revenue on the balance sheet.

Dividends accrued but not paid will be added to the liquidation preference of the stock until the dividend is declared and paid. The Company currently has the option, but not the obligation, to redeem all of the outstanding preferred stock in an amount equal to the original issue price plus accrued but unpaid dividends and a redemption premium equal to 3% of the original issue price.

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

Operating Leases – Non-Vineyard - In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. In May 2022 the Company amended the lease to extend the lease to August 2025 with one three year renewal option and defined payments over the term of the lease.

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

In May 2022, the Company entered into a lease for 10 years, with two five-year renewal options for a retail wine facility in Happy Valley, Oregon. The lease defines the payments over the term of the lease and option periods.

The following tables provide lease cost and other lease information:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Lease Cost
Operating lease cost - Vineyards	$114,782	$229,564
Operating lease cost - Other	163,646	293,162
Short-term lease cost	3,046	8,610

Total lease cost	$281,474	$531,336

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$112,986	$224,053
Operating cash flows from operating leases - Other	$81,204	$119,442
Weighted-average remaining lease term - Operating leases in years	11.55	11.55
Weighted-average discount rate - Operating leases	5.14%	5.14%

Right-of-use assets obtained in exchange for new operating lease obligations were $3,360,917 and zero for the six-months ended June 30, 2022 and 2021, respectively.

The Company has one lease that has not yet commenced as of June 30, 2022, and as such, has not been recognized in the Company’s balance sheet. The operating lease is expected to be in 2023 with lease a term of 10 years.

As of June 30, 2022, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2022 (excluding the six months ended June 30, 2022)	$542,241
2023	1,215,935
2024	1,224,702
2025	1,139,179
2026	1,095,471
Thereafter	7,767,904
Total minimal lease payments	12,985,432
Less present value adjustment	(3,404,182)
Operating lease liabilities	9,581,250
Less current lease liabilities	(684,220)
Lease liabilities, net of current portion	$8,897,030

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

Domaine Willamette – In 2019, the Board of Directors approved the construction of a new tasting room at the Bernau Estate Vineyard, expected to be completed during the 2022 fiscal year. The total construction costs for the Domaine Willamette Tasting Room is expected to be approximately $15.6 million, of which we expect will be funded through cash on hand. Construction on the Tasting Room began in July, 2019 and as of June 31, 2022, we had spent approximately $13.6 million on the project from our cash reserves.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Such policies were unchanged during the six months ended June 30, 2022.

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

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had $10,500 in bulk wine sales for the six months ended June 30, 2022 and zero bulk wine sales for the same period of 2021.

The Company sold 85,133 and 98,420 cases of produced wine during the six months ended June 30, 2022 and 2021, respectively, a decrease of 13,287 cases, or 13.5% in the current year period over the prior year period.  The decrease in wine case sales was primarily the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2022, wine inventory included 131,585 cases of bottled wine and 220,459 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 75,078 cases during the six months ended June 30, 2022.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

James Suckling rated the Company’s 2019 Vintage 46 Chardonnay with 94 points, 2019 Vintage 46 Pinot Noir with 93 points and the 2019 Tualatin Estate Chardonnay with 91 points. The 2019 Bernau Block Pinot Noir received 90 points and the 2019 Elton Pinot Noir received 92 points. The inaugural vintage of the 2017 Bernau Estate Méthode Traditionnelle Brut received 91 points and the 2017 Bernau Estate Blanc de Blancs received 90 points.

Wine Enthusiast Magazine rated the 2019 Founders’ Reserve Pinot Noir with 90 points.

The Sunset International Wine Competition rated our 2021 Whole Cluster Rosé of Pinot Noir with 91 points & Gold and our 2021 Pinot Gris with 90 points and Gold.

The Sommeliers Choice Awards rated our 2021 Whole Cluster Rosé of Pinot Noir with Gold and 91 points and our 2021 Pinot Gris with 90 points and Gold.

Wine & Spirits rated the 2021 Whole Cluster Rosé of Pinot Noir with 91 points and Best Buy.

Impact of COVID-19 on Operations

The COVID-19 outbreak in Oregon and other parts of the United States, as well as the response to COVID-19 by federal, state and local governments have had a material adverse impact on economic and market conditions in the United States. Although most restrictive measures have been lifted, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2022 and 2021 were $8,700,861 and $8,949,951, respectively, a decrease of $249,090, or 2.8%, in the current year period over the prior year period. This decrease was caused by a decrease in sales through distributors of $929,661 being partially offset by an increase in direct sales of $680,571 in the current year three-month period over the prior year period. The decrease in revenue from sales through distributors was primarily attributed to later availability of new vintage wines compared to the prior year. The increase in direct sales to consumers was primarily the result of retail sales increases in tasting room revenue. Sales revenue for the six months ended June 30, 2022 and 2021 were $14,943,179 and $14,715,289, respectively, an increase of $227,890, or 1.5%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $1,331,695 and a decrease in revenues from sales through distributors of $1,103,805 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased tasting room sales. The decrease in sales through distributors was primarily the result of an decrease in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2022 and 2021 were $3,873,604 and $3,810,228, respectively, an increase of $63,376, or 1.7%, in the current period over the prior year period. This change was primarily the result of an increase in product costs in 2022 mostly due to higher fruit and packaging costs. Cost of Sales for the six months ended June 30, 2022 and 2021 were $6,395,893 and $6,081,999, respectively, an increase of $313,894 or 5.2%, in the current period over the prior year period. This change was primarily the result of an increase in fruit and packaging costs in 2022 and the mix of sales channels and vintages sold between the two periods.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2022 and 2021 was 55.5% and 57.4%, respectively, a decrease of 1.9 percentage points in the current year period over the prior year period mostly as a result of higher fruit and packaging costs in the second quarter of 2022 compared to the same quarter of 2021. Gross profit as a percentage of net sales for the six months ended June 30, 2022 and 2021 was 57.2% and 58.7%, respectively, a decrease of 1.5 percentage points in the current year period over the prior year period. This decrease was primarily the result of higher fruit and labor costs in the first six months of 2022 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 2022 and 2021 was $4,382,814 and $3,602,129 respectively, an increase of $780,685, or 21.7%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $784,489, or 35.1% being partially offset by a decrease in general and administrative expenses of $3,804, or 0.3% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2022 and 2021 was $8,239,075 and $6,919,687, respectively, an increase of $1,319,388, or 19.1%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $1,145,551, or 26.3% combined with an increase in general and administrative expenses of $173,837, or 6.8% in the current year period compared to the same period in 2021. Selling expenses increased in both the first half and second quarter of 2022 compared to the same periods in 2021 primarily as a result of more sales coming from tasting rooms which have higher selling costs and from costs related to the development of new locations. Additional selling, general and administrative expenses related to the opening of new locations were $254,744 in the current quarter and $438,873 in the first six months of 2022 compared to the same period in the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2022 and 2021 was $90,371 and $97,499, respectively, a decrease of $7,128 or 7.3%, in the second quarter of 2022 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2022 and 2021 was $181,817 and $197,075, respectively, a decrease of $15,258 or 7.7%, in the current year period over the prior year period. The decrease in interest expense for the second quarter and first six months of 2022 was primarily the result of decreased debt in the current periods compared to the second quarter and first six months of 2021.

Income Taxes

The income tax expense for the three months ended June 30, 2022 and 2021 was $97,220 and $406,304, respectively, a decrease of $309,084 or 76.1%, in the second quarter of 2022 over the same quarter in the prior year mostly as a result of the lower pre-tax income in the second quarter of 2022, compared to the same quarter in 2021. The Company’s estimated federal and state combined income tax rate was 27.4% and 27.4% for the three months ended June 30, 2022 and 2021, respectively. The income tax expense for the six months ended June 30, 2022 and 2021 was $59,897 and $452,583, respectively, a decrease of $392,686 or 86.8%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first six months of 2022, compared to the same period in 2021. The Company’s estimated federal and state combined income tax rate was 27.4% for the six months ended June 30, 2022 and 2021.

Net Income

Net income for the three months ended June 30, 2022 and 2021 was $257,401 and $1,077,551, respectively, a decrease of $820,150, or 76.1%, in the second quarter of 2022 over the same quarter in the prior year. Net income for the six months ended June 30, 2022 and 2021 was $158,459 and $1,200,236, respectively, a decrease of $1,041,777, or 86.8%, in the current year period over the prior year period. The decrease in net income for the second quarter and decrease in net income for the first half of 2022, compared to the comparable periods in 2021, was primarily the result of changes in the gross profits and operating expenses.

Net Income (Loss) Applicable to Common Shareholders

Net income (loss) applicable to common shareholders for the three months ended June 30, 2022 and 2021 was $(209,212) and $715,045, respectively, a decrease of $924,257, or 129.3%, in the second quarter of 2022 over the same quarter in the prior year. Net income (loss) applicable to common shareholders for the six months ended June 30, 2022 and 2021 was $(774,766) and $478,094, respectively, a decrease of $1,252,860, or 262.1%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in the second quarter and the first six months of 2022, compared to the same periods of 2021, was the result of lower net income and higher dividend costs in the current period.

Liquidity and Capital Resources

At June 30, 2022, the Company had a working capital balance of $20.0 million and a current working capital ratio of 3.99:1.

At June 30, 2022, the Company had a cash balance of $3,128,407, while at December 31, 2021, the Company had a cash balance of $13,747,285. This decrease in cash was primarily the result of investments in construction activity, the payment of grapes payable and an increase in inventories. The construction of a new tasting room and winery in Dundee, Oregon is expected to cost approximately $15.6 million, which will be funded through a combination of cash on hand as well as equity financing through Preferred Stock offerings. Construction began in July 2019 and was paused in March 2020 as a result of the uncertainty surrounding the COVID-19 pandemic and has now been restarted. As of June 30, 2022, we had incurred approximately $13.6 million on the project.

Total cash used in operating activities in the six months ended June 30, 2022 was $979,069. Cash used in operating activities for the six months ended June 30, 2022 was primarily associated with increased inventory, and payment of grapes payable, partially offset by non-cash lease expense, and depreciation and amortization.

Total cash used in investing activities in the six months ended June 30, 2022 was $10,129,564. Cash used in investing activities for the six months ended June 30, 2022 consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the six months ended June 30, 2022 was $489,755. Cash generated from financing activities for the six months ended June 30, 2022 consisted of proceeds from the issuance of Preferred Stock, partially offset by the repayment of debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At June 30, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

As of June 30, 2022, the Company had a 15-year installment note payable of $1,248,993, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2022, the Company had a total long-term debt balance of $5,301,492, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $125,860. As of December 31, 2021, the Company had a total long-term debt balance of $5,535,097, exclusive of debt issuance costs of $132,484.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022.

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 11, 2022	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)