Form 10-Q
period 2022-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2022-11-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of common stock outstanding as of November 14, 2022: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,363	$13,747,285
Accounts receivable, net	3,075,260	3,163,375
Inventories	20,857,847	19,076,750
Prepaid expenses and other current assets	296,399	299,461
Income tax receivable	951,816	138,986
Total current assets	25,544,685	36,425,857

Other assets	13,824	13,824
Vineyard development costs, net	8,409,754	8,088,968
Property and equipment, net	51,898,056	40,596,135
Operating lease right of use assets	9,090,326	6,250,326

TOTAL ASSETS	$94,956,645	$91,375,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,463,834	$2,102,435
Accrued expenses	1,217,469	1,156,823
Investor deposits for preferred stock	2,053,468	4,134,422
Current portion of note payable	1,225,194	1,295,541
Current portion of long-term debt	484,539	472,420
Current portion of lease liabilities	746,807	443,484
Unearned revenue	752,175	938,257
Grapes payable	62,323	1,388,601
Total current liabilities	9,005,809	11,931,983

Long-term debt, net of current portion and debt issuance costs	4,576,103	4,930,193
Lease liabilities, net of current portion	8,703,264	5,954,433
Deferred income taxes	3,596,507	3,596,507
Total liabilities	25,881,683	26,413,116

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY

Redeemable preferred stock, no par value, 10,000,000 shares authorized, 8,483,862 shares issued and outstanding, liquidation preference of $36,607,864, at September 30, 2022 and 7,523,539 shares issued and outstanding, liquidation preference of $31,222,687, at December 31, 2021.	37,260,359	30,956,192
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	8,512,489	8,512,489
Retained earnings	23,302,114	25,493,313
Total shareholders’ equity	69,074,962	64,961,994

LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,956,645	$91,375,110

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
SALES, NET	$7,602,878	$7,641,228	$22,546,057	$22,356,517
COST OF SALES	3,708,695	3,179,590	10,104,588	9,261,589

GROSS PROFIT	3,894,183	4,461,638	12,441,469	13,094,928

OPERATING EXPENSES
Sales and marketing	3,774,495	2,335,623	9,271,835	6,687,412
General and administrative	1,345,723	1,433,142	4,087,458	4,001,040
Total operating expenses	5,120,218	3,768,765	13,359,293	10,688,452

INCOME (LOSS) FROM OPERATIONS	(1,226,035)	692,873	(917,824)	2,406,476

OTHER INCOME (EXPENSE)
Interest income	1,286	2,797	4,579	9,275
Interest expense	(87,220)	(96,473)	(269,037)	(293,548)
Other income, net	3,734	29,250	92,403	159,063

INCOME (LOSS) BEFORE INCOME TAXES	(1,308,235)	628,447	(1,089,879)	2,281,266

INCOME TAX (EXPENSE) BENEFIT	358,414	(172,256)	298,517	(624,839)

NET INCOME (LOSS)	(949,821)	456,191	(791,362)	1,656,427

Accrued preferred stock dividends	(466,612)	(361,071)	(1,399,837)	(1,083,213)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(1,416,433)	$95,120	$(2,191,199)	$573,214

Earnings (loss) per common share after preferred dividends, basic and diluted	$(0.29)	$0.02	$(0.44)	$0.12

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2022
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994
Issuance of preferred stock, net	960,323	4,904,330	-	-	-	4,904,330
Preferred stock dividends accrued	-	466,612	-	-	(466,612)	-
Net loss	-	-	-	-	(98,942)	(98,942)
Balance at March 31, 2022	8,483,862	36,327,134	4,964,529	8,512,489	24,927,759	69,767,382
Preferred stock dividends accrued	-	466,613	-	-	(466,613)	-
Net income	-	-	-	-	257,401	257,401
Balance at June 30, 2022	8,483,862	36,793,747	4,964,529	8,512,489	24,718,547	70,024,783
Preferred stock dividends accrued	-	-	-	-	(466,612)	-
Net loss	-	-	-	-	(949,821)	(949,821)
Balance at September 30, 2022	8,483,862	$36,793,747	4,964,529	$8,512,489	$23,302,114	$69,074,962

	Nine-Month Period Ended September 30, 2021
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927
Issuance of preferred stock, net	229,333	1,089,191	-	-	-	1,089,191
Preferred stock dividends accrued	-	359,636	-	-	(359,636)	-
Net income	-	-	-	-	122,685	122,685
Balance at March 31, 2021	6,538,841	27,266,132	4,964,529	8,512,489	24,255,182	60,033,803
Issuance of preferred stock, net	26,082	(77,222)	-	-	-	(77,222)
Preferred stock dividends accrued	-	362,506	-	-	(362,506)	-
Net income	-	-	-	-	1,077,551	1,077,551
Balance at June 30, 2021	6,564,923	27,551,416	4,964,529	8,512,489	24,970,227	61,034,132
Stock compensation expense	-	22,914	-	-	-	22,914
Preferred stock dividends accrued	-	361,071	-	-	(361,071)	-
Net income	-	-	-	-	456,191	456,191
Balance at September 30, 2021	6,564,923	$27,935,401	4,964,529	$8,512,489	$25,065,347	$61,513,237

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(791,362)	$1,656,427
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,631,681	1,498,681
Gain on disposition of property and equipment	-	(5,904)
Non-cash lease expense	520,917	347,813
Loan fee amortization	9,936	9,935
Stock compensation expense	-	22,914
Change in operating assets and liabilities:
Accounts receivable	88,115	459,837
Inventories	(1,781,097)	(466,927)
Prepaid expenses and other current assets	3,062	(8,189)
Income tax receivable	(812,830)	339,839
Unearned revenue	(186,082)	(77,923)
Lease liabilities	(308,763)	(337,516)
Grapes payable	(1,326,278)	332,286
Accounts payable	752,095	39,714
Accrued expenses	60,646	(40,203)
Net cash from operating activities	(2,139,960)	3,770,784

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	-	35,510
Additions to vineyard development costs	(527,410)	(541,585)
Additions to property and equipment	(13,117,674)	(6,361,345)
Net cash from investing activities	(13,645,084)	(6,867,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(70,347)	(66,280)
Payments on long-term debt	(351,907)	(345,822)
Proceeds from investor deposits held as liability	2,053,468	2,899,346
Proceeds from issuance of preferred stock	769,908	501,333
Net cash from financing activities	2,401,122	2,988,577

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,383,922)	(108,059)

CASH AND CASH EQUIVALENTS, beginning of period	13,747,285	13,999,755

CASH AND CASH EQUIVALENTS, end of period	$363,363	$13,891,696

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$753,038	$1,009,673
Reduction in investor deposits for preferred stock	$4,134,422	$510,636
Accrued preferred stock dividends	$1,399,837	$1,083,213

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022, or any portion thereof.

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

The following table presents the earnings (loss) per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$(949,821)	$456,191	$(791,362)	$1,656,427
Accrued preferred stock dividends	(466,612)	(361,071)	(1,399,837)	(1,083,213)
Net income (loss) applicable to common shares	$(1,416,433)	$95,120	$(2,191,199)	$573,214

Denominator
Weighted-average common shares outstanding basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529
Earnings (loss) per common share after preferred dividends, basic and diluted	$(0.29)	$0.02	$(0.44)	$0.12

Subsequent to the filing of the 2021 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to current years’ presentation.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2022	December 31, 2021

Winemaking and packaging materials	$877,448	$742,188
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	6,365,711	9,691,140
Finished goods (bottled wine and related products)	13,614,688	8,643,422

Total inventories	$20,857,847	$19,076,750

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2022	December 31, 2021

Construction in progress	$5,358,257	$14,556,806
Land, improvements, and other buildings	13,659,838	12,850,316
Winery, tasting room buildings, and hospitality center	36,660,732	17,791,684
Equipment	18,232,453	15,960,179

	73,911,280	61,158,985

Accumulated depreciation	(22,013,224)	(20,562,850)

Property and equipment, net	$51,898,056	$40,596,135

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1,384,200 and $1,230,459, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 was $567,394 and $446,033, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At September 30, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

The line of credit agreement includes various covenants, which among other things; require the Company to maintain a minimum current ratio, debt to tangible net worth, and debt service coverage, as defined. As of September 30, 2022, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2022, the Company had a balance of $1,225,194 due on this note. As of December 31, 2021, the Company had a balance of $1,295,541 due on this note.

Long-Term Debt – The Company has two long-term debt agreements with Farm Credit Services (FCS) with an aggregate outstanding balance of $5,183,190 and $5,535,097 as of September 30, 2022 and December 31, 2021, respectively. The outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2022 (excluding the nine months ended September 30, 2022)	$120,514
2023	496,970
2024	522,798
2025	549,971
2026	578,559
Thereafter	2,914,378

$5,183,190

As of September 30, 2022, the Company had unamortized debt issuance costs of $122,548. As of December 31, 2021, the Company had unamortized debt issuance costs of $132,484.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities and through preferred stock sales will be sufficient to meet the Company’s short-term needs. Due to the uncertainty surrounding the future impact of the COVID-19 pandemic on the Company we will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero and $245,000 in income taxes for the three months ended September 30, 2022 and 2021, respectively. The Company paid $502,000 and $285,000 in income taxes for the nine months ended September 30, 2022 and 2021, respectively.

Interest – The Company paid $88,102 and $93,234 for the three months ended September 30, 2022 and 2021, respectively, in interest on long-term debt. The Company paid $263,326 and $284,017 for the nine months ended September 30, 2021 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ending September 30, 2022 and 2021. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Sales, net	$3,442,482	$3,347,446	$4,160,396	$4,293,782	$-	$-	$7,602,878	$7,641,228
Cost of sales	1,229,312	883,237	2,479,383	2,296,353	-	-	3,708,695	3,179,590
Gross profit	2,213,170	2,464,209	1,681,013	1,997,429	-	-	3,894,183	4,461,638
Selling expenses	3,018,532	1,692,392	500,653	471,668	255,310	171,563	3,774,495	2,335,623
Contribution margin (loss)	$(805,362)	$771,817	$1,180,360	$1,525,761
Percent of total sales	45.3%	43.8%	54.7%	56.2%
General and administration expenses					1,345,723	1,433,142	1,345,723	1,433,142
Income (loss) from operations							$(1,226,035)	$692,873

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Sales, net	$10,229,985	$8,803,254	$12,316,072	$13,553,263	$-	$-	$22,546,057	$22,356,517
Cost of sales	3,058,239	2,271,918	7,046,349	6,989,671	-	-	10,104,588	9,261,589
Gross profit	7,171,746	6,531,336	5,269,723	6,563,592	-	-	12,441,469	13,094,928
Selling expenses	7,119,093	4,774,775	1,463,604	1,396,393	689,138	516,244	9,271,835	6,687,412
Contribution margin	$52,653	$1,756,561	$3,806,119	$5,167,199
Percent of total sales	45.4%	39.4%	54.6%	60.6%
General and administration expenses					4,087,458	4,001,040	4,087,458	4,001,040
Income (loss) from operations							$(917,824)	$2,406,476

Direct sales include zero bulk wine sales for the three months ended September 30, 2022 and September 30, 2021. Direct sales include $10,500 for bulk wine sales for the nine months ended September 30, 2022 and zero bulk wine sales for the nine months ended September 30, 2021.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 (the “January 2020 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. On September 10, 2020, the Company filed with the SEC a Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,917,525 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $9,300,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in four offering periods with four separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.15 per share. As of September 30, 2022, the Company had received aggregate proceeds of $8,533,086 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. No further shares of Series A Redeemable Preferred Stock may be offered or sold under this Prospectus Supplement and all shares sold under this Prospectus Supplement were issued as of December 31, 2021.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the January 2020 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 2,118,811 additional shares of Series A Redeemable Preferred Stock having proceeds not to exceed $10,700,000. As of September 30, 2022, the Company had received aggregate proceeds of $9,008,334 from sales of our Series A Redeemable Preferred Stock, net of acquisition costs, under this offering. No further shares of Series A Redeemable Preferred Stock may be offered or sold under this Prospectus Supplement and all shares sold under this Prospectus Supplement were issued as of September 30, 2022.

On June 30, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “June 2020 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022, the Company filed with the SEC a Prospectus Supplement to the June 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765. This Prospectus Supplement established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On September 1, 2022, the Company filed with the SEC a Prospectus Supplement to the June 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729. This Prospectus Supplement established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the June 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. Net proceeds of $2,053,468 have been received under these offerings as of September, 30 2022 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at September 30, 2022 and December 31, 2021 was $474,290 and $682,881, respectively, which are recorded as a component of unearned revenue on the balance sheet.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

Lease Cost
Operating lease cost - Vineyards	$114,782	$344,346
Operating lease cost - Other	197,441	490,603
Short-term lease cost	9,598	29,008
Total lease cost	$321,821	$863,957

Other Information
Cash paid for amounts included in the measurement
of lease liabilities
Operating cash flows from operating leases - Vineyard	$112,986	$337,039
Operating cash flows from operating leases - Other	$137,377	$256,819
Weighted-average remaining lease term - Operating leases in years	11.34	11.34
Weighted-average discount rate - Operating leases	5.14%	5.14%

Right-of-use assets obtained in exchange for new operating lease obligations were $3,360,917 and zero for the nine-months ended September 30, 2022 and 2021, respectively.

The Company has one lease that has not yet commenced as of September 30, 2022, and as such, has not been recognized in the Company’s balance sheet. The operating lease is expected to be in 2023 with lease a term of 10 years.

As of September 30, 2022, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2022 (excluding the nine months ended September 30, 2022)	$291,878
2023	1,215,935
2024	1,224,702
2025	1,139,179
2026	1,095,471
Thereafter	7,767,904
Total minimal lease payments	12,735,069
Less present value adjustment	(3,284,998)
Operating lease liabilities	9,450,071
Less current lease liabilities	(746,807)
Lease liabilities, net of current portion	$8,703,264

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

9) SUBSEQUENT EVENTS

Loan Agreement – In October 2022, the Company entered into a $5,000,000 loan agreement with FCS. As of the filing date there have been no withdrawals under this agreement.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Such policies were unchanged during the nine months ended September 30, 2022.

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

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities. The Company had $10,500 in bulk wine sales for the nine months ended September 30, 2022 and zero bulk wine sales for the same period of 2021.

The Company sold 127,007 and 145,143 cases of produced wine during the nine months ended September 30, 2022 and 2021, respectively, a decrease of 18,136 cases, or 12.5% in the current year period over the prior year period. The decrease in wine case sales was primarily the result of decreased case sales through distributors due to a lack of available product.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2022, wine inventory included 154,525 cases of bottled wine and 123,543 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 141,619 cases during the nine months ended September 30, 2022.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

Wine Enthusiast rated the Company’s 2020 Riesling with 90 points & Best Buy, and in the Top 100 Best Buy Wines for 2022.

Jeremy Young from International Wine Report rated the Company’s 2019 Bernau Block Pinot Noir 90 points, 2019 Bernau Block Chardonnay 92 points, 2019 Elton Pinot Noir 92 points. The Company’s Elton wines the 2019 Florine Pinot Noir 90 points, 2019 Self-Rooted Pinot Noir 91 points and 2019 Chardonnay 91 points. The Company’s Pambrun wines the 2019 Cabernet Sauvignon 92 points, 2019 Merlot 92 points and 2019 Chrysologue 91 points. The Company’s Maison Bleue wines the 2019 Gravière Syrah 92 points, 2019 Voyageur Syrah 93 points, 2019 Frontière Syrah 92 points and 2021 Lisette Rosé 91 points.

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

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2022 and 2021 were $7,602,878 and $7,641,228, respectively, a decrease of $38,350, or 0.5%, in the current year period over the prior year period. This decrease was caused by a decrease in sales through distributors of $133,386 being partially offset by an increase in direct sales of $95,036 in the current year three-month period over the prior year period. The decrease in revenue from sales through distributors was primarily attributed to later availability of new vintage wines compared to the prior year. The increase in direct sales to consumers was primarily the result of retail sales increases from the opening of new tasting rooms in 2022. Three new locations in Dundee, Oregon, Lake Oswego, Oregon and Vancouver, Washington have opened in 2022. Sales revenue for the nine months ended September 30, 2022 and 2021 were $22,546,057 and $22,356,517, respectively, an increase of $189,540, or 0.8%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $1,426,731 being partially offset by a decrease in revenues from sales through distributors of $1,237,191 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of increased tasting room sales from the opening of three new locations in 2022. The decrease in sales through distributors was primarily the result of a decrease in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended September 30, 2022 and 2021 were $3,708,695 and $3,179,590, respectively, an increase of $529,105, or 16.6%, in the current period over the prior year period. This change was primarily the result of an increase in product costs in 2022 mostly due to higher fruit and packaging costs. Cost of Sales for the nine months ended September 30, 2022 and 2021 were $10,104,588 and $9,261,589, respectively, an increase of $842,999 or 9.1%, in the current period over the prior year period. This change was primarily the result of an increase in fruit and packaging costs in 2022 and the mix of sales channels and vintages sold between the two periods.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2022 and 2021 was 51.2% and 58.4%, respectively, a decrease of 7.2 percentage points in the current year period over the prior year period mostly as a result of higher fruit and packaging costs in the third quarter of 2022 compared to the same quarter of 2021. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 and 2021 was 55.2% and 58.6%, respectively, a decrease of 3.4 percentage points in the current year period over the prior year period. This decrease was primarily the result of higher fruit, packaging and labor costs in the first nine months of 2022 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended September 30, 2022 and 2021 was $5,120,218 and $3,768,765 respectively, an increase of $1,351,453, or 35.9%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $1,438,872 or 61.6% in the third quarter of 2022 compared to the same quarter of 2022 being partially offset by a decrease in general and administrative expenses of $87,419, or 6.1% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the nine months ended September 30, 2022 and 2021 was $13,359,293 and $10,688,452, respectively, an increase of $2,670,841, or 25.0%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling expenses of $2,584,423, or 38.6% combined with an increase in general and administrative expenses of $86,418, or 2.2% in the current year period compared to the same period in 2021. Selling expenses increased in both the third quarter and nine months of 2022 compared to the same periods in 2021 primarily as a result of more sales coming from tasting rooms which have higher selling costs and from costs related to the development of four new tasting room and restaurant locations. The contribution loss related to the opening of the four new locations were $654,518 in the current quarter and $1,089,380 in the first nine months of 2022. The contribution loss included lease, labor and selling costs related to the new locations in 2022.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 was $87,220 and $96,473, respectively, a decrease of $9,253 or 9.6%, in the third quarter of 2022 over the same quarter in the prior year. Interest expense for the nine months ended September 30, 2022 and 2021 was $269,037 and $293,548, respectively, a decrease of $24,511 or 8.3%, in the current year period over the prior year period. The decrease in interest expense for the third quarter and first nine months of 2022 was primarily the result of decreased debt in the current periods compared to the third quarter and first nine months of 2021.

Income Taxes

The income tax (expense) benefit for the three months ended September 30, 2022 and 2021 was $358,414 and $(172,256), respectively, a decrease of $530,670 or 308.1%, in the third quarter of 2022 over the same quarter in the prior year mostly as a result of the lower pre-tax income in the third quarter of 2022, compared to the same quarter in 2021. The Company’s estimated federal and state combined income tax rate was 27.4% and 27.4% for the three months ended September 30, 2022 and 2021, respectively. The income tax (expense) benefit for the nine months ended September 30, 2022 was $298,517 and a $(624,839) for September 30, 2021, respectively, a decrease of $923,356 or 147.8%, in the current year period over the prior year period mostly a result of lower pre-tax income in the first nine months of 2022, compared to the same period in 2021. The Company’s estimated federal and state combined income tax rate was 27.4% for the nine months ended September 30, 2022 and 2021.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2022 and 2021 was $(949,821) and $456,191, respectively, a decrease of $1,406,012, or 308.2%, in the third quarter of 2022 over the same quarter in the prior year. Net income (loss) for the nine months ended September 30, 2022 and 2021 was $(791,362) and $1,656,427, respectively, a decrease of $2,447,789, or 147.8%, in the current year period over the prior year period. The decrease in net income for the third quarter and for the first nine months of 2022, compared to the comparable periods in 2021, was primarily the result of higher product costs and additional costs related to the opening of three new locations in 2022.

Net Income (Loss) Applicable to Common Shareholders

Net income (loss) applicable to common shareholders for the three months ended September 30, 2022 and 2021 was $(1,416,433,) and $95,120, respectively, a decrease of $1,511,553, in the third quarter of 2022 over the same quarter in the prior year. Net income (loss) applicable to common shareholders for the nine months ended September 30, 2022 and 2021 was $(2,191,199) and $573,214, respectively, a decrease of $2,764,413, in the current year period over the prior year period. The decrease in net income applicable to common shareholders in the third quarter and the first nine months of 2022, compared to the same periods of 2021, was the result of lower net income and higher dividend costs in the current period.

Liquidity and Capital Resources

At September 30, 2022, the Company had a working capital balance of $16.5 million and a current working capital ratio of 2.84:1.

At September 30, 2022, the Company had a cash balance of $363,363, while at December 31, 2021, the Company had a cash balance of $13,747,285. This decrease in cash was primarily the result of investments in property and equipment of $13,117,674, the payment of grapes payable and an increase in inventories.

Total cash used in operating activities in the nine months ended September 30, 2022 was $2,139,961. Cash used in operating activities for the nine months ended September 30, 2022 was primarily associated with increased inventory, and payment of grapes payable, being partially offset by non-cash lease expense, and depreciation and amortization.

Total cash used in investing activities in the nine months ended September 30, 2022 was $13,645,084. Cash used in investing activities for the nine months ended September 30, 2022 consisted of cash used on property and equipment and vineyard development costs.

Total cash generated from financing activities in the nine months ended September 30, 2022 was $2,401,123. Cash generated from financing activities for the nine months ended September 30, 2022 consisted of proceeds from the deposits for and issuance of preferred stock, being partially offset by the repayment of debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement at July 29, 2021. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. At September 30, 2022 and December 31, 2021, there was no outstanding balance on this revolving line of credit.

As of September 30, 2022, the Company had a 15-year installment note payable of $1,225,194, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2022, the Company had a total long-term debt balance of $5,183,190, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $122,548. As of December 31, 2021, the Company had a total long-term debt balance of $5,535,097, exclusive of debt issuance costs of $132,484.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities and through preferred stock sales will be sufficient to meet the Company’s short-term needs. We will continue to evaluate funding mechanisms to support our long-term funding requirements.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2022, filed on August 11, 2022, File No. 000-21522).

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 14, 2022	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)