Form 10-K
period 2022-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2023-03-28
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $28,655,593.

The number of outstanding shares of the registrant’s Common Stock as of March 28, 2023 was 4,964,529.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.

FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” “WVVI” and “the Company” refer to Willamette Valley Vineyards, Inc.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

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

Business

Introduction – The Company was formed in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner, Oregon (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Domaine Willamette, Griffin Creek, Tualatin Estate, Pambrun, Maison Bleue, Natoma, Metis, Pere Ami and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

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

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal in 2022, $24 to $100 per bottle; Chardonnay, $25 to $50 per bottle; Pinot Gris, $18 per bottle; Pinot Blanc, $25 per bottle; Sauvignon Blanc, $28 per bottle; Gruner Veltliner, $28 per bottle; Rose, $18 to $25 per bottle; Brut, $50 to $65 per bottle; Brut Rose, $65, and Riesling, $14 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

Under its Domaine Willamette label, the Company produces and sells the following types of wine in 750 ml bottles: Brut, $75 per bottle; Brut Rose, $75; Blanc de Blancs, $85. This brand’s mission is to be the highest quality producer of Sparkling Wines in Oregon.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells the following type of wine in 750 ml bottles: Semi-Sparkling Muscat, $22 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $55 per bottle; Merlot, $48 per bottle; Cabernet Sauvignon, $55 per bottle; Grenache, $55 per bottle; Cabernet Franc, $55 per bottle; Tempranillo, $55 per bottle; Malbec, $55 per bottle; The Griffin (a Bordeaux style blend), $65 per bottle; and Viognier, $35 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $75 per bottle and Chardonnay, $75 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $65 per bottle; Merlot, $65 per bottle; and Cabernet Sauvignon, $70 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $75 per bottle; Graviére Syrah, $65 per bottle; Voyageur Syrah, $50 per bottle; Bourgeois Grenache, $50 per bottle; and Voltigeur Viognier, $40 per bottle and Lisette Rose, $30 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to, WILLAMETTE VALLEY VINEYARDS, DOMAINE WILLAMETTE, OREGON’S LANDMARK WINERY, GRIFFIN CREEK, GRIFFIN, ELTON, WILLAMETTE, WVV, SIP. SAVE, WHOLE CLUSTER, GIVE YOUR WHOLE HEART WITH WILLAMETTE WHOLE CLUSTER, OREGON BLOSSOM, NOG, OREGON NOG, INGRAM ESTATE, IT’S WILLAMETTE, DAMMIT, FULLER, TUALATIN, TUALATIN ESTATE, MAISON BLEUE WINERY, MÉTIS, O’BRIEN, EAGLE’S CLUTCH, WILLAMETTE WINEWORKS, JORY CLAIM, COTE DU BLEUE, PÈRE AMI, KAYAK, DAEDALUS and NATOMA marks. Additionally, the Company has allowed use on PAMBRUN and PIERRE PAMBRUN and PINOT BLACK.

Market overview – The United States wine industry has seen a rapid increase in wineries established nationwide. The United States wine industry added 400 new wineries in 2022, a 3% increase from 2021, according to Wine Analytics Report. From 2009 to 2021, U.S. wineries grew from 6,357 to 11,053, according to Statista, and consequently can be considered one of the fastest-growing segments in agriculture. The total retail value of wine sales has increased from $26.3 billion in 2000 to $78.4 billion in 2021, according to Statista. According to the report, the U.S. value of direct-to-consumer wine shipments grew by 13.4 percent during 2021. Total wine consumption in the United States has also grown 46 percent since 2005. Additionally, 1.1 Billion gallons of wine were consumed in 2021, an increase of 413 million from 2005 (Statista). Wine consumption has been increasing in the United States, as since 2005, the average annual consumption per U.S. resident has increased by 33 percent to a high of 3.18 gallons in 2021.

According to Statista revenue in the U.S. wine market is worth $56.65 billion as of 2023, up 7.5% from the prior year, and is expected to grow annually by 5.85% through 2027. Wine Grand View Research in their report believes millennials and younger generations drive this increase as wine consumption has become a sign of social status. In addition, Wine Grand View Research believe innovations in flavors, color, and packaging have also contributed to the growth.

According to Wine Intelligence Ltd., the total wine-drinking population in the U.S. increased to a record high of 118 million in 2019, an increase of 8 million people drinking wine at least once a year compared with 2015. However, according to this same report the number of consumers drinking wine at least once a month declined by 11 million over that same time. Wine Intelligence reports in that this trend is driven by 21-34 year old’s who are moderating consumption and switching to other beverages. Yet, Wine Intelligence found that Millennials who remain regular wine drinkers, say they are “more highly involved, adventurous and higher spending wine drinkers than more mature consumers.” According to the Wine Market Council of U.S. wine consumers in 2022, 54% were female and 42% male, with 34% drinking wine more than once a week. Further, domestic wine accounted for 66.9% of U.S. sales in 2019, according to a Wines & Vines Analytics. Within the total wine market, the five most popular wines in 2022 were cabernet sauvignon, chardonnay, red blends, pinot gris, and pinot noir, according to Nielsen.

In 2021, off-premise sales accounted for roughly 80% of the U.S. market, with an average bottle price of $12.05, according to Grand View Research and Statista. In addition, a Sovos ShipCompliant and Wines Vines Analytics report from 2022 shows direct-to-consumer wine shipments remained consistent with 2021 at 12% of the total off-premise wine market in the U.S. However, according to this report the average price per bottle within these shipments increased by 9.7% in 2022 versus the prior year, up to $45.16. Pinot Noir was the second most-shipped varietal during the year.

In summary, we believe the wine industry is on a solid trajectory and continues to grow. Overall, we believe the industry is expected to stabilize in 2023 at the current levels. However, of concern, consumption growth is mainly amongst those over 60 years old, with the most significant growth area among 70-80-year-olds. Consequently, we believe future positive sales and growth will depend on the industry targeting younger consumers. According to the State of the Wine Industry 2023 by Rob McMillan, younger wine consumers are not limited by cost; instead, they seek something enticing to draw them in to learn more about wine, including but not limited to health, sustainability, social values, and transparent labeling,

The Company’s Board of Directors and Management believe the winery’s focus on integrity in winemaking, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (UOIPRE) in 2021, the most recent year such data is available, the overall number of wineries increased from 995 to 1,058 with the biggest increases coming from the Willamette Valley, which added 45. Planted acres of wine grape vineyards increased by 2,368 acres from 39,531 to 41,899, an increase of 6%, 39,083 acres of which were harvested. Oregon wine grapes produced a 2021 crop with a total value of $271 million, an increase of 72% from 2020 primarily due to a more normal fruit set compared to the preceding 2020 harvest according to UOIPRE. Pinot Noir leads all varieties accounting for 60% of planted acreage and 61% of production. According to UOIPRE, Oregon case sales in 2021 were 5.3 million, which was a 13% increase from 2020. UOIPRE reported case sales in dollars for 2021 were approximately $844 million, a 21% increase from 2020.

Because of climate, soil and other growing conditions, we believe the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

Oregon does have certain disadvantages as a wine-producing region. Oregon’s wines are lesser known to consumers worldwide and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon’s competitors certain financial, marketing, distribution, and unit cost advantages.

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

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report, the Company believes that long-term prospects for growth in the Oregon wine industry are excellent. The Company believes that over the next several years the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s Estate, Elton, Domaine Willamette, Pambrun, Maison Bleue and Griffin Creek brands.

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

Based upon several highly regarded surveys of the U.S. wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super premium and ultra-premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition; and (iv) develop strong marketing advantages (such as a highly visible winery locations, successful support of distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped the Estate Winery into a 12,784 square foot winery that includes a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium cork-finished-wine through a combination of direct sales at the Company’s wineries, tasting room and restaurant locations in Oregon, Washington and California and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project including developing a brand and winery in the Walla Walla AVA under the names Pambrun, Maison Bleue and Metis. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In 2020, the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and began selling wine under the brand name Natoma. In 2022, the Company has opened a sparkling wine facility and tasting room called Domaine Willamette, at Bernau Estate that features the Company’s sparkling wines, as well as its other reserve wines, and its biodynamic farming practices.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 801 acres are currently planted as vineyards or is suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 72% of the grapes needed to meet the winery’s current production capacity, of 654,000 gallons (275,000 cases), at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	Harvest 2022	Harvest 2021
Owned Vineyards
WVV Estate	107	69	-	-	38	206	242
Tualatin Estate Vineyard	107	61	-	-	46	279	184
Ingram Vineyard	86	63	-	-	23	364	172
Pambrun Vineyard	87	20	-	30	37	49	28
Loeza Vineyard	62	20	15	23	4	104	43
Louisa Vineyard	53	-	-	25	28	-	-
Maison Bleue Vineyard	37	15	-	19	3	45	30
Bernau Estate	20	13	-	-	7	33	35
Dayton Vineyard	40	-	-	34	6	-	-
Lafayette Vineyard	36	-	-	36	-	-	-
Jory Claim Vineyard	69	-	20	45	4	-	-
Sub-Total	704	261	35	212	196	1,080	734

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	461	270
Meadowview Vineyard	49	49	-	-	-	307	189
Elton Vineyard	59	54	-	2	3	198	163
Ingram Vineyard	110	93	-	17	-	463	194
Bernau Estate	17	7	2	-	8	-	-
Sub-Total	314	272	2	19	21	1,429	816

Contracted Vineyards*
Various	327	327	-	-	-	1,307	1,522

Total	1,345	860	37	231	217	3,816	3,072

*	Contracted acreage is estimated

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

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 13 acres of producing Pinot Noir. Additionally, the Company added 3 acres through a lot line adjustment to add to the parcel. The Company leases 17 adjoining acres.

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

In 2022, crop yields were above the 7-year average and the Company’s producing acres in the Estate Vineyard and Tualatin Estate yielded approximately 206 tons and 279 tons of grapes, respectively.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2022, the Company purchased an additional 1,307 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

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

In the Willamette Valley, permanent vineyard irrigation generally is not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the WVV Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year-round spring that feeds an irrigation pond. The Company also has water rights at the Pambrun Vineyard and Maison Bleue Vineyards.

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

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2022, the Winery produced approximately 186,792 cases (444,107 gallons) primarily from its 2020 and 2021 harvest.

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

In addition to the production capacity discussed above, the Tualatin Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The capacity at the Tualatin Winery is available to the Company to meet any anticipated future production needs. The Company also stores and ages product at the Domaine Willamette Winery location in Dundee, Oregon.

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $5,062,654 at December 31, 2022. The two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032.

Wine production – The Company operates on the principle that winemaking is a natural but highly technical process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern laboratory equipment and computers to monitor the progress of each wine through all stages of the winemaking process.

The Company’s recent annual grape harvest and wine production is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced
2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357
2021	1,550	1,522	3,072	6,643	2021	206,954
2022	2,509	1,307	3,816	22,000	2022	186,792

Cases produced per ton harvested often vary between years mainly due to the timing of when the cases are produced.

Sales and Distribution

Marketing strategy – The Company markets and sells its wines through a combination of direct sales at the retail locations, directly through mailing lists, and through distributors and wine brokers. As the Company has increased production volumes and achieved greater brand recognition, sales to out of state markets have increased, both in terms of absolute dollars and as a percentage of total Company sales.

The Company uses a variety of marketing channels to generate interest in its wines. The Company has a highly functional website and maintains social media sites. The Company controls a database of customers for email and direct promotions. The Company continues to submit its wines to competitions and state, regional and national media for editorials and ratings.

Direct sales – The Estate Winery is located on a visible hill adjacent to Oregon’s major north-south freeway (Interstate 5), approximately 2 miles south of the state’s second-largest metropolitan area (Salem), and 50 miles in either direction from the state’s first and third-largest metropolitan areas (Portland and Eugene). We believe the unique location along Interstate 5 has resulted in a greater amount of wines sold at the Estate Winery as compared to the Oregon industry standard. Direct sales from the Winery are a vital sales channel and an effective means of product promotion. The Estate Winery’s Tasting Room is open daily and offers wine tasting and education by trained personnel. The Company offers by-appointment private tours offering a behind-the-scenes look at the production process of the wines. The Company has one of the largest wine club memberships in Oregon.

In September 2022, the Company opened a new sparkling winery, Domaine Willamette, located adjacent to Highway 99 in Dundee, Oregon (the “Domaine Willamette Winery, approximately 30 miles southwest of the state’s largest metropolitan area (Portland) and 25 miles northwest of the state’s second-largest metropolitan area (Salem). We believe the location of the Domaine Willamette Winery along Highway 99 in Dundee provides an ideal location for direct wine sales and wine tourism. Domaine Willamette Winery’s Tasting Room is open daily for wine tasting, restaurant service and education by trained personnel. It features méthode traditionelle sparkling wines and a wine club. The Company offers by-appointment private tours giving a behind-the-scenes look at sparkling wine production. Domaine Willamette Winery’s biodynamic garden is another attraction for visitors.

In 2014, the Company launched daily food pairings to accompany its wines. Led by the Winery Chef, the menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” community-style wine dinners hosted regularly throughout each month. In 2019, the Company added a new experience offered throughout the week called Pairings Exploration that features four wines paired with four small bites to educate guests on food and wine pairing. In December 2021, the Company debuted a Pinot Noir Clonal Blending experience giving guests the ability to be a winemaker for a day by crafting their own custom blends from barrel.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email. The Company sells its wine through its own e-commerce website and direct ships where permissible.

The Company also operates seven additional tasting rooms at the following locations: (i) historic downtown McMinnville, Oregon; (ii) at its Tualatin Vineyard, Oregon; (iii) Lake Oswego, Oregon; (iv) Happy Valley, Oregon; (v) downtown Walla Walla, Washington; (vi) Vancouver, Washington and (vii) Folsom, California.

The Company holds various festivals and events at its locations throughout the year. Numerous private events, charitable and political events are also held at Company locations.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices rather than to distributors at free-on-board or “FOB” prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2022 and 2021, direct sales contributed approximately 46.4% and 41.8% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are 3 non-domestic (export) customers. For 2022 and 2021, sales to distributors and wine brokers contributed approximately 53.6% and 58.2% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region has approximately 74% of the state’s wineries and vineyards, is home to approximately 781 wineries and was selected by Wine Enthusiast Magazine as its 2016 Wine Region of the Year. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a two-hour drive.

The Company believes the location of the Estate Winery next to Interstate 5, and Domaine Willamette Winery next to Highway 99W, significantly increases direct sales opportunities to consumers. The Company believes these locations provide high visibility for the Company to passing motorists, thus enhancing recognition of the Company’s products in retail outlets and restaurants. These wineries are also each approximately a 45-minute drive from Portland.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2022, sales to one distributor represented approximately 17.5% of total Company revenue. In 2021, sales to one distributor represented approximately 18.1% of total Company revenue.

Competition

The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California, and Washington, which, like the Company, produce premium, super premium, and ultra-premium wines. Wine production in the United States is dominated by large California wineries that have significantly greater financial, production, distribution, and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. Several Oregon wineries, however, are older and better established and have greater label recognition than that of the Company.

The Company believes that the principal competitive factors in the premium, super premium, and ultra-premium segment of the wine industry are product quality, price, label recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company has primarily received “Excellent” to “Recommended” reviews in tastings of its wines and believes its prices are competitive with other Oregon wineries. Larger scale production is necessary to satisfy retailers’ and restaurants’ demand and the Company believes that additional production capacity will be needed to meet estimated future demand. Furthermore, the Company believes that its estimated aggregate production capacity of 720,000 gallons (303,000 cases) per year at its Estate and Tualatin locations give it significant competitive advantages over most Oregon wineries in areas such as marketing, distribution arrangements, grape purchasing, and access to financing. The current production level of most Oregon wineries is generally much smaller than the estimated production capacity level of the Company’s Wineries. With respect to label recognition, the Company believes that its unique structure as a publicly owned company will give it a significant advantage in gaining market share in Oregon, as well as penetrating other wine markets.

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the Oregon Liquor Control Commission. The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company’s wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of a winery for shipment to customers or for sale in its tasting room.

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

Employees

As of December 31, 2022, the Company had approximately 169 full-time employees and 193 part-time, or on call employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, including Grapevine Red Blotch Disease (GRBV), drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested with phylloxera. In particular, Tualatin Estate Vineyards have phylloxera. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Additionally, any future government restrictions created in connection with government attempts to combat phylloxera, GRBV or other pests or viruses may increase vineyard costs and/or reduce production.

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

As weather patterns evolve, the Company’s vineyards, and contracted vineyards, have become susceptible to potential smoke damage as a result of wildfires within the region. In extreme events, smoke can produce effects on grapes that make them unusable in the production of wine. The Company cannot predict smoke events, or their potential impact were they to occur.

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

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President and Chief Executive Officer, John Ferry, our Chief Financial Officer and Joe Padilla, our Chief Operating Officer could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

The Company’s ability to operate requires adequate funding

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under its line of credit facility or capital raises will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and shareholder value.

As of December 31, 2022, the Company’s outstanding long-term debt was approximately $7.1 million and $0.2 million under its short term line of credit. Additionally, the Company had notes payable to private parties of approximately $1.2 million as of December 31, 2022.

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

The Company faces significant competition which could adversely affect profitability

The wine industry is intensely competitive and highly fragmented. The Company’s wines compete in several premium wine market segments with many other premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa, New Zealand and Australia. The Company’s wines also compete with popular priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by the Company’s independent distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on the Company’s selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of the Company’s competitors have greater financial, technical, marketing, and public relations resources than the Company does. In particular, wine production in the United States is dominated by large California wineries that have significantly greater resources than the Company. Additionally, greater worldwide label recognition and larger production levels give many of the Company’s competitors certain unit cost advantages. Company sales may be harmed to the extent it is not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

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

The Company competes for shelf space in retail stores and for marketing focus by its independent distributors, most of whom carry extensive product portfolios

Nationwide, the Company sells its products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels, and private clubs across the United States and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of the Company’s net revenue in the future. A change in the relationship with any of the Company’s significant distributors could harm the Company’s business and reduce Company sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of the Company’s major distributors or the Company’s inability to collect accounts receivable from its major distributors could harm the Company’s business. There can be no assurance that the distributors and retailers the Company uses will continue to purchase the Company’s products or provide Company products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

Increased regulation and/or taxation could adversely affect the Company

The wine industry is subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and various foreign agencies, state liquor authorities, such as the Oregon Liquor Control Commission (“OLCC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade, and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions, and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could negatively affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. Additionally, many states have revised, or are revising, statutes that broaden the definition of nexus to increase tax revenue from out of state businesses.

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

As the Company’s sales revenues are dependent in part upon the purchases made by and continued goodwill with its holders of Preferred Stock, any failure to pay dividends timely could adversely effect the Company’s sales. Additionally, as the Company focuses its issuance of Preferred Stock to wine enthusiasts likely to purchase the Company’s wines, any failure by the Management to successfully target its stock sales could diminish the opportunity to maximize earnings and offset the administrative, regulatory, and legal costs of this form of capital formation through Preferred Stockholder wine purchases.

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

We use information technologies to manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers, and suppliers as well as for administrative functions and many of such technology systems are independent on one another for their functionality. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products is highly dependent on our technology systems. Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting, and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyber-attacks or other external or internal methods could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 1,018 acres of land, of which 704 acres is owned and 314 acres leased. Of the 1,018 acres of land owned or leased, 533 acres are productive vineyards, 268 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 217 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2022, the Winery produced approximately 186,792 cases (444,107 gallons) from its 2020 and 2021 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging, and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company’s hospitality Center located as the Company’s Estate Winery (the “Hospitality Center”) is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel, and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

The Company owned sparkling winery, Domaine Willamette, is located adjacent to Highway 99 in Dundee, Oregon, at Bernau Estate. At Bernau Estate there is also a tasting room and restaurant, retail bottle shop and residence in addition to the winery.

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

Holders

As of March 28, 2023, the Company had approximately 2,115 common stock shareholders of record. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends on Common Stock in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking, and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2022.

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

While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies are those most critical to the judgements and estimates used in the preparation of our financial statements.

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

Revenue – The Company’s principal sources of revenue are derived from direct sales and sales through distributors of wine. Distributor sales are recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with wholesalers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day, or longer terms for some international wholesalers. Direct sales through the Company’s tasting rooms are recognized at the point of sales. Sales through the internet and wine club sales are recognized when the product has shipped to the customer.

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

Inventory – The Company values inventories at the lower of actual cost to produce the inventory or net realizable value. The Company regularly reviews inventory quantities on hand and adjusts its production requirements for the next twelve months based on estimated forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if the Company’s inventory cost is determined to be greater than the net realizable value of the inventory upon sale, the Company would be required to recognize such excess costs in its cost of goods sold at the time of such determination. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the ultimate selling price and cases sold and, therefore, the carrying value of the Company’s inventory and its reported operating results.

Additionally, the Company regularly evaluates inventory for obsolescence and marketability and if it determines that the inventory is obsolete, or no longer suitable for use or marketable, the cost of that inventory is recognized in cost of sales at the time of such determination.

Vineyard Development – The Company capitalizes internal vineyard development costs prior to the vineyard land becoming fully productive. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs as annual crop costs is done on a straight-line basis for the estimated economic useful life of the vineyard, which is estimated to be 30 years. The Company regularly evaluates the recoverability of capitalized costs. Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing, and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through use of the Hospitality Center, opening new tasting rooms and growth in wine club membership. The Company had 10,001 wine club memberships for the year ended December 31, 2022, a net increase of 1,376 when compared to 2021. Additionally, the Company’s preferred stock sales since August 2015 have resulted in approximately 11,778 preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 17,667 potential customers of the Company. The Company also has approximately 2,115 common shareholders which we believe represent an estimated 3,171 potential customers when considering joint ownership. Additionally, the Company has made a significant investment in developing alternative wine brands, products, direct sales methods, and venues.

Periodically, the Company will sell grapes or bulk wine, which primarily consists of inventory that does not meet Company standards or is in excess to production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 187,371 and 203,817 cases of produced wine during the years ended December 31, 2022 and 2021, respectively, a decrease of 16,447 cases, or 8.1% in the current year over the prior year. The decrease in case sales was primarily the result of reduced shipments to distributors in 2022 when compared to 2021.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2022, wine inventory included 92,779 cases of bottled wine and 688,154 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 186,792 cases during the year ended December 31, 2022.

Results of Operations

2022 compared to 2021

Net income (loss) was $(646,492) and $2,445,463, for the years ended December 31, 2022 and 2021, respectively, a decrease of $3,091,955, or 126.4%, for the year ended December 31, 2022 over the prior year period. The primary reason for this decrease was higher net sales revenues being more than offset by higher cost of sales and operating expenses for the year ended December 31, 2022, compared to the previous year.

Net income (loss) applicable to common shareholders was $(2,512,943) and $1,001,180, for the years ended December 31, 2022 and 2021, respectively, a decrease of $3,514,123, or 351.0%, for the year ended December 31, 2022 over the prior year period. This decrease was primarily driven by lower net income and higher preferred stock dividends.

The Company had net sales revenues of $33,934,081 and $31,786,864 for the years December 31, 2022 and 2021, respectively, an increase of $2,147,217, or 6.8%, for the year ended December 31, 2022 over the prior year period primarily as a result of an increase in revenue from direct sales of $2,459,483, or 18.5% in 2022 compared to 2021, which more than offset a decrease in revenue from sales to distributors of $312,266 or 1.7% in 2022 compared to 2021.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2022, revenues from retail sales increased 18.6%, revenues from in-state sales increased 2.8%, and revenues from out-of-state sales decreased 4.3%, compared to 2021.

Direct sales included $97,652 and $103,471 of bulk wine and grape sales in the years ended December 31, 2022 and 2021, respectively, and represented approximately 46.4% and 41.8% of the Company’s total revenue for 2022 and 2021, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021
Retail sales	$15,786,241	$13,306,156
In-state sales	5,987,410	5,824,130
Out-of-state sales	12,374,881	12,937,605
Bulk wine/miscellaneous sales	97,652	103,471

Total revenue	34,246,184	32,171,362

Less excise taxes	(312,103)	(384,498)

Sales, net	$33,934,081	$31,786,864

Retail sales revenues for the years ended December 31, 2022 and 2021 were $15,786,241 and $13,306,156 respectively, an increase of $2,480,085, or 18.6%, for the year ended December 31, 2022 over the prior year period. The increase in retail sales revenues in 2022 compared to 2021 was mostly a result of increased revenues from the opening of four new retail locations during 2022.

Bulk Wine/miscellaneous sales revenues for the years ended December 31, 2022 and 2021 were $97,652 and $103,471, respectively, a decrease of $5,819, or 5.6%, for the year ended December 31, 2022, over the prior year period.

In-state sales revenues for the years ended December 31, 2022 and 2021 were $5,987,410 and $5,824,130, respectively, an increase of $163,280, or 2.8%, for the year ended December 31, 2022 over the prior year period.

Out-of-state sales revenues for the years ended December 31, 2022 and 2021 were $12,374,881 and $12,937,605, respectively, a decrease of $562,724, or 4.3%. Management believes this decrease is related to reduced availability of product at the beginning of 2022.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise related taxes for the years ended December 31, 2022 and 2021 were $312,103 and $384,498, a decrease of $72,395, for the year ended December 31, 2022 over the prior year period. This decrease was due primarily to the timing of removals in 2022.

Cost of Sales was $15,119,985 and $13,121,191 for the years ended December 31, 2022 and 2021, respectively, an increase of $1,998,794, or 15.2%, for the year ended December 31, 2022, over the prior year period. This change was primarily the result of an increase in fruit and packaging costs in 2022 and the mix of vintages sold between the two periods.

Gross profit was $18,814,096 and $18,665,673 for the years ended December 31, 2022 and 2021, respectively, an increase of $148,423, or 0.8%, for the year ended December 31, 2022 over the prior year period. This increase was generally driven by an increase in sales revenues partially offset by a higher cost of sales.

The gross margin percentage was 55.4% and 58.7% for the years ended December 31, 2022 and 2021, respectively, a decrease of 3.3 percentage points, for the year ended December 31, 2022 over the prior year period. This decrease in the gross profit percentage was primarily the result of an overall decrease in per case margins mostly due to the release of wines in 2022 from vintages produced with higher product costs for item such as packaging and vineyard labor.

Selling, general and administrative expenses were $19,360,514 and $14,975,654 for the years ended December 31, 2022 and 2021, respectively, an increase of $4,384,860, or 29.3%, for the year ended December 31, 2022 over the prior year period. This increase was primarily as a result of more sales coming from tasting rooms which have higher selling costs and from costs related to the opening and development of four new tasting room and restaurant locations.

Income (loss) from operations was $(546,418) and $3,690,019 for the years ended December 31, 2022 and 2021, respectively, a decrease of $4,236,437, or 114.8%, for the year ended December 31, 2022 compared to the prior year period. The decrease was primary the result of the $1,821,106 contribution loss related to the opening of four new locations and the higher cost of sales in 2022.

Interest income was $5,496 and $12,412 for the years ended December 31, 2022 and 2021, respectively, a decrease of $6,916. Interest expense was $367,745 and $391,272 for the years ended December 31, 2022 and 2021, respectively, a decrease of $23,527, or 6.0%, for the year ended December 31, 2022 over the prior year period. The decrease in interest expense was mainly due to the decrease in average loan balances in 2022 compared to the previous year.

Other income, net, was $142,529 and $155,183 for the years ended December 31, 2022 and 2021, respectively, a decrease of $12,654, or 8.2%, for the year ended December 31, 2022 over the prior year period.

Provision for income tax expense (benefit) was $(119,646) and $1,020,879 for the years ended December 31, 2022 and 2021, respectively, a decrease of $1,140,525, or 111.7%, for the year ended December 31, 2022 over the prior year period. This decrease in income tax expense in 2022 compared to 2021 was primarily the result of lower income from operations in 2022, and higher tax depreciation deductions related to the higher capital spend.

Income (loss) per common share after preferred dividends was $(0.51) and $0.20 for the years ended December 31, 2022 and 2021, respectively, a decrease of $0.71, or 351.0%, for the year ended December 31, 2022 over the prior year period. The primary reason for this decrease was a decrease in net income in 2022 compared to 2021.

The Company had cash balances of $338,676 at December 31, 2022, and $13,747,285 at December 31, 2021. The Company had an outstanding line of credit balance of $166,617 at December 31, 2022, and zero outstanding balance at December 31, 2021.

EBITDA

In 2022, the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased 67.0% to $1,912,012 from $5,797,295 in 2021, primarily as a result of a decrease in net income.

EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs. EBITDA is not a measure of financial performance under the accounting principles generally accepted in the United States of America, referred to as “GAAP”, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity. We use EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation and amortization expense are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities.

EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our GAAP results as reported. Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our financial statements included herein.

The following table provides a reconciliation of net income (loss) (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2022	2021
Net Income (loss)	$(646,492)	$2,445,463
Depreciation and amortization expense	2,315,901	1,952,093
Interest expense	367,745	391,272
Interest income	(5,496)	(12,412)
Income tax expense (benefit)	(119,646)	1,020,879
EBITDA	$1,912,012	$5,797,295

Sales

Wine case sales for the years ended December 31, 2022 and 2021 and ending inventory amounts for the year ended December 31, 2022, are shown in the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2022	2021	December 31, 2022
Pinot Noir/Estate	16,079	17,414	13,147
Pinot Noir/Barrel Select	19,789	13,928	91
Pinot Noir/Founders Reserve	4,519	3,895	3,686
Pinot Noir/Special Designates	14,083	10,384	11,754
Pinot Noir/Whole Cluster	50,674	59,683	17,903
Pinot Gris	33,568	32,991	2,362
Riesling	19,298	22,843	9,833
Chardonnay	5,010	5,831	6,077
Other	24,351	36,848	27,926

Total	187,371	203,817	92,779

Approximately 56% of the Company’s case sales during 2022 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 18% and 10% of case sales each, respectively. The Company sold approximately 187,371 and 203,817 cases of Company-produced wine during the years ended December 31, 2022 and 2021, respectively. This represents a decrease of approximately 16,447 cases, or 8.1% in 2022 compared to 2021. The decrease in case sales in 2022 compared to 2021 was primarily the result of a decrease in shipments through distributors, partially offset by an increase in direct to consumer cases.

The Company has three primary sales channels: direct-to-consumer sales, in-state sales to distributors, and out-of-state sales to distributors. These three sales channels represent 46.4%, 17.5% and 36.1%, of total revenue for the year ended December 31, 2022, respectively. This compares to 41.7%, 18.1% and 40.2% of total revenue for the year ended December 31, 2021, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had 92,779 cases of bottled wine on-hand at the end of 2022. Management believes sufficient bulk wine inventory is on-hand to bottle 289,438 cases of wine in 2022 and that sufficient stock is on hand to meet current demand levels until the 2022 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2022, 186,792 cases were produced. We have the capacity to store and process about 275,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery, as well as temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2022, the Company did not choose to utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2022 and 2021 vintages, the Company grew approximately 66% and 50% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2022 and 2021, 8% and 30% of grapes harvested were purchased under short-term contracts, and 26% and 19% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $1,868,742 and $1,166,116 worth of grapes from long-term contracts during the years ended December 31, 2022 and 2021, respectively. The Company received $639,677 and $1,762,282 worth of grapes from short-term contracts during the years ended December 31, 2022 and 2021, respectively. Total grapes payable was $1,208,673 and $1,388,601 as of December 31, 2022 and 2021, respectively. Grapes payable includes $934,371 and $538,677 of grapes payable from long-term contracts as of December 31, 2022 and 2021, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 37 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 231 acres of land that is suitable for future vineyard development. The Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2022 including the accolades below.

Wine Enthusiast rated the Company’s 2019 Tualatin Estate Chardonnay with 91 points, 2019 Tualatin Estate Pinot Noir with 90 points, 2017 Bernau Estate Brut with 92 points & Editors’ Choice and 2017 Bernau Estate Blanc de Blancs with 91 points.

Vinous rated the Company’s 2019 Estate Pinot Noir with 90 points, 2019 Tualatin Estate Pinot Noir with 90 points, 2018 Elton Pinot Noir with 91 points, 2018 Bernau Block Pinot Noir with 93 points, 2018 Tualatin Estate Pinot Noir with 92 points and 2018 Hannah Pinot Noir with 92 points. Vinous also reviewed the Company’s Pambrun wines and scored the 2018 Pambrun Cabernet Sauvignon with 92 points, 2018 Pambrun Merlot with 92 points and 2018 Pambrun Chrysologue with 92 points. The Company’s Maison Bleue wines received scores of 92 points for the 2019 Voyageur Syrah, 92 points from the 2019 Graveiere Syrah and 92 points for the 2019 Frontiere Syrah.

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

The Sommeliers Choice Awards rated our 2021 Whole Cluster Rosé of Pinot Noir with Gold and 91 points and our 2021 Pinot Gris with 90 points and Gold.

Wine Enthusiast rated the Company’s 2020 Riesling with 90 points & Best Buy, and in the Top 100 Best Buy Wines for 2022.

Global Fine Wine Challenge 2022 rated the company’s 2018 Domaine Willamette Méthode Traditionnelle Brut 96 points & Double Gold Medal.

Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2022, the Company had a working capital balance of $17.9 million and a current ratio of 2.80:1. The Company had cash balances of $338,676, at December 31, 2022.

Total cash used in operating activities for the year ended December 31, 2022 was $2,666,228, which resulted primarily from a net loss in 2022 as well as increased inventory, income tax receivable and accounts receivable, being partially offset by increased depreciation and non-cash lease expense.

Total cash used in investing activities for the year ended December 31, 2022 was $15,479,674, which primarily consisted of cash used on construction activity and vineyard development costs.

Total cash provided from financing activities for the year ended December 31, 2022 was $4,737,293, which primarily consisted of proceeds from the issuance of Preferred Stock and an increase in long term debt with Farm Credit Services, being partially offset by the payment of a preferred stock dividend.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $166,617 at December 31, 2022, at an interest rate of 6.5%, and zero outstanding balance at December 31, 2021. As of December 31, 2022, the Company was out of compliance with a debt covenant. The Company has received a waiver from Umqua Bank waiving this violation until the next measurement date of December 31, 2023.

As of December 31, 2022, the Company had a total long-term debt balance of $7,062,654, including the portion due in the next year, owed to Farm Credit Services, exclusive of debt issuance costs of $119,237. As of December 31, 2021, the Company had a total long-term debt balance of $5,535,096, exclusive of debt issuance costs of $132,483. The debt with Farm Credit Services was used to finance the Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, complete the storage facility, acquire new vineyard land for future development and provide operating capital. The debt in 2022 with Farm Credit Services was used to finance completion of new restaurant and tasting room locations and provide operating capital.

As of December 31, 2022, the Company had an installment note payable of $1,201,038, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

The Company’s contractual obligations as of December 31, 2022 including long-term debt, note payable, grape payables and commitments for future payments under non-cancelable lease arrangements are summarized below:

	Payments Due by Period
		Less than 1	2 – 3	4 – 5	After 5
	Total	Year	Years	Years	Years
Long-term debt	$7,062,654	$496,970	$3,072,769	$1,187,195	$2,305,720
Notes payable	1,201,038	1,201,038	-	-	-
Line of credit	166,617	166,617	-	-	-
Grape payables	1,208,673	1,208,673	-	-	-
Operating leases	12,443,191	1,215,935	2,363,881	2,241,958	6,621,417

Total contractual obligations	$22,082,173	$4,289,233	$5,436,650	$3,429,153	$8,927,137

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or income (loss) during 2022 or 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Portland, Oregon
March 28, 2023

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$338,676	$13,747,285
Accounts receivable, net	4,226,948	3,163,375
Inventories	22,201,499	19,076,750
Prepaid expenses and other current assets	454,085	299,461
Income tax receivable	557,224	138,986
Total current assets	27,778,432	36,425,857

Other assets	13,824	13,824
Vineyard development costs, net	8,448,925	8,088,968
Property and equipment, net	53,547,245	40,596,135
Operating lease right of use assets	8,895,556	6,250,326

TOTAL ASSETS	$98,683,982	$91,375,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,067,886	$2,102,435
Accrued expenses	1,428,380	1,156,823
Investor deposits for preferred stock	147,511	4,134,422
Line of credit	166,617	-
Current portion of note payable	1,201,038	1,295,541
Current portion of long-term debt	496,970	472,420
Current portion of lease liabilities	768,818	443,484
Unearned revenue	1,442,401	938,257
Grapes payable	1,208,673	1,388,601
Total current liabilities	9,928,294	11,931,983

Long-term debt, net of current portion and debt issuance costs	6,446,447	4,930,193
Lease liabilities, net of current portion	8,506,830	5,954,433
Deferred income taxes	3,440,477	3,596,507
Total liabilities	28,322,048	26,413,116

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 9,185,666 shares issued and outstanding, liquidation preference $38,120,514 at December 31, 2022 and 7,523,539 shares issued and outstanding, liquidation preference $31,222,687, at December 31, 2021.	38,869,075	30,956,192
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2022 and December 31, 2021.	8,512,489	8,512,489
Retained earnings	22,980,370	25,493,313
Total shareholders’ equity	70,361,934	64,961,994

LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,683,982	$91,375,110

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2022	2021
SALES, NET	$33,934,081	$31,786,864
COST OF SALES	15,119,985	13,121,191

GROSS PROFIT	18,814,096	18,665,673

OPERATING EXPENSES:
Sales and marketing	13,640,290	9,603,723
General and administrative	5,720,224	5,371,931
Total operating expenses	19,360,514	14,975,654

INCOME (LOSS) FROM OPERATIONS	(546,418)	3,690,019

OTHER INCOME (EXPENSE)
Interest income	5,496	12,412
Interest expense	(367,745)	(391,272)
Other income, net	142,529	155,183

INCOME (LOSS) BEFORE INCOME TAXES	(766,138)	3,466,342

INCOME TAX (EXPENSE) BENEFIT	119,646	(1,020,879)

NET INCOME (LOSS)	(646,492)	2,445,463

Preferred stock dividends	(1,866,451)	(1,444,283)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(2,512,943)	$1,001,180

Earnings (loss) per common share after preferred dividends, basic and diluted	$(0.51)	$0.20

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2020	6,309,508	$25,817,305	4,964,529	$8,512,489	$24,492,133	$58,821,927

Issuance of preferred stock, net	1,214,031	5,099,828	-	-	-	5,099,828

Stock based compensation	-	39,059	-	-	-	39,059

Preferred stock dividends declared	-	-	-	-	(1,444,283)	(1,444,283)

Net income	-	-	-	-	2,445,463	2,445,463

Balance at December 31, 2021	7,523,539	30,956,192	4,964,529	8,512,489	25,493,313	64,961,994

Issuance of preferred stock, net	1,662,127	7,912,883	-	-	-	7,912,883

Preferred stock dividends declared	-	-	-	-	(1,866,451)	(1,866,451)

Net loss	-	-	-	-	(646,492)	(646,492)

Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(646,492)	$2,445,463
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,315,901	1,952,093
Gain on disposition of property & equipment	-	(5,905)
Preferred stock compensation expense	-	39,059
Non-cash lease expense	615,690	423,118
Loan fee amortization	13,246	13,248
Deferred income taxes	(156,030)	345,408
Change in operating assets and liabilities:
Accounts receivable	(1,063,573)	(491,799)
Inventories	(3,124,749)	(1,388,777)
Prepaid expenses and other current assets	(154,624)	(117,195)
Income tax receivable	(418,238)	345,574
Unearned revenue	(573,956)	(419,878)
Lease liabilities	(383,189)	(334,094)
Grapes payable	(179,928)	81,436
Accounts payable	818,157	(136,741)
Accrued expenses	271,557	(178,302)
Net cash from operating activities	(2,666,228)	2,572,708

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment	-	35,510
Additions to vineyard development costs	(670,257)	(288,973)
Additions to property and equipment	(14,809,417)	(10,047,932)
Net cash from investing activities	(15,479,674)	(10,301,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	147,511	4,134,422
Payment on installment note for property purchase	(94,503)	(89,040)
Proceeds from line of credit	166,617	-
Payment on long-term debt	(472,442)	(450,132)
Proceeds from long-term debt	2,000,000	-
Proceeds from issuance of preferred stock	3,778,461	4,589,192
Payment of preferred stock dividend	(788,351)	(708,225)
Net cash from financing activities	4,737,293	7,476,217

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,408,609)	(252,470)

CASH AND CASH EQUIVALENTS, beginning of year	13,747,285	13,999,755

CASH AND CASH EQUIVALENTS, end of year	$338,676	$13,747,285

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$1,291,029	$1,143,735
Reduction in investor deposits for preferred stock	$4,134,422	$510,636
Gift cards given in lieu of cash dividends	$1,078,100	$736,058
Right of use assets obtained in exchange for operating lease liabilities	$3,369,363	$1,729,981

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$368,691	$389,163
Income tax paid	$417,686	$329,898

The accompanying notes are an integral part of the financial statements.

NOTE 1 – SUMMARY OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations – Willamette Valley Vineyards, Inc. (the “Company”) owns and operates vineyards, wineries and tasting rooms, and produces and distributes premium, super premium, and ultra-premium wines, primarily Pinot Noir, Pinot Gris, Chardonnay, Riesling and Sparkling wine.

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

Financial instruments and concentrations of risk – The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, grapes payable, short and long-term debt.

Cash and cash equivalents are maintained at five financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

In 2022, sales to one distributor represented approximately 17.5% of total Company revenue. In 2021, sales to one distributor represented approximately 18.1% of total Company revenue.

At December 31, 2022, two customers accounted for approximately 27% and 14% of accounts receivable. At December 31, 2021, two customers accounted for approximately 11% and 11% of accounts receivable.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $4,226,948 and $3,163,375 as of December 31, 2022 and 2021, inclusive of the allowance for doubtful accounts. The allowance for doubtful accounts is further discussed in Note 2.

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

The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value by variety. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheets, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $2,354,989 and $2,070,009 at December 31, 2022 and 2021, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2022 and 2021, $284,980 and $245,339, respectively, was amortized into inventory costs.

Property and equipment – Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives. Land improvements are depreciated over 15 to 30 years. Winery buildings are depreciated over 30 years. Equipment is depreciated over 3 to 15 years, depending on the classification of the asset. Depreciation is discussed further in Note 4.

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

Review of long-lived assets for impairment – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Long-lived assets consist primarily of property and equipment, vineyard development costs, and operating lease right of use assets. Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2022 and 2021.

Income taxes – Income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach whereby, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company’s assets and liabilities.

The Company had no unrecognized tax benefits as of December 31, 2022 or 2021. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2022 and 2021 were not material.

A valuation allowance is provided when it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company evaluates the potential realization of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization included the Company’s forecast of future taxable income or loss and available tax planning strategies that could be implemented to realize the net deferred tax assets. Certain intangible assets and liabilities will be deductible for tax purposes and may result in deferred tax assets and liabilities as the benefits are recognized in the Company’s tax returns.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon and California. The Company may be subject to examination by the IRS for tax years 2019 through 2022. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2018 through 2022. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

Revenue recognition – The Company recognizes revenue once its performance obligation to the customer is completed, and control of the product or service is transferred to the customer. Revenue reflects the total amount the Company receives, or expects to receive, from the customer and includes shipping costs that are billed and included in the consideration. Excise taxes that are accrued and paid, as a result of a transaction, are accounted for as an offset to sales in the net sales calculation. The Company’s contractual obligations to customers generally have a single point of obligation and are short term in nature.

The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable, and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2022, and December 31, 2021, the Company has recorded deferred revenue in the amount of $335,431 and $255,376, respectively, which is included in unearned revenue on the balance sheet. Gift cards that have been issued but not used are also treated as unearned revenue and were $1,106,970 and $682,881 as of December 31, 2022 and 2021, respectively.

Distributor Sales Segment – Wholesale wine sales are through distributors and the Company recognizes revenue when the product is shipped, and title passes to the distributor. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable, and no collateral is required.

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2022 and 2021, the Company recorded incentive program expenses of $1,333,396 and $1,437,481, respectively, as a reduction in sales on the Statements of Operations. As of December 31, 2022, and 2021, the Company has recorded an incentive program liability in the amount of $111,398 and $67,326, respectively, which is included in accrued expenses on the balance sheets. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Direct Sales Segment – The Company sells wine directly to customers through its tasting rooms, web site and wine club. Additionally, the Company sells merchandise, food, and hospitality related services through its tasting rooms.

Tasting room sales are recognized as revenue at the point of sale and internet sales are recognized at time of shipment. Hospitality sales, that are paid in advance of the event, are accrued as unearned revenue, and are subsequently recognized as revenue in the period of the event. Wine club sales are made under an agreement with the customer, which specifies the quantity and timing of the wine club shipment. Wine club charges are billed to the customer’s credit card, at the time of shipment, and revenue is then recognized.

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

Administrative support, purchasing, receiving and most other fixed overhead costs are expensed as selling, general and administrative expenses without regard to inventory units. Warehouse and winery production and facilities costs are allocated to inventory units on a per gallon basis during the production of wine, prior to bottling the final product. No further costs are allocated to inventory units after bottling.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2022 and 2021, advertising costs incurred were $340,427 and $329,152 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2022 and 2021, these costs, which are included in selling, general and administrative expenses, $87,996 and $71,227, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in net sales. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2022 and 2021, shipping and handling costs incurred were $681,975 and $778,598 respectively.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision, which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2022 and 2021, excise taxes incurred were $312,103 and $384,498 respectively.

Income (loss) per common share after preferred dividends – Income (loss) per share is computed based on the weighted-average number of common shares outstanding each year.

Leases – We determine if an arrangement is a lease at inception. On our balance sheets, our operating leases are included in Operating lease right-of-use (“ROU”) assets, Current portion of lease liabilities and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $10,000 and $10,000 at December 31, 2022 and 2021, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2022	2021
Beginning of year	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

End of year	$10,000	$10,000

NOTE 3 – INVENTORIES

Inventory consists of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Winemaking and packaging materials	$1,162,850	$742,188
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	12,047,579	9,691,140
Finished goods (bottled wine and related products)	8,991,070	8,643,422

Total inventories	$22,201,499	$19,076,750

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Construction in progress	$2,037,128	$14,556,807
Land, improvements and other buildings	14,491,827	12,850,316
Winery buildings and tasting rooms	40,806,365	17,791,684
Equipment	18,805,695	15,960,178

	76,141,015	61,158,985

Accumulated depreciation	(22,593,770)	(20,562,850)

Property and equipment, net	$53,547,245	$40,596,135

Depreciation expense was $2,030,921 and $1,645,471 during the years ended December 31, 2022, and 2021, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $166,617 at December 31, 2022, at an interest rate of 6.5%, and zero outstanding balance at December 31, 2021.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2022, the Company was out of compliance with a debt covenant. The Company has received a waiver from Umqua Bank waiving this violation until the next measurement date of December 31, 2023.

NOTE 6 – NOTES PAYABLE

In February of 2017 the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2022 and 2021, the Company had a balance of $1,201,038 and $1,295,541, respectively, due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Northwest Farm Credit Services Loan #4	$972,941	$1,109,860
Northwest Farm Credit Services Loan #5	4,089,713	4,425,236
Northwest Farm Credit Services Loan	2,000,000	-
	7,062,654	5,535,096
Debt issuance costs	(119,237)	(132,483)
Current portion of long-term debt	(496,970)	(472,420)

	$6,446,447	$4,930,193

The Company has three long term debt agreements with Northwest Farm Credit Services (“FCS”) with an aggregate outstanding balance of $7,062,654 and $5,535,096 as of December 31, 2022 and 2021, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base which was 6.50% at December 31, 2022, with interest due annually and principal at maturity on November 1, 2025.

Future minimum principal payments of long-term debt mature as follows for the years ending December 31:

2023	$496,970
2024	522,798
2025	2,549,971
2026	578,559
2027	608,636
Thereafter	2,305,720

$7,062,654

The weighted-average interest rates on the aforementioned borrowings for the years ended December 31, 2022 and 2021 was 5.57% and 5.12% respectively.

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

The Company is authorized to issue 100,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2022 and November 2021, the Company declared a dividend on its Series A Redeemable Preferred stock and paid the dividend on December 31, 2022 and December 31, 2021 respectively. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2022 and 2021.

No stock compensation expense under this plan was recognized for the years ended December 31, 2022 and 2021. As of December 31, 2022, there was no unrecognized compensation expense related to stock options.

As part of an incentive program, the Company issued no preferred stock during the year ended December 31, 2022 and minimal shares in 2021, resulting in stock compensation expense of zero and $39,059, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2022	2021
Current tax expense:
Federal	$34,120	$459,640
State	2,263	215,831

	36,383	675,471

Deferred tax expense:
Federal	(121,662)	263,911
State	(34,367)	81,497

	(156,029)	345,408

Total	$(119,646)	$1,020,879

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	3.60%	6.49%
Permanent differences	-5.63%	1.26%
Prior year adjustments	-5.34%	-1.54%
Changes in tax rates and other	1.50%	2.24%

	15.13%	29.45%

Permanent differences for the periods consist primarily of changes in non-deductible gifts, meals and entertainment as well as political contributions. Changes in tax rate are described above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	December 31,
	2022	2021
Net Operating Losses	$1,518,394	$-
Various Accruals and Deferred Timing Differences	230,574	36,037
Prepaid expenses	(50,227)	(31,706)
Depreciation	(4,418,327)	(3,289,735)
Inventory	(720,891)	(311,103)
Net deferred tax liability	$(3,440,477)	$(3,596,507)

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense. The Company recognized no uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions as of December 31, 2022 and 2021.

FASB ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that the Company will generate sufficient taxable income in the timeframe required to utilize existing net operating losses and therefore no valuation allowance has been recognized.

As of December 31, 2022, the Company has federal net operating loss carryforward of approximately $5,828,673 that do not expire, state net operating loss carryforwards of approximately $5,118,609 which will start expiring in 2033.

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

Operating Leases – Non-Vineyard – In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. In May 2022 the Company amended the lease to extend the lease to August 2025 with one three year renewal option and defined payments over the term of the lease.

In January 2018, the Company assumed a lease, through December 2022, for its Maison Bleue tasting room in Walla Walla, Washington. In December 2022, the Company entered into a new lease to December 2027 with one five year renewal option, and defined payments over the term of the lease.

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

The following tables provide lease cost and other lease information for the year ended December 31, 2022:

Year Ended
December 31, 2022
Lease Cost
Operating Lease cost - Vineyards	$459,128
Operating Lease cost - Other	690,924
Short-term lease cost	37,746

Total Lease Cost	$1,187,798

Other information
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	450,026
Operating cash flows from operating leases - Other	437,091
Weighted-average remaining lease term - Operating leases in years	11.15
Weighted-average discount rate - Operating leases	5.15%

Right-of-use assets obtained in exchange for new operating lease obligations were $3,369,363 and $1,729,981 for the years ended December 31 2022 and 2021, respectively.

The Company has two additional operating leases that has not yet commenced as of December 31, 2022, and as such, has not been recognized in the Company’s balance sheet. These operating leases are expected to commence in 2023 with lease terms of 5 and 10 years.

As of December 31, 2022, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2023	$1,215,935
2024	1,224,702
2025	1,139,179
2026	1,095,471
2027	1,146,487
Thereafter	6,621,417
Total minimal lease payments	12,443,191
Less present value adjustment	(3,167,543)
Operating lease liabilities	9,275,648
Less current lease liabilities	(768,818)
Lease liabilities, net of current portion	$8,506,830

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company purchased grapes amounting to $2,508,419 and $2,928,398 during the years ended December 31, 2022 and 2021, respectively. The Company had an outstanding balance due on grape purchase agreements of $1,208,673 and $1,388,601 as of December 31, 2022 and 2021, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2022, and 2021 there were $196,198 and $164,188 of contributions made by the Company to the Plan, respectively.

NOTE 14 – SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 (the “2020 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 is not to exceed $20,000,000. The Company subsequently filed with the SEC prospectus supplement on June 10, 2020, pursuant to which the Company sold an aggregate of 1,902,155 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $8,533,086, net of acquisition costs.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the 2020 Form S-3, pursuant to which the Company sold an aggregate of 1,918,939 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $9,008,334 net of acquisition costs.

On July 1, 2022, the Company filed a new shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022 and September 1 2022, the Company filed with the SEC Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765 and up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729, respectively. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. On November 1, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 344,861 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,845,009. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,156,064 have been received under these offerings as of December, 31 2022 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at December 31, 2022 and 2021 was $1,106,970 and $682,881, respectively and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2022 and 2021. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Sales, net	$15,732,142	$13,272,659	$18,201,939	$18,514,205	$-	$-	$33,934,081	$31,786,864
Cost of sales	4,710,457	3,470,963	10,409,528	9,650,228	-	-	15,119,985	13,121,191
Gross margin	11,021,685	9,801,696	7,792,411	8,863,977	-	-	18,814,096	18,665,673
Selling expenses	10,690,806	6,929,882	2,020,713	1,914,207	928,771	759,634	13,640,290	9,603,723
Contribution margin	$330,879	$2,871,814	$5,771,698	$6,949,770
Percent of sales	46.4%	41.8%	53.6%	58.2%
General and administrative expenses					5,720,224	5,371,931	5,720,224	5,371,931
Income (loss) from operations							$(546,418)	$3,690,019

Direct sales include $97,652 and $103,471 of bulk wine and grape sales in the years ended December 31, 2022 and 2021, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 46.4% and 41.8% of total net revenue for 2022 and 2021, respectively.

Net sales through distributors represented approximately 53.6% and 58.2% of total net revenue for 2022 and 2021, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends
James W. Bernau (3)	Chairperson of the Board, CEO	69	I	2023
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	76	II	2024
John Ferry	Chief Financial Officer	57	NA	NA
James L. Ellis (3)	Director	78	III	2025
Sean M. Cary (2)	Director	49	I	2023
Stan G. Turel (1)(2)(3)(4)	Director	74	II	2024
Leslie Copland (1)	Director	69	III	2025
Sarah Rose *	Director	37	II	2024
Cara Pepper Day (1) *	Director	44	III	2025

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

(4)	Member of the Capital Development Committee

*	Joined the Board July 16, 2022

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

Cara Pepper Day – Ms. Pepper Day joined the Board on July 16, 2022. She has spent the last 10 plus years in technology specific to beverage alcohol with GreatVines, Andavi Solutions, and Crafted ERP by Doozy Solutions. From February 2011 to May 2021, Ms. Pepper Day anchored the Sales and Success teams at GreatVines rising to Director of Customer Success. From May 2021 to November 2021 Ms. Pepper Day served as VP of Customer Success at Andavi Solutions. In November of 2021 Ms. Pepper Day joined the team at Crafted ERP by Doozy Solutions. Ms. Pepper Day holds a Bachelor of Arts degree from Linfield University in Mathematics. She was awarded the Willamette Valley Vineyards Bacchus Employee of the Year award in 2006. Ms. Pepper Day’s qualifications to serve on the Board include her breadth of sales, technology and beverage industry understanding and experience.

Sarah Rose – Ms. Rose joined the Board on July 16, 2022. Ms. Rose started her career at WVV as a marketing intern and worked in the tasting room during her time at Willamette University where she received a Bachelor of Arts in Anthropology. Ms. Rose has 15+ years of experience innovating and implementing marketing and event campaigns – including seven years (from 2015 – 2022) for Compass Group at Microsoft, where she was responsible for the customer experience including storytelling, events, and communications for 40,000+ Microsoft employees on the expansive Puget Sound campus. In 2022, Ms. Rose left Microsoft to manage corporate campaigns for a technology start up, Knackshops.com, based in Seattle. Ms. Rose is currently a Content Strategy Manager at the University of Washington. Ms. Rose is also on the board of ILEA (International Live Events Association), Seattle Chapter, as VP of Communications. Ms. Rose’s qualifications to serve on the Board include her marketing, event, and hospitality expertise.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2022, except for one Form 3 that was filed late by Sarah Rose all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2022 and December 31, 2021. No other executive officer of the Company received total compensation in 2022 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total
Bernau, James W.,
President, Chief Executive	2022	$300,222	$-	$-	$-	$-	$-	$91,981	$392,203
President, Chief Executive	2021	$285,474	$233,757	$-	$-	$-	$-	$54,389	$573,620
John Ferry
Chief Financial Officer	2022	$188,749	$-	$-	$-	$23,000	$-	$8,470	$220,219
Chief Financial Officer	2021	$170,677	$-	$-	$-	$21,000	$-	$7,667	$199,344

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988 as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012. Under the amended agreement, Mr. Bernau is paid an annual salary with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2022 bonus is calculated as a percentage of Company net income before taxes; 5% on the first $1.75 million of pre-tax income, and 7.5% on the pre-tax net income over $1.75 million, not to exceed his current year base salary. Additionally, Mr. Bernau participates in the employer sponsored 401(k) plan. Pursuant to the terms of the employment agreement, the Company is to provide Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Winery and Vineyard. The employment agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Ferry Employment Agreement – The Company and Mr. Ferry are parties to an employment agreement dated September 11, 2019. Under the agreement Mr. Ferry is paid an annual salary that is reviewed and subject to adjustment by the Board annually. Mr. Ferry is also eligible to receive an annual performance based incentive payment that is reviewed and subject to adjustment.

Director compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2022:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
James L. Ellis	$2,000	-	-	-	-	$9,400	$11,400
Sean M. Cary	2,300	-	-	-	-	-	2,300
Craig Smith	2,600	-	-	-	-	-	2,600
Stan G. Turel	2,550	-	-	-	-	-	2,550
Leslie Copland	2,350	-	-	-	-	-	2,350
Sarah Rose	750	-	-	-	-	-	750
Cara Pepper Day	750	-	-	-	-	-	750

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the board of directors’ level. The members of the Board received cash compensation for their service on the Board in 2022 and are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 28, 2023, by (i) each person who beneficially owns more than 5% of the Company’s Common Stock, (ii) each Director of the Company, (iii) each of the Company’s named executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of	Beneficial
	Number of		Shares	Ownership	Beneficial
	Shares Outstanding		Beneficially	Denominator	Ownership
	Stock		Owned (1)	4,964,529	Percent
James W. Bernau, President/CEO, Chair of the Board	355,502		7.2%	4,964,529	7.2%

John Ferry, CFO	-		**	4,964,529	0.0%

James L. Ellis, Director	19,865		**	4,964,529	0.4%

Sean M. Cary, Director	5,200		**	4,964,529	0.1%

Stan G. Turel, Director	12,192		**	4,964,529	0.2%

Craig Smith, Director	1,500		**	4,964,529	0.0%

Leslie Copland, Director	-		**	4,964,529	0.0%

Sarah Rose, Director	-		**	4,964,529	0.0%

Cara Pepper Day, Director	2,000		**	4,964,529	0.0%

Christopher Riccardi	385,485	(2)	7.8%	4,964,529	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%	4,964,529	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (9 persons)	396,259		8.0%	4,964,529	8.0%

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated out of a total of 4,964,529 shares of common stock outstanding as of March 28, 2023. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

(3)	Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2022 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2022	2021
Audit fees (1)	$245,500	$241,038
Tax fees (2)	99,195	54,880

	$344,695	$295,918

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and other audit related, 401k plan audit, review of prospectus supplement and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning.

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

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

4.1	Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

4.2	Description of Common Stock (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 [File No. 001-37610])

10.1	Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2	Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3	Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, furnished electronically herewith, and formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements. (Filed herewith)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 28, 2023
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 28, 2023
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 28, 2023
James L. Ellis

/s/ Craig Smith	Director	March 28, 2023
Craig Smith

/s/ Stan G. Turel	Director	March 28, 2023
Stan G. Turel

/s/ Sean M. Cary	Director	March 28, 2023
Sean M. Cary

/s/ Leslie Copland	Director	March 28, 2023
Leslie Copland

/s/ Sarah Rose	Director	March 28, 2023
Sarah Rose

/s/ Cara Pepper Day	Director	March 28, 2023
Cara Pepper Day