Form 10-Q
period 2023-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2023-05-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of common stock outstanding as of May 12, 2023: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$154,340	$338,676
Accounts receivable, net	3,130,092	4,226,948
Inventories	22,569,545	22,201,499
Prepaid expenses and other current assets	595,440	454,085
Income tax receivable	818,732	557,224
Total current assets	27,268,149	27,778,432

Other assets	13,824	13,824
Vineyard development costs, net	8,427,327	8,448,925
Property and equipment, net	53,014,612	53,547,245
Operating lease right of use assets	9,385,346	8,895,556

TOTAL ASSETS	$98,109,258	$98,683,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,493,759	$3,067,886
Accrued expenses	1,326,933	1,428,380
Investor deposits for preferred stock	—	147,511
Bank overdraft	316,339	—
Line of credit	1,178,078	166,617
Current portion of note payable	1,176,519	1,201,038
Current portion of long-term debt	503,304	496,970
Current portion of lease liabilities	824,973	768,818
Unearned revenue	1,381,986	1,442,401
Grapes payable	—	1,208,673
Total current liabilities	8,201,891	9,928,294

Long-term debt, net of current portion and debt issuance costs	7,333,173	6,446,447
Lease liabilities, net of current portion	8,966,352	8,506,830
Deferred income taxes	3,440,477	3,440,477
Total liabilities	27,941,893	28,322,048

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 9,303,988 shares issued and outstanding, liquidation preference $39,123,269, at March 31, 2023 and 9,185,666 shares issued and outstanding, liquidation preference $38,120,514, at December 31, 2022.	39,931,048	38,869,075
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	8,512,489	8,512,489
Retained earnings	21,723,828	22,980,370
Total shareholders' equity	70,167,365	70,361,934

LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,109,258	$98,683,982

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2023	2022

SALES, NET	$8,308,940	$6,242,318
COST OF SALES	3,830,477	2,522,289

GROSS PROFIT	4,478,463	3,720,029

OPERATING EXPENSES
Sales and marketing	3,983,580	2,477,727
General and administrative	1,469,833	1,378,534
Total operating expenses	5,453,413	3,856,261

LOSS FROM OPERATIONS	(974,950)	(136,232)

OTHER INCOME (EXPENSE)
Interest income	—	2,389
Interest expense	(124,422)	(91,446)
Other income	73,586	89,024

LOSS BEFORE INCOME TAXES	(1,025,786)	(136,265)

INCOME TAX BENEFIT	280,963	37,323

NET LOSS	(744,823)	(98,942)

Accrued preferred stock dividends	(511,719)	(466,612)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,256,542)	$(565,554)

Loss per common share after preferred dividends, basic and diluted	$(0.25)	$(0.11)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2023
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934

Issuance of preferred stock, net	118,322	550,254	-	-	-	550,254

Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-

Net loss	-	-	-	-	(744,823)	(744,823)

Balance at March 31, 2023	9,303,988	$39,931,048	4,964,529	$8,512,489	$21,723,828	$70,167,365

	Three-Month Period Ended March 31, 2022
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994

Issuance of preferred stock, net	960,323	4,904,330	-	-	-	4,904,330

Preferred stock dividends accrued	-	466,612	-	-	(466,612)	-

Net loss	-	-	-	-	(98,942)	(98,942)

Balance at March 31, 2022	8,483,862	$36,327,134	4,964,529	$8,512,489	$24,927,759	$69,767,382

The accompanying notes are an integral part of this financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(744,823)	$(98,942)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	767,393	449,721
Non-cash lease expense	205,775	148,837
Loan fee amortization	3,312	3,312
Change in operating assets and liabilities:
Accounts receivable	1,096,856	992,727
Inventories	(368,046)	(1,043,967)
Prepaid expenses and other current assets	(141,355)	(12,625)
Income tax receivable	(261,508)	(37,323)
Unearned revenue	(60,415)	(80,960)
Lease liabilities	(179,888)	(82,779)
Grapes payable	(1,208,673)	(1,388,601)
Accounts payable	(287,113)	602,683
Accrued expenses	(101,447)	(122,387)
Net cash from operating activities	(1,279,932)	(670,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(19,232)	(108,345)
Additions to property and equipment	(1,480,944)	(5,030,471)
Net cash from investing activities	(1,500,176)	(5,138,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(24,519)	(23,101)
Proceeds from bank overdraft	316,339	—
Proceeds from line of credit	1,011,461	—
Payments on long-term debt	(110,252)	(116,814)
Proceeds from long-term debt	1,000,000	—
Proceeds from issuance of preferred stock	402,743	769,908
Net cash from financing activities	2,595,772	629,993

NET CHANGE IN CASH AND CASH EQUIVALENTS	(184,336)	(5,179,127)

CASH AND CASH EQUIVALENTS, beginning of period	338,676	13,747,285

CASH AND CASH EQUIVALENTS, end of period	$154,340	$8,568,158

NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchases of property and equipment and vineyard development costs included in accounts payable	$4,015	$1,680,560
Reduction in investor deposits for preferred stock	$147,511	$4,134,422
Accrued preferred stock dividends	$511,719	$466,612
Right of use assets obtained in exchange for operating lease liabilities	$695,565	$1,600,552

The accompanying notes are an integral part of this financial statement

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2023, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the loss per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2023	2022
Numerator

Net loss	$(744,823)	$(98,942)
Accrued preferred stock dividends	(511,719)	(466,612)

Net loss applicable to common shareholders	$(1,256,542)	$(565,554)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.25)	$(0.11)

Subsequent to the filing of the 2022 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2023	December 31, 2022

Winemaking and packaging materials	$1,652,894	$1,162,850
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	11,569,481	12,047,579
Finished goods (bottled wine and related products)	9,347,170	8,991,070

Total inventories	$22,569,545	$22,201,499

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2023	December 31, 2022

Construction in progress	$2,052,851	$2,037,128
Land, improvements, and other buildings	14,491,827	14,491,827
Winery buildings and hospitality center	40,893,225	40,806,365
Equipment	18,897,043	18,805,695

	76,334,946	76,141,015

Accumulated depreciation	(23,320,334)	(22,593,770)

Property and equipment, net	$53,014,612	$53,547,245

Depreciation expense for the three months ended March 31, 2023 and 2022 was $726,564 and $378,634, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $1,178,078 at March 31, 2023, at an interest rate of 7.25%, and an outstanding balance of $166,617 at December 31, 2022.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2023, the Company had a balance of $1,176,519 due on this note. As of December 31, 2022, the Company had a balance of $1,201,038 due on this note.

Long-Term Debt – The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $7,952,402 and $7,062,654 as of March 31, 2023 and December 31, 2022, respectively. The first loan requires monthly principal and interest payments of $15,557 for the life of the loan, at an annual fixed interest rate of 4.75% with a maturity date of 2028, and outstanding balance of $937,535 and $972,940 as of March 31, 2023 and December, 31, 2022, respectively. The second loan requires monthly principal and interest payments of $46,510 for the life of the loan, at an annual fixed interest rate of 5.21% with a maturity date of 2032, and outstanding balance of $4,002,367 and $4,089,714 as of March 31, 2023 and December, 31, 2022, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base which was 7.00% at March 31, 2023 and 6.50% at December 31,2022, with interest due annually and principal at maturity on November 1, 2025 with an available line of $5,000,000 and outstanding balance of $3,012,500 and $2,000,000 as of March 31, 2023 and December, 31, 2022, respectively.

As of March 31, 2023, the Company had unamortized debt issuance costs of $115,925. As of December 31, 2022, the Company had unamortized debt issuance costs of $119,237.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. The Company will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income Taxes – The Company received $19,456 in income taxes for the three months ended March 31, 2023 and paid no income taxes for the 3 months ended March 31, 2022.

Interest – The Company paid $93,805 and $87,977 for the three months ended March 31, 2023 and 2022, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three month periods ending March 31, 2023 and 2022. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2023	2022	2023	2022	2023	2022	2023	2022

Sales, net	$4,071,649	$2,957,308	$4,237,291	$3,285,010	$—	$—	$8,308,940	$6,242,318
Cost of Sales	1,289,933	748,292	2,540,544	1,773,997	—	—	3,830,477	2,522,289
Gross Profit	2,781,716	2,209,016	1,696,747	1,511,013	—	—	4,478,463	3,720,029
Selling and Marketing Expenses	3,214,501	1,852,044	531,741	478,505	237,338	147,178	3,983,580	2,477,727
Contribution Margin	$(432,785)	$356,972	$1,165,006	$1,032,508
Percent of Sales	49.0%	47.4%	51.0%	52.6%
General and Administration Expenses					1,469,833	1,378,534	1,469,833	1,378,534
Loss from Operations							$(974,950)	$(136,232)

Direct sales include $10,000 in bulk wine sales in the three months ended March 31, 2023 compared to $10,500 bulk wine sales in the three months ended March 31, 2022.

7) SALE OF PREFERRED STOCK

On January 24, 2020, the Company filed a shelf Registration Statement on Form S-3 (the “2020 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the January 2020 Form S-3 was not to exceed $20,000,000. The Company subsequently filed with the SEC prospectus supplement on June 10, 2020, pursuant to which the Company sold an aggregate of 1,902,155 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $8,533,086, net of acquisition costs.

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the 2020 Form S-3, pursuant to which the Company sold an aggregate of 1,918,939 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $9,008,334 net of acquisition costs.

On July 1, 2022, the Company filed a new shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022 and September 1 2022, the Company filed with the SEC Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765 and up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729, respectively. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. On November 1, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 344,861 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,845,009. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of March, 31 2023 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at March 31, 2023 and December 31, 2022 was $967,074 and $1,106,970, respectively and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

In January 2018, the Company assumed a lease, through December 2022, for its Maison Bleue tasting room in Walla Walla, Washington. In January 2023, the Company entered into a new lease to December 2027 with one five year renewal option, and defined payments over the term of the lease.

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to the following years.

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

In January 2023, the Company entered into a lease for 10 years, with three five-year renewal options for a retail wine facility in Bend, Oregon. The lease defines the payments over the term of the lease.

The following tables provide lease cost and other lease information:

Three Months Ended
March 31, 2023

Lease Cost
Operating lease cost - Vineyards	$114,782
Operating lease cost - Other	219,982
Short-term lease cost	3,575
Total lease cost	$338,339

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$113,921
Operating cash flows from operating leases - Other	$194,955
Weighted-average remaining lease term - Operating leases in years	10.81
Weighted-average discount rate - Operating leases	5.36%

Right-of-use assets obtained in exchange for new operating lease obligations were $695,565 and $1,600,552 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2023	$984,539
2024	1,331,274
2025	1,248,775
2026	1,208,161
2027	1,262,347
Thereafter	7,104,070
Total minimal lease payments	13,139,166
Less present value adjustment	(3,347,841)
Operating lease liabilities	9,791,325
Less current lease liabilities	(824,973)
Lease liabilities, net of current portion	$8,966,352

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, and the reduction in consumer demand for premium wines. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such policies were unchanged during the three months ended March 31, 2023.

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

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Metis, Natoma, Pere Ami, Elton, Domaine Willamette and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon and the Domaine Willamette Winery located near Dundee, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and the opening of new locations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 12,000 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 18,000 current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities.

The Company sold 42,387 and 33,639 cases of produced wine during the three months ended March 31, 2023 and 2022, respectively, an increase of 8,748 cases, or 26.0% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of having more locations and more availability of some vintages in the quarter when compared to the prior year period.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2023, wine inventory included 106,487 cases of bottled wine and 523,910 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 56,974 cases during the three months ended March 31, 2023.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

James Suckling rated the Company’s 2021 Estate Pinot Noir 91 points, Dijon Clone Chardonnay 91 points and the 2022 Pinot Gris 90 points.

The San Francisco Chronicle Wine Competition 2023 awarded the Company’s White Pinot Noir with a Gold Medal.

The Great Northwest Wine Competition awarded the Company’s 2017 Brut with a Double Gold Medal.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2023 and 2022 was $8,308,940 and $6,242,318, respectively, an increase of $2,066,622, or 33.1%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $1,114,341 and an increase in revenues from shipments to distributors of $952,281 in the current year three-month period over the same period in the prior year. The increase in direct sales to consumers was primarily the result of more tasting rooms in 2023 compared to 2022 and an increase in wine club sales. The increase in revenue from the distributors was primarily attributed to more inventory being available to ship in the current year three-month period over the same period in the prior year.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 and 2022 was $3,830,477 and $2,522,289, respectively, an increase of $1,308,188, or 51.9%, in the current period over the prior year period. This change was primarily the result of an increase in sales in the first quarter of 2023 compared to the same quarter in 2022 and higher product costs.

Gross Profit

Gross profit for the three months ended March 31, 2023 and 2022 was $4,478,463 and $3,720,029, respectively, an increase of $758,434, or 20.4%, in the first quarter of 2023 over the same quarter in the prior year. This increase was primarily the result of an increase in sales in the first three months of the current year compared to the same period in 2022 being partially offset by an increase in product costs.

Gross profit as a percentage of net sales for the three months ended March 31, 2023 and 2022 was 53.9% and 59.6%, respectively, a decrease of 5.7 percentage points in the current quarter over the same quarter in the prior year. The decrease was primarily the result of the higher product costs of the more recent vintages sold in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 was $5,453,413 and $3,856,261, respectively, an increase of $1,597,152, or 41.4%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $1,505,853, or 60.8% and an increase in general and administrative expenses of $91,299, or 6.6% in the current quarter compared to the same quarter last year. Selling expenses increased in 2023 compared to 2022 primarily as a result of the higher selling expenses related to the increase in direct sales and having more tasting room locations. General and administrative expenses increased in the first quarter of 2023 compared to the same quarter of 2022 primarily as a result of higher property taxes and labor cost increases.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was $124,422 and $91,446, respectively, an increase of $32,976 or 36.1%, in the first quarter of 2023 over the same quarter in the prior year. The increase in interest expense for the first quarter was primarily the result of higher debt and higher interest rates compared to the first quarter of 2022.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2023 and 2022 was $280,963 and $37,323, respectively, an increase of $243,640 or 652.8%, in the first quarter of 2023 over the same quarter in the prior year, primarily as a result of a higher pre-tax loss in the first quarter of 2023, compared to the same quarter in 2022. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2023 and 2022 was 27.4%.

Net Loss

Net loss for the three months ended March 31, 2023 and 2022 was $744,823 and $98,942, respectively, an increase of $645,881, or 652.8%, in the first quarter of 2023 over the same quarter in the prior year. The increase in net loss for the first quarter of 2023, compared to the comparable period in 2022, was primarily the result of higher selling expenses and higher product costs.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2023 and 2022 was $1,256,542 and $565,554, respectively, an increase of $690,988, or 122.2%, in the first quarter of 2023 over the same quarter in the prior year. The increase in loss applicable to common shareholders in the first quarter of 2023, compared to the same period of 2022, was the result of a higher net loss and a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At March 31, 2023, the Company had a working capital balance of $19.1 million and a current working capital ratio of 3.32:1.

At March 31, 2023, the Company had a cash balance of $154,340. At December 31, 2022, the Company had a cash balance of $338,676. This decrease is primarily the result of the payment of grapes payable and accounts payable being partially offset by a reduction in accounts receivable.

Total cash used for operating activities in the three months ended March 31, 2023 was $1,279,932. Cash used in operating activities for the three months ended March 31, 2023 was primarily associated with reduced grapes payable, accounts payable and increased inventories, being partially offset by decreased accounts receivable.

Total cash used in investing activities in the three months ended March 31, 2023 was $1,500,176. Cash used in investing activities for the three months ended March 31, 2023 primarily consisted of cash used on construction activity and vineyard development costs.

Total cash generated from financing activities in the three months ended March 31, 2023 was $2,595,772. Cash generated from financing activities for the three months ended March 31, 2023 primarily consisted of proceeds from the issuance of Preferred Stock, long and short term debt being partially offset by the repayment of debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $1,178,078 at March 31, 2023, at an interest rate of 7.25%, and an outstanding balance of $166,617 at December 31, 2022.

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

As of March 31, 2023, the Company had a 15-year installment note payable of $1,176,519, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2023, the Company had a total long-term debt balance of $7,952,402, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $115,925. As of December 31, 2022, the Company had a total long-term debt balance of $7,062,654, exclusive of debt issuance costs of $119,237.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc. dated August 9, 2022 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2022, filed on August 11, 2022, File No. 001-37610).

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 12, 2023	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)