Form 10-Q
period 2023-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2023-08-14
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of common stock outstanding as of August 14, 2023: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$553,180	$338,676
Accounts receivable, net	3,217,445	4,226,948
Inventories	22,751,848	22,201,499
Prepaid expenses and other current assets	453,438	454,085
Income tax receivable	777,828	557,224
Total current assets	27,753,739	27,778,432

Other assets	13,824	13,824
Vineyard development costs, net	8,591,954	8,448,925
Property and equipment, net	53,059,803	53,547,245
Operating lease right of use assets	9,580,622	8,895,556

TOTAL ASSETS	$98,999,942	$98,683,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,162,438	$3,067,886
Accrued expenses	1,481,634	1,428,380
Investor deposits for preferred stock	-	147,511
Line of credit	1,505,793	166,617
Current portion of note payable	1,151,633	1,201,038
Current portion of long-term debt	509,720	496,970
Current portion of lease liabilities	844,280	768,818
Unearned revenue	1,262,885	1,442,401
Grapes payable	-	1,208,673
Total current liabilities	8,918,383	9,928,294

Long-term debt, net of current portion and debt issuance costs	7,219,630	6,446,447
Lease liabilities, net of current portion	9,145,634	8,506,830
Deferred income taxes	3,440,477	3,440,477
Total liabilities	28,724,124	28,322,048

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 10,000,000 shares authorized, 9,303,988 shares issued and outstanding, liquidation preference of $39,634,989, at June 30, 2023 and 9,185,666 shares issued and outstanding, liquidation preference $38,120,514, at December 31, 2022.	40,442,768	38,869,075
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	8,512,489	8,512,489
Retained earnings	21,320,561	22,980,370
Total shareholders’ equity	70,275,818	70,361,934

LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,999,942	$98,683,982

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
SALES, NET	$10,726,243	$8,700,861	$19,035,183	$14,943,179
COST OF SALES	4,475,665	3,873,604	8,306,142	6,395,893

GROSS PROFIT	6,250,578	4,827,257	10,729,041	8,547,286

OPERATING EXPENSES
Sales and marketing	4,350,043	3,019,613	8,333,623	5,497,340
General and administrative	1,591,696	1,363,201	3,061,529	2,741,735
Total operating expenses	5,941,739	4,382,814	11,395,152	8,239,075

INCOME (LOSS) FROM OPERATIONS	308,839	444,443	(666,111)	308,211

OTHER INCOME (EXPENSE)
Interest income	5	904	5	3,293
Interest expense	(164,615)	(90,371)	(289,037)	(181,817)
Other income (expense), net	5,135	(355)	78,721	88,669

INCOME (LOSS) BEFORE INCOME TAXES	149,364	354,621	(876,422)	218,356

INCOME TAX (EXPENSE) BENEFIT	(40,911)	(97,220)	240,052	(59,897)

NET INCOME (LOSS)	108,453	257,401	(636,370)	158,459

Accrued preferred stock dividends	(511,720)	(466,613)	(1,023,439)	(933,225)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(403,267)	$(209,212)	$(1,659,809)	$(774,766)

Loss per common share after preferred dividends, basic and diluted	$(0.08)	$(0.04)	$(0.33)	$(0.16)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2023
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934
Issuance of preferred stock, net	118,322	550,254	-	-	-	550,254
Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-
Net loss	-	-	-	-	(744,823)	(744,823)
Balance at March 31, 2023	9,303,988	39,931,048	4,964,529	8,512,489	21,723,828	70,167,365
Preferred stock dividends accrued	-	511,720	-	-	(511,720)	-
Net income	-	-	-	-	108,453	108,453
Balance at June 30, 2023	9,303,988	$40,442,768	4,964,529	$8,512,489	$21,320,561	$70,275,818

	Six-Month Period Ended June 30, 2022
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994
Issuance of preferred stock, net	960,323	4,904,330	-	-	-	4,904,330
Preferred stock dividends accrued	-	466,612	-	-	(466,612)	-
Net loss	-	-	-	-	(98,942)	-98,942
Balance at March 31, 2022	8,483,862	36,327,134	4,964,529	8,512,489	24,927,759	69,767,382
Preferred stock dividends accrued	-	466,613	-	-	(466,613)	-
Net income	-	-	-	-	257,401	257,401
Balance at June 30, 2022	8,483,862	$36,793,747	4,964,529	$8,512,489	$24,718,547	$70,024,783

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(636,370)	$158,459
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,541,272	992,417
Non-cash lease expense	405,669	327,886
Loan fee amortization	6,624	6,624
Change in operating assets and liabilities:
Accounts receivable	1,009,503	890,237
Inventories	(550,349)	(1,355,806)
Prepaid expenses and other current assets	647	(5,678)
Income taxes receivable	(220,604)	(454,415)
Unearned revenue	(179,516)	(138,167)
Lease liabilities	(376,469)	(177,584)
Grapes payable	(1,208,673)	(1,388,601)
Accounts payable	7,590	75,203
Accrued expenses	53,254	90,356
Net cash from operating activities	(147,422)	(979,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(203,909)	(369,389)
Additions to property and equipment	(1,905,988)	(9,760,175)
Net cash from investing activities	(2,109,897)	(10,129,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(49,405)	(46,548)
Proceeds from line of credit	1,339,176	-
Payments on long-term debt	(245,691)	(233,605)
Proceeds from long-term debt	1,025,000	-
Proceeds from issuance of preferred stock	402,743	769,908
Net cash from financing activities	2,471,823	489,755

NET CHANGE IN CASH AND CASH EQUIVALENTS	214,504	(10,618,878)

CASH AND CASH EQUIVALENTS, beginning of period	338,676	13,747,285

CASH AND CASH EQUIVALENTS, end of period	$553,180	$3,128,407

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$377,991	$1,196,351
Reduction in investor deposits for preferred stock	$147,511	$4,134,422
Accrued preferred stock dividends	$1,023,439	$933,225
Right of use assets obtained in exchange for operating lease liabilities	$1,090,735	$3,200,021

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2023, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic earnings (loss) per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator

Net income (loss)	$108,453	$257,401	$(636,370)	$158,459
Accrued preferred stock dividends	(511,720)	(466,613)	(1,023,439)	(933,225)

Net loss applicable to common shares	$(403,267)	$(209,212)	$(1,659,809)	$(774,766)

Denominator

Weighted-average common shares outstanding	4,964,529	4,964,529	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.08)	$(0.04)	$(0.33)	$(0.16)

Subsequent to the filing of the 2022 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

Reclassifications - Certain immaterial amounts from prior periods have been reclassified to conform to current years’ presentation.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2023	December 31, 2022
Winemaking and packaging materials	$1,806,853	$1,162,850
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	10,540,895	12,047,579
Finished goods (bottled wine and related products)	10,404,100	8,991,070

Total inventories	$22,751,848	$22,201,499

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2023	December 31, 2022
Construction in progress	$1,481,907	$2,037,128
Land, improvements, and other buildings	14,491,826	14,491,827
Winery, tasting room buildings, and hospitality center	42,128,871	40,806,365
Equipment	19,010,581	18,805,695

	77,113,185	76,141,015

Accumulated depreciation	(24,053,382)	(22,593,770)

Property and equipment, net	$53,059,803	$53,547,245

Depreciation expense for the three months ended June 30, 2023 and 2022 was $744,048 and $432,826, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,459,612 and $816,806, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $1,505,793 at June 30, 2023, at an interest rate of 7.75%, and an outstanding balance of $166,617 at December 31, 2022. In July 2023 the line of credit was renewed for an additional two years.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2023, the Company had a balance of $1,151,633 due on this note. As of December 31, 2022, the Company had a balance of $1,201,038 due on this note.

Long-Term Debt – The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $7,841,963 and $7,062,654 as of June 30, 2023 and December 31, 2022, respectively. The first loan requires monthly principal and interest payments of $15,557 for the life of the loan, at an annual fixed interest rate of 4.75% with a maturity date of 2028, and outstanding balance of $901,949 and $972,940 as of June 30, 2023 and December, 31, 2022, respectively. The second loan requires monthly principal and interest payments of $46,510 for the life of the loan, at an annual fixed interest rate of 5.21% with a maturity date of 2032, and outstanding balance of $3,915,014 and $4,089,714 as of June 30, 2023 and December, 31, 2022, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base which was 7.50% at June 31, 2023 and 6.50% at December 31,2022, with interest due annually and principal at maturity on November 1, 2025 with an available line of $5,000,000 and outstanding balance of $3,025,000 and $2,000,000 as of June 30, 2023 and December, 31, 2022, respectively. In July 2023 the available line was increased to $10,000,000.

As of June 30, 2023, the Company had unamortized debt issuance costs of $112,613. As of December 31, 2022, the Company had unamortized debt issuance costs of $119,237.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs. The Company will continue to evaluate funding mechanisms to support our long-term funding requirements.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero and $502,000 in income taxes for the three months ended June 30, 2023 and 2022, respectively. The Company received $19,456 and paid $502,000 in income taxes for the six months ended June 30, 2023 and 2022, respectively.

Interest – The Company paid $92,379 and $83,776 for the three months ended June 30, 2023 and 2022, respectively, in interest on long-term debt. The Company paid $186,184 and $175,222 for the six months ended June 30, 2022 and 2020, respectively, in interest on long-term debt.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ending June 30, 2023 and 2022. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Sales, net	$5,517,998	$3,830,195	$5,208,245	$4,870,666	$-	$-	$10,726,243	$8,700,861
Cost of sales	1,587,834	1,080,634	2,887,831	2,792,970	-	-	4,475,665	3,873,604
Gross profit	3,930,164	2,749,561	2,320,414	2,077,696	-	-	6,250,578	4,827,257
Selling expenses	3,563,771	2,308,270	538,762	484,445	247,510	226,898	4,350,043	3,019,613
Contribution margin	$366,393	$441,291	$1,781,652	$1,593,251
Percent of total sales	51.4%	44.0%	48.6%	56.0%
General and administration expenses					1,591,696	1,363,201	1,591,696	1,363,201
Income from operations							$308,839	$444,443

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Sales, net	$9,589,646	$6,787,502	$9,445,537	$8,155,677	$-	$-	$19,035,183	$14,943,179
Cost of sales	2,877,767	1,828,926	5,428,375	4,566,967	-	-	8,306,142	6,395,893
Gross profit	6,711,879	4,958,576	4,017,162	3,588,710	-	-	10,729,041	8,547,286
Selling expenses	6,778,273	4,100,561	1,070,503	962,950	484,847	433,829	8,333,623	5,497,340
Contribution margin (deficit)	$(66,394)	$858,015	$2,946,659	$2,625,760
Percent of total sales	50.4%	45.4%	49.6%	54.6%
General and administration expenses					3,061,529	2,741,735	3,061,529	2,741,735
Income (loss) from operations							$(666,111)	$308,211

Direct sales include zero bulk wine sales for the three months ended June 30, 2023 and June 30, 2022. Direct sales include $10,000 bulk wine sales for the six months ended June 30, 2023 and $10,500 bulk wine sales for the six months ended June 30, 2022.

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

On July 1, 2022, the Company filed a new shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022 and September 1 2022, the Company filed with the SEC Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765 and up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729, respectively. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. On November 1, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 344,861 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,845,009. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of June, 30 2023 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at June 30, 2023 and December 31, 2022 was $830,243 and $1,106,970, respectively and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Lease Cost
Operating lease cost - Vineyards	$114,782	$229,564
Operating lease cost - Other	219,983	439,965
Short-term lease cost	9,825	18,800

Total lease cost	$344,590	$688,329

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$114,343	$228,264
Operating cash flows from operating leases - Other	$209,246	$404,201
Weighted-average remaining lease term - Operating leases in years	10.52	10.52
Weighted-average discount rate - Operating leases	5.48%	5.48%

Right-of-use assets obtained in exchange for new operating lease obligations were $1,090,735 and $3,200,021 for the six-months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2023, for remaining 6 months	$660,950
2024	1,331,274
2025	1,303,652
2026	1,279,014
2027	1,338,979
Thereafter	7,154,066
Total minimal lease payments	13,067,935
Less present value adjustment	(3,078,021)
Operating lease liabilities	9,989,914
Less current lease liabilities	(844,280)
Lease liabilities, net of current portion	$9,145,634

Litigation – From time to time, in the normal course of business, the Company is a party to legal proceedings. Management believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, but, due to the nature of litigation, the ultimate outcome of any potential actions cannot presently be determined.

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. There were no grape purchases for the three and six months period ended June 30, 2023 and 2022.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such policies were unchanged during the three months ended June 30, 2023.

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

The Company sold 96,269 and 85,133 cases of produced wine during the six months ended June 30, 2023 and 2022, respectively, an increase of 11,136 cases, or 13.1% in the current year period over the prior year period. The increase in wine case sales was primarily the result of increased case sales through distributors and direct to the consumer.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2023, wine inventory included 127,104 cases of bottled wine and 352,326 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 132,020 cases during the six months ended June 30, 2023.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

Wine Enthusiast Magazine rated the Company’s 2021 Estate Pinot Noir 91 points, 2021 Dijon Clone Pinot Noir 90 points and 2021 Founders’ Reserve Pinot Noir 90 points.

Sunset International Wine Competition awarded the Company’s 2022 Whole Cluster Rosé of Pinot Noir 94 points with a Gold Medal.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2023 and 2022 were $10,726,243 and $8,700,861, respectively, an increase of $2,025,382, or 23.3%, in the current year period over the prior year period. This increase was caused by an increase in sales through distributors of $337,579 and an increase in direct sales of $1,687,803 in the current year three-month period over the prior year period. The increase in revenue from sales through distributors was primarily attributed to more availability of new vintage wines compared to the prior year. The increase in direct sales to consumers was primarily the result of retail sales in new tasting rooms in 2023. Sales revenue for the six months ended June 30, 2023 and 2022 were $19,035,183 and $14,943,179, respectively, an increase of $4,092,004, or 27.4%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $2,802,144 and an increase in revenues from sales through distributors of $1,289,860 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of more tasting room locations in the current year. The increase in sales through distributors was primarily the result of an increase in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2023 and 2022 were $4,475,665 and $3,873,604, respectively, an increase of $602,061, or 15.5%, in the current period over the prior year period. This change was primarily the result of an increase in sales. Cost of Sales for the six months ended June 30, 2023 and 2022 were $8,306,142 and $6,395,893, respectively, an increase of $1,910,249 or 29.9%, in the current period over the prior year period. This change was primarily the result of an increase in sales and a change in the mix of sales in 2023.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2023 and 2022 was 58.3% and 55.5%, respectively, an increase of 2.8 percentage points in the current year period over the prior year period, mostly as a result of a higher percentage of sales coming from direct to consumer sales compared to the same quarter of 2022. Gross profit as a percentage of net sales for the six months ended June 30, 2023 and 2022 was 56.4% and 57.2%, respectively, a decrease of 0.8 percentage points in the current year period over the prior year period. This decrease was primarily the result of higher fruit and labor costs in the first six months of 2023 compared to the same period in the prior year, offset by a higher direct to consumer percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 was $5,941,739 and $4,382,814 respectively, an increase of $1,558,925, or 35.6%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling and marketing expenses of $1,330,430, or 44.1% and an increase in general and administrative expenses of $228,495, or 16.8% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2023 and 2022 was $11,395,152 and $8,239,075, respectively, an increase of $3,156,077, or 38.3%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling and marketing expenses of $2,836,283, or 51.6% combined with an increase in general and administrative expenses of $319,794, or 11.7% in the current year period compared to the same period in 2022. Selling expenses increased in both the first half and second quarter of 2023 compared to the same periods in 2022 primarily as a result of having more tasting room locations in 2023.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 was $164,615 and $90,371, respectively, an increase of $74,244 or 82.2%, in the second quarter of 2023 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2023 and 2022 was $289,037 and $181,817, respectively, an increase of $107,220 or 59.0%, in the current year period over the prior year period. The increase in interest expense for the second quarter and first six months of 2023 was primarily the result of increased debt at higher interest rates in the current periods compared to the second quarter and first six months of 2022.

Income Taxes

The income tax expense for the three months ended June 30, 2023 and 2022 was $40,911 and $97,220, respectively, a decrease of $56,309 or 57.9%, in the second quarter of 2023 over the same quarter in the prior year mostly as a result of the lower pre-tax income in the second quarter of 2023, compared to the same quarter in 2022. The Company’s estimated federal and state combined income tax rate was 27.4% for the three months ended June 30, 2023 and 2022, respectively. The income tax expense (benefit) for the six months ended June 30, 2023 and 2022 was $(240,052) and $59,897, respectively, a decrease of $299,949, in the current year period over the prior year period, mostly a result of lower pre-tax income in the first six months of 2023, compared to the same period in 2022. The Company’s estimated federal and state combined income tax rate was 27.4% for the six months ended June 30, 2023 and 2022, respectively.

Net Income (Loss)

Net income for the three months ended June 30, 2023 and 2022 was $108,453 and $257,401, respectively, a decrease of $148,948, or 57.9%, in the second quarter of 2023 over the same quarter in the prior year. Net income (loss) for the six months ended June 30, 2023 and 2022 was $(636,370) and $158,459, respectively, a decrease of $794,829, or 501.6%, in the current year period over the prior year period. The decrease in net income for the second quarter and decrease in net income for the first half of 2023, compared to the comparable periods in 2022, was primarily the result of higher selling expenses.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2023 and 2022 was $403,267 and $209,212, respectively, an increase of $194,055, or 92.8%, in the second quarter of 2023 over the same quarter in the prior year. Net loss applicable to common shareholders for the six months ended June 30, 2023 and 2022 was $1,659809 and $774,766, respectively, an increase of $885,043, or 114.2%, in the current year period over the prior year period. The decrease in income applicable to common shareholders in the second quarter and the first six months of 2023, compared to the same periods of 2022, was the result of lower net income and higher dividend costs in the current period.

Liquidity and Capital Resources

At June 30, 2023, the Company had a working capital balance of $18.8 million and a current working capital ratio of 3.11:1.

At June 30, 2023, the Company had a cash balance of $553,180. At December 31, 2022, the Company had a cash balance of $338,676. This increase is primarily the result of proceeds from the line of credit, long term debt and a reduction in receivables.

Total cash used for operating activities in the six months ended June 30, 2023 was $147,422. Cash used in operating activities for the six months ended June 30, 2023 was primarily associated with reduced grapes payable and increased inventories, being partially offset by decreased accounts receivable.

Total cash used in investing activities in the three months ended June 30, 2023 was $2,109,897. Cash used in operating activities for the six months ended June 30, 2023 was primarily associated with reduced accounts payable, grapes payable and increased inventories, being partially offset by decreased accounts receivable.

Total cash generated from financing activities in the six months ended June 30, 2023 was $2,471,823. Cash generated from financing activities for the six months ended June 30, 2023 primarily consisted of proceeds from the issuance of Preferred Stock, proceeds from the line of credit and long-term debt being partially offset by the repayment of long-term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. The Company had an outstanding line of credit balance of $1,505,793 at June 30, 2023, at an interest rate of 7.75%, and an outstanding balance of $166,617 at December 31, 2022. In July 2023 the line of credit was renewed for an additional two years.

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

As of June 30, 2023, the Company had a 15-year installment note payable of $1,151,633, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2023, the Company had a total long-term debt balance of $7,841,963, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $112,613. As of December 31, 2022, the Company had a total long-term debt balance of $7,062,654, exclusive of debt issuance costs of $119,237.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022.

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 14, 2023	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)