Form 10-K
period 2023-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2024-03-26
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $26,000,949.

The number of outstanding shares of the registrant’s common stock as of March 26, 2024 was 4,964,529.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLAMETTE VALLEY VINEYARDS, INC.

FORM 10-K

WILLAMETTE VALLEY VINEYARDS, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us,” “our” “WVVI” and “the Company” refer to Willamette Valley Vineyards, Inc.

Cautionary Note on Forward Looking Statements

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires and changes in consumer spending. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

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

PART I

ITEM 1. BUSINESS

Business

Introduction – The Company was incorporated in May 1988 to produce and sell premium, super premium and ultra-premium varietals. The Company was originally established as a sole proprietorship by Oregon winegrower Jim Bernau in 1983. The Company is headquartered in Turner, Oregon, which is just south of the state capitol of Salem, Oregon. The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner, Oregon (the “Estate Winery” or “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Domaine Willamette, Griffin Creek, Tualatin Estate, Pambrun, Maison Bleue, Natoma, Metis, Pere Ami and Elton labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon (the “Tualatin Winery”).

Segments – The Company has identified two operating segments: direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies. Direct sales include retail sales in the tasting rooms, wine club sales, online sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary. Distributor sales include all sales through a third party where prices are given at a wholesale rate.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal, $30 to $120 per bottle; Chardonnay, $28 to $60 per bottle; Pinot Gris, $24 per bottle; Pinot Blanc, $30 per bottle; Sauvignon Blanc, $35 per bottle; Gruner Veltliner, $39 per bottle; Rose, $27 to $32 per bottle; Brut, $75 per bottle; Brut Rose, $75 per bottle; and Riesling, $19 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

Under its Domaine Willamette label, the Company produces and sells the following types of wine in 750 ml bottles: Brut, $75 per bottle; Brut Rose, $75 per bottle; and Blanc de Blancs, $115 per bottle. This brand’s mission is to be the highest quality producer of Sparkling Wines in Oregon.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells 750 ml bottles of Semi-Sparkling Muscat, $28 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $59 per bottle; Merlot, $55 per bottle; Cabernet Sauvignon, $59 per bottle; Grenache, $59 per bottle; Cabernet Franc, $59 per bottle; Tempranillo, $59 per bottle; Malbec, $59 per bottle; The Griffin (a Bordeaux style blend), $69 per bottle; and Viognier, $39 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $79 per bottle; and Chardonnay, $79 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $70 per bottle; Merlot, $65 per bottle; and Cabernet Sauvignon, $75 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $75 per bottle; Graviére Syrah, $70 per bottle; Voyageur Syrah, $58 per bottle; Bourgeois Grenache, $55 per bottle; Voltigeur Viognier, $45 per bottle; and Lisette Rose, $34 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to: Willamette, Willamette Valley Vineyards, WVV, Domaine Willamette, Willamette Whiskey, Willamette+, Whole Cluster, Give Your Whole Heart with Willamette Whole Cluster, Daedalus Cellars, Elton, Griffin, Griffin Creek, Ingram Estate, It’s Willamette, Dammit!, Jory Claim, Pambrun, Pambrun Cross Logo, SIP. SAVE., Made in Oregon Cellars, Heart Vine, Camp Willamette, Natoma, Salem Hills, Oregon Blossom, Oregon’s Landmark Winery, Oregon’s Nog, Club Willamette, Eagle’s Clutch, Kayak, W and Circle Design and W Willamette Valley Vineyards and Circle Design, Fuller, Maison Bleue Winery, Métis, Willamette Wineworks, Tualatin Estate, Tualatin, Natoma, Côte du Bleue and Père Ami.

Market overview – The United States wine industry has seen a rapid increase in wineries established nationwide. The United States wine industry added 400 new wineries in 2022, a 3% increase from 2021, according to Wine Analytics Report. From 2009 to 2021, the number of U.S. wineries grew from 6,357 to 11,053, according to Statista, and consequently the wine industry can be considered one of the fastest-growing segments in agriculture. According to Wine Business Monthly’s February 2024 report, the number of US active wineries in 2023 stood at 11,620, showing a 1% decrease compared to the peak in 2022. The total retail value of wine sales has increased from $26.3 billion in 2000 to $78.4 billion in 2021, according to Statista. Additionally, 1.1 billion gallons of wine were consumed in 2021, an increase of 413 million from 2005 (Statista).

This growth rate has recently slowed and according to Silicon Valley Bank’s 2024 annual report premium wineries faced a challenging landscape in 2023. According to this report, while the value of premium wine continued to grow, volume sales were anticipated to finish lower for the year. Additionally, direct-to-consumer volume and value sales declined and tasting room visitation dropped for the second consecutive year and consumer demand for the overall wine category continued its decline, with fewer U.S. consumers opting for wine and choosing alternatives such as ready-to-drink beverages, spirits, cannabis, or abstaining altogether.

A 2023 study conducted by the Wine Market Council of 1,500 U.S. consumers identified a significant downward trend in wine consumption attributed to a general reduction in alcohol consumption, primarily for health reasons. Previously considered a “healthy” option on the Healthy Eating Pyramid, alcohol consumption is now cautioned against by organizations like the World Health Organization.

Overall, we believe the industry is expected to stabilize in 2024 around the current levels. However, of concern, consumption growth is mainly amongst those over 60 years old, with the most significant growth area among 70-80-year-olds. Consequently, we believe future positive sales and growth will depend on the industry targeting younger consumers. According to the State of the Wine Industry 2023 by Rob McMillan, younger wine consumers are not limited by cost; instead, they seek something enticing to draw them in to learn more about wine, including but not limited to health, sustainability, social values, and transparent labeling,

The Company’s Board of Directors and management believe the winery’s focus on integrity in winemaking, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (“UOIPRE”) in 2022, the most recent year such data is available, the overall number of wineries increased from 1,058 to 1,116 with the biggest increases coming from the Willamette Valley, which added 38. Planted acres of wine grape vineyards increased by 2,588 acres from 41,899 to 44,487, an increase of 6%, 40,774 acres of which were harvested. Oregon wine grapes produced a 2022 crop with a total value of $330 million, an increase of 22% from 2021. Pinot Noir leads all varieties accounting for 71% of planted acreage and 67% of production. According to UOIPRE, Oregon case sales in 2022 were 5.7 million, an 8% increase from 2021.

Because of climate, soil and other growing conditions, we believe the Willamette Valley in western Oregon is ideally suited to growing superior quality Pinot Noir, Chardonnay, Pinot Gris and Riesling wine grapes. Some of Oregon’s Pinot Noir, Pinot Gris and Chardonnay wines have developed outstanding reputations, winning numerous national and international awards.

However, Oregon has certain disadvantages as a wine-producing region. Oregon’s wines are lesser known to consumers worldwide, and the total wine production of Oregon wineries is small relative to California and French competitors. Greater worldwide label recognition and larger production levels give Oregon’s competitors certain financial, marketing, distribution, and unit cost advantages.

Furthermore, Oregon’s Willamette Valley has an unpredictable rainfall pattern in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly and have done only minimal damage. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with, phylloxera-resistant rootstock at that location. The Company takes commercially reasonable precautions in an effort to prevent the spread of phylloxera to other vineyards.

As a result of these factors, subject to the risks and uncertainties identified in this Annual Report on Form 10-K, the Company believes that long-term prospects for growth in the Oregon wine industry are good. The Company believes that over the next several years, the Oregon wine industry will grow at a faster rate than the overall domestic wine industry, and that much of this growth will favor producers of premium, super premium and ultra-premium wines such as the Company’s Estate, Elton, Domaine Willamette, Pambrun, Maison Bleue and Griffin Creek brands.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project including developing a brand and winery in the Walla Walla American Viticultural Area (“AVA”) under the names Pambrun, Maison Bleue and Metis. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and Maison Bleue label beginning with the 2016 vintage. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In 2020, the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and began selling wine under the brand name Natoma. In 2022, the Company opened a sparkling wine facility and tasting room called Domaine Willamette, at Bernau Estate that features the Company’s sparkling wines, as well as its other reserve wines, and its biodynamic farming practices.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 801 acres are either currently planted as vineyards or are suitable for future vineyard planting. The vineyards the Company owns and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 73% of the grapes needed to meet the winery’s current production capacity of 654,000 gallons (275,000 cases) at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	2023	2022
Owned Vineyards
WVV Estate	107	69	—	—	38	216	206
Tualatin Estate Vineyard	107	61	—	—	46	190	279
Ingram Vineyard	86	63	—	—	23	178	364
Pambrun Vineyard	87	20	—	30	37	45	49
Loeza Vineyard	62	20	15	23	4	133	104
Louisa Vineyard	53	—	—	25	28	—	—
Maison Bleue Vineyard	37	15	—	19	3	37	45
Bernau Estate	20	13	—	—	7	68	33
Dayton Vineyard	40	—	15	19	6	—	—
Lafayette Vineyard	36	—	—	36	—	—	—
Jory Claim Vineyard	69	—	23	42	4	—	—
Sub-Total	704	261	53	194	196	867	1,080

Leased Vineyards
Peter Michael Vineyard	79	69	—	—	10	264	461
Meadowview Vineyard	49	49	—	—	—	167	307
Elton Vineyard	59	54	—	2	3	187	198
Ingram Vineyard	110	93	—	17	—	286	463
Bernau Estate	17	9	—	—	8	—	—
Sub-Total	314	274	—	19	21	904	1,429

Contracted Vineyards*
Various	605	605	—	—	—	2,421	1,307

Total	1,623	1,140	53	213	217	4,192	3,816

*	Contracted acreage is estimated

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

Bernau Estate – The Company purchased approximately 17 acres in Dundee, Oregon in January 2017 comprised of 13 acres of producing Pinot Noir. Additionally, the Company added three acres through a lot line adjustment to add to the parcel. The Company leases 17 adjoining acres.

Dayton Vineyard – The Company purchased 40 acres in Dayton, Oregon in December 2016. The Company intends to plant vineyards at this location.

Lafayette Vineyard – The Company purchased 36 acres in Lafayette, Oregon in January 2018. The Company intends to plant vineyards at this location.

Jory Claim Vineyard – The Company purchased 69 acres south of Salem, Oregon in 2019. The Company intends to plant vineyards at this location.

Grape Vines

Beginning in 1997, the Company embarked on a major effort to improve the quality of its flagship varietal by planting Pinot Noir clones that originated directly from the cool climate growing region of Burgundy rather than the previous source of Napa, California, where winemakers believe the variety adapted to the warmer climate over the many years it was grown there.

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

In 2023, crop yields were roughly 14% below the 10-year average and the Company’s producing acres yielded approximately 867 tons of grapes.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2023, the Company purchased an additional 2,421 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

Management believes that the grapes grown on the Company’s vineyards establish a foundation of quality through the Company’s farming practices, upon which the quality of the Company’s wines is built. Wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural Conditions

Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high-quality wine grapes, particularly Pinot Noir, Pinot Gris, Chardonnay and Riesling. The Company believes that the Estate Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Estate Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France, such as Burgundy.

In the Willamette Valley, permanent vineyard irrigation is generally not required. The average annual rainfall provides sufficient moisture to avoid the need to irrigate. However, if the need should arise, the Company’s Estate property contains one water well which can sustain sufficient volume to meet the needs of the Winery and to provide auxiliary water to the WVV Estate Vineyard for new plantings and unusual drought conditions. At the Tualatin Vineyard, the Company has water rights to a year-round spring that feeds an irrigation pond. The Company also has water rights at each of the Pambrun and Maison Bleue Vineyards.

Susceptibility of vineyards to disease – The Tualatin Estate Vineyard and the adjacent leased vineyards are known to be infested with phylloxera, an aphid-like insect, which can destroy vines.

It is not possible to estimate any range of loss that may be incurred due to the phylloxera infestation of the Company’s vineyards. The phylloxera at Tualatin Vineyard is believed to have been introduced on the roots of the vines first planted on the property in the southern-most section Gewurztraminer in 1971 that the Company partially removed in 2004. The remaining vines, and all others infested, remain productive at low crop levels. The Company is in the process of gradually replacing infested areas with new, phylloxera-resistant vines.

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2023, the Winery produced approximately 234,086 cases (556,700 gallons) of wine, primarily from its 2021 and 2022 harvest.

The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging and bottling wine, as well as an underground wine cellar and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product with a capacity of approximately 135,000 cases of wine. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to two mortgages with an aggregate principal balance of $4,565,710 at December 31, 2023. The two outstanding loans require aggregate monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively.

Wine production – The Company operates on the principle that winemaking is a natural, but highly technical, process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern equipment and software to monitor the progress of each wine through all stages of the winemaking process.

The Company’s historical annual grape harvest and wine production from 2005 to 2023 is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced
2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357
2021	1,550	1,522	3,072	6,643	2021	206,954
2022	2,509	1,307	3,816	22,000	2022	186,792
2023	1,771	2,421	4,192	11,236	2023	234,086

Cases produced per ton harvested vary between years mainly due to the timing of when the cases are produced.

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

The Company uses a variety of marketing channels to generate interest in its wines. The Company has a highly functional website, and maintains social media sites. The Company controls a database of customers for email and direct promotions. The Company continues to submit its wines to competitions and state, regional and national media for editorials and ratings.

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

In September 2022, the Company opened a new sparkling winery, the Domaine Willamette Winery, located adjacent to Highway 99 in Dundee, Oregon, approximately 30 miles southwest of Portland, the state’s largest metropolitan area, and 25 miles northwest of Salem, the state’s second-largest metropolitan area. We believe the location of the Domaine Willamette Winery along Highway 99 in Dundee provides an ideal location for direct wine sales and wine tourism. Domaine Willamette Winery’s Tasting Room is open for wine tasting, restaurant service and education by trained personnel. It features méthode traditionelle sparkling wines and a wine club. The Company offers by-appointment private tours, giving a behind-the-scenes look at sparkling wine production. Domaine Willamette Winery’s biodynamic garden is another attraction for visitors.

In 2014, the Company launched daily food pairings to accompany its wines. Led by the Winery Chef, the menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” which are community-style wine dinners hosted regularly throughout each month. In 2019, the Company added a new experience offered throughout the week called Pairings Exploration that features four wines paired with four small bites to educate guests on food and wine pairing. In December 2021, the Company debuted a Pinot Noir Clonal Blending experience giving guests the ability to be a winemaker for a day by crafting their own custom blends from barrel.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email. The Company sells its wine through its own e-commerce website and direct ships where permissible.

The Company also operates eight additional tasting rooms at the following locations: (i) historic downtown McMinnville, Oregon; (ii) at its Tualatin Vineyard, Oregon; (iii) Lake Oswego, Oregon; (iv) Happy Valley, Oregon; (v) downtown Walla Walla, Washington; (vi) Vancouver, Washington; (vii) Folsom, California, and (viii) Bend, Oregon.

The Company holds various festivals and events at its locations throughout the year. Numerous private events, charitable and political events are also held at Company locations.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices, rather than to distributors at free-on-board prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2023 and 2022, direct sales contributed approximately 52.4% and 46.4% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers, primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are three non-domestic (export) customers. For 2023 and 2022, sales to distributors and wine brokers contributed approximately 47.6% and 53.6% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region has approximately 69% of the state’s wineries and vineyards, is home to approximately 1,016 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a two-hour drive.

The Company believes the locations of the Estate Winery next to Interstate 5, and the Domaine Willamette Winery next to Highway 99W, significantly increase direct sales opportunities to consumers. The Company believes these locations provide high visibility for the Company to passing motorists, enhancing recognition of the Company’s products in retail outlets and restaurants. These wineries are each an approximately 45-minute drive from Portland, the state’s largest metropolitan area.

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2023, sales to one distributor represented approximately 14.5% of total Company revenue. In 2022, sales to one distributor represented approximately 17.5% of total Company revenue.

Competition

The wine industry is highly competitive. In a broad sense, wines may be considered to compete with all alcoholic and nonalcoholic beverages. Within the wine industry, the Company believes that its principal competitors include wineries in Oregon, California, and Washington, which, like the Company, produce premium, super premium, and ultra-premium wines. Wine production in the United States is dominated by large California wineries that have significantly greater financial, production, distribution, and marketing resources than the Company. Currently, no Oregon winery dominates the Oregon wine market. There are several Oregon wineries that are older, better established and have greater label recognition than that of the Company.

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

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Oregon Liquor and Cannabis Commission (the “OLCC”). The Company is licensed by and meets the bonding requirements of each of these governmental agencies. Sale of the Company’s wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of a winery for shipment to customers or for sale in its tasting room.

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

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

The Company management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and consumers of its wine. Although much of the Company’s expenses for protecting the environment are voluntary, the Company is regulated by various local, state and federal agencies regarding environmental laws. However, these regulatory costs and processes are effectively integrated into the Company’s regular operations and consequently, do not generally cause significant alternative processes or costs.

Employees

As of December 31, 2023, the Company had approximately 223 full-time employees and 123 part-time, or “on call” employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

ITEM 1A. RISK FACTORS

The following disclosures should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. These disclosures are intended to discuss certain material risks of the Company’s business as they appear to management at this time, however, this list is not exhaustive. Other risks may, and likely will, arise from time to time.

Agricultural risks could adversely affect the Company

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, including Grapevine Red Blotch Disease (“GRBV”), drought, frost and certain other weather conditions can affect the quantity of grapes available to the Company, decreasing the supply of the Company’s products and negatively impacting profitability. In particular, certain of the Company’s vines are not resistant to phylloxera; accordingly, those vines are particularly at risk to the effects from an infestation of phylloxera. Phylloxera is a pest that attacks the rootstocks of wine grape plants. Vineyards in the United States, including some in Oregon and some owned by us, have been infested with phylloxera. In particular, Tualatin Estate Vineyards have phylloxera. There can be no assurance that the Company’s existing vineyards, or the rootstocks the Company is now using in its planting programs, will not become susceptible to current or new strains of phylloxera or that the phylloxera present at the Tualatin Vineyards will not spread to our other vineyards. Pierce’s Disease is a vine bacterial disease. It kills grapevines and there is no known cure. Small insects called Sharpshooters spread this disease. A new strain of the Sharpshooter was discovered in Southern California and is believed to be migrating north. The Company is actively supporting the efforts of the agricultural industry to control this pest and is making every reasonable effort to prevent an infestation in its own vineyards. The Company cannot, however, guarantee that it will succeed in preventing contamination in its vineyards. Additionally, any future government restrictions created in connection with government attempts to combat phylloxera, GRBV or other pests or viruses may increase vineyard costs and/or reduce production.

Our operations are susceptible to changing weather patterns and other environmental factors

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as hailstorms, wildfires and wind, snow and ice storms. Any such extreme weather condition could negatively impact the harvest of grapes at our vineyards and/or the other vineyards that supply us with grapes for our wine. Oregon’s Willamette Valley has an unpredictable rainfall pattern, particularly in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Additionally, long-term changes in weather patterns could adversely affect the Company, especially if such changes impacted the amount or quality of grapes harvested. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our operations if they were to occur.

As weather patterns evolve, the Company’s vineyards, and contracted vineyards have become susceptible to potential smoke damage as a result of wildfires within the region. In extreme events, smoke can produce effects on grapes that make them unusable in the production of wine. The Company cannot predict smoke events, or the potential impact if such events were to occur.

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

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President and Chief Executive Officer and John Ferry, our Chief Financial Officer could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

The Company’s ability to operate requires adequate funding

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into a line of credit agreement to provide such funds and entered into term loan arrangements. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under its line of credit facility or capital raises will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and stockholder value.

As of December 31, 2023, the Company’s outstanding long-term debt was approximately $7.6 million, with $2.7 million drawn under its short-term line of credit. Additionally, the Company had notes payable to private parties of approximately $1.1 million as of December 31, 2023.

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

The Company faces significant competition which could adversely affect profitability

The wine industry is intensely competitive and highly fragmented. The Company’s wines compete in several premium wine market segments with many other premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa, New Zealand and Australia. The Company’s wines also compete with popular generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by the Company’s independent distributors, many of which carry extensive brand portfolios. One result of this intense competition has been upward pressure on the Company’s selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of the Company’s competitors have greater financial, technical, marketing, and public relations resources than the Company does. In particular, wine production in the United States is dominated by large California wineries that have significantly greater resources than the Company. Additionally, greater worldwide label recognition and larger production levels give many of the Company’s competitors certain unit cost advantages. Company sales may be harmed to the extent it is not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

The Willamette Valley AVA value may be eroded by out of state competition who use it inappropriately or as fanciful marketing

Wine grape growing regions in the United States are divided into AVA) by the United States Department of the Treasury’s TTB, based on distinguishable geographic features. The Oregon wine industry has historically embraced higher standards for wine production than those established by the federal government and other states. As a result, wines from Oregon AVA’s, and specifically the Willamette Valley AVA, have achieved recognition for their quality when compared against other wines in their class. As a result, these Oregon wines are often sold at a higher price point than wines not produced in Oregon. Because of this recognition, out of state competitors have inappropriately used Oregon AVAs on bottles and packaging, claiming its use as fanciful marketing. Such use, inappropriate or otherwise, could have a dilutive effect on the prestige of Oregon AVAs and ultimately the prices that can be charged for wines from Oregon AVAs as a result of reduced competitor quality and/or pricing.

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

Loss of the “Willamette Valley Vineyards” or “Willamette” trademarks could adversely affect the Company’s distinction within the AVA

The Company has long held the federal trademarks “Willamette Valley Vineyards” and “Willamette”, as used in its wine brands. While it is lawful for wine producers meeting the federal and state requirements to list the “Willamette Valley” AVA source of their wine grapes and wine on their labels, packaging and advertising materials, the Company has enforced its trademarks on any unauthorized use as a wine brand.

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

Increased regulation and/or taxation could adversely affect the Company

The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities (such as the OLCC) and local authorities. These regulations and laws dictate such matters as licensing requirements, trade, and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of the Company’s existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions, and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could negatively affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. Additionally, many states have revised, or are revising, statutes that broaden the definition of nexus to increase tax revenue from out of state businesses.

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

The trading volume of the Company’s common stock (the “Common Stock”) on the NASDAQ Capital Market (“NASDAQ”) is consistently “thin,” in that there is not a great deal of trading activity on a daily basis. Because the average active trading volume is thin, there is less opportunity for shareholders to sell their shares of the Company’s common stock on the open market, resulting in the common stock being less liquid than common stock in other publicly traded companies.

The Company may face liabilities associated with the offer and sale of its Preferred Stock.

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock (the “Preferred Stock”) pursuant to a registration statement filed with the SEC. The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, achieved listing status for the Preferred Stock on NASDAQ under the trading symbol “WVVIP”. The terms of our Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering is not commonplace among issuers. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

The Company may be unable to pay accumulated dividends on its Preferred Stock.

The Company’s Preferred Stock bears a cumulative 5.3% dividend based upon the original issue price, or $0.22 per share per annum. However, prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. Additionally, our existing credit facility limits, and future debt obligations in the future may limit, both our legal and our practical ability to declare and pay dividends. As a result, although the Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. However, although shares of our Preferred Stock will earn cumulative dividends, unpaid dividends will not, themselves, accumulate (as might compounding interest on a debt security, for example).

As the Company’s sales revenues are dependent in part upon the purchases made by and continued goodwill with its holders of Preferred Stock, any failure to pay dividends timely could adversely effect the Company’s sales. Additionally, as the Company focuses its issuance of Preferred Stock to wine enthusiasts likely to purchase the Company’s wines, any failure by management to successfully target its stock sales could diminish the opportunity to maximize earnings and offset the administrative, regulatory, and legal costs of this form of capital formation through preferred stockholder wine purchases.

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

We use information technologies to manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers, and suppliers as well as for administrative functions and many of such technology systems are independent of one another for their functionality. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products is highly dependent on our technology systems. Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

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

Certain provisions in our articles of incorporation, our by-laws and Oregon law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include, but are not limited to; the classification of our Board of Directors (the “Board”) into three classes serving staggered three-year terms, which makes it more difficult to quickly replace Board members; the ability of our Board, subject to certain limitations under the NASDAQ rules, to issue shares of Preferred Stock with rights as it deems appropriate without stockholder approval; a provision that special meetings of our Board may be called only by our chief executive officer or at the request of holders of not less than half of all outstanding shares of our common stock; a provision that any member of the Board, or the entire Board, may be removed from office only for cause; and a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders. The Board may implement other changes that further limit the potential for tender offers or takeover attempts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 1,018 acres of land, of which 704 acres is owned and 314 acres leased. Of the 1,018 acres of land owned or leased, 535 acres are productive vineyards, 266 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 217 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2023, the Winery produced approximately 234,086 cases (556,551 gallons) of wine, mostly from its 2022 and 2021 harvest. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging, and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company’s main hospitality Center is located at the Company’s Estate Winery (the “Hospitality Center”) and is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel, and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

The Company-owned Tualatin Estate Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The production capacity at the Tualatin Estate Winery is not currently used, but is available to the Company to meet future production needs. The storage capacity at the Tualatin Estate Winery is periodically used to store excess bulk wine. Additionally, the Company operates a small retail store and tasting room at the Tualatin Estate Winery.

The Company-owned sparkling winery, Domaine Willamette, is located adjacent to Highway 99 in Dundee, Oregon, at Bernau Estate. Bernau Estate also features a tasting room and restaurant, retail bottle shop and residence, in addition to the winery.

The Company carries Property and Liability insurance coverage in amounts deemed adequate by management.

For additional discussion of vineyard and wine production facilities, see Item 1. Business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “WVVI.”

Holders

As of March 26, 2024, the Company had approximately 3,177 Common Stock stockholders of record. As some of our shares of Common Stock are held in “street name” by brokers on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our Common Stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends on Common Stock in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking, and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2023.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “Cautionary Note on Forward-Looking Statements.”

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing, and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct-to-consumer sales through use of the Hospitality Center, opening new tasting rooms and growth in wine club membership. The Company had 11,541 wine club memberships for the year ended December 31, 2023, a net increase of 1,540 when compared to 2022. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 14,385 preferred stockholders, many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 21,577 potential customers of the Company. The Company also has approximately 3,177 shareholders of Common Stock which we believe represent an estimated 4,765 potential customers when considering joint ownership. Additionally, the Company has made a significant investment in developing alternative wine brands, products, direct sales methods, and locations.

Periodically, the Company will sell grapes or bulk wine, which primarily consist of inventory that does not meet Company standards or is in excess of production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 191,619 and 187,371 cases of produced wine during the years ended December 31, 2023 and 2022, respectively, an increase of 4,248 cases, or 2.3% in the current year over the prior year. The increase in case sales was the result of more direct to consumer sales in 2023 when compared to 2022.

Cost of Sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2023, wine inventory included 131,647 cases of bottled wine and 785,363 gallons of bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 24 months (and generally before the release date of the next vintage). The Winery bottled 234,086 cases during the year ended December 31, 2023.

Results of Operations

2023 compared to 2022

Net loss was $1,198,593 and $646,492, for the years ended December 31, 2023 and 2022, respectively, an increase of $552,101, or 85.4%, for the year ended December 31, 2023 over the prior year period. The primary reason for this increase was a higher gross profit from additional sales revenue, being more than offset by higher operating expenses. This was primarily related to higher tasting room expenses as a result of some locations being open for longer for the year ended December 31, 2023, compared to the previous year.

Net loss applicable to common shareholders was $3,245,690 and $2,512,943, for the years ended December 31, 2023 and 2022, respectively, an increase of $732,747, or 29.2%, for the year ended December 31, 2023 over the prior year period. This increase was primarily driven by a higher net loss and higher preferred stock dividends.

The Company had net sales revenues of $39,136,114 and $33,934,081 for the years December 31, 2023 and 2022, respectively, an increase of $5,202,033, or 15.3%, for the year ended December 31, 2023 over the prior year period primarily as a result of an increase in revenue from direct sales of $4,786,730, or 30.4% in 2023 compared to 2022, and an increase in revenue from sales to distributors of $415,303 or 2.3% in 2023 compared to 2022.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2023, revenues from retail sales increased 31.0%, revenues from in-state sales decreased 5.0%, and revenues from out-of-state sales increased 6.1%, compared to 2022.

Direct sales included $69,924 and $97,652 of bulk wine and grape sales in the years ended December 31, 2023 and 2022, respectively, and represented approximately 52.4% and 46.4% of the Company’s total revenue for 2023 and 2022, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022

Retail sales	$20,680,024	$15,786,241
In-state sales	5,686,517	5,987,410
Out-of-state sales	13,131,363	12,374,881
Bulk wine/miscellaneous sales	69,924	97,652

Total revenue	39,567,828	34,246,184

Less excise taxes	(431,714)	(312,103)

Sales, net	$39,136,114	$33,934,081

Retail sales revenues for the years ended December 31, 2023 and 2022 were $20,680,024 and $15,786,241 respectively, an increase of $4,893,783, or 31.0%, for the year ended December 31, 2023 over the prior year period. The increase in retail sales revenues in 2023 compared to 2022 was mostly a result of increased revenues from new retail locations being open for longer during 2023.

Bulk Wine/miscellaneous sales revenues for the years ended December 31, 2023 and 2022 were $69,924 and $97,652, respectively, a decrease of $27,728, or 28.4%, for the year ended December 31, 2023, over the prior year period.

In-state sales revenues for the years ended December 31, 2023 and 2022 were $5,686,517 and $5,987,410, respectively, a decrease of $300,893, or 5.0%, for the year ended December 31, 2023 over the prior year period.

Out-of-state sales revenues for the years ended December 31, 2023 and 2022 were $13,131,363 and $12,374,881, respectively, an increase of $756,482, or 6.1%.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on the grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise related taxes for the years ended December 31, 2023 and 2022 were $431,714 and $312,103, respectively, an increase of $119,611, for the year ended December 31, 2023 over the prior year period. This increase was due primarily to a larger crop processed and the timing of removals in 2023.

Cost of Sales was $16,578,986 and $15,119,985 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,459,001, or 9.6%, for the year ended December 31, 2023, over the prior year period. This change was primarily the result of increased sales and the mix of sales between direct and distributors between the two periods.

Gross profit was $22,557,128 and $18,814,096 for the years ended December 31, 2023 and 2022, respectively, an increase of $3,743,032 or 19.9%, for the year ended December 31, 2023 over the prior year period. This increase was generally driven by an increase in sales revenues in 2023.

The gross margin percentage was 57.6% and 55.4% for the years ended December 31, 2023 and 2022, respectively, an increase of 2.2 percentage points, for the year ended December 31, 2023 over the prior year period. This increase in the gross profit percentage was primarily the result of higher direct sales prices and more sales coming from direct to consumer sales in 2023.

Selling, general and administrative expenses were $23,764,330 and $19,360,514 for the years ended December 31, 2023 and 2022, respectively, an increase of $4,403,816, or 22.7%, for the year ended December 31, 2023 over the prior year period. This increase was primarily as a result of more sales coming from tasting rooms which have higher selling costs and from newer locations being open for longer in 2023.

Loss from operations was $1,207,202 and $546,418 for the years ended December 31, 2023 and 2022, respectively, an increase of $660,784, or 120.9%, for the year ended December 31, 2023 compared to the prior year period. This increase included higher depreciation costs of $1,232,459 in 2023 mostly relating to the investment in new locations.

Interest income was $27 and $5,496 for the years ended December 31, 2023 and 2022, respectively, a decrease of $5,469 for the year ended December 31, 2023 over the prior year. Interest expense was $594,106 and $367,745 for the years ended December 31, 2023 and 2022, respectively, an increase of $226,361, or 61.6%, for the year ended December 31, 2023 over the prior year period. The increase in interest expense was mainly due to the increase in average loan balances in 2023 compared to the previous year.

Other income, net, was $114,827 and $142,529 for the years ended December 31, 2023 and 2022, respectively, a decrease of $27,702, or 19.4%, for the year ended December 31, 2023 over the prior year period.

Provision for income tax benefit was $487,861 and $119,646 for the years ended December 31, 2023 and 2022, respectively, an increase of $368,215, for the year ended December 31, 2023 over the prior year period. This increase in income tax benefit in 2023 compared to 2022 was primarily the result of a higher loss from operations in 2023 and an increase in the effective tax rate in 2023.

Loss per common share after preferred dividends was $0.65 and $0.51 for the years ended December 31, 2023 and 2022, respectively, an increase of $0.14, or 29.2%, for the year ended December 31, 2023 over the prior year period. The primary reason for this increase was an increase in net loss and higher preferred stock dividends in 2023 compared to 2022.

The Company had cash balances of $238,482 at December 31, 2023, and $338,676 at December 31, 2022. The Company had an outstanding line of credit balance of $2,684,982 at December 31, 2023, and $166,617 at December 31, 2022. The Company had a bank overdraft of $393,416 at December 31, 2023, and no overdraft at December 31, 2022.

EBITDA

In 2023, the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased 22.1% to $2,334,602 from $1,912,012 in 2022, primarily as a result of increased depreciation costs in 2023.

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

The following table provides a reconciliation of net loss (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2023	2022
Net loss	$(1,198,593)	$(646,492)
Depreciation and amortization expense	3,426,977	2,315,901
Interest expense	594,106	367,745
Interest income	(27)	(5,496)
Income tax benefit	(487,861)	(119,646)
EBITDA	$2,334,602	$1,912,012

Sales

Wine case sales for the years ended December 31, 2023 and 2022 and ending inventory amounts for the year ended December 31, 2023, are shown in the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2023	2022	December 31, 2023
Pinot Noir/Estate	17,334	16,079	21,554
Pinot Noir/Barrel Select	10,093	19,789	1,185
Pinot Noir/Founders Reserve	3,988	4,519	5,091
Pinot Noir/Special Designates	12,706	14,083	16,028
Pinot Noir/Whole Cluster	60,070	50,674	32,697
Pinot Gris	33,279	33,568	9,109
Riesling	19,982	19,298	7,879
Chardonnay	5,191	5,010	5,246
Other	28,976	24,351	32,858

Total	191,619	187,371	131,647

Approximately 54% of the Company’s case sales during 2023 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 17% and 10% of case sales, respectively. The Company sold approximately 191,619 and 187,371 cases of Company-produced wine during the years ended December 31, 2023 and 2022, respectively. This represents an increase of approximately 4,248 cases, or 2.3%, 2023 compared to 2022. The increase in case sales in 2023 compared to 2022 was the result of an increase in direct-to-consumer case sales.

The Company has three primary sales channels: 1) direct-to-consumer sales; 2) in-state sales to distributors; and 3) out-of-state sales to distributors. These three sales channels represent 52.4%, 14.4% and 33.2%, of total revenue for the year ended December 31, 2023, respectively. This compares to 46.4%, 17.5% and 36.1% of total revenue for the year ended December 31, 2022, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had 131,647 cases of bottled wine on-hand at the end of 2023. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 330,000 cases of wine in 2023, and that sufficient stock is on hand to meet current demand levels until the 2023 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery, when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2023, 234,086 cases were produced. We have the capacity to store and process about 275,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery and temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. During 2023, the Company did not utilize the wine production facilities at the Tualatin Winery but did utilize it for wine storage. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2023 and 2022 vintages, the Company grew approximately 42% and 66% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2023 and 2022, 18% and 8% of grapes harvested were purchased under short-term contracts, and 40% and 26% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

Grapes are typically harvested and received in September and October of the vintage year. Upon receipt, the grapes are weighed, and a quality analysis is performed to ensure the grapes meet the standards set forth in the purchase contract. Based on the quantity of qualifying grapes received, the full amount payable to the grower is recorded to the grapes payable liability account. Approximately 50% of the grapes payable amount is due in November of the vintage year. The remaining amount is due in March of the following year. The grapes are processed into wine, which is typically bottled and available for sale between five months and two years from the date of harvest.

The Company received $3,313,483 and $1,868,742 worth of grapes from long-term contracts during the years ended December 31, 2023 and 2022, respectively. The Company received $1,941,572 and $639,677 worth of grapes from short-term contracts during the years ended December 31, 2023 and 2022, respectively. Total grapes payable was $2,446,233 and $1,208,673 as of December 31, 2023 and 2022, respectively. Total grapes payable includes $1,357,649 and $934,371 of grapes payable from long-term contracts as of December 31, 2023 and 2022, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 53 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 213 acres of land that is suitable for future vineyard development. The Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2023 including the accolades below.

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

Sunset International Wine Competition awarded the Company’s 2022 Whole Cluster Rosé of Pinot Noir 94 points with a Gold Medal.

Sip Magazine’s Best of the Northwest rated the Company’s 2022 Pinot Blanc a Double Gold.

Global Fine Wine Challenge awarded the Company’s 2019 Griffin Creek Cabernet Franc and 2019 Domaine Willamette Brut both Gold.

Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2023, the Company had a working capital balance of $18.4 million and a current ratio of 2.33:1. The Company had cash balances of $238,482, at December 31, 2023.

Total cash used in operating activities for the year ended December 31, 2023 was $1,998,850, which resulted primarily from a net loss in 2023 as well as increased inventory and lease liabilities. This was partially offset by increased depreciation, a reduction in accounts receivable and an increase in grapes payable.

Total cash used in investing activities for the year ended December 31, 2023 was $4,726,970, which primarily consisted of cash used on construction activity and vineyard development costs.

Total cash provided from financing activities for the year ended December 31, 2023 was $6,615,626, which primarily consisted of proceeds from the issuance of Preferred Stock and an increase in the line of credit and long term debt, being partially offset by the payment of a preferred stock dividend.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%, and an outstanding line of credit balance of $166,617 at December 31, 2022, at an interest rate of 6.5%. As of December 31, 2023, the Company was out of compliance with a debt covenant contained in the Credit Agreement. The Company has received a waiver from Umqua Bank waiving this violation until the next measurement date of December 31, 2024.

As of December 31, 2023, the Company had a total long-term debt balance of $7,590,659 owed to AgWest, including the portion due in the next year, exclusive of debt issuance costs of $105,989. As of December 31, 2022, the Company had a total long-term debt balance of $7,062,654, exclusive of debt issuance costs of $119,237. The debt with AgWest was used to finance the Estate Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, acquire new vineyard land for future development and provide operating capital.

As of December 31, 2023, the Company had an installment note payable of $1,100,735, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or loss during 2023 or 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of

Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon

March 26, 2024

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$238,482	$338,676
Accounts receivable, net	2,994,829	4,226,948
Inventories	28,314,779	22,201,499
Prepaid expenses and other current assets	522,854	454,085
Income tax receivable	121,959	557,224
Total current assets	32,192,903	27,778,432

Other assets	13,824	13,824
Vineyard development costs, net	8,704,352	8,448,925
Property and equipment, net	53,369,637	53,547,245
Operating lease right of use assets	11,427,433	8,895,556

TOTAL ASSETS	$105,708,149	$98,683,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,026,352	$3,067,886
Accrued expenses	1,482,254	1,428,380
Investor deposits for preferred stock	718,857	147,511
Bank overdraft	393,416	-
Line of credit	2,684,982	166,617
Note payable	1,100,735	1,201,038
Current portion of long-term debt	522,798	496,970
Current portion of lease liabilities	450,452	768,818
Unearned revenue	1,970,661	1,442,401
Grapes payable	2,446,233	1,208,673
Total current liabilities	13,796,740	9,928,294

Long-term debt, net of current portion and debt issuance costs	6,961,872	6,446,447
Lease liabilities, net of current portion	11,402,714	8,506,830
Deferred income taxes	2,911,618	3,440,477
Total liabilities	35,072,944	28,322,048

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,046,833 shares issued and outstanding, liquidation preference $41,694,357 at December 31, 2023 and 9,185,666 shares issued and outstanding, liquidation preference $38,120,514 at December 31, 2022	42,388,036	38,869,075
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2023 and December 31, 2022	8,512,489	8,512,489
Retained earnings	19,734,680	22,980,370
Total shareholders’ equity	70,635,205	70,361,934

LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,708,149	$98,683,982

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2023	2022
SALES, NET	$39,136,114	$33,934,081
COST OF SALES	16,578,986	15,119,985

GROSS PROFIT	22,557,128	18,814,096

OPERATING EXPENSES:
Sales and marketing	17,564,103	13,640,290
General and administrative	6,200,227	5,720,224
Total operating expenses	23,764,330	19,360,514

LOSS FROM OPERATIONS	(1,207,202)	(546,418)

OTHER INCOME (EXPENSE)
Interest income	27	5,496
Interest expense	(594,106)	(367,745)
Other income, net	114,827	142,529

LOSS BEFORE INCOME TAXES	(1,686,454)	(766,138)

INCOME TAX BENEFIT	487,861	119,646

NET LOSS	(1,198,593)	(646,492)

Preferred stock dividends	(2,047,097)	(1,866,451)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,245,690)	$(2,512,943)

Loss per common share after preferred dividends, basic and diluted	$(0.65)	$(0.51)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2021	7,523,539	$30,956,192	4,964,529	$8,512,489	$25,493,313	$64,961,994

Issuance of preferred stock, net	1,662,127	7,912,883	-	-	-	7,912,883

Preferred stock dividends declared	-	-	-	-	(1,866,451)	(1,866,451)

Net loss	-	-	-	-	(646,492)	(646,492)

Balance at December 31, 2022	9,185,666	38,869,075	4,964,529	8,512,489	22,980,370	70,361,934

Issuance of preferred stock, net	861,167	3,518,961	-	-	-	3,518,961

Preferred stock dividends declared	-	-	-	-	(2,047,097)	(2,047,097)

Net loss	-	-	-	-	(1,198,593)	(1,198,593)

Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,198,593)	$(646,492)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,426,977	2,315,901
Non-cash lease expense	1,142,833	615,690
Loan fee amortization	13,248	13,246
Deferred income taxes	(528,859)	(156,030)
Change in operating assets and liabilities:
Accounts receivable	1,232,119	(1,063,573)
Inventories	(6,113,280)	(3,124,749)
Prepaid expenses and other current assets	(68,769)	(154,624)
Income tax receivable	435,265	(418,238)
Unearned revenue	(704,673)	(573,956)
Lease liabilities	(1,097,192)	(383,189)
Grapes payable	1,237,560	(179,928)
Accounts payable	180,640	818,157
Accrued expenses	53,874	271,557
Net cash from operating activities	(1,988,850)	(2,666,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(419,023)	(670,257)
Additions to property and equipment	(4,307,947)	(14,809,417)
Net cash from investing activities	(4,726,970)	(15,479,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	718,857	147,511
Payment on installment note for property purchase	(100,303)	(94,503)
Proceeds from bank overdraft	393,416	-
Proceeds from line of credit	2,518,365	166,617
Payment on long-term debt	(496,944)	(472,442)
Proceeds from long-term debt	1,024,949	2,000,000
Proceeds from issuance of preferred stock	3,371,450	3,778,461
Payment of preferred stock dividend	(814,164)	(788,351)
Net cash provided by financing activities	6,615,626	4,737,293

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,194)	(13,408,609)

CASH AND CASH EQUIVALENTS, beginning of year	338,676	13,747,285

CASH AND CASH EQUIVALENTS, end of year	$238,482	$338,676

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$68,855	$1,291,029
Reduction in investor deposits for preferred stock	$147,511	$4,134,422
Gift cards given in lieu of cash dividends	$1,232,933	$1,078,100
Right of use assets obtained in exchange for operating lease liabilities	$3,674,710	$3,369,363

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$595,109	$368,691
Income tax paid (received)	$(394,268)	$417,686

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

Financial instruments and concentrations of risk – The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, grapes payable, and short and long-term debt.

Cash and cash equivalents are maintained at five financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and therefore bear minimal credit risk.

In 2023, sales to one distributor represented approximately 14.5% of total Company revenue. In 2022, sales to one distributor represented approximately 17.5% of total Company revenue.

At December 31, 2023, one customer accounted for approximately 27% of accounts receivable. At December 31, 2022, two customers accounted for approximately 27% and 14% of accounts receivable.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for credit losses is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $2,994,829 as of December 31, 2023, net of the allowance for credit losses. The Company had credit risk associated with uncollateralized trade accounts receivable from all operations totaling $4,226,948 and $3,163,375 as of December 31, 2022 and 2021, net of the allowance for credit losses. The allowance for credit losses is further discussed in Note 2.

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

The cost of finished goods is recognized as cost of sales when the wine product is sold. Finished goods and work-in-process inventories are stated at the lower of first-in, first-out cost or net realizable value by variety. Winemaking and packaging materials are stated at the lower of average cost or net realizable value. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question.

In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheets, although a portion of such inventories may be aged for more than one year (Note 3).

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $2,518,585 and $2,354,989 at December 31, 2023 and 2022, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2023 and 2022, $163,596 and $284,980, respectively, was capitalized into inventory costs.

Property and equipment – Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives. Land improvements are depreciated over 15 to 30 years. Winery buildings are depreciated over 30 years. Equipment is depreciated over 3 to 15 years, depending on the classification of the asset. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life. Depreciation is discussed further in Note 4.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2023 and 2022.

Income taxes – Income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are estimated using the asset and liability approach, whereby, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company’s assets and liabilities.

The Company had no unrecognized tax benefits as of December 31, 2023 or 2022. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2023 and 2022 were not material.

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon and California. The Company may be subject to examination by the IRS for tax years 2020 through 2023. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2019 through 2023. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable, and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2023, the Company has recorded deferred revenue in the amount of $490,523, which is included in unearned revenue on the balance sheet. As of December 31, 2022, and December 31, 2021, the Company has recorded deferred revenue in the amount of $335,431 and $255,376, respectively, which is included in unearned revenue on the balance sheet. Gift cards that have been issued but not used are also treated as unearned revenue and were $1,480,138 as of December 31, 2023. Gift cards that have been issued but not used are also treated as unearned revenue and were $1,106,970 and $682,881 as of December 31, 2022 and 2021, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2023 and 2022, the Company recorded incentive program expenses of $1,057,198 and $1,333,396, respectively, as a reduction in sales on the Statements of Operations. As of December 31, 2023, and 2022, the Company has recorded an incentive program liability in the amount of $54,003 and $111,398, respectively, which is included in accrued expenses on the balance sheets. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2023 and 2022, advertising costs incurred were $393,859 and $340,427 respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2023 and 2022, these costs, which are included in selling, general and administrative expenses were, $93,272 and $87,996, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in net sales. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2023 and 2022, shipping and handling costs incurred were $723,787 and $681,975 respectively.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision, which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2023 and 2022, excise taxes incurred were $431,714 and $312,103 respectively.

Loss per common share after preferred dividends – loss per share is computed based on the weighted-average number of common shares outstanding each year.

Leases – We determine if an arrangement is a lease at inception. On our balance sheets, our operating leases are included in Operating lease right of use (“ROU”) assets, Current portion of lease liabilities and Lease liabilities, net of current portion. The Company does not currently have any finance leases. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in May 2019 issued ASU 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”). Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on all relevant information, such as historical experience, current conditions, and reasonable and supportable forecasts that could impact the collectability of the amounts.

The Company adopted Topic 326 effective January 1, 2023, using the modified retrospective approach. No cumulative effect adjustment was required to opening retained earnings. The Company measures expected credit losses of financial assets based on historical loss and other information available to management. These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from accounts receivable to present the net amount expected to be collected on the financial assets in the balance sheet. As of December 31, 2023, no change to allowance for credit losses was deemed necessary.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for credit losses of $10,000 at December 31, 2023 and 2022.

Changes in the allowance for credit losses are as follows:

	Year ended December 31,
	2023	2022
Beginning of year	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

End of year	$10,000	$10,000

NOTE 3 – INVENTORIES

Inventory consists of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Winemaking and packaging materials	$1,113,170	$1,162,850
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	15,952,118	12,047,579
Finished goods (bottled wine and related products)	11,249,491	8,991,070

Total inventories	$28,314,779	$22,201,499

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Construction in progress	$639,840	$2,037,128
Land, improvements and other buildings	14,491,827	14,491,827
Winery buildings and tasting rooms	43,991,586	40,806,365
Equipment	20,103,535	18,805,695

	79,226,788	76,141,015

Accumulated depreciation	(25,857,151)	(22,593,770)

Property and equipment, net	$53,369,637	$53,547,245

Depreciation expense was $3,263,381 and $2,030,921 during the years ended December 31, 2023, and 2022, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the credit agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%, and an outstanding line of credit balance of $166,617 at December 31, 2022, at an interest rate of 6.5%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2023, the Company was out of compliance with a debt covenant. The Company has received a waiver from Umqua Bank waiving this violation until the next measurement date of December 31, 2024.

NOTE 6 – NOTES PAYABLE

In February of 2017, the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2023 and 2022, the Company had a balance of $1,100,735 and $1,201,038, respectively, due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
AgWest Loan #4	$829,386	$972,941
AgWest Loan #5	3,736,324	4,089,713
AgWest loan #6	3,024,949	2,000,000
	7,590,659	7,062,654
Debt issuance costs	(105,989)	(119,237)
Current portion of long-term debt	(522,798)	(496,970)

	$6,961,872	$6,446,447

The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $7,590,659 and $7,062,654 as of December 31, 2023 and 2022, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base, which was 7.80% and 6.50% at December 31, 2023, and 2022, respectively, with interest due annually and principal at maturity on November 1, 2025.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2024	522,798
2025	3,574,920
2026	578,559
2027	608,636
2028	640,299
Thereafter	1,665,447

$7,590,659

The weighted-average interest rates on the aforementioned borrowings for the years ended December 31, 2023 and 2022, was 6.19% and 5.57% respectively.

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

The Company is authorized to issue 100,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2023 and November 2022, the Company declared a dividend on its Series A Redeemable Preferred stock and paid the dividend on December 31, 2023 and December 31, 2022 respectively. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2023 and 2022.

No stock compensation expense under this plan was recognized for the years ended December 31, 2023 and 2022. As of December 31, 2023, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2023	2022
Current tax expense:
Federal	$4,296	$34,120
State	36,702	2,263

	40,998	36,383

Deferred tax benefit:
Federal	(425,065)	(121,662)
State	(103,794)	(34,367)

	(528,859)	(156,029)

Total	$(487,861)	$(119,646)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	2.69%	3.60%
Permanent differences	-3.24%	-5.63%
State tax rate change	13.26%	1.13%
Prior year adjustments	-3.07%	-5.34%
Changes in tax rates and other	-1.71%	0.37%

	28.93%	15.13%

Permanent differences for the periods consist primarily of changes in non-deductible gifts, meals and entertainment as well as political contributions. Changes in tax rate are detailed above. The State tax rate change is related to a decrease in apportionable income to the States.

Net deferred tax assets and (liabilities) at December 31 consist of:

	December 31,
	2023	2022
Net operating losses	$1,246,963	$1,518,394
Various accruals and deferred timing differences	520,170	230,574
Prepaid expenses	(68,926)	(50,227)
Depreciation	(4,033,750)	(4,418,327)
Inventory	(576,075)	(720,891)
Net deferred tax liability	$(2,911,618)	$(3,440,477)

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense. The Company recognized no uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022.

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

As of December 31, 2023, the Company has federal net operating loss carryforward of approximately $4,944,891 that do not expire, state net operating loss carryforwards of approximately $3,512,997 which will start expiring in 2033.

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

The Company engages James Ellis a Board member for consulting services. The amount of this compensation was $9,446 in 2023 and $9,400 in 2022.

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

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first two five year extension has been exercised. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard and includes approximately 49 acres of producing vineyards.

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

In January 2018, the Company assumed a lease, through December 2022, for its Maison Bleue tasting room in Walla Walla, Washington. In January 2023, the Company entered into a new lease to December 2027 with one five year renewal option, and defined payments over the term of the lease. For right of use asset and liability calculations the Company has not included the renewal option.

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to the following years. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through February 2040.

In March 2021, the Company entered into a lease for 10 years, with two five-year renewal options for a retail wine facility in Vancouver, Washington. The lease defines the payments over the term of the lease and option periods. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through August 2041.

In February 2022, the Company entered into a lease for 10 years, with three five-year renewal options for a retail wine facility in Lake Oswego, Oregon. The lease defines the payments over the term of the lease and option periods. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through January 2042.

In May 2022, the Company entered into a lease for 10 years, with two five-year renewal options for a retail wine facility in Happy Valley, Oregon. The lease defines the payments over the term of the lease and option periods. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through May 2042.

In January 2023, the Company entered into a lease for 10 years, with three five-year renewal options for a retail wine facility in Bend, Oregon. The lease defines the payments over the term of the lease. For right of use asset and liability calculations the Company has assumed it will operate in this location for 10 years.

The following tables provide lease cost and other lease information:

	Year Ended December 31,
	2023	2022
Lease Cost
Operating Lease cost - Vineyards	$459,128	$459,128
Operating Lease cost - Other	879,930	690,924
Short-term lease cost	39,644	37,746
Total Lease Cost	$1,378,702	$1,187,798

Other information
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	456,949	450,026
Operating cash flows from operating leases - Other	836,465	437,091
Weighted-average remaining lease term - Operating leases (in years)	15.78	11.15
Weighted-average discount rate - Operating leases	7.87%	5.15%

Right-of-use assets obtained in exchange for new operating lease obligations were $3,674,710 and $3,369,363 for the years ended December 31 2023 and 2022, respectively.

In 2023, the Company concluded it was reasonably certain it would exercise the available extension options on certain leases as described above. As a result, a remeasurement of the lease liability was completed resulting in an increase to the right-of-use assets and lease liabilities in the amount of $2,979,145, which is included in the $3,674,710 disclosed above for the right-of-use assets obtained in exchange for new operating lease liabilities.

As of December 31, 2023, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2024	$1,340,543
2025	1,326,705
2026	1,299,824
2027	1,354,008
2028	1,339,747
Thereafter	14,912,964
Total minimal lease payments	21,573,791
Less present value adjustment	(9,720,625)
Operating lease liabilities	11,853,166
Less current lease liabilities	(450,452)
Lease liabilities, net of current portion	$11,402,714

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company purchased grapes amounting to $5,255,055 and $2,508,419 during the years ended December 31, 2023 and 2022, respectively. The Company had an outstanding balance due on grape purchase agreements of $2,446,233 and $1,208,673 as of December 31, 2023 and 2022, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2023, and 2022, there were $186,636 and $196,198 of contributions made by the Company to the Plan, respectively.

NOTE 14 – SALE OF PREFERRED STOCK

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the 2020 Form S-3, pursuant to which the Company sold an aggregate of 1,918,939 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $9,008,334 net of acquisition costs.

On July 1, 2022, the Company filed a new shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022 and September 1 2022, the Company filed with the SEC Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765 and up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729, respectively. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. On November 1, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 344,861 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,845,009. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of December, 31 2023 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,687,564 have been received under these offering as of December, 31 2023 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at December 31, 2023 and December 31, 2022 was $1,480,138 and $1,106,970, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2023 and 2022. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Sales, net	$20,518,872	$15,732,142	$18,617,242	$18,201,939	$-	$-	$39,136,114	$33,934,081
Cost of sales	6,159,109	4,710,457	10,419,877	10,409,528	-	-	16,578,986	15,119,985
Gross margin	14,359,763	11,021,685	8,197,365	7,792,411	-	-	22,557,128	18,814,096
Selling expenses	14,327,967	10,690,806	2,145,576	2,020,713	1,090,560	928,771	17,564,103	13,640,290
Contribution margin	$31,796	$330,879	$6,051,789	$5,771,698
Percent of sales	52.4%	46.4%	47.6%	53.6%
General and administrative expenses					6,200,227	5,720,224	6,200,227	5,720,224
Loss from operations							$(1,207,202)	$(546,418)

Direct sales include $69,924 and $97,652 of bulk wine and grape sales in the years ended December 31, 2023 and 2022, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 52.4% and 46.4% of total net sales for 2023 and 2022, respectively.

Net sales through distributors represented approximately 47.6% and 53.6% of total net sales for 2023 and 2022, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends
James W. Bernau (3)	Chairperson of the Board, CEO	70	I	2026
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	77	II	2024
John Ferry	Chief Financial Officer	58	NA	NA
James L. Ellis (3)	Director	79	III	2025
Sean M. Cary (2)	Director	50	I	2026
Stan G. Turel (1)(2)(3)(4)	Director	75	II	2024
Sarah Rose	Director	38	II	2024
Cara Pepper Day (1)	Director	45	III	2025

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

(4)	Member of the Capital Development Committee

All directors hold office until the end of their term’s respective annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by the Board and serve at the pleasure of the Board. The Board is divided into three groups (I, II, and III). Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected.

There are no family relationships among any of our current directors or executive officers. Set forth below is additional information about each director and executive officer of the Company.

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

Craig Smith, MBA, JD – Mr. Smith has served as a director since October 2007 and as Secretary since 2009. For over 20 years Mr. Smith served as the Vice President/Chief Financial Officer of Chemeketa Community College in Salem, Oregon. He was an Adjunct Professor at the Atkinson Graduate School of Management at Willamette University, as well as Managing Partner of Faler, Grove, Mueller & Smith, a large local CPA firm. He has served on many State of Oregon commissions and as the Board Chairperson for many of the local non-profit and educational institutions including the Salem Keizer School Board, Chemeketa Community College Board of Education, Oregon State Fair Council, Oregon Fair Dismissal Appeals Board, Mid-Willamette Valley Council of Governments, Oregon School Boards Association and the United Way. Now retired Mr. Smith was a member of the Oregon State Bar as well as a Certified public accountant. Mr. Smith’s qualifications to serve on the Company’s Board of Directors include his financial and accounting experience.

John Ferry – Mr. Ferry has served as Chief Financial Officer of the Company since September 2019, and served as President of Contact Industries, a wood products-based OEM supplier, from November 2014 until July 2019. He served as CFO of Lifeport Inc., a division of Sikorsky Aircraft, from April 2012 to November 2014. Further, he has served in senior financial leadership positions in various Aerospace-related industries dating back to 1996. Mr. Ferry has earned an Executive MBA from Bath University, in England, and a MA Hon’s degree in Accounts/Economics from Dundee University in Scotland.

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

Cara Pepper Day – Ms. Pepper Day joined the Board on July 16, 2022. She has spent the last 12 plus years in technology specific to beverage alcohol with GreatVines, Andavi Solutions, and Crafted ERP by Doozy Solutions. From February 2011 to May 2021, Ms. Pepper Day anchored the Sales and Success teams at GreatVines rising to Director of Customer Success. From May 2021 to November 2021 Ms. Pepper Day served as VP of Customer Success at Andavi Solutions. In November of 2021 Ms. Pepper Day joined the team at Crafted ERP by Doozy Solutions. Ms. Pepper Day holds a Bachelor of Arts degree from Linfield University in Mathematics. She was awarded the Willamette Valley Vineyards Bacchus Employee of the Year award in 2006. Ms. Pepper Day’s qualifications to serve on the Board include her breadth of sales, technology and beverage industry understanding and experience.

Sarah Rose –Ms. Rose joined the Board on July 16, 2022. Ms. Rose started her career at WVV as a marketing intern and worked in the tasting room during her time at Willamette University where she received a Bachelor of Arts in Anthropology. Ms. Rose has 15+ years of experience innovating and implementing marketing and event campaigns – including seven years (from 2015 – 2022) for Compass Group at Microsoft, where she was responsible for the customer experience including storytelling, events, and communications for 40,000+ Microsoft employees on the expansive Puget Sound campus. While she also spent some time working for a start-up (2023-2023), she has rejoined the food and hospitality industry once again at Compass Group at Amazon, responsible for the events, marketing and storytelling across the enterprise at Amazon. Ms. Rose is also on her local school’s PTA board in Communications. Ms. Rose’s qualifications to serve on the Board include her marketing, event, and hospitality expertise.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that except for one Form 4 that was filed late by Jim Bernau, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis for the year ended December 31, 2023.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is a “code of ethics” as defined by applicable SEC rules. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s web site, www.wvv.com. Amendments to the Company’s Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Company’s Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on the Company website. Any person may request a copy of the Company’s Code of Business Conduct and Ethics, at no cost, by writing to the Company at the following address:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2023 and December 31, 2022. No other executive officer of the Company received total compensation in 2023 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total
Bernau, James W.,
President, Chief Executive	2023	$321,236	$-	$-	$-	$-	$-	$87,638	$408,874
President, Chief Executive	2022	$300,222	$-	$-	$-	$-	$-	$91,981	$392,203
John Ferry
Chief Financial Officer	2023	$198,790	$-	$-	$-	$24,000	$-	$8,912	$231,702
Chief Financial Officer	2022	$188,749	$-	$-	$-	$23,000	$-	$8,470	$220,219

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988, as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012 (the “Bernau Employment Agreement”). Under the Bernau Employment Agreement, Mr. Bernau is paid an annual salary with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2023 bonus is calculated as a percentage of Company net income before taxes: 5% on the first $1.75 million of pre-tax income, and 7.5% on pre-tax net income over $1.75 million, not to exceed his current yearly base salary. Additionally, Mr. Bernau participates in the Company’s employer-sponsored 401(k) plan. Pursuant to the Bernau Employment Agreement, the Company provides Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Estate Winery. The Bernau Employment Agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

Ferry Employment Agreement – The Company and Mr. Ferry are parties to an employment agreement dated September 11, 2019 (the “Ferry Employment Agreement”). Under the Ferry Employment Agreement, Mr. Ferry is paid an annual salary that is both reviewed and subject to adjustment annually. Mr. Ferry is also eligible to receive an annual performance-based incentive payment that is reviewed and subject to adjustment. Mr. Ferry is also due a retention payment of $150,000 if he is with the Company through April 30, 2026.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards or other equity awards held by our named executive officers outstanding as of December 31, 2023.

Potential Payments Upon Termination or Change In Control

In the event of a change in control of the Company, Mr. Ferry would be entitled to receive one year’s salary.

Director Compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2023:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
James L. Ellis	$2,150	-	-	-	-	$9,446	$11,596
Sean M. Cary	2,050	-	-	-	-	-	2,050
Craig Smith	2,000	-	-	-	-	-	2,000
Stan G. Turel	2,300	-	-	-	-	-	2,300
Leslie Copland(1)	650	-	-	-	-	-	650
Sarah Rose	1,416	-	-	-	-	-	1,416
Cara Pepper Day	1,566	-	-	-	-	-	1,566

(1) Leslie Copeland resigned from the Board on July 17, 2023.

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the Board’s level. The members of the Board received cash compensation for their service on the Board in 2023 and are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

In January 2009, the Board, upon the recommendation of the Compensation Committee, who had sought outside counsel regarding revision of the Company’s Board compensation plan, adopted the final version of the revised WVV Board Member Compensation Plan (the “Board Compensation Plan”). The Board Compensation Plan was updated at the Board meeting in February 2024 (the “Revised Plan”). Under the terms of the Revised Plan, any Board member may elect not to receive any or all of the compensation components. The Board also reserved the right to suspend this plan at any time based on prevailing economic conditions and their impact on the Company. The Revised Plan stipulates that each director receive: (i) a $1,000 yearly stipend for service on the Board; (ii) $500 per Board meeting; and (iii) $200 per committee meeting.

Policies and Practices for Granting Certain Equity Awards

As noted below, we do not have any active equity compensation plans, and no options or other equity awards are outstanding. We do not currently have any plans to issue any such awards. If and when we begin issuing such awards, we will take precautions reasonably designed to ensure we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any active equity compensation plans, and no options or other equity awards are outstanding.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 26, 2024 by: (i) each person who beneficially owns more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares	Beneficial	Beneficial
	Shares Outstanding		Beneficially	Ownership	Ownership
	Stock		Owned (1)	Denominator	Percent

James W. Bernau, President/CEO, Chair of the Board	362,202		7.3%	4,964,529	7.3%

John Ferry, CFO	-		**	4,964,529	0.0%

James L. Ellis, Director	19,865		**	4,964,529	0.4%

Sean M. Cary, Director	5,200		**	4,964,529	0.1%

Stan G. Turel, Director	12,192		**	4,964,529	0.2%

Craig Smith, Director	1,500		**	4,964,529	0.0%

Sarah Rose, Director	-		**	4,964,529	0.0%

Cara Pepper Day, Director	2,000		**	4,964,529	0.0%

Christopher Riccardi	385,485	(2)	7.8%	4,964,529	7.8%
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%	4,964,529	6.8%
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (8 persons)	402,959		8.1%	4,964,529	8.1%

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated based on 4,964,529 shares of Common Stock outstanding as of March 26, 2024. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

(3)	Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2023 or 2022 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2023	2022

Audit fees (1)	$317,100	$245,500
Tax fees (2)	61,585	99,195
	$378,685	$344,695

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and other audit related, 401k plan audit, review of prospectus supplement and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning.

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by Moss Adams LLP were pre-approved by the audit committee.

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

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

4.1	Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

4.2	Description of Common Stock (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 [File No. 001-37610])

10.1	Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2	Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3	Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

97.1	Clawback Policy (Filed herewith)

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, furnished electronically herewith, and formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements. (Filed herewith)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because: (i) they are not required; (ii) they are not applicable; or (iii) the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 26, 2024
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 26, 2024
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 26, 2024
James L. Ellis

/s/ Craig Smith	Director	March 26, 2024
Craig Smith

/s/ Stan G. Turel	Director	March 26, 2024
Stan G. Turel

/s/ Sean M. Cary	Director	March 26, 2024
Sean M. Cary

/s/ Sarah Rose	Director	March 26, 2024
Sarah Rose

/s/ Cara Pepper Day	Director	March 26, 2024
Cara Pepper Day