Form 10-Q
period 2024-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2024-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of common stock outstanding as of May 13, 2024: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$256,472	$238,482
Accounts receivable, net	3,211,644	2,994,829
Inventories	28,881,664	28,314,779
Prepaid expenses and other current assets	507,758	522,854
Income tax receivable	333,359	121,959
Total current assets	33,190,897	32,192,903

Other assets	13,824	13,824
Vineyard development costs, net	8,686,472	8,704,352
Property and equipment, net	53,009,801	53,369,637
Operating lease right of use assets	11,287,131	11,427,433

TOTAL ASSETS	$106,188,125	$105,708,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,953,128	$2,026,352
Accrued expenses	1,779,337	1,482,254
Investor deposits for preferred stock	-	718,857
Bank overdraft	522,521	393,416
Line of credit	3,320,928	2,684,982
Note payable	1,074,712	1,100,735
Current portion of long-term debt	529,463	522,798
Current portion of lease liabilities	459,290	450,452
Unearned revenue	1,939,956	1,970,661
Grapes payable	-	2,446,233
Total current liabilities	11,579,335	13,796,740

Long-term debt, net of current portion and debt issuance costs	9,330,046	6,961,872
Lease liabilities, net of current portion	11,284,367	11,402,714
Deferred income taxes	2,911,618	2,911,618
Total liabilities	35,105,366	35,072,944

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $43,057,405, at March 31, 2024 and 10,046,833 shares issued and outstanding, liquidation preference $41,694,357, at December 31, 2023.	43,920,572	42,388,036
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	8,512,489	8,512,489
Retained earnings	18,649,698	19,734,680
Total shareholders’ equity	71,082,759	70,635,205

LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,188,125	$105,708,149

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2024	2023
SALES, NET	$8,803,080	$8,308,940
COST OF SALES	3,530,358	3,830,477

GROSS PROFIT	5,272,722	4,478,463

OPERATING EXPENSES:
Sales and marketing	4,027,782	3,983,580
General and administrative	1,847,517	1,469,833
Total operating expenses	5,875,299	5,453,413

LOSS FROM OPERATIONS	(602,577)	(974,950)

OTHER INCOME (EXPENSE)
Interest expense	(229,687)	(124,422)
Other income, net	98,052	73,586

LOSS BEFORE INCOME TAXES	(734,212)	(1,025,786)

INCOME TAX BENEFIT	212,407	280,963

NET LOSS	(521,805)	(744,823)

Accrued preferred stock dividends	(563,177)	(511,719)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,084,982)	$(1,256,542)

Loss per common share after preferred dividends, basic and diluted	$(0.22)	$(0.25)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(521,805)	(521,805)

Balance at March 31, 2024	10,239,573	$43,920,572	4,964,529	$8,512,489	$18,649,698	$71,082,759

	Three-Month Period Ended March 31, 2023
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934

Issuance of preferred stock, net	118,322	550,254	-	-	-	550,254

Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-

Net loss	-	-	-	-	(744,823)	(744,823)

Balance at March 31, 2023	9,303,988	$39,931,048	4,964,529	$8,512,489	$21,723,828	$70,167,365

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(521,805)	$(744,823)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	833,510	767,393
Non-cash lease expense	140,302	205,775
Loan fee amortization	3,312	3,312
Change in operating assets and liabilities:
Accounts receivable	(216,815)	1,096,856
Inventories	(566,885)	(368,046)
Prepaid expenses and other current assets	15,096	(141,355)
Income tax receivable	(211,400)	(261,508)
Unearned revenue	(30,705)	(60,415)
Lease liabilities	(109,509)	(179,888)
Grapes payable	(2,446,233)	(1,208,673)
Accounts payable	(198,720)	(287,113)
Accrued expenses	297,083	(101,447)
Net cash from operating activities	(3,012,769)	(1,279,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(23,644)	(19,232)
Additions to property and equipment	(306,654)	(1,480,944)
Net cash from investing activities	(330,298)	(1,500,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(26,023)	(24,519)
Proceeds from bank overdraft	129,105	316,339
Proceeds from line of credit	635,946	1,011,461
Payment on long-term debt	(128,473)	(110,252)
Proceeds from long-term debt	2,500,000	1,000,000
Proceeds from issuance of preferred stock	250,502	402,743
Net cash from financing activities	3,361,057	2,595,772

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,990	(184,336)

CASH AND CASH EQUIVALENTS, beginning of period	238,482	338,676

CASH AND CASH EQUIVALENTS, end of period	$256,472	$154,340

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$194,351	$4,015
Reduction in investor deposits for preferred stock	$718,857	$147,511
Accrued preferred stock dividends	$563,177	$511,719
Right of use assets obtained in exchange for operating lease liabilities	$-	$695,565

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2024	2023
Numerator

Net loss	$(521,805)	$(744,823)
Accrued preferred stock dividends	(563,177)	(511,719)

Net loss applicable to common shareholders	$(1,084,982)	$(1,256,542)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.22)	$(0.25)

Subsequent to the filing of the 2023 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2024	December 31, 2023
Winemaking and packaging materials	$1,757,981	$1,113,170
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	15,417,269	15,952,118
Finished goods (bottled wine and related products)	11,706,414	11,249,491

Total inventories	$28,881,664	$28,314,779

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2024	December 31, 2023
Construction in progress	$912,895	$639,840
Land, improvements, and other buildings	14,491,827	14,491,827
Winery buildings and tasting rooms	44,112,526	43,991,586
Equipment	20,141,690	20,103,535

	79,658,938	79,226,788

Accumulated depreciation	(26,649,137)	(25,857,151)

Property and equipment, net	$53,009,801	$53,369,637

Depreciation expense for the three months ended March 31, 2024 and 2023 was $791,986 and $726,564, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $3,320,928 at March 31, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2024, the Company had a balance of $1,074,712 due on this note. As of December 31, 2023, the Company had a balance of $1,100,735 due on this note.

Long-Term Debt – The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $9,962,186 and $7,590,659 as of March 31, 2024 and December 31, 2023, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base, which was 7.80% at March 31, 2024, and December 31, 2023, respectively, with interest due annually and principal at maturity on November 1, 2025.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2024	394,325
2025	6,074,920
2026	578,559
2027	608,636
2028	640,299
Thereafter	1,665,447

$9,962,186

As of March 31, 2024, the Company had unamortized debt issuance costs of $102,677. As of December 31, 2023, the Company had unamortized debt issuance costs of $105,989.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero in income taxes for the three months ended March 31, 2024, and received $19,456 in income tax refunds for the three months ended March 31, 2023.

Interest – The Company paid $134,979 and $93,805 for the three months ended March 31, 2024 and 2023, respectively, in interest on long-term debt, line of credit and the bank overdraft.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three months ended March 31, 2024 and 2023. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Sales, net	$4,286,156	$4,071,649	$4,516,924	$4,237,291	$-	$-	$8,803,080	$8,308,940
Cost of Sales	1,295,145	1,289,933	2,235,213	2,540,544	-	-	3,530,358	3,830,477
Gross Profit	2,991,011	2,781,716	2,281,711	1,696,747	-	-	5,272,722	4,478,463
Selling and Marketing Expenses	3,263,381	3,214,501	504,424	531,741	259,977	237,338	4,027,782	3,983,580
Contribution Margin	$(272,370)	$(432,785)	$1,777,287	$1,165,006
Percent of Sales	48.7%	49.0%	51.3%	51.0%
General and Administration Expenses					1,847,517	1,469,833	1,847,517	1,469,833
Loss from Operations							$(602,577)	$(974,950)

Direct sales include zero bulk wine sales in the three months ended March 31, 2024 compared to $10,000 bulk wine sales in the three months ended March 31, 2023.

7) SALE OF PREFERRED STOCK

On June 11, 2021, the Company filed with the SEC an additional Prospectus Supplement to the 2020 Form S-3, pursuant to which the Company sold an aggregate of 1,918,939 shares of its Series A Redeemable Preferred Stock for aggregate proceeds of $9,008,334 net of acquisition costs.

On July 1, 2022, the Company filed a new shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. On August 1, 2022 and September 1 2022, the Company filed with the SEC Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 213,158 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,097,765 and up to 284,995 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,467,729, respectively. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in three offering periods with three separate offering prices beginning with an offering price of $5.15 per share and concluding with an offering of $5.35 per share. On October 3, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 233,564 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,226,211. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $5.25 per share and concluding with an offering of $5.35 per share. On November 1, 2022, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 344,861 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,845,009. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of March 31, 2024 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $5.35 per share. Net proceeds of $3,938,066 have been received under these offering as of March 31, 2024 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at March 31, 2024 and December 31, 2023 was $1,099,872 and $1,480,138, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

8) LEASES

We determine if an arrangement is a lease at inception. On our condensed balance sheets, our operating leases are included in Operating lease right-of-use assets (ROU), Current portion of lease liabilities, and Lease liabilities, net of current portion. The Company does not currently have any finance leases.

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

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first two five year extensions have been exercised. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard and includes approximately 49 acres of producing vineyards.

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

In March 2017, the Company entered into a 25-year lease for approximately 17 acres of agricultural land in Dundee, Oregon. This lease contains an annual payment that remains constant throughout the term of the lease. This property is referred to as part of Bernau Estate Vineyard and includes 9 acres of producing vineyards.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Lease Cost
Operating lease cost - Vineyards	$114,782	$114,782
Operating lease cost - Other	250,640	219,982
Short-term lease cost	8,427	3,575
Total lease cost	$373,849	$338,339

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$115,266	$113,921
Operating cash flows from operating leases - Other	$219,363	$194,955
Weighted-average remaining lease term - Operating leases in years	15.59	10.81
Weighted-average discount rate - Operating leases	7.88%	5.36%

Right-of-use assets obtained in exchange for new operating lease obligations were zero and $695,565 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2024	$1,005,731
2025	1,326,705
2026	1,299,824
2027	1,354,008
2028	1,339,747
Thereafter	14,912,964
Total minimal lease payments	21,238,979
Less present value adjustment	(9,495,322)
Operating lease liabilities	11,743,657
Less current lease liabilities	(459,290)
Lease liabilities, net of current portion	$11,284,367

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, and the reduction in consumer demand for premium wines. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Such policies were unchanged during the three months ended March 31, 2024.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and the opening of new locations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 14,385 new preferred stockholders many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new stockholders represent approximately 21,577 current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities.

The Company sold 43,208 and 42,387 cases of produced wine during the three months ended March 31, 2024 and 2023, respectively, an increase of 821 cases, or 2.0% in the current year period over the prior year period.  The increase in wine case sales was primarily the result of having more locations and more availability of some vintages in the quarter when compared to the prior year period.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2024, wine inventory included 147,351 cases of bottled wine and 658,454 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 57,908 cases during the three months ended March 31, 2024.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

James Suckling rated the Company’s 2021 Elton Pinot Noir 92 points and the 2021 Signature Cuvée Pinot Noir 91 points. He also rated the Company’s 2021 Estate Pinot Noir 91 points, Dijon Clone Chardonnay 91 points and the 2022 Pinot Gris 90 points.

Owen Bargreen rated the Company’s 2020 Domaine Willamette Méthode Traditionnelle Brut Rosé, 2022 Tualatin Estate Chardonnay, 2021 Mètis Red Blend and 2022 Dry Riesling all 92 points. Bargreen also scored the 2022 Dry Gewürztraminer at 91 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2024 and 2023 was $8,803,080 and $8,308,940, respectively, an increase of $494,140, or 5.9%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $214,507 and an increase in revenues from shipments to distributors of $279,633 in the current year’s three-month period over the same period in the prior year. The increase in direct sales to consumers was primarily the result of higher wine club revenues and having an additional tasting room open in 2024 when compared to 2023. The increase in revenue from the distributors was primarily attributed to higher prices in the current year three-month period over the same period in the prior year.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 and 2023 was $3,530,358 and $3,830,477, respectively, a decrease of $300,119, or 7.8%, in the current period over the prior year period. This change was primarily the result of the change in the mix of products sold in the first quarter of 2024 when compared to the same quarter in 2023.

Gross Profit

Gross profit for the three months ended March 31, 2024 and 2023 was $5,272,722 and $4,478,463, respectively, an increase of $794,259, or 17.7%, in the first quarter of 2024 over the same quarter in the prior year. This increase was primarily the result of a combination of an increase in direct sales combined with higher margins from our sales through distributors in the first three months of the current year compared to the same period in 2023.

Gross profit as a percentage of net sales for the three months ended March 31, 2024 and 2023 was 59.9% and 53.9%, respectively, an increase of 6.0 percentage points in the current quarter over the same quarter in the prior year. The increase was primarily the result of the higher prices charged for our products sold through distributors in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 was $5,875,299 and $5,453,413, respectively, an increase of $421,886, or 7.7%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $44,202, or 1.1% and an increase in general and administrative expenses of $377,684, or 25.7% in the current quarter compared to the same quarter last year. Selling expenses increased in 2024 compared to 2023 primarily as a result of having an additional tasting room location in 2024. General and administrative expenses increased in the first quarter of 2024 compared to the same quarter of 2023 primarily as a result of higher legal costs.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was $229,687 and $124,422, respectively, an increase of $105,265 or 84.6%, in the first quarter of 2024 over the same quarter in the prior year. The increase in interest expense for the first quarter was primarily the result of higher debt and higher interest rates compared to the first quarter of 2023.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2024 and 2023 was $212,407 and $280,963, respectively, a decrease of $68,556 or 24.4%, in the first quarter of 2024 over the same quarter in the prior year, primarily as a result of a lower pre-tax loss in the first quarter of 2024, compared to the same quarter in 2023. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2024 and 2023 was 28.9% and 27.4% respectively.

Net Loss

Net loss for the three months ended March 31, 2024 and 2023 was $521,805 and $744,823, respectively, a decrease of $223,018, or 29.9%, in the first quarter of 2024 over the same quarter in the prior year. The decrease in net loss for the first quarter of 2024, compared to the comparable period in 2023, was primarily the result of higher prices of products sold in 2024.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2024 and 2023 was $1,084,982 and $1,256,542, respectively, a decrease of $171,560, or 13.7%, in the first quarter of 2024 over the same quarter in the prior year. The decrease in loss applicable to common shareholders in the first quarter of 2024, compared to the same period of 2023, was the result of a lower net loss being partially offset by a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At March 31, 2024, the Company had a working capital balance of $21.6 million and a current working capital ratio of 2.87:1.

At March 31, 2024, the Company had a cash balance of $256,472. At December 31, 2023, the Company had a cash balance of $238,482.

Total cash used for operating activities in the three months ended March 31, 2024 was $3,012,769. Cash used in operating activities for the three months ended March 31, 2024 was primarily associated with reduced grapes payable and increased inventories, being partially offset by depreciation and amortization.

Total cash used in investing activities in the three months ended March 31, 2024 was $330,298. Cash used in investing activities for the three months ended March 31, 2024 consisted of cash used on property and equipment and vineyard development costs.

Total cash generated from financing activities in the three months ended March 31, 2024 was $3,361,057. Cash generated from financing activities for the three months ended March 31, 2024 primarily consisted of proceeds from the issuance of Preferred Stock and proceeds from the line of credit and long-term debt, being partially offset by the repayment of long-term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $3,320,928 at March 31, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

As of March 31, 2024, the Company had a 15-year installment note payable of $1,074,712, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2024, the Company had a total long-term debt balance of $9,962,186, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $102,677. As of December 31, 2023, the Company had a total long-term debt balance of $7,590,659, exclusive of debt issuance costs of $105,989.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022.

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2024	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)