Form 10-Q
period 2024-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2024-08-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of common stock outstanding as of August 13, 2024: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$279,807	$238,482
Accounts receivable, net	3,406,955	2,994,829
Inventories	29,492,568	28,314,779
Prepaid expenses and other current assets	295,961	522,854
Income tax receivable	258,583	121,959
Total current assets	33,733,874	32,192,903

Other assets	13,824	13,824
Vineyard development costs, net	8,748,040	8,704,352
Property and equipment, net	52,868,519	53,369,637
Operating lease right of use assets	11,149,416	11,427,433

TOTAL ASSETS	$106,513,673	$105,708,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,987,373	$2,026,352
Accrued expenses	2,010,175	1,482,254
Investor deposits for preferred stock	-	718,857
Bank overdraft	744,332	393,416
Line of credit	2,334,415	2,684,982
Note payable	1,049,587	1,100,735
Current portion of long-term debt	536,212	522,798
Current portion of lease liabilities	467,839	450,452
Unearned revenue	1,832,168	1,970,661
Grapes payable	-	2,446,233
Total current liabilities	10,962,101	13,796,740

Long-term debt, net of current portion and debt issuance costs	10,197,052	6,961,872
Lease liabilities, net of current portion	11,164,165	11,402,714
Deferred income taxes	2,911,618	2,911,618
Total liabilities	35,234,936	35,072,944

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $43,620,654, at June 30, 2024 and 10,046,833 shares issued and outstanding, liquidation preference $41,694,357, at December 31, 2023.	44,483,821	42,388,036
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	8,512,489	8,512,489
Retained earnings	18,282,427	19,734,680
Total shareholders’ equity	71,278,737	70,635,205

LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,513,673	$105,708,149

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
SALES, NET	$10,332,358	$10,726,243	$19,135,438	$19,035,183
COST OF SALES	3,860,668	4,475,665	7,391,026	8,306,142

GROSS PROFIT	6,471,690	6,250,578	11,744,412	10,729,041

OPERATING EXPENSES
Sales and marketing	4,338,171	4,350,043	8,365,953	8,333,623
General and administrative	1,596,613	1,591,696	3,444,130	3,061,529
Total operating expenses	5,934,784	5,941,739	11,810,083	11,395,152

INCOME (LOSS) FROM OPERATIONS	536,906	308,839	(65,671)	(666,111)

OTHER INCOME (EXPENSE)
Interest expense, net	(263,694)	(164,610)	(493,381)	(289,032)
Other income, net	2,541	5,135	100,593	78,721

INCOME (LOSS) BEFORE INCOME TAXES	275,753	149,364	(458,459)	(876,422)

INCOME TAX (EXPENSE) BENEFIT	(79,775)	(40,911)	132,632	240,052

NET INCOME (LOSS)	195,978	108,453	(325,827)	(636,370)

Accrued preferred stock dividends	(563,249)	(511,720)	(1,126,426)	(1,023,439)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(367,271)	$(403,267)	$(1,452,253)	$(1,659,809)

Loss per common share after preferred dividends, basic and diluted	$(0.07)	$(0.08)	$(0.29)	$(0.33)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(521,805)	(521,805)

Balance at March 31, 2024	10,239,573	43,920,572	4,964,529	8,512,489	18,649,698	71,082,759

Preferred stock dividends accrued	-	563,249	-	-	(563,249)	-

Net income	-	-	-	-	195,978	195,978

Balance at June 30, 2024	10,239,573	$44,483,821	4,964,529	$8,512,489	$18,282,427	$71,278,737

	Six-Month Period Ended June 30, 2023
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934

Issuance of preferred stock, net	118,322	550,254	-	-	-	550,254

Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-

Net loss	-	-	-	-	(744,823)	(744,823)

Balance at March 31, 2023	9,303,988	39,931,048	4,964,529	8,512,489	21,723,828	70,167,365

Preferred stock dividends accrued	-	511,720	-	-	(511,720)	-

Net income	-	-	-	-	108,453	108,453

Balance at June 30, 2023	9,303,988	$40,442,768	4,964,529	$8,512,489	$21,320,561	$70,275,818

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,827)	$(636,370)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,666,003	1,541,272
Non-cash lease expense	278,017	405,669
Loan fee amortization	6,624	6,624
Change in operating assets and liabilities:
Accounts receivable	(412,126)	1,009,503
Inventories	(1,177,789)	(550,349)
Prepaid expenses and other current assets	226,893	647
Income taxes receivable	(136,624)	(220,604)
Unearned revenue	(138,493)	(179,516)
Lease liabilities	(221,162)	(376,469)
Grapes payable	(2,446,233)	(1,208,673)
Accounts payable	(59,276)	7,590
Accrued expenses	527,921	53,254
Net cash from operating activities	(2,212,072)	(147,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(126,735)	(203,909)
Additions to property and equipment	(1,061,541)	(1,905,988)
Net cash from investing activities	(1,188,276)	(2,109,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(51,148)	(49,405)
Proceeds from bank overdraft	350,916	-
Proceeds from line of credit	(350,567)	1,339,176
Payments on long-term debt	(258,030)	(245,691)
Proceeds from long-term debt	3,500,000	1,025,000
Proceeds from issuance of preferred stock	250,502	402,743
Net cash from financing activities	3,441,673	2,471,823

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,325	214,504

CASH AND CASH EQUIVALENTS, beginning of period	238,482	338,676

CASH AND CASH EQUIVALENTS, end of period	$279,807	$553,180

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$89,152	$377,991
Reduction in investor deposits for preferred stock	$718,857	$147,511
Accrued preferred stock dividends	$1,126,426	$1,023,439
Right of use assets obtained in exchange for operating lease liabilities	$-	$1,090,735

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator

Net income (loss)	$195,978	$108,453	$(325,827)	$(636,370)
Accrued preferred stock dividends	(563,249)	(511,720)	(1,126,426)	(1,023,439)

Net loss applicable to common shares	$(367,271)	$(403,267)	$(1,452,253)	$(1,659,809)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.07)	$(0.08)	$(0.29)	$(0.33)

Subsequent to the filing of the 2023 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2024	December 31, 2023
Winemaking and packaging materials	$1,832,683	$1,113,170

Work-in-process (costs relating to unprocessed and/or unbottled wine products)	14,081,808	15,952,118
Finished goods (bottled wine and related products)	13,578,077	11,249,491

Total inventories	$29,492,568	$28,314,779

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2024	December 31, 2023
Construction in progress	$779,587	$639,840
Land, improvements, and other buildings	14,992,965	14,491,827
Winery, tasting room buildings, and hospitality center	44,112,526	43,991,586
Equipment	20,423,548	20,103,535

	80,308,626	79,226,788

Accumulated depreciation	(27,440,107)	(25,857,151)

Property and equipment, net	$52,868,519	$53,369,637

Depreciation expense for the three months ended June 30, 2024 and 2023 was $790,970 and $744,048, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1,582,956 and $1,459,612, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,334,415 at June 30, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2024, the Company had a balance of $1,049,587 due on this note. As of December 31, 2023, the Company had a balance of $1,100,735 due on this note.

Long-Term Debt – The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $10,832,629 and $7,590,659 as of June 30, 2024 and December 31, 2023, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The third loan bears interest at Northwest Variable base, which was 7.80% at June 30, 2024, and December 31, 2023, respectively, with interest due annually and principal at maturity on November 1, 2025.

As of June 30, 2024, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2024	264,718
2025	7,074,971
2026	578,559
2027	608,636
2028	640,299
Thereafter	1,665,446

$10,832,629

As of June 30, 2024, the Company had unamortized debt issuance costs of $99,365. As of December 31, 2023, the Company had unamortized debt issuance costs of $105,989.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero in income taxes for the three months ended June 30, 2024 and 2023, respectively. The Company paid zero in income taxes for the six months ended June 30, 2024 and received $19,456 in income tax refunds for the six months ended June 30, 2023.

Interest – The Company paid $129,539 and $92,379 for the three months ended June 30, 2024 and 2023, respectively, in interest on short and long-term debt. The Company paid $264,518 and $186,184 for the six months ended June 30, 2024 and 2023, respectively, in interest on short and long-term debt.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ended June 30, 2024 and 2023. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Sales, net	$5,721,172	$5,517,998	$4,611,186	$5,208,245	$-	$-	$10,332,358	$10,726,243
Cost of sales	1,608,422	1,587,834	2,252,246	2,887,831	-	-	3,860,668	4,475,665
Gross profit	4,112,750	3,930,164	2,358,940	2,320,414	-	-	6,471,690	6,250,578
Selling expenses	3,596,924	3,563,771	505,367	538,762	235,880	247,510	4,338,171	4,350,043
Contribution margin	$515,826	$366,393	$1,853,573	$1,781,652
Percent of total sales	55.4%	51.4%	44.6%	48.6%
General and administration expenses					1,596,613	1,591,696	1,596,613	1,591,696
Income from operations							$536,906	$308,839

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Sales, net	$10,007,328	$9,589,646	$9,128,110	$9,445,537	$-	$-	$19,135,438	$19,035,183
Cost of sales	2,903,567	2,877,767	4,487,459	5,428,375	-	-	7,391,026	8,306,142
Gross profit	7,103,761	6,711,879	4,640,651	4,017,162	-	-	11,744,412	10,729,041
Selling expenses	6,860,305	6,778,273	1,009,792	1,070,503	495,856	484,847	8,365,953	8,333,623
Contribution margin (deficit)	$243,456	$(66,394)	$3,630,859	$2,946,659
Percent of total sales	52.3%	50.4%	47.7%	49.6%
General and administration expenses					3,444,130	3,061,529	3,444,130	3,061,529
Loss from operations							$(65,671)	$(666,111)

There were no bulk wine sales for the three months ended June 30, 2024 and June 30, 2023. There were no bulk wine sales for the six months ended June 30, 2024 and $10,000 of bulk wine sales included in direct sales for the six months ended June 30, 2023.

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed and aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of June 30, 2024 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offering as of June 30, 2024 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at June 30, 2024 and December 31, 2023 was $953,072 and $1,480,138, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following tables provide lease cost and other lease information:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Lease Cost
Operating lease cost - Vineyards	$229,564	$229,564
Operating lease cost - Other	496,980	439,965
Short-term lease cost	18,527	18,800
Total lease cost	$745,071	$688,329

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$230,964	$228,264
Operating cash flows from operating leases - Other	$388,941	$404,201
Weighted-average remaining lease term - Operating leases in years	15.39	10.52
Weighted-average discount rate - Operating leases	7.89%	5.48%

Right-of-use assets obtained in exchange for new operating lease obligations were zero and $1,090,735 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2024	$670,488
2025	1,326,705
2026	1,299,824
2027	1,354,008
2028	1,339,747
Thereafter	14,912,963
Total minimal lease payments	20,903,735
Less present value adjustment	(9,271,731)
Operating lease liabilities	11,632,004
Less current lease liabilities	(467,839)
Lease liabilities, net of current portion	$11,164,165

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Such policies were unchanged during the three months ended June 30, 2024.

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

The Company sold 91,102 and 96,269 cases of produced wine during the six months ended June 30, 2024 and 2023, respectively, a decrease of 5,167 cases, or 5.4% in the current year period over the prior year period. The decrease in wine case sales was primarily the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2024, wine inventory included 183,974 cases of bottled wine and 456,315 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 138,253 cases during the six months ended June 30, 2024.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The Estate in the Salem Hills clinched the award for the Best Wine Tasting Room in the country in USA Today’s 10 Best Readers’ Choice Awards. The company also received the award for #2 Best Wine Club in the nation.

Wine Enthusiast Magazine awarded the Company’s Willamette Valley Vineyards 2021 Bernau Block Pinot Noir 93 points and the 2022 Dijon Clone Chardonnay was also awarded 91 points.

Sunset International Wine Competition awarded Gold and 93 points to 2022 Estate Chardonnay, 2022 White Pinot Noir was also awarded Gold/Best of Class and 90 points.

James Suckling rated the 2021 Elton Chardonnay 91 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2024 and 2023 were $10,332,358 and $10,726,243, respectively, a decrease of $393,885, or 3.7%, in the current year period over the prior year period. This decrease was caused by a decrease in sales through distributors of $597,059 partly offset by an increase in direct sales of $203,174 in the current year three-month period over the prior year period. The decrease in revenue from sales through distributors was primarily related to lower case sales in this market. The increase in direct sales to consumers was primarily the result of opening a new tasting room in late 2023. Sales revenue for the six months ended June 30, 2024 and 2023 were $19,135,438 and $19,035,183, respectively, an increase of $100,255, or 0.5%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $417,682 partly offset by a decrease in revenues from sales through distributors of $317,427 in the current year period over the prior year period. The increase in revenues from direct sales to consumers was primarily the result of an extra tasting room in the current year. The decrease in sales through distributors was primarily the result of a decrease in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended June 30, 2024 and 2023 were $3,860,668 and $4,475,665, respectively, a decrease of $614,997, or 13.7%, in the current period over the prior year period. This change was primarily the result of fewer products sold in the current quarter compared to the same quarter last year. Cost of Sales for the six months ended June 30, 2024 and 2023 were $7,391,026 and $8,306,142, respectively, a decrease of $915,116 or 11.0%, in the current period over the prior year period. This change was primarily the result of a reduction in product sales in the first six months of 2024 when compared to the same period in 2023.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2024 and 2023 was 62.6% and 58.3%, respectively, an increase of 4.3 percentage points in the current year period over the prior year period, mostly as a result of higher prices charged for products compared to the same quarter of 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 and 2023 was 61.4% and 56.4%, respectively, an increase of 5.0 percentage points in the current year period over the prior year period. The increase was primarily the result of higher prices being charged for products and a higher percentage of sales coming from direct sales in the first six months of 2024 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 was $5,934,784 and $5,941,739 respectively, a decrease of $6,955, or 0.1%, in the current quarter over the same quarter in the prior year. This decrease was primarily the result of a decrease in selling and marketing expenses of $11,872, or 0.3% being partially offset by an increase in general and administrative expenses of $4,917, or 0.3% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2024 and 2023 was $11,810,083 and $11,395,152, respectively, an increase of $414,931, or 3.6%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling and marketing expenses of $32,330, or 0.4% combined with an increase in general and administrative expenses of $382,601, or 12.5% in the current year period compared to the same period in 2023. General and administrative expenses increased in the first six months of 2024 compared to the same period in the prior year primarily as a result of higher legal costs.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023 was $263,694 and $164,610, respectively, an increase of $99,084 or 60.2%, in the second quarter of 2024 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2024 and 2023 was $493,381 and $289,032, respectively, an increase of $204,349 or 70.7%, in the current year period over the prior year period. The increase in interest expense for the second quarter and first six months of 2024 was primarily the result of increased debt compared to the second quarter and first six months of 2023.

Income Taxes

The income tax expense for the three months ended June 30, 2024 and 2023 was $79,775 and $40,911, respectively, an increase of $38,864 or 95.0%, in the second quarter of 2024 over the same quarter in the prior year mostly as a result of the higher pre-tax income in the second quarter of 2024, compared to the same quarter in 2023. The Company’s estimated federal and state combined income tax rate was 28.9% and 27.4% for the three months ended June 30, 2024 and 2023, respectively. The income tax benefit for the six months ended June 30, 2024 and 2023 was $132,632 and $240,052, respectively, a decrease of $107,420 or 44.7% in the current year period over the prior year period, mostly a result of lower pre-tax loss in the first six months of 2024, compared to the same period in 2023. The Company’s estimated federal and state combined income tax rate was 28.9% and 27.4% for the six months ended June 30, 2024 and 2023, respectively.

Net Income (Loss)

Net income for the three months ended June 30, 2024 and 2023 was $195,978 and $108,453, respectively, an increase of $87,525, or 80.7%, in the second quarter of 2024 over the same quarter in the prior year. Net loss for the six months ended June 30, 2024 and 2023 was $325,827 and $636,370, respectively, a decrease of $310,543, or 48.8%, in the current year period over the prior year period. The increase in net income for the second quarter and decrease in net loss for the first half of 2024, compared to the comparable periods in 2023, was primarily the result of higher prices for products sold in 2024.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2024 and 2023 was $367,271 and $403,267, respectively, a decrease of $35,996, or 8.9%, in the second quarter of 2024 over the same quarter in the prior year. Net loss applicable to common shareholders for the six months ended June 30, 2024 and 2023 was $1,452,253 and $1,659,809, respectively, a decrease of $207,556, or 12.5%, in the current year period over the prior year period. The decrease in loss applicable to common shareholders in the second quarter and the first six months of 2024, compared to the same period of 2023, was the result of a lower net loss being partially offset by a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At June 30, 2024, the Company had a working capital balance of $22.8 million and a current working capital ratio of 3.08:1.

At June 30, 2024, the Company had a cash balance of $279,807. At December 31, 2023, the Company had a cash balance of $238,482.

Total cash used for operating activities in the six months ended June 30, 2024 was $2,212,072. Cash used in operating activities for the six months ended June 30, 2024 was primarily associated with reduced grapes payable and increased inventories, being partially offset by depreciation and amortization.

Total cash used in investing activities in the three months ended June 30, 2024 was $1,188,276. Cash used in investing activities for the six months ended June 30, 2024 consisted of cash used on property and equipment and vineyard development costs.

Total cash generated from financing activities in the six months ended June 30, 2024 was $3,441,673. Cash generated from financing activities for the six months ended June 30, 2024 primarily consisted of proceeds from the issuance of Preferred Stock and proceeds from long-term debt, being partially offset by the repayment of long-term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,334,415 at June 30, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

As of June 30, 2024, the Company had a 15-year installment note payable of $1,049,587, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June, 2024, the Company had a total long-term debt balance of $10,832,629, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $99,365. As of December 31, 2023, the Company had a total long-term debt balance of $7,590,659, exclusive of debt issuance costs of $105,989.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the six months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022.

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 13, 2024	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)