Form 10-Q
period 2024-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2024-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable (Former name or former address and fiscal year, if changed since last report)

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

Number of shares of common stock outstanding as of November 11, 2024: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$303,195	$238,482
Accounts receivable, net	2,562,875	2,994,829
Inventories	31,361,008	28,314,779
Prepaid expenses and other current assets	231,368	522,854
Income tax receivable	400,760	121,959
Total current assets	34,859,206	32,192,903

Other assets	13,824	13,824
Vineyard development costs, net	8,747,248	8,704,352
Property and equipment, net	52,628,428	53,369,637
Operating lease right of use assets	11,009,960	11,427,433

TOTAL ASSETS	$107,258,666	$105,708,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,961,007	$2,026,352
Accrued expenses	2,292,453	1,482,254
Investor deposits for preferred stock	-	718,857
Bank overdraft	214,796	393,416
Line of credit	3,460,004	2,684,982
Note payable	1,022,778	1,100,735
Current portion of long-term debt	543,048	522,798
Current portion of lease liabilities	471,642	450,452
Unearned revenue	1,716,433	1,970,661
Grapes payable	560,007	2,446,233
Total current liabilities	12,242,168	13,796,740

Long-term debt, net of current portion and debt issuance costs	10,062,303	6,961,872
Lease liabilities, net of current portion	11,046,785	11,402,714
Deferred income taxes	2,911,618	2,911,618
Total liabilities	36,262,874	35,072,944

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $44,183,904, at September 30, 2024 and 10,046,833 shares issued and outstanding, liquidation preference $41,694,357, at December 31, 2023.	45,047,071	42,388,036
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	8,512,489	8,512,489
Retained earnings	17,436,232	19,734,680
Total shareholders’ equity	70,995,792	70,635,205

LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,258,666	$105,708,149

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
SALES, NET	$9,370,713	$9,348,066	$28,506,151	$28,383,249
COST OF SALES	3,562,599	3,663,488	10,953,625	11,969,630

GROSS PROFIT	5,808,114	5,684,578	17,552,526	16,413,619

OPERATING EXPENSES
Sales and marketing	4,326,851	4,351,879	12,692,804	12,685,502
General and administrative	1,617,769	1,615,467	5,061,899	4,676,996
Total operating expenses	5,944,620	5,967,346	17,754,703	17,362,498

LOSS FROM OPERATIONS	(136,506)	(282,768)	(202,177)	(948,879)

OTHER INCOME (EXPENSE)
Interest expense, net	(257,192)	(171,272)	(750,573)	(460,309)
Other income, net	(4,424)	3,714	96,169	82,440

LOSS BEFORE INCOME TAXES	(398,122)	(450,326)	(856,581)	(1,326,748)

INCOME TAX BENEFIT	115,177	123,344	247,809	363,396

NET LOSS	(282,945)	(326,982)	(608,772)	(963,352)

Accrued preferred stock dividends	(563,250)	(511,719)	(1,689,676)	(1,535,158)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(846,195)	$(838,701)	$(2,298,448)	$(2,498,510)

Loss per common share after preferred dividends, basic and diluted	$(0.17)	$(0.17)	$(0.46)	$(0.50)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205
Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(521,805)	(521,805)
Balance at March 31, 2024	10,239,573	43,920,572	4,964,529	8,512,489	18,649,698	71,082,759
Preferred stock dividends accrued	-	563,249	-	-	(563,249)	-
Net income	-	-	-	-	195,978	195,978
Balance at June 30, 2024	10,239,573	44,483,821	4,964,529	8,512,489	18,282,427	71,278,737
Preferred stock dividends accrued	-	563,250	-	-	(563,250)	-
Net loss	-	-	-	-	(282,945)	(282,945)
Balance at September 30, 2024	10,239,573	$45,047,071	4,964,529	$8,512,489	$17,436,232	$70,995,792

	Nine-Month Period Ended September 30, 2023
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934
Issuance of preferred stock, net	118,322	550,254	-	-	-	550,254
Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-
Net loss	-	-	-	-	(744,823)	(744,823)
Balance at March 31, 2023	9,303,988	39,931,048	4,964,529	8,512,489	21,723,828	70,167,365
Preferred stock dividends accrued	-	511,720	-	-	(511,720)	-
Net income	-	-	-	-	108,453	108,453
Balance at June 30, 2023	9,303,988	40,442,768	4,964,529	8,512,489	21,320,561	70,275,818
Preferred stock dividends accrued	-	511,719	-	-	(511,719)	-
Net loss	-	-	-	-	(326,982)	(326,982)
Balance at September 30, 2023	9,303,988	$40,954,487	4,964,529	$8,512,489	$20,481,860	$69,948,836

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,772)	$(963,352)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,493,106	2,320,457
Non-cash lease expense	417,473	616,750
Loan fee amortization	9,935	9,935
Change in operating assets and liabilities:
Accounts receivable	431,954	1,672,961
Inventories	(3,046,229)	(3,864,269)
Prepaid expenses and other current assets	291,486	139,449
Income taxes receivable	(278,801)	(343,940)
Unearned revenue	(254,228)	(156,657)
Lease liabilities	(334,739)	(581,906)
Grapes payable	(1,886,226)	696,063
Accounts payable	(204,986)	13,989
Accrued expenses	810,199	372,431
Net cash from operating activities	(2,159,828)	(68,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(167,465)	(339,698)
Additions to property and equipment	(1,487,687)	(3,378,914)
Net cash from investing activities	(1,655,152)	(3,718,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(77,957)	(74,664)
Proceeds from (reduction of) bank overdraft	(178,620)	909,392
Proceeds from (payments on) line of credit	775,022	(166,617)
Payments on long-term debt	(389,254)	(370,219)
Proceeds from investor deposits held as liability	-	1,935,821
Proceeds from long-term debt	3,500,000	1,025,001
Proceeds from issuance of preferred stock	250,502	402,743
Net cash from financing activities	3,879,693	3,661,457

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,713	(125,244)

CASH AND CASH EQUIVALENTS, beginning of period	238,482	338,676

CASH AND CASH EQUIVALENTS, end of period	$303,195	$213,432

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$208,496	$190,444
Reduction in investor deposits for preferred stock	$718,857	$147,511
Accrued preferred stock dividends	$1,689,676	$1,535,158
Right of use assets obtained in exchange for operating lease liabilities	$0	$1,090,735

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator

Net loss	$(282,945)	$(326,982)	$(608,772)	$(963,352)
Accrued preferred stock dividends	(563,250)	(511,719)	(1,689,676)	(1,535,158)

Net loss applicable to common shares	$(846,195)	$(838,701)	$(2,298,448)	$(2,498,510)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.17)	$(0.17)	$(0.46)	$(0.50)

Subsequent to the filing of the 2023 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2024	December 31, 2023
Winemaking and packaging materials	$1,560,573	$1,113,170
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	10,300,907	15,952,118
Finished goods (bottled wine and related products)	19,499,528	11,249,491

Total inventories	$31,361,008	$28,314,779

 3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2024	December 31, 2023
Construction in progress	$968,066	$639,840
Land, improvements, and other buildings	14,992,965	14,491,827
Winery, tasting room buildings, and hospitality center	44,112,526	43,991,586
Equipment	20,717,793	20,103,535

	80,791,350	79,226,788

Accumulated depreciation	(28,162,922)	(25,857,151)

Property and equipment, net	$52,628,428	$53,369,637

Depreciation expense for the three months ended September 30, 2024 and 2023 were $785,581 and $738,354, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 were $2,368,537 and $2,197,966, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories as collateral, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $3,460,004 at September 30, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6.0%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2024, the Company had a balance of $1,022,778 due on this note. As of December 31, 2023, the Company had a balance of $1,100,735 due on this note.

Long-Term Debt – The Company has three long term debt agreements with AgWest with an aggregate outstanding balance of $10,701,405 and $7,590,659 as of September 30, 2024 and December 31, 2023, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. The collateral for these two loans include the land and buildings at the main estate. The third loan bears interest at Northwest Variable base, which was 7.80% at September 30, 2024, and December 31, 2023, respectively, with interest due annually and principal at maturity on November 1, 2025. In November 2024 the Company replaced the third loan with a $10,0000,000 loan with monthly principal and interest payments with maturity in October 2039 and a current interest rate of 6.66%.

As of September 30, 2024, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2024	$133,494
2025	7,074,971
2026	578,559
2027	608,636
2028	640,299
Thereafter	1,665,446

$10,701,405

As of September 30, 2024, the Company had unamortized debt issuance costs of $96,054. As of December 31, 2023, the Company had unamortized debt issuance costs of $105,989.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $27,000 and zero in income taxes for the three months ended September 30, 2024 and 2023, respectively. The Company paid $27,000 in income taxes for the nine months ended September 30, 2024 and received $19,456 in income tax refunds for the nine months ended September 30, 2023.

Interest – The Company paid $127,444 and $99,861 for the three months ended September 30, 2024 and 2023, respectively, in interest on short and long-term debt. The Company paid $391,962 and $286,045 for the nine months ended September 30, 2024 and 2023, respectively, in interest on short and long-term debt.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ended September 30, 2024 and 2023. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Sales, net	$5,020,739	$4,774,942	$4,349,974	$4,573,124	$-	$-	$9,370,713	$9,348,066
Cost of sales	1,427,377	1,498,980	2,135,222	2,164,508	-	-	3,562,599	3,663,488
Gross profit	3,593,362	3,275,962	2,214,752	2,408,616	-	-	5,808,114	5,684,578
Sales and marketing expenses	3,551,780	3,531,564	513,578	586,765	261,493	233,550	4,326,851	4,351,879
Contribution margin	$41,582	$(255,602)	$1,701,174	$1,821,851
Percent of total sales	53.6%	51.1%	46.4%	48.9%
General and administration expenses					1,617,769	1,615,467	1,617,769	1,615,467
Loss from operations							$(136,506)	$(282,768)

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Sales, net	$15,028,067	$14,364,588	$13,478,084	$14,018,661	$-	$-	$28,506,151	$28,383,249
Cost of sales	4,330,945	4,376,747	6,622,680	7,592,883	-	-	10,953,625	11,969,630
Gross profit	10,697,122	9,987,841	6,855,404	6,425,778	-	-	17,552,526	16,413,619
Sales and marketing expenses	10,412,084	10,309,836	1,523,369	1,657,268	757,351	718,398	12,692,804	12,685,502
Contribution margin (deficit)	$285,038	$(321,995)	$5,332,035	$4,768,510
Percent of total sales	52.7%	50.6%	47.3%	49.4%
General and administration expenses					5,061,899	4,676,996	5,061,899	4,676,996
Loss from operations							$(202,177)	$(948,879)

There were no bulk wine sales for the three months ended September 30, 2024 and September 30, 2023. There were no bulk wine sales for the nine months ended September 30, 2024 and $10,000 of bulk wine sales included in direct sales for the nine months ended September 30, 2023.

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of September 30, 2024 for the issuance of Preferred Stock.

On September 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of September 30, 2024 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at September 30, 2024 and December 31, 2023 was $851,286 and $1,480,138, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

Operating leases – Vineyard - In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20-year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The Company extended the lease in January 2019 until January 2025. The Company extended the lease in July 2024 until January 2030. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through January 2035. This property is referred to as the Peter Michael Vineyard and includes approximately 69 acres of producing vineyards.

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15-year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first two five year extensions have been exercised. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through November 2033. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard and includes approximately 49 acres of producing vineyards.

In February 2007, the Company entered into a lease agreement for 59 acres of vineyard land at Elton Vineyard. In June 2021 the Company entered into a new 11 year lease for this property. The lease contains an escalation provision tied to the CPI not to exceed 2% per annum. This property includes 54 acres of producing vineyards and 2 additional plantable acres. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through December 2031.

In July 2008, the Company entered into a 34-year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres are being developed into vineyards. Terms of this agreement contain rent increases, that rise as the vineyard is developed, and contains an escalation provision of CPI plus 0.5% per year capped at 4%. This property is referred to as part of Ingram Vineyard and includes 93 acres of producing vineyards and 17 additional plantable acres. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through December 2053.

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

The following tables provide lease cost and other lease information:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Lease Cost
Operating lease cost - Vineyards	$344,346	$344,346
Operating lease cost - Other	743,321	659,947
Short-term lease cost	28,543	29,453
Total lease cost	$1,116,210	$1,033,746

Other Information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$346,662	$342,607
Operating cash flows from operating leases - Other	$658,272	$620,158
Weighted-average remaining lease term - Operating leases in years	15.19	10.31
Weighted-average discount rate - Operating leases	7.90%	5.49%

Right-of-use assets obtained in exchange for new operating lease obligations were zero and $1,090,735 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2024	$335,244
2025	1,326,705
2026	1,299,824
2027	1,354,008
2028	1,339,747
Thereafter	14,912,964
Total minimal lease payments	20,568,492
Less present value adjustment	(9,050,065)
Operating lease liabilities	11,518,427
Less current lease liabilities	(471,642)
Lease liabilities, net of current portion	$11,046,785

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). . These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, and the reduction in consumer demand for premium wines. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Such policies were unchanged during the three months ended September 30, 2024.

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

The Company sold 135,424 and 143,286 cases of produced wine during the nine months ended September 30, 2024 and 2023, respectively, a decrease of 7,862 cases, or 5.5% in the current year period over the prior year period. The decrease in wine case sales was primarily the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2024, wine inventory included 247,003 cases of bottled wine and 304,354 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 245,193 cases during the nine months ended September 30, 2024.

We continue to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The tasting room at the Company’s Estate Winery in the Salem Hills, Oregon clinched the award for the Best Wine Tasting Room in the country in USA Today’s 10 Best Readers’ Choice Awards. The Company also received the award for #2 Best Wine Club in the nation.

The Company’s Willamette Valley Vineyards 2021 Elton Pinot Noir received a 93 score, the 2022 Reisling scored 92 points, 2022 Estate Pinot Noir scored 91 points and the 2022 Whole Cluster Pinot Noir scored 90 points from the International Wine Report. The International Wine Report also scored the 2019 Pambrun Chrysologue at 93 points. 2021 Domaine Willamette Brut scored 92 points. International Wine Report rated the 2022 Maison Bleue Voltigeur Viognier 92 points and 2021 Maison Bleue Frontière Syrah 91 points.

The Company’s 2021 Bernau Block Pinot Noir received a 95 score from Beverage Dynamics.

Owen Bargreen rated the Company’s 2023 Pinot Blanc and 2022 Tualatin Estate White Pinot Noir 92 points.

2024 SommCon’s Domestic and International Wine and Spirits Competition awarded the National Sales 2023 Pinot Gris a Gold Medal.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2024 and 2023 were $9,370,713 and $9,348,066, respectively, an increase of $22,647, or 0.2%, in the current year period over the prior year period. This increase was caused by an increase in direct sales of $245,797 partly offset by a decrease in sales through distributors of $223,150 in the current year three-month period over the prior year period. The increase in direct sales to consumers in the third quarter of 2024 compared to the same quarter of 2023 was primarily the result of revenues from opening a new tasting room in late 2023. The decrease in revenue from sales through distributors was primarily related to lower case sales in this market. Sales revenue for the nine months ended September 30, 2024 and 2023 were $28,506,151 and $28,383,249, respectively, an increase of $122,902, or 0.4%, in the current year period over the prior year period. This increase was caused by an increase in revenues from direct sales of $663,479 partly offset by a decrease in revenues from sales through distributors of $540,577 in the current year period over the prior year period. The increase in revenues from direct sales to consumers in the first nine months of 2024 compared to the same period in 2023 was primarily the result of revenues from a new tasting room opened in late 2023. The decrease in sales through distributors was primarily the result of a decrease in off-premise sales.

Cost of Sales

Cost of Sales for the three months ended September 30, 2024 and 2023 were $3,562,599 and $3,663,488, respectively, a decrease of $100,889, or 2.8%, in the current period over the prior year period. This change was primarily the result of fewer products sold in the current quarter compared to the same quarter last year. Cost of Sales for the nine months ended September 30, 2024 and 2023 were $10,953,625 and $11,969,630, respectively, a decrease of $1,016,005 or 8.5%, in the current period over the prior year period. This change was primarily the result of a reduction in product sales in the first nine months of 2024 when compared to the same period in 2023.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2024 and 2023 was 62.0% and 60.8%, respectively, an increase of 1.2 percentage points in the current year period over the prior year period, mostly as a result of a higher percentage of total sales coming from direct sales, which have higher margins than sales through distributors combined with a change in product mix in the third quarter of 2024 compared to the same quarter of 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 and 2023 was 61.6% and 57.8%, respectively, an increase of 3.8 percentage points in the current year period over the prior year period. This increase was primarily the result of higher prices being charged for products and a higher percentage of total sales coming from direct sales in the first nine months of 2024 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $5,944,620 and $5,967,346 respectively, a decrease of $22,726, or 0.4%, in the current quarter over the same quarter in the prior year. This decrease was primarily the result of a decrease in selling and marketing expenses of $25,028, or 0.6% being partially offset by an increase in general and administrative expenses of $2,302, or 0.1% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the nine months ended September 30, 2024 and 2023 were $17,754,703 and $17,362,498, respectively, an increase of $392,205, or 2.3%, in the current year period over the prior year period. This increase was primarily the result of an increase in selling and marketing expenses of $7,302, or 0.1% combined with an increase in general and administrative expenses of $384,903, or 8.2% in the current year period compared to the same period in 2023. General and administrative expenses increased in the first nine months of 2024 compared to the same period in the prior year primarily as a result of higher legal costs.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2024 and 2023 were $257,192 and $171,272, respectively, an increase of $85,920 or 50.2%, in the third quarter of 2024 over the same quarter in the prior year. Interest expense, net for the nine months ended September 30, 2024 and 2023 were $750,573 and $460,309, respectively, an increase of $290,264 or 63.1%, in the current year period over the prior year period. The increase in interest expense for the third quarter and first nine months of 2024 was primarily the result of increased debt compared to the third quarter and first nine months of 2023.

Income Taxes

The income tax benefit for the three months ended September 30, 2024 and 2023 was $115,177 and $123,344, respectively, a decrease of $8,167 or 6.6%, in the third quarter of 2024 over the same quarter in the prior year mostly as a result of the lower pre-tax loss in the third quarter of 2024, compared to the same quarter in 2023. The Company’s estimated federal and state combined income tax rate was 28.9% and 27.4% for the three months ended September 30, 2024 and 2023, respectively. The income tax benefit for the nine months ended September 30, 2024 and 2023 was $247,809 and $363,396, respectively, a decrease of $115,587 or 31.8% in the current year period over the prior year period, mostly a result of the lower pre-tax loss in the first nine months of 2024, compared to the same period in 2023. The Company’s estimated federal and state combined income tax rate was 28.9% and 27.4% for the nine months ended September 30, 2024 and 2023, respectively.

Net Loss

Net loss for the three months ended September 30, 2024 and 2023 was $282,945 and $326,982, respectively, a decrease of $44,037, or 13.5%, in the third quarter of 2024 over the same quarter in the prior year. Net loss for the nine months ended September 30, 2024 and 2023 was $608,772 and $963,352, respectively, a decrease of $354,580, or 36.8%, in the current year period over the prior year period. The decrease in the net loss for the third quarter and the first nine months of 2024, compared to the comparable periods in 2023, was primarily the result of higher prices for products sold in 2024.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2024 and 2023 was $846,195 and $838,701, respectively, an increase of $7,494, or 0.9%, in the third quarter of 2024 over the same quarter in the prior year, mostly as a result of a lower net loss being more than offset by a higher accrued preferred stock dividend in the third quarter of 2024 compared to the same period of 2023. Net loss applicable to common shareholders for the nine months ended September 30, 2024 and 2023 was $2,298,448 and $2,498,510, respectively, a decrease of $200,062, or 8.0%, in the current year period over the prior year period. The decrease in loss applicable to common shareholders in the first nine months of 2024, compared to the same period of 2023, was the result of a lower net loss being partially offset by a higher accrued preferred stock dividend in the current period.

Liquidity and Capital Resources

At September 30, 2024, the Company had a working capital balance of $22.6 million and a current working capital ratio of 2.85:1.

At September 30, 2024, the Company had a cash balance of $303,195. At December 31, 2023, the Company had a cash balance of $238,482.

Total cash used for operating activities in the nine months ended September 30, 2024 was $2,159,828. Cash used in operating activities for the nine months ended September 30, 2024 was primarily associated with reduced grapes payable and increased inventories, being partially offset by depreciation and amortization.

Total cash used in investing activities in the three months ended September 30, 2024 was $1,655,152. Cash used in investing activities for the nine months ended September 30, 2024 consisted of cash used on property and equipment and vineyard development costs.

Total cash generated from financing activities in the nine months ended September 30, 2024 was $3,879,693. Cash generated from financing activities for the nine months ended September 30, 2024 primarily consisted of proceeds from the issuance of Preferred Stock and proceeds from long and short debt, being partially offset by the repayment of long-term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories as collateral, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $3,460,004 at September 30, 2024, at an interest rate of 8.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

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

As of September 30, 2024, the Company had a 15-year installment note payable of $1,022,778, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September, 2024, the Company had a total long-term debt balance of $10,701,405, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $96,054. As of December 31, 2023, the Company had a total long-term debt balance of $7,590,659, exclusive of debt issuance costs of $105,989.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities will be sufficient to meet the Company’s short-term needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” as defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A, File No. 24S-2996)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022.

3.4	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 11, 2024	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2024	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)