Form 10-K
period 2024-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2025-03-25
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $17,913,282.

The number of outstanding shares of the registrant’s common stock as of March 25, 2025 was 4,964,529.

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

Segments – The Company has identified two operating segments: direct sales and distributor sales, based upon their different distribution channels, margins and selling strategies. Direct sales include retail sales in our tasting rooms, wine club sales, online sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary. Distributor sales include all sales through a third party where prices are given at a wholesale rate.

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal, $29 to $120 per bottle; Chardonnay, $28 to $60 per bottle; Pinot Gris, $34 per bottle; Pinot Blanc, $35 per bottle; Sauvignon Blanc, $38 per bottle; Gruner Veltliner, $40 per bottle; Rose, $32 to $34 per bottle; Brut, $80 per bottle; Brut Rose, $80 per bottle; and Riesling, $19 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

Under its Domaine Willamette label, the Company produces and sells the following types of wine in 750 ml bottles: Brut, $80 per bottle; Brut Rose, $80 per bottle; and Blanc de Blancs, $90 per bottle. This brand’s mission is to be the highest quality producer of Sparkling Wines in Oregon.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells 750 ml bottles of Semi-Sparkling Muscat, $28 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $60 per bottle; Merlot, $60 per bottle; Cabernet Sauvignon, $60 per bottle; Grenache, $60 per bottle; Cabernet Franc, $60 per bottle; Tempranillo, $60 per bottle; Malbec, $60 per bottle; The Griffin (a Bordeaux style blend), $75 per bottle; and Viognier, $45 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $80 per bottle; and Chardonnay, $80 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $80 per bottle; Merlot, $70 per bottle; Cabernet Sauvignon, $80 per bottle; and Malbec, $70 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $80 per bottle; Graviére Syrah, $75 per bottle; Voyageur Syrah, $65 per bottle; Bourgeois Grenache, $65 per bottle; Voltigeur Viognier, $55 per bottle; and Lisette Rose, $45 per bottle.

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

Market overview – Although the United States wine industry added 400 new wineries in 2022, a 3% increase from 2021, according to Wine Analytics Report. According to a Wine Business Monthly’s February 2024 report, the number of U.S. active wineries in 2023 stood at 11,620, which represented a 1% decrease compared to the number of wineries in 2022. The total US wine market was estimated at $81.3 billion in 2023 by Grand View research. Average wine consumption per United States resident was 2.68 gallons in 2023, down 15 percent compared to the 2021 peak. (Statista).

Additionally, according to Silicon Valley Bank’s 2025 annual report, premium wineries faced a challenging landscape in 2024. According to this report, US wine volume consumed has reduced over the last four years. Additionally, direct-to-consumer volume declined and tasting room visitation dropped for the third consecutive year and consumer demand for the overall wine category continued its decline, with fewer U.S. consumers opting for wine and choosing alternatives such as ready-to-drink beverages, spirits, cannabis, or abstaining altogether. According to the Wine Business Analytics 2024 Year in Review direct to consumer shipping in 2024 was down 10% year over year in volume and down 5% year over year in value.

A 2023 study conducted by the Wine Market Council of 1,500 U.S. consumers identified a significant downward trend in wine consumption attributed to a general reduction in alcohol consumption, primarily for health reasons. Previously considered a “healthy” option on the Healthy Eating Pyramid, alcohol consumption is now cautioned against by organizations like the World Health Organization.

Overall, we expect the industry to stabilize in 2025 around the current levels. We believe future positive sales and growth will depend on the industry targeting younger consumers. According to the State of the Wine Industry Report 2023 by Rob McMillan, younger wine consumers are not limited by cost; instead, they seek something enticing to draw them in to learn more about wine, including but not limited to health, sustainability, social values, and transparent labeling,

The Company’s Board of Directors and management believe the winery’s focus on integrity in winemaking, small scale, storied estate vineyards, environmental stewardship, support for community needs and participatory wine experiences are reflective of the values of a number of prospective, developing wine enthusiasts.

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (“UOIPRE”) in 2023, the most recent year such data is available, the overall number of wineries increased from 1,116 to 1,143 with the biggest increases coming from the Willamette Valley, which added 24 wineries. Planted acres of wine grape vineyards increased by 1,512 acres from 44,487 to 45,999, an increase of 3%, 40,313 acres of which were harvested. Oregon wine grapes produced a 2023 crop with a total value of $349 million, an increase of 6% from 2022. Pinot Noir leads all varieties accounting for 60% of planted acreage and 59% of production. According to UOIPRE, Oregon case sales in 2023 were 6.0 million, a 5% increase from 2022.

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

Finally, phylloxera, an aphid-like insect that feeds on the roots of grapevines, has been found in several commercial vineyards in Oregon. Contrary to the California experience, most Oregon phylloxera infestations have expanded very slowly. Nevertheless, phylloxera does constitute a significant risk to Oregon vineyards. Prior to the discovery of phylloxera in Oregon, all vine plantings in the Company’s Estate Vineyard, in Turner, Oregon, were with non-resistant rootstock. In 1997, the Company purchased Tualatin Vineyards at the Tualatin Winery, which has phylloxera at its site. All current plantings are with, and all future planting will be with, phylloxera-resistant rootstock at that location. The Company believes it has taken commercially reasonable precautions in an effort to prevent the spread of phylloxera to other vineyards.

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

To remain competitive in the premium, super premium and ultra-premium market, the Company has embarked on a brand expansion project including developing a brand and winery in the Walla Walla American Viticultural Area (“AVA”) under the names Pambrun, Maison Bleue and Metis. This future winery is expected to produce small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and under the Maison Bleue label beginning with the 2016 vintage year. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In 2020, the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and began selling wine under the brand name Natoma. In 2022, the Company opened a sparkling wine facility and tasting room called Domaine Willamette, at Bernau Estate that features the Company’s sparkling wines, as well as its other reserve wines, and its biodynamic farming practices.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 801 acres are either currently planted as vineyards or are suitable for future vineyard planting. The vineyards the Company owns, and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 73% of the grapes needed to meet the winery’s current production capacity of 654,000 gallons (275,000 cases) at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre-Production	Plantable	Non-Plantable	2024	2023
Owned Vineyards
WVV Estate	107	69	-	-	38	272	216
Tualatin Estate Vineyard	107	61	-	-	46	204	190
Ingram Vineyard	86	63	-	-	23	228	178
Pambrun Vineyard	87	20	-	30	37	44	45
Loeza Vineyard	62	20	15	23	4	97	133
Louisa Vineyard	53	-	-	25	28	-	-
Maison Bleue Vineyard	37	15	-	19	3	31	37
Bernau Estate	20	13	-	-	7	37	40
Dayton Vineyard	40	-	16	18	6	-	-
Lafayette Vineyard	36	-	-	36	-	-	-
Jory Claim Vineyard	69	-	23	42	4	-	-
Sub-Total	704	261	54	193	196	913	839

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	328	264
Meadowview Vineyard	49	49	-	-	-	213	167
Elton Vineyard	59	54	-	2	3	187	187
Ingram Vineyard	110	93	-	17	-	387	286
Bernau Estate	17	9	-	-	8	25	28
Sub-Total	314	274	-	19	21	1,140	932

Contracted Vineyards*
Various	338	338	-	-	-	1,353	2,421

Total	1,356	873	54	212	217	3,406	4,192

*	Contracted acreage is estimated

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

In 2024, crop yields were roughly 1% above the 10-year average and the Company’s producing acres yielded approximately 913 tons of grapes an increase of 5.3% over approximately 867 tons of grapes produced in 2023.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2024, the Company purchased an additional 1,353 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

Management believes that the grapes grown on the Company’s vineyards establish a foundation of quality through the Company’s farming practices, upon which the quality of the Company’s wines is built. Wine produced from grapes grown in the Company’s own vineyards may be labeled as “Estate Bottled” wines. These wines traditionally sell at a premium over non-estate bottled wines.

Viticultural Conditions

Oregon’s Willamette Valley is recognized as a premier location for growing certain varieties of high-quality wine grapes, particularly Pinot Noir, Pinot Gris, Chardonnay, and Riesling. The Company believes that the Estate Vineyard’s growing conditions, including its soil, elevation, slope, rainfall, evening marine breezes and solar orientation are among the most ideal conditions in the United States for growing certain varieties of high-quality wine grapes. The Estate Vineyard’s grape growing conditions compare favorably to those found in some of the famous Viticultural regions of France. Western Oregon’s latitude (42o–46o North) and relationship to the eastern edge of a major ocean is very similar to certain centuries-old wine grape growing regions of France, such as Burgundy.

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

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2024, the Winery produced approximately 253,974 cases (603,835 gallons) of wine, primarily from its 2022 and 2023 harvest.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to three mortgages with an aggregate principal balance of $14,042,910 at December 31, 2024. The first two outstanding loans require aggregate monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The third outstanding loan currently requires aggregate monthly principal and interest payments of $87,989 on the loan, at an annual variable interest rate of 6.66% with a maturity date of 2039.

Wine production – The Company operates on the principle that winemaking is a natural, but highly technical, process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern equipment and software to monitor the progress of each wine through all stages of the winemaking process.

The Company’s historical annual grape harvest and wine production from 2005 to 2024 is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced
2005	1,107	25	1,132	-	2005	72,297
2006	1,454	34	1,488	-	2006	81,081
2007	850	896	1,746	-	2007	115,466
2008	551	874	1,425	57,736	2008	121,027
2009	1,033	1,100	2,133	74,954	2009	132,072
2010	674	371	1,045	4,276	2010	110,224
2011	718	609	1,327	9,620	2011	81,357
2012	658	670	1,328	7,910	2012	91,181
2013	755	1,020	1,775	6,257	2013	95,638
2014	1,211	970	2,181	520	2014	108,958
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357
2021	1,550	1,522	3,072	6,643	2021	206,954
2022	2,509	1,307	3,816	22,000	2022	186,792
2023	1,771	2,421	4,192	11,236	2023	234,086
2024	2,053	1,353	3,406	21,731	2024	253,974

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

In 2014, the Company launched daily food pairings to accompany its wines. The menu highlights Pacific Northwest inspired dishes paired with the Company’s wines. The culinary offering has now expanded to include “Pairings Wine Dinners,” which are community-style wine dinners hosted regularly throughout the year. In December 2021, the Company debuted a Pinot Noir Clonal Blending experience giving guests the ability to be a winemaker for a day by crafting their own custom blends from barrel.

The Winery has developed a Winery Ambassador program, which connects its “Ambassadors” with customers throughout the United States and offers personalized wine recommendations and easy ordering by phone or email. The Company sells its wine through its own e-commerce website.

The Company also operates eight additional tasting rooms at the following locations: (i) McMinnville, Oregon; (ii) Tualatin Vineyard, Oregon; (iii) Lake Oswego, Oregon; (iv) Happy Valley, Oregon; (v) Walla Walla, Washington; (vi) Vancouver, Washington; (vii) Folsom, California, and (viii) Bend, Oregon.

The Company holds various festivals and events at its locations throughout the year. Numerous private events, charitable and political events are also held at Company locations.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices, rather than to distributors at free-on-board prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2024 and 2023, direct sales contributed approximately 53.4% and 52.4% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers, primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are two non-domestic (export) customers. For 2024 and 2023, sales to distributors and wine brokers contributed approximately 46.6% and 47.6% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region, has approximately 74% of the state’s wineries and is home to approximately 843 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a two-hour drive.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2024, sales to one distributor represented approximately 16.1% of total Company revenue. In 2023, sales to one distributor represented approximately 14.4% of total Company revenue.

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

Employees

As of December 31, 2024, the Company had approximately 161 full-time employees and 149 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

We may not be able to economically insure certain risks

The Company maintains insurance policies to cover certain risks. However, not all risks can be insured, or insured economically, and there may be gaps in coverage that could expose the Company to liability should an event occur. Additionally, we cannot be certain that coverage levels are adequate or that all of our insurers will be financially viable if we make a claim.

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

The Company’s ability to operate requires adequate funding

The Company’s cash flow from operations historically has not been sufficient to provide all funds necessary for the Company’s operations. The Company has entered into two line of credit agreements to provide such funds and entered into term loan arrangements. There is no assurance that the Company will be able to comply with all conditions under its credit facilities in the future or that the amount available under its line of credit facility or capital raises will be adequate for the Company’s future needs. Failure to comply with all conditions of the credit facilities, or to have sufficient funds for operations could adversely affect the Company’s results of operations and stockholder value.

As of December 31, 2024, the Company’s outstanding long-term debt was approximately $14.0 million, with $2.4 million drawn under its short-term line of credit. Additionally, the Company had notes payable to private parties of approximately $1.0 million as of December 31, 2024.

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

The Willamette Valley AVA value may be eroded by out of state competition who use it inappropriately or as fanciful marketing

Wine grape growing regions in the United States are divided into AVA’s by the United States Department of the Treasury’s TTB, based on distinguishable geographic features. The Oregon wine industry has historically embraced higher standards for wine production than those established by the federal government and other states. As a result, wines from Oregon AVA’s, and specifically the Willamette Valley AVA, have achieved recognition for their quality when compared against other wines in their class. As a result, these Oregon wines are often sold at a higher price point than wines not produced in Oregon. Because of this recognition, out of state competitors have inappropriately used Oregon AVAs on bottles and packaging, claiming its use as fanciful marketing. Such use, inappropriate or otherwise, could have a dilutive effect on the prestige of Oregon AVAs and ultimately the prices that can be charged for wines from Oregon AVAs as a result of reduced competitor quality and/or pricing.

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

Loss of the “Willamette Valley Vineyards” or “Willamette” trademarks could adversely affect the Company’s distinction within the AVA

The Company has long held the federal trademarks “Willamette Valley Vineyards” and “Willamette”, as used in its wine brands. While it is lawful for wine producers meeting the federal and state requirements to list the “Willamette Valley” AVA source of their wine grapes and wine on their labels, packaging and advertising materials, the Company has enforced its trademarks on any unauthorized use as a wine brand. We consider our trademarks to be of considerable value and importance to our business, and if we fail to protect our trademarks, we may be unable to successfully market our products and compete effectively.

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

Changes in consumer spending could have a negative impact on the Company’s financial condition and business results

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company’s products, limitations on the Company’s ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon the Company’s sales and profit margins.

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

The trading volume of the Company’s common stock (the “Common Stock”) on the NASDAQ Capital Market (“NASDAQ”) is consistently “thin,” in that there is not a great deal of trading activity on a daily basis. Because the average active trading volume is thin, there is less opportunity for shareholders to sell their shares of Common Stock on the open market, resulting in the common stock being less liquid than Common Stock in other publicly traded companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full Board has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Chief Financial Officer are expected to inform the Board of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2024, the Winery produced approximately 253,974 cases (603,836 gallons) of wine, mostly from its 2023 and 2022 harvests. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging, and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company’s main hospitality center is located at the Company’s Estate Winery (the “Hospitality Center”) and is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel, and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

The Company-owned Tualatin Estate Winery has 20,000 square feet of production capacity. This adds approximately 28,000 cases (66,000 gallons) of wine production capacity to the Company. The production capacity at the Tualatin Estate Winery is available to the Company to meet future production needs. The storage capacity at the Tualatin Estate Winery is periodically used to store excess bulk wine. Additionally, the Company operates a small retail store and tasting room at the Tualatin Estate Winery.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “WVVI.”

Holders

As of March 25, 2025, the Company had approximately 3,249 Common Stock stockholders of record. As some of our shares of Common Stock are held in “street name” by brokers on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our Common Stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends on Common Stock in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking, and customer service facilities.

Equity Compensation Plans

The Company had no equity compensation plan pursuant to which equity awards could be granted and no outstanding options or other equity awards as of December 31, 2024.

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

Revenue – The Company’s principal sources of revenue are derived from direct sales and sales through distributors of wine. Distributor sales are recognized from wine sales at the time of shipment and passage of title. The Company’s payment arrangements with wholesalers provide primarily 30-day terms and, to a limited extent, 45-day, 60-day, or longer terms for some international wholesalers. Direct sales through the Company’s tasting rooms are recognized at the point of sales. Sales through the internet and wine club sales are recognized when the product has shipped to the customer or is ready for the scheduled pickup.

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

Other Accounting Policies and Estimates

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing, and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct-to-consumer sales through use of the Hospitality Center, opening new tasting rooms and growth in wine club membership. The Company had 11,183 wine club memberships for the year ended December 31, 2024, a net decrease of 358 when compared to 2023. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 14,715 preferred stockholders, many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 22,072 potential customers of the Company. The Company also has approximately 3,249 shareholders of Common Stock which we believe represent an estimated 4,873 potential customers when considering joint ownership. Additionally, the Company has made a significant investment in developing alternative wine brands, products, direct sales methods, and locations.

Periodically, the Company will sell grapes or bulk wine, which primarily consist of inventory that does not meet Company standards or is in excess of production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 186,419 and 191,619 cases of produced wine during the years ended December 31, 2024 and 2023, respectively, a decrease of 5,200 cases, or 2.7% in the current year over the prior year. The decrease in case sales was the result of lower sales to wholesalers in 2024 when compared to 2023.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2024, wine inventory included 204,438 cases of bottled wine and 736,396 gallons of bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 24 months (and generally before the release date of the next vintage). The Winery bottled 253,974 cases during the year ended December 31, 2024.

Results of Operations

2024 compared to 2023

Net loss was $117,894 and $1,198,593, for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,080,699, or 90.2%, for the year ended December 31, 2024 over the prior year period. The primary reason for this decrease was a higher gross profit from additional sales revenue at higher margins in the current year being partially offset by higher interest expense in 2024 compared to the previous year.

Net loss applicable to common shareholders was $2,370,835 and $3,245,690, for the years ended December 31, 2024 and 2023, respectively, a decrease of $874,855, or 27.0%, for the year ended December 31, 2024 over the prior year period. This decrease was primarily driven by a lower net loss, being partially offset by higher preferred stock dividends.

The Company had net sales revenues of $39,782,442 and $39,136,114 for the years December 31, 2024 and 2023, respectively, an increase of $646,328, or 1.7%, for the year ended December 31, 2024 over the prior year period primarily as a result of an increase in revenue from direct sales, net of excise taxes, of $736,057, or 3.6% in 2024 compared to 2023, being partially offset by a decrease in revenue from sales to distributors of $89,729 or 0.5% in 2024 compared to 2023.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2024, revenues from retail sales increased 3.8%, revenues from in-state sales increased 13.8%, and revenues from out-of-state sales decreased 6.7%, compared to 2023.

Direct sales included $0 and $69,924 of bulk wine and grape sales in the years ended December 31, 2024 and 2023, respectively, and represented approximately 53.4% and 52.4% of the Company’s total revenue for 2024 and 2023, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Retail sales	$21,465,475	$20,680,024
In-state sales	6,470,363	5,686,517
Out-of-state sales	12,251,996	13,131,363
Bulk wine/miscellaneous sales	-	69,924

Total revenue	40,187,834	39,567,828

Less excise taxes	(405,392)	(431,714)

Sales, net	$39,782,442	$39,136,114

Retail sales revenues for the years ended December 31, 2024 and 2023 were $21,465,475 and $20,680,024 respectively, an increase of $785,451, or 3.8%, for the year ended December 31, 2024 over the prior year period. The increase in retail sales revenues in 2024 compared to 2023 was mostly a result of increased revenues from a new retail location being open for longer during 2024.

In-state sales revenues for the years ended December 31, 2024 and 2023 were $6,470,363 and $5,686,517, respectively, an increase of $783,846, or 13.8%, for the year ended December 31, 2024 over the prior year period.

Out-of-state sales revenues for the years ended December 31, 2024 and 2023 were $12,251,996 and $13,131,363, respectively, a decrease of $879,367, or 6.7%.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on its grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise related taxes for the years ended December 31, 2024 and 2023 were $405,392 and $431,714, respectively, a decrease of $26,322, for the year ended December 31, 2024 over the prior year period. This decrease was due primarily to the timing of removals in 2024.

Cost of Sales was $15,586,986 and $16,578,986 for the years ended December 31, 2024 and 2023, respectively, a decrease of $992,000, or 6.0%, for the year ended December 31, 2024, over the prior year period. This change was primarily the result of a reduction in the volume of product sold and lower unit costs when compared to the prior year.

Gross profit was $24,195,456 and $22,557,128 for the years ended December 31, 2024 and 2023, respectively, an increase of $1,638,328 or 7.3%, for the year ended December 31, 2024 over the prior year period. This increase was primarily the result of higher prices being charged for products and a higher percentage of total sales coming from direct sales in 2024 compared to the prior year.

The gross margin percentage was 60.8% and 57.6% for the years ended December 31, 2024 and 2023, respectively, an increase of 3.2 percentage points, for the year ended December 31, 2024 over the prior year period. This increase in the gross profit percentage was primarily the result of higher direct sales prices and more sales coming from direct to consumer sales in 2024.

Selling, general and administrative expenses were $23,623,598 and $23,764,330 for the years ended December 31, 2024 and 2023, respectively, a decrease of $140,732, or 0.6%, for the year ended December 31, 2024 over the prior year period. This decrease was primarily as a result of lower labor selling costs in 2024.

Income(loss) from operations was $571,858 and $(1,207,202) for the years ended December 31, 2024 and 2023, respectively, an increase of $1,779,060, or 147.4%, for the year ended December 31, 2024 compared to the prior year period. This increase was primarily the result of a higher gross profit and lower labor operating expenses in 2024.

Interest expense, net was $1,016,180 and $594,079 for the years ended December 31, 2024 and 2023, respectively, an increase of $422,101, or 71.1%, for the year ended December 31, 2024 over the prior year period. The increase in interest expense was mainly due to the increase in average loan balances in 2024 compared to the previous year.

Other income, net, was $99,629 and $114,827 for the years ended December 31, 2024 and 2023, respectively, a decrease of $15,198, or 13.2%, for the year ended December 31, 2024 over the prior year period.

Provision for income tax benefit was $226,799 and $487,861 for the years ended December 31, 2024 and 2023, respectively, a decrease of $261,062, or 53.5%, for the year ended December 31, 2024 over the prior year period. This decrease in income tax benefit in 2024 compared to 2023 was primarily the result of a higher income from operations in 2024 compared to 2023 along with the impact of a change in the tax rate related to amended returns to claim the credit for employer social security and medicare taxes paid on certain employee tips.

Loss per common share after preferred dividends was $0.48 and $0.65 for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.17, or 26.0%, for the year ended December 31, 2024 over the prior year period. The primary reason for this decrease was a lower net loss partially offset by higher preferred stock dividends in 2024 compared to 2023.

The Company had cash balances of $320,883 at December 31, 2024, and $238,482 at December 31, 2023. The Company had an outstanding line of credit balance of $2,405,815 at December 31, 2024, and $2,684,982 at December 31, 2023. The Company had a bank overdraft of $473,016 at December 31, 2024, and $393,416 at December 31, 2023.

EBITDA

In 2024, the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased 71.1% to $3,995,135 from $2,334,629 in 2023, primarily as a result of a lower net loss in 2024.

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

The following table provides a reconciliation of net loss (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2024	2023
Net loss	$(117,894)	$(1,198,593)
Depreciation and amortization expense	3,323,613	3,426,977
Interest expense	1,016,215	594,106
Income tax benefit	(226,799)	(487,861)
EBITDA	$3,995,135	$2,334,629

Sales

Wine case sales for the years ended December 31, 2024 and 2023 and ending inventory amounts for the year ended December 31, 2024, are shown in the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2024	2023	December 31, 2024
Pinot Noir/Estate	16,176	17,334	13,222
Pinot Noir/Barrel Select	17,774	10,093	9,714
Pinot Noir/Founders Reserve	4,031	3,988	11,202
Pinot Noir/Special Designates	14,371	12,706	25,150
Pinot Noir/Whole Cluster	58,367	60,070	58,604
Pinot Gris	30,162	33,279	19,183
Riesling	13,237	19,982	12,743
Chardonnay	4,708	5,191	15,598
Other	27,593	28,976	39,023

Total	186,419	191,619	204,438

Approximately 59% of the Company’s case sales during 2024 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 16% and 7% of case sales, respectively. The Company sold approximately 186,419 and 191,619 cases of Company-produced wine during the years ended December 31, 2024 and 2023, respectively. This represents a decrease of approximately 5,200 cases, or 2.7%, 2024 compared to 2023. The decrease in case sales in 2024 compared to 2023 was the result of a decrease in sales to distributors.

The Company has three primary sales channels: 1) direct-to-consumer sales; 2) in-state sales to distributors; and 3) out-of-state sales to distributors. These three sales channels represent 53.4%, 16.1% and 30.5%, of total revenue for the year ended December 31, 2024, respectively. This compares to 52.4%, 14.4% and 33.2% of total revenue for the year ended December 31, 2023, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had 204,438 cases of bottled wine on-hand at the end of 2024. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 310,000 cases of wine in 2025, and that sufficient stock is on hand to meet current demand levels until the 2024 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery, when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2024, 253,974 cases were produced. We have the capacity to store and process about 275,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery and temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2024 and 2023 vintages, the Company grew approximately 60% and 42% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2024 and 2023, 11% and 18% of grapes harvested were purchased under short-term contracts, and 29% and 40% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $2,275,162 and $3,313,483 worth of grapes from long-term contracts during the years ended December 31, 2024 and 2023, respectively. The Company received $681,705 and $1,941,572 worth of grapes from short-term contracts during the years ended December 31, 2024 and 2023, respectively. Total grapes payable was $1,519,087 and $2,446,233 as of December 31, 2024 and 2023, respectively. Total grapes payable includes $1,023,171 and $1,357,649 of grapes payable from long-term contracts as of December 31, 2024 and 2023, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 54 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 212 acres of land that is suitable for future vineyard development. The Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2024 including the accolades below.

The tasting room at the Company’s Estate Winery in the Salem Hills, Oregon was awarded the Best Wine Tasting Room in the country by USA Today in their 10 Best Readers’ Choice Awards. The Company was also awarded the #2 Best Wine Club in the nation by USA Today.

The Company’s Willamette Valley Vineyards 2021 Elton Pinot Noir received a 93 score, the 2022 Reisling scored 92 points, 2022 Estate Pinot Noir scored 91 points, 2022 Dijon Clone Chardonnay scored 90 points, 2022 Riesling scored 92 points and the 2022 Whole Cluster Pinot Noir scored 90 points from the International Wine Report.

The International Wine Report also scored the 2019 Pambrun Chrysologue at 93 points, 2021 Domaine Willamette Brut scored 92 points, 2022 Maison Bleue Voltigeur Viognier 92 points and 2021 Maison Bleue Frontière Syrah 91 points.

The Company’s 2021 Bernau Block Pinot Noir received a score of 95 from Beverage Dynamics.

Wine Enthusiast Magazine awarded the Company’s Willamette Valley Vineyards 2021 Bernau Block Pinot Noir 93 points, and the 2022 Dijon Clone Chardonnay was also awarded 91 points.

Sunset International Wine Competition awarded Gold and 93 points to 2022 Estate Chardonnay, 2022 White Pinot Noir was also awarded Gold/Best of Class and 90 points.

James Suckling rated the Company’s 2021 Elton Pinot Noir 92 points and the 2021 Signature Cuvée Pinot Noir 91 points. He also rated the Company’s 2021 Estate Pinot Noir 91 points, Dijon Clone Chardonnay 91 points, 2021 Elton Chardonnay 91 points and the 2022 Pinot Gris 90 points.

Owen Bargreen rated the Company’s 2020 Domaine Willamette Méthode Traditionnelle Brut Rosé, 2022 Tualatin Estate Chardonnay, 2021 Mètis Red Blend and 2022 Dry Riesling all 92 points. Bargreen also scored the 2022 Dry Gewürztraminer at 91 points and the 2023 Pinot Blanc and 2022 Tualatin Estate White Pinot Noir 92 points.

 Seasonality

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenue and net income. Typically, first quarter sales are the lowest of any given year, and sales volumes increase progressively through the fourth quarter, mostly because of consumer buying habits.

Liquidity and Capital Resources

At December 31, 2024, the Company had a working capital balance of $23.9 million and a current ratio of 2.84:1. The Company had cash balances of $320,883, at December 31, 2024.

Total cash used in operating activities for the year ended December 31, 2024 was $3,237,743, which resulted primarily from a net loss in 2024 as well as increased inventory and lower grapes payable. This was partially offset by depreciation, and an increase in accrued expenses.

Total cash used in investing activities for the year ended December 31, 2024 was $2,089,705, which primarily consisted of cash used on land purchase, property development and vineyard development costs.

Total cash provided from financing activities for the year ended December 31, 2024 was $5,409,849, which primarily consisted of proceeds from long term debt, being partially offset by the payment of a preferred stock dividend and payments on long term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

As of December 31, 2024, the Company had a total long-term debt balance of $14,042,910 owed to AgWest, including the portion due in the next year, exclusive of debt issuance costs of $178,908. As of December 31, 2023, the Company had a total long-term debt balance of $7,590,659, exclusive of debt issuance costs of $105,989. The debt with AgWest was used to finance the Estate Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, acquire new vineyard land for future development and finance new tasting room locations.

As of December 31, 2024, the Company had an installment note payable of $995,968, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or loss during 2024 or 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc (the “Company”) as of December 31, 2024, and 2023, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon
March 25, 2025

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$320,883	$238,482
Accounts receivable, net	3,151,810	2,994,829
Inventories	32,907,489	28,314,779
Prepaid expenses and other current assets	519,608	522,854
Income tax receivable	19,267	121,959
Total current assets	36,919,057	32,192,903

Other assets	13,824	13,824
Vineyard development costs, net	8,769,542	8,704,352
Property and equipment, net	52,012,151	53,369,637
Operating lease right of use assets	11,302,566	11,427,433

TOTAL ASSETS	$109,017,140	$105,708,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,584,466	$2,026,352
Accrued expenses	2,097,736	1,482,254
Investor deposits for preferred stock	-	718,857
Bank overdraft	473,016	393,416
Line of credit	2,405,815	2,684,982
Note payable	995,968	1,100,735
Current portion of long-term debt	952,171	522,798
Current portion of lease liabilities	481,801	450,452
Unearned revenue	2,470,125	1,970,661
Grapes payable	1,519,087	2,446,233
Total current liabilities	12,980,185	13,796,740

Long-term debt, net of current portion and debt issuance costs	12,911,831	6,961,872
Lease liabilities, net of current portion	11,354,746	11,402,714
Deferred income taxes	2,536,648	2,911,618
Total liabilities	39,783,410	35,072,944

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $42,494,228 at December 31, 2024 and 10,046,833 shares issued and outstanding, liquidation preference $41,694,357 at December 31, 2023	43,357,396	42,388,036
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at December 31, 2024 and December 31, 2023	8,512,489	8,512,489
Retained earnings	17,363,845	19,734,680
Total shareholders’ equity	69,233,730	70,635,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,017,140	$105,708,149

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2024	2023
SALES, NET	$39,782,442	$39,136,114
COST OF SALES	15,586,986	16,578,986

GROSS PROFIT	24,195,456	22,557,128

OPERATING EXPENSES:
Sales and marketing	17,119,837	17,564,103
General and administrative	6,503,761	6,200,227
Total operating expenses	23,623,598	23,764,330

INCOME (LOSS) FROM OPERATIONS	571,858	(1,207,202)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,016,180)	(594,079)
Other income, net	99,629	114,827

LOSS BEFORE INCOME TAXES	(344,693)	(1,686,454)

INCOME TAX BENEFIT	226,799	487,861

NET LOSS	(117,894)	(1,198,593)

Preferred stock dividends	(2,252,941)	(2,047,097)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,370,835)	$(3,245,690)

Loss per common share after preferred dividends, basic and diluted	$(0.48)	$(0.65)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2022	9,185,666	$38,869,075	4,964,529	$8,512,489	$22,980,370	$70,361,934

Issuance of preferred stock, net	861,167	3,518,961	-	-	-	3,518,961

Preferred stock dividends declared	-	-	-	-	(2,047,097)	(2,047,097)

Net loss	-	-	-	-	(1,198,593)	(1,198,593)

Balance at December 31, 2023	10,046,833	42,388,036	4,964,529	8,512,489	19,734,680	70,635,205

Issuance of preferred stock, net	192,740	969,360	-	-	-	969,360

Preferred stock dividends declared	-	-	-	-	(2,252,941)	(2,252,941)

Net loss	-	-	-	-	(117,894)	(117,894)

Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,894)	$(1,198,593)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,323,613	3,426,977
Non-cash lease expense	563,439	1,142,833
Loan fee amortization	13,247	13,248
Deferred income taxes	(374,970)	(528,859)
Change in operating assets and liabilities:
Accounts receivable	(156,981)	1,232,119
Inventories	(4,592,710)	(6,113,280)
Prepaid expenses and other current assets	3,246	(68,769)
Income tax receivable	102,692	435,265
Unearned revenue	(851,072)	(704,673)
Lease liabilities	(455,191)	(1,097,192)
Grapes payable	(927,146)	1,237,560
Accounts payable	(383,498)	180,640
Accrued expenses	615,482	53,874
Net cash from operating activities	(3,237,743)	(1,988,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(237,437)	(419,023)
Additions to property and equipment	(1,852,268)	(4,307,947)
Net cash from investing activities	(2,089,705)	(4,726,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	-	718,857
Payment on installment note for property purchase	(104,767)	(100,303)
Proceeds from bank overdraft	79,600	393,416
Proceeds from (payments on) line of credit	(279,167)	2,518,365
Payment of loan fees	(86,166)	-
Payment on long-term debt	(3,547,749)	(496,944)
Proceeds from long-term debt	10,000,000	1,024,949
Proceeds from issuance of preferred stock	250,503	3,371,450
Payment of preferred stock dividend	(902,405)	(814,164)
Net cash from financing activities	5,409,849	6,615,626

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,401	(100,194)

CASH AND CASH EQUIVALENTS, beginning of year	238,482	338,676

CASH AND CASH EQUIVALENTS, end of year	$320,883	$238,482

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$10,467	$68,855
Reduction in investor deposits for preferred stock	$718,857	$147,511
Gift cards given in lieu of cash dividends	$1,350,536	$1,232,933
Right of use assets obtained in exchange for operating lease liabilities	$438,572	$3,674,710

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$1,018,970	$595,109
Income tax paid (received)	$45,992	$(394,268)

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

In 2024, sales to one distributor represented approximately 16.1% of total Company revenue. In 2023, sales to one distributor represented approximately 14.5% of total Company revenue.

At December 31, 2024, one customer accounted for approximately 31% of accounts receivable. At December 31, 2023, one customer accounted for approximately 27% of accounts receivable.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for credit losses is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has credit risk associated with uncollateralized trade accounts receivable from all operations totaling $3,151,810 as of December 31, 2024, net of the allowance for credit losses. The Company had credit risk associated with uncollateralized trade accounts receivable from all operations totaling $2,994,829 and $4,226,948 as of December 31, 2023 and 2022, net of the allowance for credit losses. The allowance for credit losses is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $2,690,832 and $2,518,585 at December 31, 2024 and 2023, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2024 and 2023, $172,247 and $163,597, respectively, was capitalized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2024 and 2023.

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

The Company had no unrecognized tax benefits as of December 31, 2024 or 2023. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2024 and 2023 were not material.

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon and California. The Company may be subject to examination by the IRS for tax years 2021 through 2024. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2020 through 2024. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable, and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2024, the Company has recorded deferred revenue in the amount of $616,143, which is included in unearned revenue on the balance sheet. As of December 31, 2023, and December 31, 2022, the Company has recorded deferred revenue in the amount of $490,523 and $335,431, respectively, which is included in unearned revenue on the balance sheet. Dividend gift cards that have been issued but not used are also treated as unearned revenue and were $1,853,982 as of December 31, 2024. Dividend gift cards that have been issued but not used are also treated as unearned revenue and were $1,480,138 and $1,106,970 as of December 31, 2023 and 2022, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2024 and 2023, the Company recorded incentive program expenses of $1,807,559 and $1,057,198, respectively, as a reduction in sales on the Statements of Operations. As of December 31, 2024, and 2023, the Company has recorded an incentive program liability in the amount of $293,366 and $54,003, respectively, which is included in accrued expenses on the balance sheets. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Direct Sales Segment – The Company sells wine directly to customers through its tasting rooms, web site and wine club. Additionally, the Company sells merchandise, food, and hospitality related services through its tasting rooms.

Tasting room sales are recognized as revenue at the point of sale and internet sales are recognized at time of shipment. Hospitality sales, that are paid in advance of the event, are accrued as unearned revenue, and are subsequently recognized as revenue in the period of the event. Wine club sales are made under an agreement with the customer, which specifies the quantity and timing of the wine club shipment. Wine club charges are billed to the customer’s credit card, at the time of shipment, and revenue is then recognized. For Club Willamette the customer is charged a monthly subscription and 45% of the monthly fee is recognized by the Company in the month billed. As of December 31, 2024, the Company has recorded a liability for unused club points in the amount of $263,327, which is included in unearned revenue on the balance sheet.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2024 and 2023, advertising costs incurred were $290,195 and $393,859, respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2024 and 2023, these costs, which are included in selling, general and administrative expenses were, $118,483 and $93,272, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in net sales. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2024 and 2023, shipping and handling costs incurred were $688,823 and $723,787 respectively.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision, which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2024 and 2023, excise taxes incurred were $405,391 and $431,714 respectively.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and were applied retrospectively to all prior periods presented.

Recently issued accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation, and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for credit losses of $10,000 at December 31, 2024 and 2023.

Changes in the allowance for credit losses are as follows:

	Year ended December 31,
	2024	2023

Beginning of year	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

End of year	$10,000	$10,000

NOTE 3 – INVENTORIES

Inventory consists of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Winemaking and packaging materials	$1,303,152	$1,113,170
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	14,990,375	15,952,118
Finished goods (bottled wine and related products)	16,613,962	11,249,491

Total inventories	$32,907,489	$28,314,779

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Construction in progress	$633,179	$639,840
Land, improvements and other buildings	15,342,674	14,491,827
Winery buildings and tasting rooms	44,146,543	43,991,586
Equipment	20,835,506	20,103,535

	80,957,902	79,226,788

Accumulated depreciation	(28,945,751)	(25,857,151)

Property and equipment, net	$52,012,151	$53,369,637

Depreciation expense was $3,151,366 and $3,263,381 during the years ended December 31, 2024, and 2023, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,684,982 at December 31, 2023, at an interest rate of 8.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants.

In February 2025 the Company entered into an additional line of credit agreement with AgWest that allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April, 2027.

NOTE 6 – NOTES PAYABLE

In February of 2017, the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2024 and 2023, the Company had a balance of $995,968 and $1,100,735, respectively, due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023

AgWest Loan #4	$678,851	$829,386
AgWest Loan #5	3,364,059	3,736,324
AgWest loan Operating line #6	-	3,024,949
AgWest 15 year Note	10,000,000	-
	14,042,910	7,590,659
Debt issuance costs	(178,908)	(105,989)
Current portion of long-term debt	(952,171)	(522,798)

	$12,911,831	$6,961,872

The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $14,042,910 and $7,590,659 as of December 31, 2024 and 2023, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. The third loan was repaid, and the fourth loan requires monthly principal and interest payments of $87,989 at an annual interest rates of 6.66%, and with a maturity date of 2039. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. These loans are collateralized against the property on the main estate in Salem.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2025	$952,171
2026	1,008,214
2027	1,067,796
2028	1,130,789
2029	1,007,282
Thereafter	8,876,658

$14,042,910

The weighted-average interest rates on the aforementioned borrowings for the years ended December 31, 2024 and 2023, was 6.22% and 6.19% respectively.

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

The Company is authorized to issue 100,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2024 and November 2023, the Company declared a dividend on its Series A Redeemable Preferred stock and paid the dividend on December 31, 2024 and December 31, 2023 respectively. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Company had a stock incentive plan, originally created in 1992, most recently amended in 2001. No additional grants may be made under the plan. All stock options contained an exercise price that was equal to the fair market value of the Company’s stock on the date the options were granted. There were no stock options outstanding or exercisable at December 31, 2024 and 2023.

No stock compensation expense under this plan was recognized for the years ended December 31, 2024 and 2023. As of December 31, 2024, there was no unrecognized compensation expense related to stock options.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2024	2023

Current tax expense:
Federal	$3,122	$4,296
State	145,049	36,702

	148,171	40,998

Deferred tax benefit:
Federal	(333,093)	(425,065)
State	(41,877)	(103,794)

	(374,970)	(528,859)

Total	$(226,799)	$(487,861)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023

Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	-21.76%	2.69%
Permanent differences	-5.90%	-3.24%
Prior year adjustments	-6.54%	-3.07%
Changes in State Blended Tax Rate and Other	-6.16%	11.55%
General Business Credit	85.16%	0.00%

	65.80%	28.93%

Changes in the tax rate are detailed in the table above. Permanent differences for the periods consist primarily of changes in non-deductible gifts, meals and entertainment as well as political contributions. Changes in tax rate are detailed above. The claiming of general business credits related to amended returns to claim the credit for employer social security and medicare taxes paid on certain employee tips which include carryforwards and permanent item addbacks have a disproportional impact on the rate.

Net deferred tax assets and (liabilities) at December 31 consist of:

	December 31,
	2024	2023

Net Operating Losses	$1,042,956	$1,246,963
Other	425,215	320,451
Prepaid expenses	(134,527)	(68,926)
Depreciation	(3,804,348)	(4,033,750)
Inventory	(646,710)	(576,075)
General Business Credits	303,733	-
Section 163(j) Carryforward	277,033	199,719
Net noncurrent deferred tax liability	(2,536,648)	$(2,911,618)

Valuation allowance	-	-

Total	(2,536,648)	(2,911,618)

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense. The Company recognized no uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions as of December 31, 2024 and 2023.

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

As of December 31, 2024, the Company has federal net operating loss carryforward of $4,094,216 that do not expire, state net operating loss carryforwards of $3,049,143 which will start expiring in 2033.

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

The Company engages James Ellis a Board member for consulting services. The amount of this compensation was $9,865 in 2024 and $9,446 in 2023.

The Willamette Wineworks lease discussed in Note 12 is with a related party. The Company paid $136,863 and $128,919 related to this lease for the years ended December 31, 2024 and 2023, respectively.

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

Operating leases – Vineyard - In December 1999, under a sale-leaseback agreement, the Company sold approximately 79 acres of the Tualatin Vineyards property with a net book value of approximately $1,000,000 for approximately $1,500,000 cash and entered into a 20 year operating lease agreement, with three five-year extension options, and contains an escalation provision of 2.5% per year. The Company extended the lease in January 2019 until January 2025. The Company extended the lease in July 2024 until January 2030. This property is referred to as the Peter Michael Vineyard and includes approximately 69 acres of producing vineyards. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through January 2035.

In December 2004, under a sale-leaseback agreement, the Company sold approximately 75 acres of the Tualatin Vineyards property with a net book value of approximately $551,000 for approximately $727,000 cash and entered into a 15 year operating lease agreement, with three five-year extension options, for the vineyard portion of the property. The first two five year extensions have been exercised. The lease contains a formula-based escalation provision with a maximum increase of 4% every three years. This property is referred to as the Meadowview Vineyard and includes approximately 49 acres of producing vineyards. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through November 2033.

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

In July 2008, the Company entered into a 34 year lease agreement with a property owner in the Eola Hills for approximately 110 acres adjacent to the existing Elton Vineyards site. These 110 acres are being developed into vineyards. Terms of this agreement contain rent increases, that rise as the vineyard is developed, and contains an escalation provision of CPI plus 0.5% per year capped at 4%. This property is referred to as part of Ingram Vineyard and includes 93 acres of producing vineyards and 17 additional plantable acres. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through December 2053.

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

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to the following years. In January 2025 the Company amended the renewal options and extended the lease until February 2026. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through February 2040.

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

The following tables provide lease cost and other lease information:

	Year Ended December 31,
	2024	2023

Lease Cost
Operating Lease cost - Vineyards	$459,128	$459,128
Operating Lease cost - Other	989,662	879,930
Short-term lease cost	36,767	39,644
Total Lease Cost	$1,485,557	$1,378,702

Other information
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	462,360	456,949
Operating cash flows from operating leases - Other	878,183	836,465
Weighted-average remaining lease term - Operating leases (in years)	14.82	15.78
Weighted-average discount rate - Operating leases	7.64%	7.87%

Right-of-use assets obtained in exchange for new operating lease obligations were $438,572 and $3,674,710 for the years ended December 31 2024 and 2023, respectively.

As of December 31, 2024, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2025	$1,333,068
2026	1,312,758
2027	1,373,710
2028	1,366,420
2029	1,376,565
Thereafter	13,861,091
Total minimal lease payments	20,623,612
Less present value adjustment	(8,787,065)
Operating lease liabilities	11,836,547
Less current lease liabilities	(481,801)
Lease liabilities, net of current portion	$11,354,746

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company purchased grapes amounting to $2,956,866 and $5,255,055 during the years ended December 31, 2024 and 2023, respectively. The Company had an outstanding balance due on grape purchase agreements of $1,519,087 and $2,446,233 as of December 31, 2024 and 2023, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2024, and 2023, there were $196,418 and $186,460 of contributions made by the Company to the Plan, respectively.

NOTE 14 – SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of December 31, 2024 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of December 31, 2024 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at December 31, 2024 and December 31, 2023 was $1,853,982 and $1,480,138, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

NOTE 15 – SEGMENT REPORTING

The Company has identified two operating segments, Direct Sales and Distributor Sales, based upon their different distribution channels, margins and selling strategies. Direct Sales include retail sales in the tasting rooms, wine club sales, internet sales, on-site events, kitchen and catering sales and other sales made directly to the consumer without the use of an intermediary, including sales of bulk wine or grapes. Distributor Sales include all sales through a third party where prices are given at a wholesale rate. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The Company does not have intra-entity sales or transfers.

The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. All expense categories on the statements of operations are significant and there are no other significant segment expenses that would require disclosure. Selling expenses that can be directly attributable to the segment, including depreciation of segment specific assets, are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income (loss) information for the respective segments is not available. Discrete financial information related to segment assets, other than segment specific depreciation associated with selling, is not available and that information continues to be aggregated.

The Company’s Chief Executive Officer (CEO) uses results from operations to assess operating performance as compared to prior results, the annual operating plan and our competitors. The CEO uses this information to allocate future operating and capital expenditures.

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2024 and 2023. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2024	2023	2024	2023	2024	2023	2024	2023

Sales, net	$21,254,929	$20,518,872	$18,527,513	$18,617,242	$-	$-	$39,782,442	$39,136,114
Cost of sales	6,125,321	6,159,109	9,461,665	10,419,877	-	-	15,586,986	16,578,986
Gross margin	15,129,608	14,359,763	9,065,848	8,197,365	-	-	24,195,456	22,557,128
Selling expenses	14,069,163	14,327,967	2,072,378	2,145,576	978,296	1,090,560	17,119,837	17,564,103
Contribution margin	$1,060,445	$31,796	$6,993,470	$6,051,789
Percent of sales	53.4%	52.4%	46.6%	47.6%
General and administrative expenses					6,503,761	6,200,227	6,503,761	6,200,227
Income (loss) from operations							$571,858	$(1,207,202)

Direct sales include $0 and $69,924 of bulk wine and grape sales in the years ended December 31, 2024 and 2023, respectively.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 53.4% and 52.4% of total net sales for 2024 and 2023, respectively.

Net sales through distributors represented approximately 46.6% and 47.6% of total net sales for 2024 and 2023, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. See Note 5.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends
James W. Bernau (3)	Chairperson of the Board, CEO	71	I	2026
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	78	II	2027
John Ferry	Chief Financial Officer	59	NA	NA
James L. Ellis (3)	Director	80	III	2025
Sean M. Cary (2)	Director	51	I	2026
Stan G. Turel (1)(2)(3)(4)	Director	76	II	2027
Sarah Rose	Director	39	II	2027
Cara Pepper Day (1)	Director	46	III	2025

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

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

Cara Pepper Day – Ms. Pepper Day joined the Board on July 16, 2022. She has spent the last 13 plus years in technology specific to beverage alcohol with GreatVines, Andavi Solutions, and Crafted ERP by Doozy Solutions. From February 2011 to May 2021, Ms. Pepper Day anchored the Sales and Success teams at GreatVines rising to Director of Customer Success. From May 2021 to November 2021 Ms. Pepper Day served as VP of Customer Success at Andavi Solutions. In November of 2021 Ms. Pepper Day joined the team at Crafted ERP by Doozy Solutions. With the industry shift and need for more sales and distributor collaboration support she has recently rejoined the team at Andavi Solutions as the VP of Customer Development. Ms. Pepper Day holds a Bachelor of Arts degree from Linfield University in Mathematics. She was awarded the Willamette Valley Vineyards Bacchus Employee of the Year award in 2006. Ms. Pepper Day’s qualifications to serve on the Board include her breadth of sales, technology and beverage industry understanding and experience.

Sarah Rose –Ms. Rose joined the Board on July 16, 2022. Ms. Rose started her career at WVV as a marketing intern and worked in the tasting room during her time at Willamette University where she received a Bachelor of Arts in Anthropology. Ms. Rose has 15+ years of experience innovating and implementing marketing and event campaigns – including seven years (from 2015 – 2022) for Compass Group at Microsoft, where she was responsible for the customer experience including storytelling, events, and communications for 40,000+ Microsoft employees on the expansive Puget Sound campus. While she also spent some time working for a start-up (2023-2023), she has rejoined the food and hospitality industry once again at Compass Group at Amazon in 2023, responsible for the events, marketing and storytelling across the enterprise at Amazon. Ms. Rose is also on her local school’s PTA board in Communications. Ms. Rose’s qualifications to serve on the Board include her marketing, event, and hospitality expertise.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that except for one Form 4 that was filed late by Jim Bernau and two Form 4’s that were filed late by Stanley Turel, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis for the year ended December 31, 2024.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the Company itself) that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s principal executive officer, James W. Bernau and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2024 and December 31, 2023. No other executive officer of the Company received total compensation in 2024 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total
Bernau, James W.,
President, Chief Executive	2024	$330,607	$30,097	$-	$-	$-	$-	$90,515	$451,219
President, Chief Executive	2023	$321,236	$-	$-	$-	$-	$-	$87,638	$408,874
John Ferry
Chief Financial Officer	2024	$204,711	$-	$-	$-	$24,000	$-	$9,148	$237,859
Chief Financial Officer	2023	$198,790	$-	$-	$-	$24,000	$-	$8,912	$231,702

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends, life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988, as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012 (the “Bernau Employment Agreement”). Under the Bernau Employment Agreement, Mr. Bernau is paid an annual salary with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2024 bonus is calculated as a percentage of Company net income before taxes: 5% on the first $1.75 million of pre-tax income, and 7.5% on pre-tax net income over $1.75 million, not to exceed his current yearly base salary. Additionally, Mr. Bernau participates in the Company’s employer-sponsored 401(k) plan. Pursuant to the Bernau Employment Agreement, the Company provides Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Estate Winery. The Bernau Employment Agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards or other equity awards held by our named executive officers outstanding as of December 31, 2024.

Potential Payments Upon Termination or Change In Control

In the event of a change in control of the Company, Mr. Ferry would be entitled to receive one year’s salary.

Director Compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2024:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
James L. Ellis	$3,250	-	-	-	-	$9,865	$13,115
Sean M. Cary	3,100	-	-	-	-	-	3,100
Craig Smith	2,700	-	-	-	-	-	2,700
Stan G. Turel	2,350	-	-	-	-	-	2,350
Elizabeth Spencer*	1,050	-	-	-	-	-	1,050
Sarah Rose	3,551	-	-	-	-	-	3,551
Cara Pepper Day	2,700	-	-	-	-	-	2,700

*	Joined the Board 06/05/24 and resigned from Board 2/13/25

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the Board’s level. The members of the Board received cash compensation for their service on the Board in 2024 and are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 25, 2025 by: (i) each person who beneficially owns more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares	Beneficial
	Shares Outstanding		Beneficially	Ownership
	Stock		Owned (1)	Denominator
James W. Bernau, President/CEO, Chair of the Board	370,380		7.5%	4,964,529

John Ferry, CFO	-		**	4,964,529

James L. Ellis, Director	19,865		**	4,964,529

Sean M. Cary, Director	5,200		**	4,964,529

Stan G. Turel, Director	16,827		**	4,964,529

Craig Smith, Director	1,500		**	4,964,529

Sarah Rose, Director	5,000		**	4,964,529

Cara Pepper Day, Director	2,943		**	4,964,529

Christopher Riccardi	385,485	(2)	7.8%	4,964,529
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

Carl D. Thoma	336,189	(3)	6.8%	4,964,529
300 N. LaSalle St, Suite 4350. Chicago, IL 60654

All Directors and Executive Officers as a group (9 persons)	421,715		8.5%	4,964,529

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated based on 4,964,529 shares of Common Stock outstanding as of March 25, 2025. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

(3)	Based on a Schedule 13G/A filed by Mr. Thoma with the SEC on February 8, 2017. Beneficial ownership includes 139,429 shares held by the Carl D. Thoma Roth IRA, TD Ameritrade Clearing Custodian for the benefit of Mr. Thoma.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2024 or 2023 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2024	2023
Audit fees (1)	$327,862	$317,100
Tax fees (2)	60,800	61,585

	$388,662	$378,685

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and other audit related, 401k plan audit, review of prospectus supplement and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning.

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Moss Adams LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Moss Adams LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act. In the fiscal years ended December 31, 2024 and 2023 all of the services performed by Moss Adams LLP were pre-approved by the audit committee.

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

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

3.2	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 [File No. 001-37610])

4.1	Amended and Restated Certificate of Designation regarding the Series A Redeemable Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016 [File No. 001-37610])

4.2	Description of Common Stock (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 [File No. 001-37610])

10.1	Employment Agreement between Willamette Valley Vineyards, Inc. and James W. Bernau dated August 3, 1988 (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.2	Employment Agreement between Willamette Valley Vineyards, Inc. and John Ferry dated September 11, 2019 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2019 [File No. 001-37610])

10.3	Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

97.1	Clawback Policy (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024 [File No. 001-37610])

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, furnished electronically herewith, and formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements. (Filed herewith)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because: (i) they are not required; (ii) they are not applicable; or (iii) the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 25, 2025
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 25, 2025
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 25, 2025
James L. Ellis

/s/ Craig Smith	Director	March 25, 2025
Craig Smith

/s/ Stan G. Turel	Director	March 25, 2025
Stan G. Turel

/s/ Sean M. Cary	Director	March 25, 2025
Sean M. Cary

/s/ Sarah Rose	Director	March 25, 2025
Sarah Rose

/s/ Cara Pepper Day	Director	March 25, 2025
Cara Pepper Day