Form 10-Q
period 2025-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2025-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock outstanding as of May 13, 2025: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$332,889	$320,883
Accounts receivable, net	2,323,815	3,151,810
Inventories	33,598,355	32,907,489
Prepaid expenses and other current assets	453,541	519,608
Income tax receivable	316,009	19,267
Total current assets	37,024,609	36,919,057

Other assets	13,824	13,824
Vineyard development costs, net	8,735,052	8,769,542
Property and equipment, net	51,342,018	52,012,151
Operating lease right of use assets	11,129,070	11,302,566

TOTAL ASSETS	$108,244,573	$109,017,140

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,125,472	$1,584,466
Accrued expenses	1,802,698	2,097,736
Bank overdraft	391,394	473,016
Line of credit	1,203,983	2,405,815
Note payable	968,348	995,968
Current portion of long-term debt	965,668	952,171
Current portion of lease liabilities	477,060	481,801
Unearned revenue	2,351,336	2,470,125
Grapes payable	-	1,519,087
Total current liabilities	10,285,959	12,980,185

Long-term debt, net of current portion and debt issuance costs	15,679,848	12,911,831
Lease liabilities, net of current portion	11,237,369	11,354,746
Deferred income taxes	2,536,648	2,536,648
Total liabilities	39,739,824	39,783,410

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $43,057,405, at March 31, 2025 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2024.	43,920,573	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	8,512,489	8,512,489
Retained earnings	16,071,687	17,363,845
Total shareholders’ equity	68,504,749	69,233,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,244,573	$109,017,140

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2025	2024

SALES, NET	$7,541,583	$8,803,080
COST OF SALES	2,782,475	3,530,358

GROSS PROFIT	4,759,108	5,272,722

OPERATING EXPENSES:
Sales and marketing	3,967,710	4,027,782
General and administrative	1,661,376	1,847,517
Total operating expenses	5,629,086	5,875,299

LOSS FROM OPERATIONS	(869,978)	(602,577)

OTHER INCOME (EXPENSE)
Interest expense, net	(298,221)	(229,678)
Other income, net	142,476	98,043

LOSS BEFORE INCOME TAXES	(1,025,723)	(734,212)

INCOME TAX BENEFIT	296,742	212,407

NET LOSS	(728,981)	(521,805)

Accrued preferred stock dividends	(563,177)	(563,177)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,292,158)	$(1,084,982)

Loss per common share after preferred dividends, basic and diluted	$(0.26)	$(0.22)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730

Issuance of preferred stock, net	-	-	-	-	-	-

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(728,981)	(728,981)

Balance at March 31, 2025	10,239,573	$43,920,573	4,964,529	$8,512,489	$16,071,687	$68,504,749

	Three-Month Period Ended March 31, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(521,805)	(521,805)

Balance at March 31, 2024	10,239,573	$43,920,572	4,964,529	$8,512,489	$18,649,698	$71,082,759

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(728,981)	$(521,805)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	820,854	833,510
Non-cash lease expense	173,496	140,302
Loan fee amortization	5,827	3,312
Change in operating assets and liabilities:
Accounts receivable	827,995	(216,815)
Inventories	(690,866)	(566,885)
Prepaid expenses and other current assets	66,067	15,096
Income tax receivable	(296,742)	(211,400)
Unearned revenue	(118,789)	(30,705)
Lease liabilities	(122,118)	(109,509)
Grapes payable	(1,519,087)	(2,446,233)
Accounts payable	540,119	(198,720)
Accrued expenses	(295,038)	297,083
Net cash from operating activities	(1,337,263)	(3,012,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(15,994)	(23,644)
Additions to property and equipment	(99,350)	(306,654)
Net cash from investing activities	(115,344)	(330,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(27,620)	(26,023)
Proceeds from bank overdraft	(81,622)	129,105
Proceeds from (payments on) line of credit	(1,201,832)	635,946
Payment on long-term debt	(236,010)	(128,473)
Proceeds from long-term debt	3,011,697	2,500,000
Proceeds from issuance of preferred stock	-	250,502
Net cash from financing activities	1,464,613	3,361,057

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,006	17,990

CASH AND CASH EQUIVALENTS, beginning of period	320,883	238,482

CASH AND CASH EQUIVALENTS, end of period	$332,889	$256,472

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$11,354	$194,351
Reduction in investor deposits for preferred stock	$-	$718,857
Accrued preferred stock dividends	$563,177	$563,177

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2025	2024
Numerator

Net loss	$(728,981)	$(521,805)
Accrued preferred stock dividends	(563,177)	(563,177)

Net loss applicable to common shareholders	$(1,292,158)	$(1,084,982)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.26)	$(0.22)

Subsequent to the filing of the 2024 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2025	December 31, 2024
Winemaking and packaging materials	$1,587,348	$1,303,152
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	14,147,911	14,990,375
Finished goods (bottled wine and related products)	17,863,096	16,613,962

Total inventories	$33,598,355	$32,907,489

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2025	December 31, 2024
Construction in progress	$652,726	$633,179
Land, improvements, and other buildings	15,342,674	15,342,674
Winery buildings and tasting rooms	44,187,393	44,146,543
Equipment	20,875,346	20,835,506

	81,058,139	80,957,902

Accumulated depreciation	(29,716,121)	(28,945,751)

Property and equipment, net	$51,342,018	$52,012,151

Depreciation expense for the three months ended March 31, 2025 and 2024 was $770,370 and $791,986, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $1,203,983 at March 31, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2025, the Company had a balance of $968,348 due on this note. As of December 31, 2024, the Company had a balance of $995,968 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $16,818,597 and $14,042,910 as of March 31, 2025 and December 31, 2024 respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2025	711,361
2026	1,008,215
2027	4,079,492
2028	1,130,789
2029	1,007,284
Thereafter	8,881,456

$16,818,597

As of March 31, 2025, the Company had unamortized debt issuance costs of $173,081. As of December 31, 2024, the Company had unamortized debt issuance costs of $178,908.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero in income taxes for the three months ended March 31, 2025, and 2024.

Interest – The Company paid $228,105 and $134,979 for the three months ended March 31, 2025 and 2024, respectively, in interest on long-term debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three months ended March 31, 2025 and 2024. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$4,310,474	$4,286,156	$3,231,109	$4,516,924	$-	$-	$7,541,583	$8,803,080
Cost of Sales	1,185,593	1,295,145	1,596,882	2,235,213	-	-	2,782,475	3,530,358
Gross Profit	3,124,881	2,991,011	1,634,227	2,281,711	-	-	4,759,108	5,272,722
Selling and Marketing Expenses	3,086,255	3,263,381	640,035	504,424	241,420	259,977	3,967,710	4,027,782
Contribution Margin	$38,626	$(272,370)	$994,192	$1,777,287
Percent of Sales	57.2%	48.7%	42.8%	51.3%
General and Administration Expenses					1,661,376	1,847,517	1,661,376	1,847,517
Loss from Operations							$(869,978)	$(602,577)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of March 31, 2025 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of March 31, 2025 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at March 31, 2025 and December 31, 2024 was $1,637,861 and $1,853,982, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Lease Cost
Operating lease cost - Vineyards	$125,181	$114,782
Operating lease cost - Other	246,341	250,640
Short-term lease cost	10,166	8,427

Total lease cost	$381,688	$373,849

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$116,816	$115,266
Operating cash flows from operating leases - Other	$220,667	$219,363
Weighted-average remaining lease term - Operating leases in years	14.63	15.59
Weighted-average discount rate - Operating leases	7.65%	7.88%

Right-of-use assets obtained in exchange for new operating lease obligations were zero for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2025	$996,967
2026	1,312,758
2027	1,373,710
2028	1,366,420
2029	1,376,565
Thereafter	13,861,091
Total minimal lease payments	20,287,511
Less present value adjustment	(8,573,082)
Operating lease liabilities	11,714,429
Less current lease liabilities	(477,060)
Lease liabilities, net of current portion	$11,237,369

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, and the reduction in consumer demand for premium wines. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Such policies were unchanged during the three months ended March 31, 2025.

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

The Company sold 33,080 and 43,208 cases of produced wine during the three months ended March 31, 2025 and 2024, respectively, a decrease of 10,128 cases, or 23.5% in the current year period over the prior year period. The decrease in wine case sales was primarily the result of having lower wholesale case sales in the current quarter when compared to the same quarter last year.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2025, wine inventory included 213,444 cases of bottled wine and 628,019 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 40,216 cases during the three months ended March 31, 2025.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

James Suckling rated the Company’s 2022 Bernau Estate Pinot Noir 92 points and the 2023 Tualatin Estate Chardonnay 91 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2025 and 2024 was $7,541,583 and $8,803,080, respectively, a decrease of $1,261,497, or 14.3%, in the current year period over the prior year period. This decrease was caused by a decrease in revenues from distributor sales of $1,285,815, partly offset by an increase in direct sales to consumers of $24,318 in the current year’s three-month period over the same period in the prior year. The increase in direct sales to consumers was primarily the result of higher wine club revenues. The decrease in revenue from distributors was primarily attributed to fewer points of distribution in the current year three-month period over the same period in the prior year.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 and 2024 was $2,782,475 and $3,530,358, respectively, a decrease of $747,883, or 21.2%, in the current period over the prior year period. This change was primarily the result of the lower number of cases sold in the first quarter of 2025 when compared to the same quarter in 2024.

Gross Profit

Gross profit for the three months ended March 31, 2025 and 2024 was $4,759,108 and $5,272,722, respectively, a decrease of $513,614, or 9.7%, in the first quarter of 2025 over the same quarter in the prior year. This decrease was primarily the result of a decrease in sales through distributors.

Gross profit as a percentage of net sales for the three months ended March 31, 2025 and 2024 was 63.1% and 59.9%, respectively, an increase of 3.2 percentage points in the current quarter over the same quarter in the prior year. The increase was primarily the result of the higher prices charged for our products sold through retail locations in the first quarter of 2025 when compared to the same quarter in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 was $5,629,086 and $5,875,299, respectively, a decrease of $246,213, or 4.2%, in the current quarter over the same quarter in the prior year. This decrease was primarily the result of a decrease in selling expenses of $60,072, or 1.5% and a decrease in general and administrative expenses of $186,141, or 10.1% in the current quarter compared to the same quarter last year. General and administrative expenses decreased in the first quarter of 2025 compared to the same quarter of 2024 primarily as a result of lower legal costs.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was $298,221 and $229,678, respectively, an increase of $68,543 or 29.8%, in the first quarter of 2025 over the same quarter in the prior year. The increase in interest expense for the first quarter was primarily the result of higher debt compared to the first quarter of 2024.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2025 and 2024 was $296,742 and $212,407, respectively, an increase of $84,335 or 39.7%, in the first quarter of 2025 over the same quarter in the prior year, primarily as a result of a higher pre-tax loss in the first quarter of 2025, compared to the same quarter in 2024. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2025 and 2024 was 28.9% and 28.9% respectively.

Net Loss

Net loss for the three months ended March 31, 2025 and 2024 was $728,981 and $521,805, respectively, an increase of $207,176, or 39.7%, in the first quarter of 2025 over the same quarter in the prior year. The increase in net loss for the first quarter of 2025, compared to the comparable period in 2024, was primarily the result of lower case sales to distributors in 2025.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2025 and 2024 was $1,292,158 and $1,084,982, respectively, an increase of $207,176, or 19.1%, in the first quarter of 2025 over the same quarter in the prior year. The increase in loss applicable to common shareholders in the first quarter of 2025, compared to the same period of 2024, was the result of a higher net loss in the current period.

Liquidity and Capital Resources

At March 31, 2025, the Company had a working capital balance of $26.7 million and a current working capital ratio of 3.60:1.

At March 31, 2025, the Company had a cash balance of $332,889. At December 31, 2024, the Company had a cash balance of $320,883.

Total cash used for operating activities in the three months ended March 31, 2025 was $1,337,263. Cash used in operating activities for the three months ended March 31, 2025 was primarily associated with reduced grapes payable and increased inventories, being partially offset by depreciation and amortization and lower receivables.

Total cash used in investing activities in the three months ended March 31, 2025 was $115,344. Cash used in investing activities for the three months ended March 31, 2025 consisted of cash used for equipment and vineyard development costs.

Total cash generated from financing activities in the three months ended March 31, 2025 was $1,464,613. Cash generated from financing activities for the three months ended March 31, 2025 primarily consisted of proceeds from long-term debt, being partially offset by the repayment on the line of credit.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $1,203,983 at March 31, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants.

As of March 31, 2025, the Company had a 15-year installment note payable of $968,348, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2025, the Company had a total long-term debt balance of $16,818,597, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $173,801. As of December 31, 2024, the Company had a total long-term debt balance of $14,042,910, exclusive of debt issuance costs of $178,908.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities and through preferred stock sales will be sufficient to meet the Company’s long-term needs.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (Filed herewith)

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522)

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (Filed herewith)

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (Filed herewith)

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 15, 2016 (Filed herewith)

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2022, filed on August 11, 2022, File No. 001-37610)

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2025	By	/s/ James W. Bernau
James W. Bernau
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)