Form 10-Q
period 2025-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2025-08-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of common stock outstanding as of August 12, 2025: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$350,643	$320,883
Accounts receivable, net	2,215,818	3,151,810
Inventories	32,946,595	32,907,489
Prepaid expenses and other current assets	424,427	519,608
Income tax receivable	323,235	19,267
Total current assets	36,260,718	36,919,057

Other assets	13,824	13,824
Vineyard development costs, net	8,711,803	8,769,542
Property and equipment, net	50,643,122	52,012,151
Operating lease right of use assets	10,971,149	11,302,566

TOTAL ASSETS	$106,600,616	$109,017,140

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,951,957	$1,584,466
Accrued expenses	1,747,315	2,097,736
Bank overdraft	213,520	473,016
Line of credit	446,882	2,405,815
Note payable	940,314	995,968
Current portion of long-term debt	979,668	952,171
Current portion of lease liabilities	472,282	481,801
Unearned revenue	2,160,700	2,470,125
Grapes payable	-	1,519,087
Total current liabilities	8,912,638	12,980,185

Long-term debt, net of current portion and debt issuance costs	15,436,053	12,911,831
Lease liabilities, net of current portion	11,117,733	11,354,746
Deferred income taxes	2,536,648	2,536,648
Total liabilities	38,003,072	39,783,410

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $43,620,581, at June 30, 2025 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2024.	44,483,749	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	8,512,489	8,512,489
Retained earnings	15,601,306	17,363,845
Total shareholders’ equity	68,597,544	69,233,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,600,616	$109,017,140

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
SALES, NET	$10,195,763	$10,332,358	$17,737,346	$19,135,438
COST OF SALES	3,979,145	3,860,668	6,761,620	7,391,026

GROSS PROFIT	6,216,618	6,471,690	10,975,726	11,744,412

OPERATING EXPENSES
Sales and marketing	4,193,635	4,338,171	8,161,345	8,365,953
General and administrative	1,624,819	1,596,613	3,286,195	3,444,130
Total operating expenses	5,818,454	5,934,784	11,447,540	11,810,083

INCOME (LOSS) FROM OPERATIONS	398,164	536,906	(471,814)	(65,671)

OTHER INCOME (EXPENSE)
Interest expense, net	(270,145)	(263,694)	(568,366)	(493,381)
Other income, net	2,550	2,541	145,026	100,593

INCOME (LOSS) BEFORE INCOME TAXES	130,569	275,753	(895,154)	(458,459)

INCOME TAX (EXPENSE) BENEFIT	(37,774)	(79,775)	258,968	132,632

NET INCOME (LOSS)	92,795	195,978	(636,186)	(325,827)

Accrued preferred stock dividends	(563,176)	(563,249)	(1,126,353)	(1,126,426)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(470,381)	$(367,271)	$(1,762,539)	$(1,452,253)

Loss per common share after preferred dividends, basic and diluted	$(0.09)	$(0.07)	$(0.36)	$(0.29)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(728,981)	(728,981)

Balance at March 31, 2025	10,239,573	43,920,573	4,964,529	8,512,489	16,071,687	68,504,749

Preferred stock dividends accrued	-	563,176	-	-	(563,176)	-

Net income	-	-	-	-	92,795	92,795

Balance at June 30, 2025	10,239,573	$44,483,749	4,964,529	$8,512,489	$15,601,306	$68,597,544

	Six-Month Period Ended June 30, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(521,805)	(521,805)

Balance at March 31, 2024	10,239,573	43,920,572	4,964,529	8,512,489	18,649,698	71,082,759

Preferred stock dividends accrued	-	563,249	-	-	(563,249)	-

Net income	-	-	-	-	195,978	195,978

Balance at June 30, 2024	10,239,573	$44,483,821	4,964,529	$8,512,489	$18,282,427	$71,278,737

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(636,186)	$(325,827)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,632,833	1,666,003
Non-cash lease expense	331,417	278,017
Debt issuance costs	10,575	6,624
Change in operating assets and liabilities:
Accounts receivable	935,992	(412,126)
Inventories	(39,106)	(1,177,789)
Prepaid expenses and other current assets	95,181	226,893
Income taxes receivable	(303,968)	(136,624)
Unearned revenue	(309,425)	(138,493)
Lease liabilities	(246,532)	(221,162)
Grapes payable	(1,519,087)	(2,446,233)
Accounts payable	370,959	(59,276)
Accrued expenses	(350,421)	527,921
Net cash from operating activities	(27,768)	(2,212,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(43,229)	(126,735)
Additions to property and equipment	(166,304)	(1,061,541)
Net cash from investing activities	(209,533)	(1,188,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(55,654)	(51,148)
Proceeds from (payments on) bank overdraft	(259,496)	350,916
Payments on line of credit	(1,958,933)	(350,567)
Payments on long-term debt	(470,553)	(258,030)
Proceeds from long-term debt	3,011,697	3,500,000
Proceeds from issuance of preferred stock	-	250,502
Net cash from financing activities	267,061	3,441,673

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,760	41,325

CASH AND CASH EQUIVALENTS, beginning of period	320,883	238,482

CASH AND CASH EQUIVALENTS, end of period	$350,643	$279,807

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$6,999	$89,152
Reduction in investor deposits for preferred stock	$—	$718,857
Accrued preferred stock dividends	$1,126,353	$1,126,426

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator

Net income (loss)	$92,795	$195,978	$(636,186)	$(325,827)
Accrued preferred stock dividends	(563,176)	(563,249)	(1,126,353)	(1,126,426)

Net loss applicable to common shares	$(470,381)	$(367,271)	$(1,762,539)	$(1,452,253)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.09)	$(0.07)	$(0.36)	$(0.29)

Subsequent to the filing of the 2024 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2025	December 31, 2024
Winemaking and packaging materials	$1,536,558	$1,303,152
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	13,941,550	14,990,375
Finished goods (bottled wine and related products)	17,468,487	16,613,962

Total inventories	$32,946,595	$32,907,489

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2025	December 31, 2024
Construction in progress	$633,179	$633,179
Land, improvements, and other buildings	15,342,674	15,342,674
Winery, tasting room buildings, and hospitality center	44,187,393	44,146,543
Equipment	20,957,492	20,835,506
	81,120,738	80,957,902

Accumulated depreciation	(30,477,616)	(28,945,751)

Property and equipment, net	$50,643,122	$52,012,151

Depreciation expense for the three months ended June 30, 2025 and 2024 was $761,496 and $790,970, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $1,531,865 and $1,582,956, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $446,882 at June 30, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants. In July 2025, the Company renewed the credit agreement until July 31, 2026.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2025, the Company had a balance of $940,314 due on this note. As of December 31, 2024, the Company had a balance of $995,968 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $16,584,054 and $14,042,910 as of June 30, 2025 and December 31, 2024, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

As of June 30, 2025, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2025	476,819
2026	1,008,215
2027	4,079,491
2028	1,130,789
2029	1,007,284
Thereafter	8,881,456

$16,584,054

As of June 30, 2025, the Company had unamortized debt issuance costs of $168,333. As of December 31, 2024, the Company had unamortized debt issuance costs of $178,908.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $45,000 in income taxes for the three months ended June 30, 2025 and zero in income taxes for the three months ended June 30, 2024. The Company paid $45,000 in income taxes for the six months ended June 30, 2025 and zero in income taxes for the six months ended June 30, 2024.

Interest – The Company paid $267,696 and $129,539 for the three months ended June 30, 2025 and 2024, respectively, in interest on debt and the line of credit. The Company paid $495,801 and $264,518 for the six months ended June 30, 2025 and 2024, respectively, in interest on debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ended June 30, 2025 and 2024. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$5,497,973	$5,721,172	$4,697,790	$4,611,186	$-	$-	$10,195,763	$10,332,358
Cost of sales	1,451,868	1,608,422	2,527,277	2,252,246	-	-	3,979,145	3,860,668
Gross profit	4,046,105	4,112,750	2,170,513	2,358,940	-	-	6,216,618	6,471,690
Selling expenses	3,255,050	3,596,924	653,604	505,367	284,981	235,880	4,193,635	4,338,171
Contribution margin	$791,055	$515,826	$1,516,909	$1,853,573
Percent of total sales	53.9%	55.4%	46.1%	44.6%
General and administration expenses					1,624,819	1,596,613	1,624,819	1,596,613
Income from operations							$398,164	$536,906

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$9,808,448	$10,007,328	$7,928,898	$9,128,110	$-	$-	$17,737,346	$19,135,438
Cost of sales	2,637,462	2,903,567	4,124,158	4,487,459	-	-	6,761,620	7,391,026
Gross profit	7,170,986	7,103,761	3,804,740	4,640,651	-	-	10,975,726	11,744,412
Selling expenses	6,341,306	6,860,305	1,293,639	1,009,792	526,400	495,856	8,161,345	8,365,953
Contribution margin	$829,680	$243,456	$2,511,101	$3,630,859
Percent of total sales	55.3%	52.3%	44.7%	47.7%
General and administration expenses					3,286,195	3,444,130	3,286,195	3,444,130
Loss from operations							$(471,814)	$(65,671)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of June 30, 2025 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of June 30, 2025 for the issuance of Preferred Stock.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at June 30, 2025 and December 31, 2024 was $1,457,927 and $1,853,982, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The following tables provide lease cost and other lease information:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Lease Cost
Operating lease cost - Vineyards	$250,363	$229,564
Operating lease cost - Other	492,682	496,980
Short-term lease cost	22,345	18,527

Total lease cost	$765,390	$745,071

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$234,164	$230,964
Operating cash flows from operating leases - Other	$441,334	$388,941
Weighted-average remaining lease term - Operating leases in years	14.37	15.39
Weighted-average discount rate - Operating leases	7.66%	7.89%

Right-of-use assets obtained in exchange for new operating lease obligations were zero for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2025	$657,038
2026	1,312,758
2027	1,373,710
2028	1,366,420
2029	1,376,565
Thereafter	13,861,091
Total minimal lease payments	19,947,582
Less present value adjustment	(8,357,567)
Operating lease liabilities	11,590,015
Less current lease liabilities	(472,282)
Lease liabilities, net of current portion	$11,117,733

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Such policies were unchanged during the six months ended June 30, 2025.

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

The Company sold 83,968 and 91,102 cases of produced wine during the six months ended June 30, 2025 and 2024, respectively, a decrease of 7,134 cases, or 7.8% in the current year period over the prior year period. The decrease in wine case sales was the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2025, wine inventory included 244,252 cases of bottled wine and 497,066 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 93,462 cases during the six months ended June 30, 2025.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The tasting room at the Company’s Estate Winery in the Salem Hills, Oregon was awarded the Best Wine Tasting Room in the country by USA Today in their 10 Best Readers’ Choice Awards for the second consecutive year. The Company was also awarded the #2 Best Wine Club in the nation by USA Today for the second consecutive year.

James Suckling rated the 2023 Whole Cluster Pinot Noir 92 points, and the 2023 White Pinot Noir 91 points.

James Suckling rated the 2023 Whole Cluster Pinot Noir 92 points.

International Wine Report awarded the 2022 Tualatin Estate Pinot Noir 93 points and the 2021 Elton Self-Rooted Pinot Noir 92 points.

Wine Enthusiast Magazine rated the 2023 Whole Cluster Pinot Noir, 2023 White Pinot Noir, 2023 Bernau Block Chardonnay and 2021 Domaine Willamette Brut 91 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2025 and 2024 were $10,195,763 and $10,332,358, respectively, a decrease of $136,595, or 1.3%, in the current year period over the prior year period. This decrease was caused by a decrease in direct sales of $223,199, partly offset by an increase in sales through distributors of $86,604 in the current year three-month period over the prior year period. The decrease in revenue from direct sales was primarily related to lower internet and telephone sales. Sales revenue for the six months ended June 30, 2025 and 2024 were $17,737,346 and $19,135,438, respectively, a decrease of $1,398,092, or 7.3%, in the current year period over the prior year period. This decrease was caused by a decrease in revenues from direct sales of $198,880 and a decrease in revenues from sales through distributors of $1,199,212 in the current year period over the prior year period. The decrease in revenues from sales through distributors was primarily the result of lower case sales in the current year.

Cost of Sales

Cost of Sales for the three months ended June 30, 2025 and 2024 were $3,979,145 and $3,860,668, respectively, an increase of $118,477, or 3.1%, in the current period over the prior year period. This change was primarily the result of higher cost products sold in the current quarter compared to the same quarter last year. Cost of Sales for the six months ended June 30, 2025 and 2024 were $6,761,620 and $7,391,026, respectively, a decrease of $629,406 or 8.5%, in the current period over the prior year period. This change was primarily the result of lower case sales in the first six months of 2025 when compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2025 and 2024 was 61.0% and 62.6%, respectively, a decrease of 1.6 percentage points in the current year period over the prior year period, mostly as a result of more discounts on products compared to the same quarter of 2024. Gross profit as a percentage of net sales for the six months ended June 30, 2025 and 2024 was 61.9% and 61.4%, respectively, an increase of 0.5 percentage points in the current year period over the prior year period. The increase was primarily the result of higher prices being charged for products in direct sales in the first six months of 2025 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 was $5,818,454 and $5,934,784 respectively, a decrease of $116,330, or 2.0%, in the current quarter over the same quarter in the prior year. This decrease was primarily the result of a decrease in selling and marketing expenses of $144,536, or 3.3% being partially offset by an increase in general and administrative expenses of $28,206, or 1.8% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the six months ended June 30, 2025 and 2024 was $11,447,540 and $11,810,083, respectively, a decrease of $362,543, or 3.1%, in the current year period over the prior year period. This decrease was primarily the result of a decrease in selling and marketing expenses of $204,608, or 2.4% combined with a decrease in general and administrative expenses of $157,935, or 4.6% in the current year period compared to the same period in 2024. General and administrative expenses decreased in the first six months of 2025 compared to the same period in the prior year primarily as a result of lower legal costs.

Interest Expense

Interest expense for the three months ended June 30, 2025 and 2024 was $270,145 and $263,694, respectively, an increase of $6,451 or 2.4%, in the second quarter of 2025 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2025 and 2024 was $568,366 and $493,381, respectively, an increase of $74,985 or 15.2%, in the current year period over the prior year period. The increase in interest expense for the second quarter and first six months of 2025 was primarily the result of increased long term debt compared to the second quarter and first six months of 2024.

Income Taxes

The income tax expense for the three months ended June 30, 2025 and 2024 was $37,774 and $79,775, respectively, a decrease of $42,001 or 52.6%, in the second quarter of 2025 over the same quarter in the prior year mostly as a result of the lower pre-tax income in the second quarter of 2025, compared to the same quarter in 2024. The Company’s estimated federal and state combined income tax rate was 28.9% and the three months ended June 30, 2025 and 2024. The income tax benefit for the six months ended June 30, 2025 and 2024 was $258,968 and $132,632, respectively, an increase of $126,336 or 95.3% in the current year period over the prior year period, mostly a result of a higher pre-tax loss in the first six months of 2025, compared to the same period in 2024. The Company’s estimated federal and state combined income tax rate was 28.9% for the six months ended June 30, 2025 and 2024.

Net Income (Loss)

Net income for the three months ended June 30, 2025 and 2024 was $92,795 and $195,978, respectively, a decrease of $103,183, or 52.7%, in the second quarter of 2025 over the same quarter in the prior year. Net loss for the six months ended June 30, 2025 and 2024 was $636,186 and $325,827, respectively, an increase of $310,359, or 95.3%, in the current year period over the prior year period. The decrease in net income for the second quarter and increase in net loss for the first half of 2025, compared to the comparable periods in 2024, was primarily the result of lower revenue in 2025.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2025 and 2024 was $470,381 and $367,271, respectively, an increase of $103,110, or 28.1%, in the second quarter of 2025 over the same quarter in the prior year. Net loss applicable to common shareholders for the six months ended June 30, 2025 and 2024 was $1,762,539 and $1,452,253, respectively, an increase of $310,286, or 21.4%, in the current year period over the prior year period. The increase in loss applicable to common shareholders in the second quarter and the first six months of 2025, compared to the same period of 2024, was the result of a higher net loss in the current period.

Liquidity and Capital Resources

At June 30, 2025, the Company had a working capital balance of $27.3 million and a current working capital ratio of 4.07:1.

At June 30, 2025, the Company had a cash balance of $350,643. At December 31, 2024, the Company had a cash balance of $320,883.

Total cash used for operating activities in the six months ended June 30, 2025 was $27,768. Cash used in operating activities for the six months ended June 30, 2025 was primarily associated with a net loss, as well as reduced grapes payable and accrued expenses, being partially offset by depreciation and amortization.

Total cash used in investing activities in the three months ended June 30, 2025 was $209,533. Cash used in investing activities for the six months ended June 30, 2025 consisted of cash used on equipment and vineyard development costs.

Total cash generated from financing activities in the six months ended June 30, 2025 was $267,061. Cash generated from financing activities for the six months ended June 30, 2025 primarily consisted of proceeds from long-term debt being partially offset by the repayment of long-term debt and the line of credit.

In December of 2005, the Company entered into a revolving line of credit agreement with Umpqua Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In July 2021, the Company renewed the Credit Agreement until July 31, 2023. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2023 the line of credit was renewed for an additional two years. The Company had an outstanding line of credit balance of $446,882 at June 30, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants. In July 2025, the Company renewed the credit agreement until July 31, 2026.

As of June 30, 2025, the Company had a 15-year installment note payable of $940,314, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2025, the Company had a total long-term debt balance of $16,584,054, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $168,333. As of December 31, 2024, the Company had a total long-term debt balance of $14,042,910, exclusive of debt issuance costs of $178,908.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities and through preferred stock sales will be sufficient to meet the Company’s long-term needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s President and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that review, the President and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522).

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 16, 2016 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 12, 2025	By	/s/ James W. Bernau
James W. Bernau
President
(Principal Executive Officer)

Date: August 12, 2025	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)