Form 10-Q
period 2025-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2025-11-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of common stock outstanding as of November 13, 2025: 4,964,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,566	$320,883
Accounts receivable, net	2,192,506	3,151,810
Inventories	34,267,179	32,907,489
Prepaid expenses and other current assets	361,473	519,608
Income tax receivable	785,431	19,267
Total current assets	37,979,155	36,919,057

Other assets	13,824	13,824
Vineyard development costs, net	8,674,046	8,769,542
Property and equipment, net	50,098,097	52,012,151
Operating lease right of use assets	10,832,925	11,302,566

TOTAL ASSETS	$107,598,047	$109,017,140

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,878,998	$1,584,466
Accrued expenses	1,943,859	2,097,736
Investor deposits for preferred stock	1,621,598	-
Bank overdraft	600,291	473,016
Line of credit	1,164,558	2,405,815
Note payable	913,103	995,968
Current portion of long-term debt	993,875	952,171
Current portion of lease liabilities	474,932	481,801
Unearned revenue	2,036,683	2,470,125
Grapes payable	557,853	1,519,087
Total current liabilities	12,185,750	12,980,185

Long-term debt, net of current portion and debt issuance costs	14,270,632	12,911,831
Lease liabilities, net of current portion	11,010,791	11,354,746
Deferred income taxes	2,536,648	2,536,648
Total liabilities	40,003,821	39,783,410

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $44,183,758, at September 30, 2025 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2024.	45,046,926	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,964,529 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	8,601,621	8,512,489
Retained earnings	13,945,679	17,363,845
Total shareholders' equity	67,594,226	69,233,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,598,047	$109,017,140

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

SALES, NET	$8,353,200	$9,370,713	$26,090,546	$28,506,151
COST OF SALES	3,349,228	3,562,599	10,110,848	10,953,625

GROSS PROFIT	5,003,972	5,808,114	15,979,698	17,552,526

OPERATING EXPENSES
Sales and marketing	4,444,433	4,326,851	12,605,778	12,692,804
General and administrative	1,773,066	1,617,769	5,059,261	5,061,899
Total operating expenses	6,217,499	5,944,620	17,665,039	17,754,703

LOSS FROM OPERATIONS	(1,213,527)	(136,506)	(1,685,341)	(202,177)

OTHER INCOME (EXPENSE)
Interest expense, net	(304,957)	(257,192)	(873,323)	(750,573)
Other income (expense), net	(18,662)	(4,424)	126,364	96,169

LOSS BEFORE INCOME TAXES	(1,537,146)	(398,122)	(2,432,300)	(856,581)

INCOME TAX BENEFIT	444,696	115,177	703,664	247,809

NET LOSS	(1,092,450)	(282,945)	(1,728,636)	(608,772)

Accrued preferred stock dividends	(563,177)	(563,250)	(1,689,530)	(1,689,676)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,655,627)	$(846,195)	$(3,418,166)	$(2,298,448)

Loss per common share after preferred dividends, basic and diluted	$(0.33)	$(0.17)	$(0.69)	$(0.46)

Weighted-average number of common shares outstanding, basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(728,981)	(728,981)
Balance at March 31, 2025	10,239,573	43,920,573	4,964,529	8,512,489	16,071,687	68,504,749
Preferred stock dividends accrued	-	563,176	-	-	(563,176)	-
Net income	-	-	-	-	92,795	92,795
Balance at June 30, 2025	10,239,573	44,483,749	4,964,529	8,512,489	15,601,306	68,597,544
Stock based compensation	-	-	-	89,132	-	89,132
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(1,092,450)	(1,092,450)
Balance at September 30, 2025	10,239,573	$45,046,926	4,964,529	$8,601,621	$13,945,679	$67,594,226

	Nine-Month Period Ended September 30, 2024
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205
Issuance of preferred stock, net	192,740	969,359	-	-	-	969,359
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(521,805)	(521,805)
Balance at March 31, 2024	10,239,573	43,920,572	4,964,529	8,512,489	18,649,698	71,082,759
Preferred stock dividends accrued	-	563,249	-	-	(563,249)	-
Net income	-	-	-	-	195,978	195,978
Balance at June 30, 2024	10,239,573	44,483,821	4,964,529	8,512,489	18,282,427	71,278,737
Preferred stock dividends accrued	-	563,250	-	-	(563,250)	-
Net loss	-	-	-	-	(282,945)	(282,945)
Balance at September 30, 2024	10,239,573	$45,047,071	4,964,529	$8,512,489	$17,436,232	$70,995,792

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,728,636)	$(608,772)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,441,167	2,493,106
Loss on disposition of property & equipment	21,212	-
Common stock compensation expense	89,132	-
Non-cash lease expense	492,003	417,473
Debt issuance costs	15,323	9,935
Change in operating assets and liabilities:
Accounts receivable	959,304	431,954
Inventories	(1,359,690)	(3,046,229)
Prepaid expenses and other current assets	158,135	291,486
Income taxes receivable	(766,164)	(278,801)
Unearned revenue	(433,442)	(254,228)
Lease liabilities	(373,186)	(334,739)
Grapes payable	(961,234)	(1,886,226)
Accounts payable	154,251	(204,986)
Accrued expenses	(153,877)	810,199
Net cash from operating activities	(1,445,702)	(2,159,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(55,955)	(167,465)
Additions to property and equipment	(256,593)	(1,487,687)
Net cash from investing activities	(312,548)	(1,655,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(82,865)	(77,957)
Proceeds from (payments on) bank overdraft	127,275	(178,620)
Proceeds from (payments on) line of credit	(1,241,257)	775,022
Payments on long-term debt	(1,626,515)	(389,254)
Proceeds from investor deposits held as liability	1,621,598	-
Proceeds from long-term debt	3,011,697	3,500,000
Proceeds from issuance of preferred stock	-	250,502
Net cash from financing activities	1,809,933	3,879,693

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,683	64,713

CASH AND CASH EQUIVALENTS, beginning of period	320,883	238,482

CASH AND CASH EQUIVALENTS, end of period	$372,566	$303,195

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$150,748	$208,496
Reduction in investor deposits for preferred stock	$-	$718,857
Accrued preferred stock dividends	$1,689,530	$1,689,676

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator

Net loss	$(1,092,450)	$(282,945)	$(1,728,636)	$(608,772)
Accrued preferred stock dividends	(563,177)	(563,250)	(1,689,530)	(1,689,676)

Net loss applicable to common shares	$(1,655,627)	$(846,195)	$(3,418,166)	$(2,298,448)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,964,529	4,964,529	4,964,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.33)	$(0.17)	$(0.69)	$(0.46)

Subsequent to the filing of the 2024 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2025	December 31, 2024
Winemaking and packaging materials	$1,437,983	$1,303,152
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	13,967,947	14,990,375
Finished goods (bottled wine and related products)	18,861,249	16,613,962

Total inventories	$34,267,179	$32,907,489

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2025	December 31, 2024
Construction in progress	$626,890	$633,179
Land, improvements, and other buildings	15,342,674	15,342,674
Winery, tasting room buildings, and hospitality center	44,123,730	44,146,543
Equipment	21,139,144	20,835,506

	81,232,438	80,957,902

Accumulated depreciation	(31,134,341)	(28,945,751)

Property and equipment, net	$50,098,097	$52,012,151

Depreciation expense for the three months ended September 30, 2025 and 2024 was $757,851 and $785,581, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $2,289,716 and $2,368,537, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the credit agreement until July 31, 2026. The Company had an outstanding line of credit balance of $1,164,558 at September 30, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2025, the Company had a balance of $913,103 due on this note. As of December 31, 2024, the Company had a balance of $995,968 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $15,428,093 and $14,042,910 as of September 30, 2025 and December 31, 2024, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. These loans are collateralized against the property on the Company estates in Salem and Tualatin.

As of September 30, 2025, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2025	238,841
2026	1,008,215
2027	3,161,508
2028	1,130,789
2029	1,007,284
Thereafter	8,881,456

$15,428,093

As of September 30, 2025, the Company had unamortized debt issuance costs of $163,586. As of December 31, 2024, the Company had unamortized debt issuance costs of $178,908.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $17,500 in income taxes for the three months ended September 30, 2025 and $27,000 in income taxes for the three months ended September 30, 2024. The Company paid $62,500 in income taxes for the nine months ended September 30, 2025 and $27,000 in income taxes for the nine months ended September 30, 2024.

On July 4, 2025, a budget and reconciliation package referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law.  The OBBBA enacts significant changes to U.S. tax and related laws, including, among other things, expensing of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025.  There was no material change to the Company’s effective income tax rate as a result of these changes for the period ending September 30, 2025.

Interest – The Company paid $227,510 and $127,444 for the three months ended September 30, 2025 and 2024, respectively, in interest on debt and the line of credit. The Company paid $723,311 and $391,962 for the nine months ended September 30, 2025 and 2024, respectively, in interest on debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ended September 30, 2025 and 2024. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$4,636,319	$5,020,739	$3,716,881	$4,349,974	$-	$-	$8,353,200	$9,370,713
Cost of sales	1,350,484	1,427,377	1,998,744	2,135,222	-	-	3,349,228	3,562,599
Gross profit	3,285,835	3,593,362	1,718,137	2,214,752	-	-	5,003,972	5,808,114
Selling expenses	3,391,143	3,551,780	778,617	513,578	274,673	261,493	4,444,433	4,326,851
Contribution margin	$(105,308)	$41,582	$939,520	$1,701,174
Percent of total sales	55.5%	53.6%	44.5%	46.4%
General and administration expenses					1,773,066	1,617,769	1,773,066	1,617,769
Loss from operations							$(1,213,527)	$(136,506)

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$14,444,767	$15,028,067	$11,645,779	$13,478,084	$-	$-	$26,090,546	$28,506,151
Cost of sales	3,987,946	4,330,945	6,122,902	6,622,680	-	-	10,110,848	10,953,625
Gross profit	10,456,821	10,697,122	5,522,877	6,855,404	-	-	15,979,698	17,552,526
Selling expenses	9,732,449	10,412,084	2,072,256	1,523,369	801,073	757,351	12,605,778	12,692,804
Contribution margin	$724,372	$285,038	$3,450,621	$5,332,035
Percent of total sales	55.4%	52.7%	44.6%	47.3%
General and administration expenses					5,059,261	5,061,899	5,059,261	5,061,899
Loss from operations							$(1,685,341)	$(202,177)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of September 30, 2025 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of September 30, 2025 for the issuance of Preferred Stock.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000. Net proceeds of $1,621,598 have been received under these offerings as of September 30, 2025 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at September 30, 2025 and December 31, 2024 was $1,321,760 and $1,853,982, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

8) EQUITY INCENTIVE PLAN

The Willamette Valley Vineyards Inc, 2025 Omnibus Equity Incentive Plan ("2025 Plan") was adopted by the Company's board of directors on September 9, 2025. The 2025 Plan provides for the grant of Options, Share Appreciation Rights, Restricted Share Units, Other Share-based Awards or any combination of the foregoing to selected employees, directors and independent contractors of the Company.

During the three months ended September 30, 2025, the Company granted 285,000 restricted shares and share units under the 2025 Plan. As of September 30, 2025, no shares had been registered with the SEC under this plan. The Company filed the registration statement to register the shares related to the 2025 Plan on November 12, 2025. The 15,000 shares that vested prior to November 12, 2025 will be issued during the three month period ended December 31, 2025.

The Company recognized $89,132 in stock-based compensation expense during the three months ended September 30, 2025 related to the 2025 Plan.

9) LEASES

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

Operating Leases – Non-Vineyard – In January 2018, the Company assumed a lease, through December 2022, for its Maison Bleue tasting room in Walla Walla, Washington. In January 2023, the Company entered into a new lease to December 2027 with one five year renewal option, and defined payments over the term of the lease. For right of use asset and liability calculations the Company has not included the renewal option.

In February 2020, the Company entered into a lease for 5 years, with three five-year renewal options for a retail wine facility in Folsom, California, referred to as Willamette Wineworks. The lease contains an escalation provision tied to the CPI not to exceed 3% per annum with increases not allowed in any year being carried forward to the following years. In September 2025 the Company amended the renewal options and extended the lease until February 2027. For right of use asset and liability calculations the Company has concluded it is reasonably certain to extend available options through February 2040.

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

The following tables provide lease cost and other lease information:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Lease Cost
Operating lease cost - Vineyards	$375,544	$344,346
Operating lease cost - Other	734,486	743,321
Short-term lease cost	31,683	28,543

Total lease cost	$1,141,713	$1,116,210

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$351,512	$346,662
Operating cash flows from operating leases - Other	$657,253	$658,272
Weighted-average remaining lease term - Operating leases in years	14.25	15.19
Weighted-average discount rate - Operating leases	7.67%	7.90%

Right-of-use assets obtained in exchange for new operating lease obligations were $22,362 for the nine months ended September 30, 2025 and zero for the nine months ended September 30, 2024.

As of September 30, 2025, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2025	$324,459
2026	1,315,508
2027	1,376,460
2028	1,369,170
2029	1,379,314
Thereafter	13,889,048
Total minimal lease payments	19,653,959
Less present value adjustment	(8,168,236)
Operating lease liabilities	11,485,723
Less current lease liabilities	(474,932)
Lease liabilities, net of current portion	$11,010,791

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Such policies were unchanged during the nine months ended September 30, 2025.

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

The Company sold 124,254 and 135,424 cases of produced wine during the nine months ended September 30, 2025 and 2024, respectively, a decrease of 11,170 cases, or 8.2% in the current year period over the prior year period. The decrease in wine case sales was the result of decreased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2025, wine inventory included 231,368 cases of bottled wine and 612,224 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 146,176 cases during the nine months ended September 30, 2025.

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

Wine Enthusiast Magazine rated the 2022 Père Ami Red Blend 93 points, 2022 Métis Red Blend 94 points, Willamette Valley Vineyards 2023 Founders’ Reserve Pinot Noir and 2023 Dijon Clone Chardonnay 92 points, and the 2023 Founders’ Reserve Chardonnay 91 points.

James Suckling rated the 2023 Founders’ Reserve Pinot Noir and Chardonnay 93 points. National Sales’ 2023 White Pinot Noir received 91 points and 2023 Pinot Gris 90 points.

USA Wine Ratings Competition awarded the Company’s 2023 Estate Pinot Noir 94 points, 2023 Whole Cluster Pinot Noir 93 points, National Sales’ 2023 Pinot Gris and 2023 White Pinot Noir 92 points, the 2023 Dijon Clone Pinot Noir rated 92 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2025 and 2024 were $8,353,200 and $9,370,713, respectively, a decrease of $1,017,513, or 10.9%, in the current year period over the prior year period. This decrease was caused by a decrease in direct sales of $384,420, and a decrease in sales through distributors of $633,093 in the current year three-month period over the prior year period. The decrease in revenue from direct sales was primarily related to lower internet and telephone sales. Sales revenue for the nine months ended September 30, 2025 and 2024 were $26,090,546 and $28,506,151, respectively, a decrease of $2,415,605, or 8.5%, in the current year period over the prior year period. This decrease was caused by a decrease in revenues from direct sales of $583,300 and a decrease in revenues from sales through distributors of $1,832,305 in the current year period over the prior year period. The decrease in revenues from sales through distributors was primarily the result of lower case sales in the current year.

Cost of Sales

Cost of Sales for the three months ended September 30, 2025 and 2024 were $3,349,228 and $3,562,599, respectively, a decrease of $213,371, or 6.0%, in the current period over the prior year period. This change was primarily the result of lower sales in the current quarter compared to the same quarter last year. Cost of Sales for the nine months ended September 30, 2025 and 2024 were $10,110,848 and $10,953,625, respectively, a decrease of $842,777 or 7.7%, in the current period over the prior year period. This change was primarily the result of lower case sales in the first nine months of 2025 when compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2025 and 2024 was 59.9% and 62.0%, respectively, a decrease of 2.1 percentage points in the current year period over the prior year period, mostly as a result of higher percentage rebates paid to distributors compared to the same quarter of 2024. Gross profit as a percentage of net sales for the nine months ended September 30, 2025 and 2024 was 61.2% and 61.6%, respectively, a decrease of 0.4 percentage points in the current year period over the prior year period. The decrease was primarily the result of higher percentage rebates paid to distributors in the first nine months of 2025 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 was $6,217,499 and $5,944,620 respectively, an increase of $272,879, or 4.6%, in the current quarter over the same quarter in the prior year. The increase was primarily the result of an increase in selling and marketing expenses of $117,582, or 2.7% and an increase in general and administrative expenses of $155,297, or 9.6% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the nine months ended September 30, 2025 and 2024 was $17,665,039 and $17,754,703, respectively, a decrease of $89,664, or 0.5%, in the current year period over the prior year period. This decrease was primarily the result of a decrease in selling and marketing expenses of $87,026, or 0.7% combined with a decrease in general and administrative expenses of $2,638, or 0.1% in the current year period compared to the same period in 2024. General and administrative expenses decreased in the first nine months of 2025 compared to the same period in the prior year primarily as a result of lower legal costs being partly offset by higher administration costs.

Interest Expense

Interest expense for the three months ended September 30, 2025 and 2024 was $304,957 and $257,192, respectively, an increase of $47,765 or 18.6%, in the third quarter of 2025 over the same quarter in the prior year. Interest expense for the nine months ended September 30, 2025 and 2024 was $873,323 and $750,573, respectively, an increase of $122,750 or 16.4%, in the current year period over the prior year period. The increase in interest expense for the third quarter and first nine months of 2025 was primarily the result of increased long term debt in these periods compared to the third quarter and first nine months of 2024.

Income Taxes

The income tax benefit for the three months ended September 30, 2025 and 2024 was $444,696 and $115,177, respectively, an increase of $329,519 or 286.1%, in the third quarter of 2025 over the same quarter in the prior year mostly as a result of the higher pre-tax loss in the third quarter of 2025, compared to the same quarter in 2024. The Company’s estimated federal and state combined income tax rate was 28.9% and the three months ended September 30, 2025 and 2024. The income tax benefit for the nine months ended September 30, 2025 and 2024 was $703,664 and $247,809, respectively, an increase of $455,855 or 184.0% in the current year period over the prior year period, mostly a result of a higher pre-tax loss in the first nine months of 2025, compared to the same period in 2024. The Company’s estimated federal and state combined income tax rate was 28.9% for the nine months ended September 30, 2025 and 2024.

Net Loss

Net loss for the three months ended September 30, 2025 and 2024 was $1,092,450 and $282,945, respectively, an increase of $809,505, or 286.1%, in the third quarter of 2025 over the same quarter in the prior year. Net loss for the nine months ended September 30, 2025 and 2024 was $1,728,636 and $608,772, respectively, an increase of $1,119,864, or 184.0%, in the current year period over the prior year period. The increase in net loss for the third quarter and increase in net loss for the nine months of 2025, compared to the comparable periods in 2024, was primarily the result of lower revenue in 2025.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2025 and 2024 was $1,655,627 and $846,195 respectively, an increase of $809,432, or 95.7%, in the third quarter of 2025 over the same quarter in the prior year. Net loss applicable to common shareholders for the nine months ended September 30, 2025 and 2024 was $3,418,166 and $2,298,448, respectively, an increase of $1,119,718, or 48.7%, in the current year period over the prior year period. The increase in loss applicable to common shareholders in the third quarter and the first nine months of 2025, compared to the same period of 2024, was the result of a higher net loss in the current periods.

Liquidity and Capital Resources

At September 30, 2025, the Company had a working capital balance of $25.8 million and a current working capital ratio of 3.12:1.

At September 30, 2025, the Company had a cash balance of $372,566. At December 31, 2024, the Company had a cash balance of $320,883.

Total cash used for operating activities in the nine months ended September 30, 2025 was $1,445,702. Cash used in operating activities for the nine months ended September 30, 2025 was primarily associated with a net loss, as well as reduced grapes payable and increased inventory, being partially offset by depreciation and amortization and a reduction in accounts receivable.

Total cash used in investing activities in the three months ended September 30, 2025 was $312,548. Cash used in investing activities for the nine months ended September 30, 2025 consisted of cash used on equipment and vineyard development costs.

Total cash generated from financing activities in the nine months ended September 30, 2025 was $1,809,933. Cash generated from financing activities for the nine months ended September 30, 2025 primarily consisted of proceeds from long-term debt and investor deposits for preferred stock partially offset by the repayment of long-term debt and the line of credit.

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the credit agreement until July 31, 2026. The Company had an outstanding line of credit balance of $1,164,558 at September 30, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The line of credit agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2024, the Company was in compliance with these financial covenants.

As of September 30, 2025, the Company had a 15-year installment note payable of $913,103, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2025, the Company had a total long-term debt balance of $15,428,093, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $163,586. As of December 31, 2024, the Company had a total long-term debt balance of $14,042,910, exclusive of debt issuance costs of $178,908.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522).

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 16, 2016 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 13, 2025	By	/s/ James W. Bernau
James W. Bernau
President
(Principal Executive Officer)

Date: November 13, 2025	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)