Form 10-K
period 2025-12-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2026-03-24
CIK 838875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $25,228,957.

The number of outstanding shares of the registrant’s common stock as of March 24, 2026 was 4,979,529.

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

Products – Under its Willamette Valley Vineyards label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, the brand’s flagship and its largest selling varietal, $25 to $120 per bottle; Chardonnay, $25 to $85 per bottle; Pinot Gris, $35 per bottle; Pinot Blanc, $40 per bottle; Sauvignon Blanc, $35 per bottle; Gruner Veltliner, $45 per bottle; Rose, $27 to $34 per bottle; Brut, $80 per bottle; Brut Rose, $80 per bottle; and Riesling, $21 per bottle (all bottle prices included herein are the suggested retail prices). The Company’s mission for this brand is to become the premier producer of Pinot Noir in the Pacific Northwest.

Under its Domaine Willamette label, the Company produces and sells the following types of wine in 750 ml bottles: Brut, $80 per bottle; Brut Rose, $80 per bottle; and Blanc de Blancs, $90 per bottle. This brand’s mission is to be the highest quality producer of Sparkling Wines in Oregon.

Under its Tualatin Estate Vineyards label, the Company currently produces and sells 750 ml bottles of Semi-Sparkling Muscat, $20 per bottle.

Under its Griffin Creek label, the Company produces and sells the following types of wine in 750 ml bottles: Syrah, the brand’s flagship, $65 per bottle; Merlot, $65 per bottle; Cabernet Sauvignon, $65 per bottle; Grenache, $80 per bottle; Cabernet Franc, $65 per bottle; Tempranillo, $65 per bottle; Malbec, $60 per bottle; The Griffin (a Bordeaux style blend), $75 per bottle; and Viognier, $45 per bottle. This brand’s mission is to be the highest quality producer of Bordeaux and Rhone varietals in Southern Oregon.

Under its Elton label, the Company produces and sells the following types of wine in 750 ml bottles: Pinot Noir, $80 per bottle; and Chardonnay, $80 per bottle.

Under its Pambrun label, the Company produces and sells the following types of wine in 750 ml bottles: Chrysologue, $90 per bottle; Merlot, $80 per bottle; Cabernet Sauvignon, $90 per bottle; and Malbec, $75 per bottle.

Under its Maison Bleue label, the Company produces and sells the following types of wine in 750 ml bottles: Frontiere Syrah, $80 per bottle; Graviére Syrah, $75 per bottle; Voyageur Syrah, $70 per bottle; Bourgeois Grenache, $70 per bottle; Voltigeur Viognier, $60 per bottle; and Lisette Rose, $45 per bottle.

The Company holds U.S. federal and/or Oregon state trademark registrations for the trademarks material to the business, including but not limited to: Willamette, Willamette Valley Vineyards, WVV, Domaine Willamette, Willamette Whiskey, Whole Cluster, Give Your Whole Heart with Willamette Whole Cluster, Daedalus Cellars, Elton, Griffin, Griffin Creek, Ingram Estate, It’s Willamette, Dammit!, Jory Claim, Pambrun, Pambrun Cross Logo, SIP. SAVE., Made in Oregon Cellars, Heart Vine, Camp Willamette, Natoma, Salem Hills, Oregon Blossom, Oregon’s Landmark Winery, Oregon’s Nog, Club Willamette, Eagle’s Clutch, Kayak, W Willamette Valley Vineyards, Fuller, Maison Bleue Winery, Métis, Willamette Wineworks, Tualatin Estate, Tualatin, Natoma, Côte du Bleue and Père Ami.

Market overview – According to Silicon Valley Bank’s (SVB) 2026 annual report, US wine volume reduced by around 2% to 329 million cases and revenue reduced 1.6% to around $74.3 billion in 2025 from 2024. According to this report, US wine volume consumed has reduced over the last five years. Additionally, direct-to-consumer volume declined and tasting room visitation dropped for the fourth consecutive year and consumer demand for the overall wine category continued its decline, with fewer U.S. consumers opting for wine and choosing alternatives such as ready-to-drink beverages, spirits, cannabis, or abstaining altogether. The SVB forecast for 2026 is a continuing decline but at a slower rate, bottoming out in 2027 at around $73.0 billion, and then relatively flat through 2030.

According to the SOVOS 2026 Direct-to-Consumer Wine Shipping Report, 2025 had the largest one year drop with volume down 15% year over year to 5.4 million cases and value down 6% to $3.7 billion.

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

The Oregon wine industry – Oregon is a relatively new wine-producing region in comparison to California and France. In 1966, there were only two commercial wineries licensed in Oregon. According to the Oregon Vineyard and Winery Report produced by University of Oregon’s Institute for Policy Research and Engagement (“UOIPRE”) in 2024, the most recent year such data is available, the overall number of wineries decreased from 1,143 to 1,076. Planted acres of wine grape vineyards increased by 1,344 acres to 47,343, while harvested acres decreased by 3%. Oregon wine grapes produced a 2024 crop with a total value of $329 million, a decrease of 6% from 2023. Pinot Noir leads all varieties accounting for 60% of planted acreage and 58% of production. According to UOIPRE, Oregon case sales in 2024 were 5.8 million, a 4% decrease from 2023.

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

Based upon several highly regarded surveys of the U.S. wine industry, the Company believes that successful wineries exhibit the following four key attributes: (i) focus on production of high-quality premium, super-premium and ultra-premium varietal wines; (ii) achieve brand positioning that supports high bottle prices for its high quality wines; (iii) build brand recognition; and (iv) develop strong marketing advantages (such as a highly visible winery locations, successful support of distribution, and life-long customer service programs).

To successfully execute this strategy, the Company has assembled a team of accomplished winemaking professionals and has constructed and equipped the Estate Winery into a 12,784 square foot winery that includes a 12,500 square foot outdoor production area for the harvesting, pressing and fermentation of wine grapes.

The Company’s marketing and selling strategy is to sell its premium, super premium and ultra-premium wine through a combination of direct sales at the Company’s wineries, tasting room and restaurant locations in Oregon, Washington and California and sales through independent distributors and wine brokers who market the Company’s wine in specific targeted areas.

To remain competitive in the premium, super premium and ultra-premium market, the Company has developed a brand in the Walla Walla American Viticultural Area (“AVA”) under the names Pambrun, Maison Bleue and Metis. The Company produces small vintages of Cabernet Sauvignon and other Bordeaux-varietals, under the Pambrun brand, and Syrah and other Rhone-varietals, under the Maison Bleue brand, to compete in the ultra-premium wine market. The Company has released wines under the Pambrun label beginning with the 2015 vintage year and under the Maison Bleue label beginning with the 2016 vintage year. Additionally, the Company has developed a single vineyard brand near Hopewell, Oregon adjacent to the current site of Elton Vineyards to produce wine under the Elton label. This brand produces primarily Pinot Noir and Chardonnay, also for sale in the ultra-premium space. The Company has released wines under the Elton label beginning with the 2015 vintage year. In 2020, the Company opened a microwinery featuring wine tasting and a custom blending experience under the name Willamette Wineworks, in historic Folsom, California, and began selling wine under the brand name Natoma. In 2022, the Company opened a sparkling wine facility and tasting room called Domaine Willamette, at Bernau Estate that features the Company’s sparkling wines, as well as its other reserve wines, and its biodynamic farming practices.

Vineyards

The Company owns and leases approximately 1,018 acres of land, of which 801 acres are either currently planted as vineyards or are suitable for future vineyard planting. The vineyards the Company owns, and leases are all certified sustainable by LIVE (Low Input Viticulture and Enology) and Salmon Safe. At full production, the Company anticipates these vineyards would enable the Company to grow approximately 69% of the grapes needed to meet the winery’s current production capacity of 654,000 gallons (275,000 cases) at its Estate Winery.

The following table summarizes the Company’s acreage:

	ACRES					TONS
Vineyard Name	Total	Producing	Pre- Production	Plantable	Non- Plantable	2025	2024
Owned Vineyards
WVV Estate	107	69	-	-	38	161	272
Tualatin Estate Vineyard	107	44	-	17	46	132	204
Ingram Vineyard	86	63	-	-	23	188	228
Pambrun Vineyard	87	20	-	30	37	64	44
Loeza Vineyard	62	45	-	13	4	156	97
Louisa Vineyard	53	-	-	25	28	-	-
Maison Bleue Vineyard	37	15	-	19	3	66	31
Bernau Estate	20	13	-	-	7	27	37
Dayton Vineyard	40	-	16	18	6	-	-
Lafayette Vineyard	36	-	-	36	-	-	-
Jory Claim Vineyard	69	-	23	42	4	-	-
Sub-Total	704	269	39	200	196	794	913

Leased Vineyards
Peter Michael Vineyard	79	69	-	-	10	303	328
Meadowview Vineyard	49	49	-	-	-	155	213
Elton Vineyard	59	40	-	16	3	119	187
Ingram Vineyard	110	93	-	17	-	278	387
Bernau Estate	17	9	-	-	8	19	25
Sub-Total	314	260	-	33	21	874	1,140

Contracted Vineyards*
Various	149	149	-	-	-	594	1,353

Total	1,167	678	39	233	217	2,262	3,406

*	Contracted acreage is estimated

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

In 2025, crop yields were roughly 13% below the 10-year average and the Company’s producing acres yielded approximately 794 tons of grapes a decrease of 13% compared to approximately 913 tons of grapes produced in 2024.

The Company fulfills its remaining grape needs by purchasing grapes from other nearby vineyards at competitive prices. In 2025, the Company purchased an additional 594 tons of grapes from other growers. The Company cannot grow enough grapes to meet anticipated production needs, and therefore contracts grape purchases to make up the difference. Contracted grape purchases are considered an important component of the Company’s long-term growth and risk-management plan. The Company believes high quality grapes will be available for purchase in sufficient quantity to meet the Company’s requirements. Additionally, the Company will continue to evaluate opportunities to plant more acres and purchase properties for future vineyards.

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

Winery

Wine production facility – The Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2025, the Winery produced approximately 158,707 cases (377,333 gallons) of wine, primarily from its 2023 and 2024 harvests.

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

Mortgages on properties – The Company’s winery facilities at the Estate Winery are subject to four mortgages with an aggregate principal balance of $15,184,395 at December 31, 2025. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 6.60% and has a maturity date of April, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. These loans are collateralized against the property on the Company estates in Salem and Tualatin.

Wine production – The Company operates on the principle that winemaking is a natural, but highly technical, process requiring the attention and dedication of the winemaking staff. The Company’s Winery is equipped with current technical innovations and uses modern equipment and software to monitor the progress of each wine through all stages of the winemaking process.

The Company’s historical annual grape harvest and wine production from 2015 to 2025 is as follows:

	Tons of	Tons of	Total Tons	Gallons of
Harvest	Grapes	Grapes	of Grapes	Bulk	Production	Cases
Year	Grown	Purchased	Harvested	Purchases	Year	Produced
2015	1,266	1,012	2,278	-	2015	120,794
2016	921	1,052	1,973	47,780	2016	141,416
2017	1,631	1,622	3,253	15,900	2017	151,332
2018	1,501	1,063	2,564	800	2018	164,590
2019	1,572	1,046	2,618	-	2019	172,869
2020	1,031	1,470	2,501	13,173	2020	175,357
2021	1,550	1,522	3,072	6,643	2021	206,954
2022	2,509	1,307	3,816	22,000	2022	186,792
2023	1,771	2,421	4,192	11,236	2023	234,086
2024	2,053	1,353	3,406	21,731	2024	253,974
2025	1,668	594	2,262	-	2025	158,707

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

The Company also operates seven additional tasting rooms at the following locations: (i) Tualatin Vineyard, Oregon; (ii) Lake Oswego, Oregon; (iii Happy Valley, Oregon; (iv) Walla Walla, Washington; (v) Vancouver, Washington; (vi) Folsom, California, and (vii) Bend, Oregon.

The Company holds various festivals and events at its locations throughout the year. Numerous private events, charitable and political events are also held at Company locations.

Direct sales produce a higher profit margin because the Company can sell its wine directly to consumers at retail prices, rather than to distributors at free-on-board prices. Sales made directly to consumers at retail prices result in an increased profit margin equal to the difference between retail prices and distributor prices. For 2025 and 2024, direct sales contributed approximately 54.4% and 53.4% of the Company’s net sales, respectively.

Distributors and wine brokers – The Company uses both independent distributors and wine brokers, primarily to market the Company’s wines in specific targeted areas. Only those distributors and wine brokers who have demonstrated knowledge of and a proven ability to market premium, super premium, and ultra-premium wines are utilized. The Company’s products are distributed in 49 states and the District of Columbia, and there are two non-domestic (export) customers. For 2025 and 2024, sales to distributors and wine brokers contributed approximately 45.6% and 46.6% of the Company’s revenue from operations, respectively.

Tourists – Oregon wineries are a popular tourist destination with many bed & breakfasts, motels and fine dining restaurants available. The Willamette Valley, Oregon’s leading wine region, has approximately 74% of the state’s wineries and is home to approximately 794 wineries. An additional advantage for Willamette Valley wine tourism is the proximity of the wineries to Portland (Oregon’s largest city and most popular destination). From Portland, tourists can visit the Willamette Valley winery of their choice in anywhere from a 45 minute to a three-hour drive.

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

Dependence on Major Customers

Historically, the Company’s revenue has been derived from thousands of customers annually. In 2025, sales to one distributor represented approximately 16.4% of total Company revenue. In 2024, sales to one distributor represented approximately 16.1% of total Company revenue.

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

Employees

As of December 31, 2025, the Company had approximately 158 full-time employees and 141 part-time employees. In addition, the Company hires additional employees for seasonal work as required. The Company’s employees are not represented by any collective bargaining unit. The Company believes it maintains positive relations with its employees.

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

Loss of key employees could harm the Company’s reputation and business

The Company’s success depends to some degree upon the continued service of a number of key employees. The loss of the services of one or more of these key employees, including James W. Bernau, our President, John Ferry, our Chief Financial Officer and Mike Osborn, our Chief Executive Officer could harm the Company and its reputation and negatively impact its profitability, particularly if one or more of the Company’s key employees resigns to join a competitor or to form a competing company.

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

As of December 31, 2025, the Company’s outstanding long-term debt was approximately $15.0 million, with $3.1 million drawn under its short-term line of credit. Additionally, the Company had notes payable to private parties of approximately $0.9 million as of December 31, 2025.

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

In August 2015, the Company commenced a public offering of our Series A Redeemable Preferred Stock (the “Preferred Stock”) pursuant to a registration statement filed with the SEC. The Company registered this transaction with the securities authorities of the States of Oregon and Washington and, in November 2015, achieved listing status for the Preferred Stock on NASDAQ under the trading symbol “WVVIP”. Subsequent to this date, the Company completed an additional 11 offerings of Preferred Stock, in each case pursuant to a registration statement, filed with and declared effective by, the SEC. The terms of our Preferred Stock are unusual for a company of our size, and we believe the structure of these securities and of the offering is not commonplace among issuers. Federal and state securities laws impose significant liabilities on issuers of securities if the related offering documents contain material misstatements of fact, or if the documents omit to state facts necessary, in light of the circumstances as a whole, to prevent the documents from being misleading. These liabilities can include rescission liability to the purchasers of the securities, as well as potential enforcement liability that could give rise to civil money penalties. Securities litigation can be extraordinarily expensive and protracted, and if we are accused of misstatements or omissions in our offering documents, we may face economic harms and management distractions regardless of the ultimate outcome of any such litigation. Further, if we ultimately are adjudged to have actually made a material misstatement or omission, the Company may be liable for the repayment of the purchase price of the related securities, plus interest from the date of purchase. Any one or more of these events or circumstances would have a material adverse impact upon our business, financial condition or results of operations, and may make it more difficult or more expensive to undertake capital-raising efforts in the future.

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

Certain provisions in our articles of incorporation, our by-laws and Oregon law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include, but are not limited to; the classification of our board of directors (the “Board”) into three classes serving staggered three-year terms, which makes it more difficult to quickly replace Board members; the ability of our Board, subject to certain limitations under the NASDAQ rules, to issue shares of Preferred Stock with rights as it deems appropriate without stockholder approval; a provision that special meetings of our Board may be called only by our President or at the request of holders of not less than half of all outstanding shares of our Common Stock; a provision that any member of the Board, or the entire Board, may be removed from office only for cause; and a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders. The Board may implement other changes that further limit the potential for tender offers or takeover attempts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full Board has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Chief Financial Officer are expected to inform the Board of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Vineyards – The Company owns or leases 1,018 acres of land, of which 704 acres is owned and 314 acres leased. Of the 1,018 acres of land owned or leased, 529 acres are productive vineyards, 272 acres are pre-productive vineyards or are suitable for future vineyard plantings, and 217 acres are not suitable for vineyard planting or are used or reserved for winery or hospitality purposes. See Item 1 Business - Vineyards, of this Annual Report on Form 10-K for the locations of each of the Company’s vineyards (both owned and leased) and other information pertaining to the production capacity, harvest totals and other important characteristics of each such vineyard.

Wine production facility – We believe the Company’s Estate Winery and production facilities are capable of efficiently producing up to 275,000 cases (654,000 gallons) of wine per year, depending on the type of wine produced. In 2025, the Winery produced approximately 158,707 cases (377,333 gallons) of wine, mostly from its 2024 and 2023 harvests. The Winery is 12,784 square feet in size and contains areas for processing, fermenting, aging, and bottling wine, as well as an underground wine cellar, meeting rooms, and administrative offices. There is a 12,500 square foot outside production area for harvesting, pressing and fermenting wine grapes. The Company also has a 23,000 square foot storage building to store its inventory of bottled product. The production area is equipped with a settling tank and sprinkler system for disposing of wastewater from the production process in compliance with environmental regulations. The Company’s main hospitality center is located at the Company’s Estate Winery (the “Hospitality Center”) and is a large 35,642 square foot tasting and hospitality facility. The Hospitality Center sits above the underground barrel cellar and tunnel that connects with the Winery. The facility includes a basement cellar, tunnel, and barrel room of 11,090 square feet used to store up to 1,800 barrels of wine for aging in the proper environment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “WVVI.”

Holders

As of March 24, 2026, the Company had approximately 3,280 Common Stock stockholders of record. As some of our shares of Common Stock are held in “street name” by brokers on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our Common Stock represented by these record holders.

Dividends

The Company has paid dividends on the Preferred Stock. The Company has not paid any dividends on its Common Stock, and the Company does not anticipate paying any dividends on Common Stock in the foreseeable future. The Company intends to use its earnings to expand its vineyards, winemaking, and customer service facilities.

Equity Compensation Plans

See “Equity Compensation Plan Information” under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information on our equity compensation plans.

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

Overview

The Company generates revenue from the sales of wine to wholesalers and direct to consumers. The Company is experiencing increased levels of competition in traditional wholesale to retail grocery distribution from large California based wineries that are acquiring, producing, and marketing Oregon branded wines. Direct to consumer sales primarily include sales through the Company’s tasting rooms and wine club. Direct to consumer sales provide a higher gross profit to the Company due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct-to-consumer sales through use of the Hospitality Center, opening tasting rooms and growth in wine club membership. The Company had 10,481 wine club memberships as at December 31, 2025, a net decrease of 702 when compared to December 31,2024. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 14,811 preferred stockholders, many of which the Company believes are wine enthusiasts. When considering joint ownership, we believe these new shareholders represent approximately 22,216 potential customers of the Company. The Company also has approximately 3,280 shareholders of Common Stock which we believe represent an estimated 4,920 potential customers when considering joint ownership. Additionally, the Company has made a significant investment in developing alternative wine brands, products, direct sales methods, and locations.

Periodically, the Company will sell grapes or bulk wine, which primarily consist of inventory that does not meet Company standards or is in excess of production targets. However, this activity is not a significant part of the Company’s activities.

The Company sold approximately 173,014 and 186,419 cases of produced wine during the years ended December 31, 2025 and 2024, respectively, a decrease of 13,405 cases, or 7.2% in the current year over the prior year. The decrease in case sales was primarily the result of both lower direct sales and lower sales to wholesalers in 2025 when compared to 2024.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs associated with purchased production materials. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At December 31, 2025, wine inventory included 188,527 cases of bottled wine and 697,725 gallons of bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 24 months (and generally before the release date of the next vintage). The Winery bottled 158,707 cases during the year ended December 31, 2025.

Results of Operations

2025 compared to 2024

Net loss was $917,685 and $117,894, for the years ended December 31, 2025 and 2024, respectively, an increase in net loss of $799,791, for the year ended December 31, 2025 over the prior year period. The primary reason for this increase was a lower gross profit from reduced sales revenue in the current year, being partially offset by higher other income in 2025 compared to the previous year as the result of a legal settlement received by the Company attributable to historical wildfires.

Net loss applicable to common shareholders was $3,170,626 and $2,370,835, for the years ended December 31, 2025 and 2024, respectively, an increase of $799,791, or 33.7%, for the year ended December 31, 2025 over the prior year period. This increase was driven by a higher net loss.

The Company had net sales revenues of $37,197,122 and $39,782,442 for the years December 31, 2025 and 2024, respectively, a decrease of $2,585,320, or 6.5%, for the year ended December 31, 2025 over the prior year period primarily as a result of a decrease in revenue from direct sales, net of excise taxes, of $1,013,762, or 4.8% in 2025 compared to 2024, and a decrease in revenue from sales to distributors of $1,571,558 or 8.5% in 2025 compared to 2024.

The Company has three primary sales channels: direct-to-consumer retail sales, in-state sales to distributors, and out-of-state sales to distributors. During 2025, revenues from retail sales decreased 4.7%, revenues from in-state sales decreased 4.8%, and revenues from out-of-state sales decreased 10.2%, compared to 2024.

Direct sales included $0 of bulk wine and grape sales in the years ended December 31, 2025 and 2024, and represented approximately 54.4% and 53.4% of the Company’s total revenue for 2025 and 2024, respectively, while the Company’s remaining revenues came from sales through distributors.

The following table sets forth certain information regarding the Company’s revenue, excluding excise taxes, from the Winery’s operations for the twelve months ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Retail sales	$20,458,007	$21,465,475
In-state sales	6,158,602	6,470,363
Out-of-state sales	11,008,004	12,251,996
Bulk wine/miscellaneous sales	-	-

Total revenue	37,624,613	40,187,834

Less excise taxes	(427,491)	(405,392)

Sales, net	$37,197,122	$39,782,442

Retail sales revenues for the years ended December 31, 2025 and 2024 were $20,458,007 and $21,465,475 respectively, a decrease of $1,007,468, or 4.7%, for the year ended December 31, 2025 over the prior year period. The decrease in retail sales revenues in 2025 compared to 2024 was mostly a result of decreased revenues from internet, tasting room and telephone sales in 2025.

In-state sales revenues for the years ended December 31, 2025 and 2024 were $6,158,602 and $6,470,363, respectively, a decrease of $311,761, or 4.8%, for the year ended December 31, 2025 over the prior year period.

Out-of-state sales revenues for the years ended December 31, 2025 and 2024 were $11,008,004 and $12,251,996, respectively, a decrease of $1,243,992, or 10.2%.

The Company pays alcohol excise taxes to both the OLCC and to the TTB. These taxes are based on product sales volumes. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The Company also pays taxes on its grape harvest on a per ton basis to the OLCC for the Oregon Wine Board. The Company’s excise related taxes for the years ended December 31, 2025 and 2024 were $427,491 and $405,392, respectively, an increase of $22,099, for the year ended December 31, 2025 over the prior year period. This decrease was due primarily to the timing of removals in 2025.

Cost of Sales was $14,704,602 and $15,586,986 for the years ended December 31, 2025 and 2024, respectively, a decrease of $882,384, or 5.7%, for the year ended December 31, 2025, over the prior year period. This change was primarily the result of a reduction in the volume of product sold when compared to the prior year.

Gross profit was $22,492,520 and $24,195,456 for the years ended December 31, 2025 and 2024, respectively, a decrease of $1,702,936 or 7.0%, for the year ended December 31, 2025 over the prior year period. This decrease was primarily the result of lower sales revenues in 2025 compared to the prior year.

The gross margin percentage was 60.5% and 60.8% for the years ended December 31, 2025 and 2024, respectively, a decrease of 0.3 percentage points, for the year ended December 31, 2025 over the prior year period. The decrease in the gross profit percentage was primarily the result of higher discounts in 2025.

Selling, general and administrative expenses were $23,928,692 and $23,623,598 for the years ended December 31, 2025 and 2024, respectively, an increase of $305,094, or 1.3%, for the year ended December 31, 2025 over the prior year period. This increase was primarily as a result of higher selling costs in 2025.

Income(loss) from operations was $(1,436,172) and $571,878 for the years ended December 31, 2025 and 2024, respectively, a decrease of $2,008,030, for the year ended December 31, 2025 compared to the prior year period. This decrease was primarily the result of lower sales and higher selling expenses in 2025.

Interest expense, net was $1,167,722 and $1,016,180 for the years ended December 31, 2025 and 2024, respectively, an increase of $151,542, or 14.9%, for the year ended December 31, 2025 over the prior year period. The increase in interest expense was mainly due to the increase in average loan balances in 2025 compared to the previous year.

Other income, net, was $1,394,628 and $99,629 for the years ended December 31, 2025 and 2024, respectively, an increase of $1,294,999, for the year ended December 31, 2025 over the prior year period. The increase in other income was primarily due to the settlement of a legal dispute in 2025 related to historical wildfires.

Provision for income tax benefit was $291,581 and $226,799 for the years ended December 31, 2025 and 2024, respectively, an increase of $64,782, or 28.6%, for the year ended December 31, 2025 over the prior year period. This increase in income tax benefit in 2025 compared to 2024 was primarily the result of lower income from operations in 2025 compared to 2024, being partially offset by higher other income in 2025.

Loss per common share after preferred dividends was $0.64 and $0.48 for the years ended December 31, 2025 and 2024, respectively, an increase of $0.16, or 33.3%, for the year ended December 31, 2025 over the prior year period. The reason for this increase was a higher net loss in 2025 compared to 2024.

The Company had cash balances of $410,886 at December 31, 2025, and $320,883 at December 31, 2024. The Company had an outstanding line of credit balance of $3,140,140 at December 31, 2025, and $2,405,815 at December 31, 2024. The Company had no bank overdraft at December 31, 2025, and a bank overdraft of $473,016 at December 31, 2024.

EBITDA

In 2025, the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased 19.7% to $3,209,021 from $3,995,135 in 2024, primarily as a result of a higher net loss in 2025.

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

The following table provides a reconciliation of net loss (the most comparable GAAP measure) to EBITDA for the periods indicated:

	Year Ended December 31,
	2025	2024
Net loss	$(917,685)	$(117,894)
Depreciation and amortization expense	3,249,411	3,323,613
Interest expense	1,168,876	1,016,215
Income tax benefit	(291,581)	(226,799)
EBITDA	$3,209,021	$3,995,135

Sales

Wine case sales for the years ended December 31, 2025 and 2024 and ending inventory amounts for the year ended December 31, 2025, are shown in the following table:

	Cases Sold	Cases Sold	Cases On-Hand
Varietal/Product	2025	2024	December 31, 2025
Pinot Noir/Estate	16,600	16,176	18,127
Pinot Noir/Barrel Select	15,573	17,774	9,337
Pinot Noir/Founders Reserve	3,785	4,031	7,065
Pinot Noir/Special Designates	14,494	14,371	28,125
Pinot Noir/Whole Cluster	45,368	58,367	19,348
Pinot Gris	25,168	30,162	29,293
Riesling	11,528	13,237	14,358
Chardonnay	7,353	4,708	18,087
Other	33,145	27,593	44,787

Total	173,014	186,419	188,527

Approximately 55% of the Company’s case sales during 2025 were of the Company’s flagship varietal, Pinot Noir. Case sales of Pinot Gris and Riesling follow with approximately 15% and 7% of case sales, respectively. The Company sold approximately 173,014 and 186,419 cases of Company-produced wine during the years ended December 31, 2025 and 2024, respectively. This represents a decrease of approximately 13,405 cases, or 7.2%, in 2025 compared to 2024. The decrease in case sales in 2025 compared to 2024 was primarily the result of a decrease in sales to distributors.

The Company has three primary sales channels: 1) direct-to-consumer sales; 2) in-state sales to distributors; and 3) out-of-state sales to distributors. These three sales channels represent 54.4%, 16.4% and 29.3%, of total revenue for the year ended December 31, 2025, respectively. This compares to 53.4%, 16.1% and 30.5% of total revenue for the year ended December 31, 2024, respectively. Miscellaneous and grape sales are included in direct-to-consumer sales.

The Company’s direct-to-consumer sales and national sales to distributors offer comparable products to customers and utilize similar processes and share resources for production, selling and distribution. Direct-to-consumer sales generate a higher gross profit margin than national sales to distributors due to differentiated pricing between these segments.

Wine Inventory

The Company had 188,527 cases of bottled wine on-hand at the end of 2025. Management believes sufficient bulk wine inventory is on-hand to bottle approximately 293,464 cases of wine in 2025, and that sufficient stock is on hand to meet current demand levels until the 2025 vintage becomes available.

Production Capacity

Current production volumes are within the current production capacity constraints of the Winery, when including storage capacity at the Tualatin Winery and utilization of temporary storage when appropriate. In 2025, 158,707 cases were produced. We have the capacity to store and process about 275,000 cases of wine per year at the Estate Winery but can expand that capacity by utilizing storage at the Tualatin Winery and temporary storage. Management continues to invest in new production technologies intended to increase the efficiency and quality of wine production. The Tualatin Winery has capacity to produce approximately 28,000 cases of wine. Management intends to fully utilize the production capacity at the Estate Winery before expanding into the Tualatin Winery.

Grape Supply

For the 2025 and 2024 vintages, the Company grew approximately 74% and 60% of all grapes harvested, respectively. The remaining grapes harvested were purchased from other growers. In 2025 and 2024, 9% and 11% of grapes harvested were purchased under short-term contracts, and 17% and 29% of grapes harvested were purchased under long-term contracts, respectively. The Company considers short-term contracts to be for single vintage years and long-term contracts to cover multiple vintage years.

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

The Company received $1,071,099 and $2,275,162 worth of grapes from long-term contracts during the years ended December 31, 2025 and 2024, respectively. The Company received $251,778 and $681,705 worth of grapes from short-term contracts during the years ended December 31, 2025 and 2024, respectively. Total grapes payable was $654,832 and $1,519,087 as of December 31, 2025 and 2024, respectively. Total grapes payable includes $538,461 and $1,023,171 of grapes payable from long-term contracts as of December 31, 2025 and 2024, respectively.

The Company plans to address long-term grape supply needs by developing new vineyards on properties currently owned or secured by lease. The Company has approximately 39 acres of vineyards that have been planted but are in the pre-productive stage. We anticipate that these vineyards will begin producing grapes within the next one to three years. The Company has approximately 233 acres of land that is suitable for future vineyard development. The Company intends to seek out opportunities to acquire land for future grape plantings in order to continue to increase available quantities, maintain control over farming practices, more effectively manage grape costs and mitigate uncertainty associated with long-term contracts.

Wine Quality

Continued awareness of the Willamette Valley Vineyards brand and the quality of its wines was enhanced by national and regional media coverage throughout 2025 including the accolades below.

The tasting room at the Company’s Estate Winery in the Salem Hills, Oregon was awarded the Best Wine Tasting Room in the country by USA Today in their 10 Best Readers’ Choice Awards for the second consecutive year. The Company was also awarded the #2 Best Wine Club in the nation by USA Today for the second consecutive year.

Wine Enthusiast Magazine rated the 2022 Père Ami Red Blend 93 points, 2022 Métis Red Blend 94 points, Willamette Valley Vineyards 2023 Founders’ Reserve Pinot Noir and 2023 Dijon Clone Chardonnay 92 points, and the 2022 Bernau Estate Pinot Noir 93 points.

James Suckling rated the 2023 Founders’ Reserve Pinot Noir and Chardonnay 93 points. National Sales’ 2023 White Pinot Noir received 91 points and the 2023 Whole Cluster Pinot Noir 92 points.

Owen Bargreen rated the 2023 Bernau Block Pinot Noir 93 points, 2023 Whole Cluster Pinot Noir 92 points, and National Sales’ 2023 White Pinot Noir received 91 points.

International Wine Report scored the 2021 Domaine Willamette Blanc de Blancs and Brut Rosé 92 points. National Sales’ 2024 Pinot Gris received 91 points and the 2023 Whole Cluster Rosé of Pinot Noir 90 points.

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

Liquidity and Capital Resources

At December 31, 2025, the Company had a working capital balance of $24.6 million and a current ratio of 2.70:1. The Company had cash balances of $410,886, at December 31, 2025.

Total cash used in operating activities for the year ended December 31, 2025 was $1,790,239, which resulted primarily from a net loss in 2025 as well as increased accounts receivable and lower grapes payable. This was partially offset by depreciation.

Total cash used in investing activities for the year ended December 31, 2025 was $502,887, which primarily consisted of cash used on purchase of production equipment and vineyard development costs.

Total cash provided from financing activities for the year ended December 31, 2025 was $2,383,129, which primarily consisted of proceeds from long term debt and investor deposits, being partially offset by the payment of a preferred stock dividend and payments on long term debt.

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the Credit Agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the Credit Agreement until July 31, 2026. The Company had an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%. The Credit Agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2025, the Company was out of compliance with a debt covenant. The Company has received a waiver from Columbia Bank waiving this violation until the next measurement date of December 31, 2026.

As of December 31, 2025, the Company had a total long-term debt balance of $15,184,395 owed to AgWest Farm Credit, including the portion due in the next year, exclusive of debt issuance costs of $158,837. As of December 31, 2024, the Company had a total long-term debt balance of $14,042,910, exclusive of debt issuance costs of $178,908. The debt with AgWest was used to finance the Estate Hospitality Center and subsequent remodels, invest in winery equipment to increase the Company’s winemaking capacity, acquire new vineyard land for future development and finance new tasting room locations.

As of December 31, 2025, the Company had an installment note payable of $884,221, due in quarterly payments of $42,534 through February 2032, associated with the purchase of property in the Dundee Hills AVA.

The Company believes that cash flow from operations and funds available under its existing credit facilities and preferred stock program will be sufficient to meet the Company’s foreseeable short and long-term operating needs.

Inflation

The Company’s management does not believe inflation has had a material impact on the Company’s revenues or loss during 2025 or 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Willamette Valley Vineyards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willamette Valley Vineyards, Inc. (the “Company”) as of December 31, 2025, and 2024, the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Portland, Oregon

March 24, 2026

We have served as the Company’s auditor since 2004.

WILLAMETTE VALLEY VINEYARDS, INC.
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and cash equivalents	$410,886	$320,883
Accounts receivable, net	4,511,460	3,151,810
Inventories	33,380,079	32,907,489
Prepaid expenses and other current assets	659,033	519,608
Income tax receivable	44,117	19,267
Total current assets	39,005,575	36,919,057

Other assets	13,824	13,824
Vineyard development costs, net	8,626,391	8,769,542
Property and equipment, net	49,404,999	52,012,151
Operating lease right of use assets	10,684,810	11,302,566

TOTAL ASSETS	$107,735,599	$109,017,140

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,546,997	$1,584,466
Accrued expenses	1,909,084	2,097,736
Investor deposits for preferred stock	2,057,265	-
Bank overdraft	-	473,016
Line of credit	3,140,140	2,405,815
Note payable	884,221	995,968
Current portion of long-term debt	1,008,215	952,171
Current portion of lease liabilities	490,247	481,801
Unearned revenue	2,776,919	2,470,125
Grapes payable	654,832	1,519,087
Total current liabilities	14,467,920	12,980,185

Long-term debt, net of current portion and debt issuance costs	14,017,343	12,911,831
Lease liabilities, net of current portion	10,881,501	11,354,746
Deferred income taxes	2,180,660	2,536,648
Total liabilities	41,547,424	39,783,410

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 10,239,573 shares issued and outstanding, liquidation preference $42,494,228 at December 31, 2025 and December 31, 2024, respectively.	43,357,396	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,979,529 shares issued and outstanding at December 31, 2025 and 4,964,529 shares issued and outstanding at December 31, 2024	8,637,560	8,512,489
Retained earnings	14,193,219	17,363,845
Total shareholders’ equity	66,188,175	69,233,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,735,599	$109,017,140

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2025	2024
SALES, NET	$37,197,122	$39,782,442
COST OF SALES	14,704,602	15,586,986

GROSS PROFIT	22,492,520	24,195,456

OPERATING EXPENSES:
Sales and marketing	17,435,201	17,119,837
General and administrative	6,493,491	6,503,761
Total operating expenses	23,928,692	23,623,598

INCOME (LOSS) FROM OPERATIONS	(1,436,172)	571,858

OTHER INCOME (EXPENSE)
Interest expense, net	(1,167,722)	(1,016,180)
Other income, net	1,394,628	99,629

LOSS BEFORE INCOME TAXES	(1,209,266)	(344,693)

INCOME TAX BENEFIT	291,581	226,799

NET LOSS	(917,685)	(117,894)

Preferred stock dividends	(2,252,941)	(2,252,941)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,170,626)	$(2,370,835)

Loss per common share after preferred dividends, basic and diluted	$(0.64)	$(0.48)

Weighted-average number of common shares outstanding, basic and diluted	4,970,118	4,964,529

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2023	10,046,833	$42,388,036	4,964,529	$8,512,489	$19,734,680	$70,635,205

Issuance of preferred stock, net	192,740	969,360	-	-	-	969,360

Preferred stock dividends declared	-	-	-	-	(2,252,941)	(2,252,941)

Net loss	-	-	-	-	(117,894)	(117,894)

Balance at December 31, 2024	10,239,573	43,357,396	4,964,529	8,512,489	17,363,845	69,233,730

Stock based compensation	-	-	15,000	125,071	-	125,071

Preferred stock dividends declared	-	-	-	-	(2,252,941)	(2,252,941)

Net loss	-	-	-	-	(917,685)	(917,685)

Balance at December 31, 2025	10,239,573	$43,357,396	4,979,529	$8,637,560	$14,193,219	$66,188,175

The accompanying notes are an integral part of the financial statements.

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(917,685)	$(117,894)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,249,411	3,323,613
Loss on disposition of property & equipment	21,212	-
Common stock compensation expense	125,071	-
Non-cash lease expense	640,119	563,439
Debt issuance costs	20,071	13,247
Deferred income taxes	(355,988)	(374,970)
Change in operating assets and liabilities:
Accounts receivable	(1,359,650)	(156,981)
Inventories	(472,590)	(4,592,710)
Prepaid expenses and other current assets	(139,425)	3,246
Income tax receivable	(24,850)	102,692
Unearned revenue	(980,964)	(851,072)
Lease liabilities	(487,162)	(455,191)
Grapes payable	(864,255)	(927,146)
Accounts payable	(54,902)	(383,498)
Accrued expenses	(188,652)	615,482
Net cash from operating activities	(1,790,239)	(3,237,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(58,720)	(237,437)
Additions to property and equipment	(444,167)	(1,852,268)
Net cash from investing activities	(502,887)	(2,089,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor deposits held as liability	2,057,265	-
Payment on installment note for property purchase	(111,747)	(104,767)
Proceeds from (payments on) bank overdraft	(473,016)	79,600
Proceeds from (payments on) line of credit	734,325	(279,167)
Payment of loan fees	-	(86,166)
Payment on long-term debt	(1,870,212)	(3,547,749)
Proceeds from long-term debt	3,011,697	10,000,000
Proceeds from issuance of preferred stock	-	250,503
Payment of preferred stock dividend	(965,183)	(902,405)
Net cash from financing activities	2,383,129	5,409,849

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,003	82,401

CASH AND CASH EQUIVALENTS, beginning of year	320,883	238,482

CASH AND CASH EQUIVALENTS, end of year	$410,886	$320,883

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$27,900	$10,467
Reduction in investor deposits for preferred stock	$-	$718,857
Gift cards given in lieu of cash dividends	$1,287,758	$1,350,536
Right of use assets obtained in exchange for operating lease liabilities	$22,363	$438,572

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$1,125,841	$1,018,970
Income tax paid	$92,484	$45,992

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

In 2025, sales to one distributor represented approximately 16.4% of total Company revenue. In 2024, sales to one distributor represented approximately 16.1% of total Company revenue.

At December 31, 2025, one customer accounted for approximately 45% of accounts receivable. At December 31, 2024, one customer accounted for approximately 31% of accounts receivable.

Other comprehensive income – The nature of the Company’s business and related transactions do not give rise to other comprehensive income.

Cash and cash equivalents – Cash and cash equivalents include money market funds.

Accounts receivable – The Company performs ongoing credit evaluations of its customers and does not require collateral. A reserve is maintained for potential credit losses. The allowance for credit losses is based on an assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company had credit risk associated with uncollateralized trade accounts receivable from all operations totaling $4,411,116 and $2,994,829 as of December 31, 2025 and 2024, net of the allowance for credit losses. The allowance for credit losses is further discussed in Note 2.

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

Vineyard development costs – Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Accumulated amortization of vineyard development costs aggregated $2,892,702 and $2,690,832 at December 31, 2025 and 2024, respectively.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ending December 31, 2025 and 2024, $201,871 and $172,247, respectively, was capitalized into inventory costs.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the winery level. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company had no unrecognized tax benefits as of December 31, 2025 or 2024. The Company recognizes interest assessed by taxing authorities as a component of tax expense. The Company recognizes any penalties assessed by taxing authorities as a component of tax expense. Interest and penalties for the years ended December 31, 2025 and 2024 were not material.

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in Oregon and California. The Company may be subject to examination by the IRS for tax years 2022 through 2025. Additionally, the Company may be subject to examinations by state taxing jurisdictions for tax years 2021 through 2025. The Company is not aware of any current examinations by the IRS or the state taxing authorities.

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

The cost of price promotions and rebates are treated as reductions of revenue. Credit sales are recorded as trade accounts receivable, and no collateral is required. Revenue from items sold through the Company’s retail locations is recognized at the time of sale. Net revenue reported herein is shown net of sales allowances and excise taxes. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 31, 2025, the Company has recorded deferred revenue in the amount of $745,542, which is included in unearned revenue on the balance sheet. As of December 31, 2024, and December 31, 2023, the Company has recorded deferred revenue in the amount of $616,143 and $490,523, respectively, which is included in unearned revenue on the balance sheet. Dividend gift cards that have been issued but not used are also treated as unearned revenue and were $2,031,377 as of December 31, 2025. Dividend gift cards that have been issued but not used are also treated as unearned revenue and were $1,853,982 and $1,480,138 as of December 31, 2024 and 2023, respectively.

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

The Company has price incentive programs with its distributors to encourage product placement and depletions. Sales are reported net of incentive program expenses. Incentive program payments are made when completed incentive program payment requests are received from the customers. For the year ended December 31, 2025 and 2024, the Company recorded incentive program expenses of $1,931,827 and $1,807,559, respectively, as a reduction in sales on the Statements of Operations. As of December 31, 2025, and 2024, the Company has recorded an incentive program liability in the amount of $108,415 and $293,366, respectively, which is included in accrued expenses on the balance sheets. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Direct Sales Segment – The Company sells wine directly to customers through its tasting rooms, web site and wine club. Additionally, the Company sells merchandise, food, and hospitality related services through its tasting rooms.

Tasting room sales are recognized as revenue at the point of sale and internet sales are recognized at time of shipment. Hospitality sales, that are paid in advance of the event, are accrued as unearned revenue, and are subsequently recognized as revenue in the period of the event. Wine club sales are made under an agreement with the customer, which specifies the quantity and timing of the wine club shipment. Wine club charges are billed to the customer’s credit card, at the time of shipment, and revenue is then recognized. For Club Willamette the customer is charged a monthly subscription and 45% of the monthly fee is recognized by the Company in the month billed. For the years ended December 31, 2025 and 2024, the Company has recorded a liability for unused club points in the amount of $371,971, and $263,327, respectively, which is included in unearned revenue on the balance sheet.

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

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, and other marketing promotions. Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2025 and 2024, advertising costs incurred were $373,741 and $290,195, respectively.

The Company provides an allowance to distributors for providing sample of products to potential customers. For the years ended December 31, 2025 and 2024, these costs, which are included in selling, general and administrative expenses were, $129,156 and $118,483, respectively.

Shipping and handling costs – Amounts paid by customers to the Company for shipping and handling costs are included in net sales. Costs incurred for shipping and handling charges are included in selling, general and administrative expense. For the years ended December 31, 2025 and 2024, shipping and handling costs incurred were $614,712 and $688,823 respectively.

Excise taxes – The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision, which declines based upon the number of gallons of wine production in a year rather than the quantity sold. The Company also pays taxes on the grape harvest on a per ton basis to the Oregon Liquor Control Commission for the Oregon Wine Advisory. For the years ended December 31, 2025 and 2024, excise taxes incurred were $427,491 and $405,392 respectively.

Loss per common share after preferred dividends – loss per share is computed based on the weighted-average number of common shares outstanding each year. Diluted loss per share is calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. As of December 31, 2025, 200,000 performance restricted stock units (“PRSU”) have been excluded from the diluted weighted average share count, as their performance and/or market conditions have not been achieved and 70,000 restricted stock units have been excluded as their effect would be anti-dilutive.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025 and were applied retrospectively to all prior periods presented.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable balance is net of an allowance for credit losses of $10,000 at December 31, 2025 and 2024.

Changes in the allowance for credit losses are as follows:

	Year ended December 31,
	2025	2024
Beginning of year	$10,000	$10,000
Charged to costs and expenses	-	-
Write-offs, net of recoveries	-	-

End of year	$10,000	$10,000

NOTE 3 – INVENTORIES

Inventory consists of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Winemaking and packaging materials	$1,173,281	$1,303,152
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	16,337,096	14,990,375
Finished goods (bottled wine and related products)	15,869,702	16,613,962

Total inventories	$33,380,079	$32,907,489

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Construction in progress	$645,675	$633,179
Land, improvements and other buildings	15,342,674	15,342,674
Winery buildings and tasting rooms	44,123,730	44,146,543
Equipment	21,185,084	20,835,506

	81,297,163	80,957,902

Accumulated depreciation	(31,892,164)	(28,945,751)

Property and equipment, net	$49,404,999	$52,012,151

Depreciation expense was $3,047,540 and $3,151,366 during the years ended December 31, 2025, and 2024, respectively.

NOTE 5 – LINE OF CREDIT FACILITY

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the Credit Agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the Credit Agreement until July 31, 2026. The Company had an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%, and an outstanding line of credit balance of $2,405,815 at December 31, 2024, at an interest rate of 7.0%.

The Credit Agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2025, the Company was out of compliance with a debt covenant. The Company has received a waiver from Columbia Bank waiving this violation until the next measurement date of December 31, 2026.

NOTE 6 – NOTES PAYABLE

In February of 2017, the Company purchased property, including vineyard land, bare land and structures in the Dundee Hills AVA under terms that included a 15 year note payable with quarterly payments of $42,534 at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of December 31, 2025 and 2024, the Company had a balance of $884,221 and $995,968, respectively, due on this note.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
AgWest Loan #1	$521,004	$678,851
AgWest Loan #2	2,971,877	3,364,059
AgWest 15 year Note Loan #3	9,597,800	10,000,000
AgWest loan #4	2,093,714	-
	15,184,395	14,042,910
Debt issuance costs	(158,837)	(178,908)
Current portion of long-term debt	(1,008,215)	(952,171)

	$14,017,343	$12,911,831

The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $15,184,395 and $14,042,910 as of December 31, 2025 and December 31, 2024, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The fourth loan bears interest at 6.60% and has a maturity date of April 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities. These loans are collateralized against the property on the Company estates in Salem and Tualatin. The agreement includes a current ratio financial covenant. As of December 31, 2025, the Company was in compliance with the financial covenant.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2026	$1,008,215
2027	3,161,508
2028	1,130,789
2029	1,007,284
2030	1,068,928
Thereafter	7,807,671

$15,184,395

The weighted-average interest rates on the aforementioned borrowings for the years ended December 31, 2025 and 2024, was 6.30% and 6.22% respectively.

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

The Company is authorized to issue 100,000,000 shares of redeemable preferred stock. Each share of the Company’s currently issued preferred stock is non-voting. The Company’s Series A Redeemable Preferred Stock includes an annual dividend of $0.22 per share and is payable annually. Additionally, the Series A Redeemable Preferred Stock contains a liquidation preference over the Company’s common stock and is subject to optional redemption after June 1, 2021 at the sole discretion of the Company’s Board of Directors. The liquidation preference is calculated at the original issue price of $4.15 per share plus all accrued but unpaid dividends. The optional redemption, if implemented, would be at the original issue price of $4.15 per share plus all accrued but unpaid dividends plus a redemption premium of 3% of the original issue price. In November 2025 and November 2024, the Company declared a dividend on its Series A Redeemable Preferred stock and paid the dividend on December 31, 2025 and December 31, 2024 respectively. The Company is current on its dividend obligations.

NOTE 9 – STOCK INCENTIVE PLAN

The Willamette Valley Vineyards Inc, 2025 Omnibus Equity Incentive Plan (“2025 Plan”) was adopted by the Company’s board of directors on September 9, 2025. The 2025 Plan provides for the grant of Options, Share Appreciation Rights, Restricted Share Units (“RSU”), Other Share-based Awards or any combination of the foregoing to selected employees, directors and independent contractors of the Company. The Company filed the registration statement to register the shares related to the 2025 Plan on November 12, 2025

During the twelve months ended December 31, 2025, the Company granted 285,000 restricted shares and share units under the 2025 Plan to a member of senior management. 15,000 shares that vested have been issued during the twelve month period ended December 31, 2025.

Of the restricted shares and share units granted, 85,000 of the options vest based on achieving length of service requirements and 200,000 of the options vest in increments subject to achieving four share price hurdles ranging from $12 to $25 per share, measured over a ten year performance period which expire on the tenth anniversary of the employment start date. A Monte Carlo simulation model incorporating 500,000 scenarios over a weighted average contractual period remaining of 4.9 years was used to calculate the value of $470,412. The valuation model utilized the following assumptions:

Risk-free interest rate	4.42%

Expected volatility rates	30.00%

Weighted-average grant date fair value of options	$2.35

A summary of RSUs (performance and time-based) outstanding as of December 31, 2025, and activity during the year then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	0	$0
Granted	285,000	3.23
Vested	(15,000)	5.30
Forfeited	0	0
Outstanding at December 31, 2025	270,000	$3.12

The Company recognized $125,071 in stock-based compensation expense during the twelve months ended December 31, 2025 related to the 2025 Plan. The unrecognized compensation cost of $795,841 will be recognized ratably over the next 9.5 years.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2025	2024
Current tax expense (benefit):
Federal	$(36,249)	$3,122
State	98,410	145,049

	62,161	148,171

Deferred tax benefit:
Federal	(278,589)	(333,093)
State	(75,153)	(41,877)

	(353,742)	(374,970)

Total	$(291,581)	$(226,799)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,		Year Ended December 31,
	2025	2025	2024	2024
Federal statutory rate	$(246,203)	21.00%	$(72,390)	21.00%
State & local taxes net of federal income tax effect (1)	42,245	(3.60)%	75,020	(21.76)%
Tax Credits:
Tips Credit	(108,080)	9.22%	(293,567)	85.16%
Nontaxable or nondeductible items:
Other	31,850	(2.72)%	20,352	(5.90)%
Prior Year Adjustments	(8,407)	0.72%	22,544	(6.54)%
Other adjustments	(2,987)	0.25%	21,242	(6.16)%
	(291,581)	24.87%	(226,799)	65.80%

(1)	The tax effect in this category primarily reflects state taxes in Oregon, California and Texas.

Changes in the tax rate are detailed in the table above. Permanent differences for the periods consist primarily of changes in non-deductible gifts, meals and entertainment as well as political contributions. Changes in tax rate are detailed above.

Net deferred tax assets and (liabilities) at December 31 consist of:

	December 31,
	2025	2024
Deferred tax assets:
Net Operating Losses	$846,584	$1,042,956
Other	106,534	77,557
Gift Card Payable	336,830	209,410
ROU Lease Liability	177,849	138,248
General Business Credits	390,896	303,733
Interest Expense Limitation Carryforward	212,597	277,033
Total deferred tax assets	2,071,290	2,048,937
Valuation allowance	-	-
Total deferred tax assets net of valuation allowance	2,071,290	2,048,937
Deferred tax liabilities
Prepaids	(128,980)	(134,527)
Depreciation	(3,482,532)	(3,804,348)
Inventory	(640,438)	(646,710)
Total deferred tax liabilities	(4,251,950)	(4,585,585)

Net deferred tax assets (liabilities)	(2,180,660)	(2,536,648)

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense. The Company recognized no uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions as of December 31, 2025 and 2024.

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

As of December 31, 2025, the Company has federal net operating loss carryforward of $3,389,846 that do not expire, state net operating loss carryforwards of $2,447,627 which will start expiring in 2033.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09

	December 31,
	2025	2024
Federal	(19,498)	26,488
State - Oregon	81,976	18,992
State - Texas	29,866	-
State - Other	140	512

Total Cash Taxes Paid (Net)	92,484	45,992

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company provides living accommodations in a residence on the Company’s premises, at its convenience, for the Company’s President (the “President”). The President provides security and lock-up services and is required to live on premises as a condition of his employment. Over the years the Company has recorded annual expenses less than $12,000, exclusive of depreciation, related to the housing provided for its President.

The Company engages James Ellis a Board member for consulting services. The amount of this compensation was $9,628 in 2025 and $9,865 in 2024.

The Willamette Wineworks lease discussed in Note 12 is with a related party. The Company paid $130,045 and $136,863 related to this lease for the years ended December 31, 2025 and 2024, respectively.

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

The following tables provide lease cost and other lease information:

	Year Ended December 31,
	2025	2024
Lease Cost
Operating Lease cost - Vineyards	$500,725	$459,128
Operating Lease cost - Other	967,904	989,662
Short-term lease cost	40,616	36,767
Total Lease Cost	$1,509,245	$1,485,557

Other information
Cash paid for amounts included in the measurement of lease liabilities,
Operating cash flows from operating leases - Vineyard	468,859	462,360
Operating cash flows from operating leases - Other	864,364	878,183
Weighted-average remaining lease term - Operating leases (in years)	14.04	14.82
Weighted-average discount rate - Operating leases	7.68%	7.64%

Right-of-use assets obtained in exchange for new operating lease obligations were $22,363 and $438,572 for the years ended December 31 2025 and 2024, respectively.

As of December 31, 2025, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2026	$1,315,508
2027	1,376,460
2028	1,369,170
2029	1,379,314
2030	1,389,760
Thereafter	12,499,288
Total minimal lease payments	19,329,500
Less present value adjustment	(7,957,752)
Operating lease liabilities	11,371,748
Less current lease liabilities	(490,247)
Lease liabilities, net of current portion	$10,881,501

Grape Purchases – The Company has entered into long-term grape purchase agreements with a number of Willamette Valley wine grape growers. With these agreements the Company purchases an annually agreed upon quantity of fruit, at pre-determined prices, within strict quality standards and crop loads. The Company cannot calculate the minimum or maximum payment as such a calculation is dependent in large part on unknowns such as the quantity of fruit needed by the Company and the availability of grapes produced that meet the strict quality standards in any given year. If no grapes are produced that meet the contractual quality levels, the grapes may be refused, and no payment would be due. The Company purchased grapes amounting to $1,322,877 and $2,956,866 during the years ended December 31, 2025 and 2024, respectively. The Company had an outstanding balance due on grape purchase agreements of $654,832 and $1,519,087 as of December 31, 2025 and 2024, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In February 2006, the Company instituted a 401(k) profit sharing plan (the “Plan”) covering all eligible employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2025, and 2024, there were $215,394 and $196,418 of contributions made by the Company to the Plan, respectively.

NOTE 14 – SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of December 31, 2025 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of December 31, 2025 for the issuance of Preferred Stock.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000. Net proceeds of $2,057,265 have been received under these offerings as of December 31, 2025 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at December 31, 2025 and December 31, 2024 was $2,031,377 and $1,853,982, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

The Company’s President uses results from operations to assess operating performance as compared to prior results, the annual operating plan and our competitors. The President uses this information to allocate future operating and capital expenditures.

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2025 and 2024. Sales figures are net of related excise taxes.

	Twelve Months Ended December 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Sales, net	$20,241,167	$21,254,929	$16,955,955	$18,527,513	$-	$-	$37,197,122	$39,782,442
Cost of sales	5,616,950	6,125,321	9,087,652	9,461,665	-	-	14,704,602	15,586,986
Gross margin	14,624,217	15,129,608	7,868,303	9,065,848	-	-	22,492,520	24,195,456
Selling expenses	13,361,157	14,069,163	2,984,883	2,072,378	1,089,161	978,296	17,435,201	17,119,837
Contribution margin	$1,263,060	$1,060,445	$4,883,420	$6,993,470
Percent of sales	54.4%	53.4%	45.6%	46.6%
General and administrative expenses					6,493,491	6,503,761	6,493,491	6,503,761
Income (loss) from operations							$(1,436,172)	$571,858

Direct sales include $0 of bulk wine and grape sales in the years ended December 31, 2025 and 2024.

Net direct-to-consumer sales, including bulk wine, miscellaneous sales, and grape sales, represented approximately 54.4% and 53.4% of total net sales for 2025 and 2024, respectively.

Net sales through distributors represented approximately 45.6% and 46.6% of total net sales for 2025 and 2024, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) pursuant to paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act. Based on that review, our President and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements”, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

			Group	Term
Name	Position(s) with the Company	Age	Number	Ends
James W. Bernau (3)	Chairperson of the Board,	72	I	2026
	President and Director
Craig Smith (2)(3)(4)	Secretary and Director	79	II	2027
John Ferry	Chief Financial Officer	60	NA	NA
Mike Osborn	Chief Executive Officer	56	NA	NA
James L. Ellis (3)	Director	81	III	2028
Sean M. Cary (2)	Director	52	I	2026
Stan G. Turel (1)(2)(3)(4)	Director	77	II	2027
Sarah Rose (1)	Director	40	II	2027

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Committee

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

James W. Bernau – Mr. Bernau has been President of the Company and Chairperson of the Board of Directors of the Company since its inception in May 1988. Mr. Bernau, an Oregon winegrower, originally established Willamette Valley Vineyards as a sole proprietorship in 1983, and he co-founded the Company in 1988 with Salem grape grower, Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (“NFIB”), an association of 15,000 independent businesses in Oregon. Mr. Bernau has served as the President of the Oregon Winegrowers Association and the Treasurer of the association’s Political Action Committee (PAC) and Chair of the Promotions Committee of the Oregon Wine Advisory Board, the State of Oregon’s agency dedicated to the development of the industry. In March 2005, Mr. Bernau received the industry’s Founder’s Award for his service. Mr. Bernau’s qualifications to serve on the Company’s Board of Directors include his more than 35 years of leadership of the Company and his industry experience and contacts.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that except for one Form 3 and three Form 4’s that was filed late by Michael Osborn, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis for the year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s President, James W. Bernau, Chief Executive officer, Mike Osborn and Chief Financial Officer, John Ferry for the fiscal years ended December 31, 2025 and December 31, 2024. No other executive officer of the Company received total compensation in 2025 in excess of $100,000, and thus disclosure is not required for any other person.

Summary compensation information is as follows:

Summary Compensation Table
							Nonqualified
						Non-equity	Deferred	All
Name,				Stock	Option	Incentive Plan	Comp.	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.*	Total
James W. Bernau
President	2025	$340,195	$-	$-	$-	$-	$-	$91,107	$431,302
President, Chief Executive	2024	$330,607	$30,097	$-	$-	$-	$-	$90,515	$451,219
John Ferry
Chief Financial Officer	2025	$211,371	$-	$-	$-	$24,000	$-	$9,415	$244,786
Chief Financial Officer	2024	$204,711	$-	$-	$-	$24,000	$-	$9,148	$237,859
Michael Osborn
Chief Executive Officer	2025	$272,163	$-	$79,500	$-	$-	$-	$-	$351,663

*	All other compensation includes Company payments for medical insurance, value of lodging, Board of Director stipends (Mr. Bernau), life insurance payments and Company 401(k) matching contributions.

Bernau Employment Agreement – The Company and Mr. Bernau are parties to an employment agreement dated August 3, 1988, as amended on February 20, 1997, in January of 1998, in November 2010, and again on November 8, 2012 (the “Bernau Employment Agreement”). Under the Bernau Employment Agreement, Mr. Bernau is paid an annual salary with annual increases tied to increases in the consumer price index. Mr. Bernau’s 2025 bonus is calculated as a percentage of Company net income before taxes: 5% on the first $1.75 million of pre-tax income, and 7.5% on pre-tax net income over $1.75 million, not to exceed his current yearly base salary. Additionally, Mr. Bernau participates in the Company’s employer-sponsored 401(k) plan. Pursuant to the Bernau Employment Agreement, the Company provides Mr. Bernau with housing on the Company’s property. Mr. Bernau resides in the estate house, free of rent, which is also used to accommodate overnight stays for Company guests. Mr. Bernau resides in the residence for the convenience of the Company and must continue to reside there for the duration of his employment in order to provide additional security and lock-up services for late evening events at the Estate Winery. The Bernau Employment Agreement provides that Mr. Bernau’s employment may be terminated only for cause, which is defined as non-performance of his duties or conviction of a crime.

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

Osborn Employment Agreement – The Company and Mr. Osborn are parties to an employment agreement dated May 12, 2025 (the “Osborn Employment Agreement”), pursuant to which Mr. Osborn is entitled to an annualized base salary of $425,000 (the “Osborn Base Salary”) through December 31, 2026. Beginning January 1, 2027, the Osborn Base Salary shall be adjusted upward tied to the year-over-year percentage change in the consumer price index for urban wage earners (CPI-W) published by the United States Bureau of Labor Statistics. From such date onward, the Base Salary also may be increased by the Company in its sole discretion.

The terms of the Osborn Employment Agreement also provide that Mr. Osborn is eligible for an annual discretionary (nonguaranteed) target incentive bonus ( the “Osborn TIB”) conditioned upon the Company achieving certain financial performance goals for each fiscal year. The Osborn TIB target is equal to five percent (5%) of the Company’s pre-tax income above $3,500,000.00 for the applicable fiscal year (as determined by the Company’s Board of Directors in its reasonable discretion based on audited year-end financials), capped at 25% of the Osborn Base Salary.

Further, subject to both the approval of the Company’s Board of Directors and Mr. Osborn’s continued employment as the Company’s Chief Executive Officer, Mr. Osborn is entitled to receive the following equity incentive awards: (i) 15,000 shares of the Company’s common stock no later than 90 days after May 19, 2025 (the “Osborn Start Date”), (ii) 7,000 performance restricted stock units (the “PSUs”) on the one year anniversary of the Osborn Start Date and on each successive annual anniversary of the Osborn Start Date for a period of ten years, with each such Osborn PSU vesting into a share of the Company’s common stock one year from the date of grant, (iii) 200,000 PSUs, which become eligible for vesting in the period commencing on the date that is fifth anniversary of the Osborn Start Date and ending on the date that is five years after such anniversary date (the “Osbron Long Term Incentive Period”), will vest upon the occurrence of the following events during the Osborn Long Term Incentive Period: (A) 50,000 PSUs shall vest if the trading price of the Company’s shares of common stock on Nasdaq is at least $12 per share on average for a period of three months during any one year period; (B) an additional 50,000 PSUs shall vest if the trading price of the Company’s shares of common stock on Nasdaq is at least $15 per share on average for a period of three months during any one year period; (C) an additional 50,000 PSUs shall vest if the trading price of the Company’s shares of common stock on Nasdaq is at least $20 per share on average for a period of three months during any one year period; and (D) the final 50,000 PSUs shall vest if the trading price of the Company’s shares of common stock on Nasdaq is at least $25 per share on average for a period of three months during any one year period.

Potential Payments Upon Termination or Change In Control

In the event of a change in control of the Company, Mr. Ferry would be entitled to receive one year’s salary.

In the event that Mr. Osborn is terminated by the Company without Cause (as defined in the Osborn Employment Agreement) or Mr. Osborn resigns for Good Reason (as defined in the Osborn Agreement), the Company is required to promptly pay Mr. Osborn (i) all accrued but unused vacation time, and (ii) all unreimbursed expenses properly incurred by you on behalf of the Company (iii) if the termination date is prior to the one (1) year anniversary of the Osborn Start Date, Mr. Osborn is entitled to cash severance equal to four (4) months’ of the Osborn Base Salary, or if termination date is on or after the (1) year anniversary of the Osborn Start Date, then Mr. Osborn is entitled to cash severance equal to 12 months’ of the Osborn Base Salary and (iv) continuation coverage for Mr. Osborn (and, if they are covered on his termination date, Mr. Osborn’s eligible dependents) under the Company’s group health plan pursuant to Section 4980B of the Code (“COBRA”) for a period ranging from 4 to 12 months from Mr. Osborn’s termination date, depending on the duration of his employment with the Company.

Director Compensation

The following table sets forth information concerning compensation of the Company’s directors other than Mr. Bernau for the fiscal year ended December 31, 2025:

					Change
					in Pension
					Value and
					Nonqualified
	Fees Earned			Non-equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
James L. Ellis	$5,400	-	-	-	-	$9,628	$15,028
Sean M. Cary	6,464	-	-	-	-	-	6,464
Craig Smith	5,500	-	-	-	-	-	5,500
Stan G. Turel	5,850	-	-	-	-	-	5,850
Sarah Rose	8,063	-	-	-	-	-	8,063
Cara Pepper Day*	4,500	-	-	-	-	-	4,500

*	Ms. Pepper Day decided not to stand for re- election to the board at the 2025 annual meeting of the Company’s Stockholders.

Other compensation for James L. Ellis includes a monthly stipend for ongoing consultation services as well as serving as administrator of any potential employee complaint that might rise to the Board’s level. The members of the Board received cash compensation for their service on the Board in 2025 and are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Willamette Valley Vineyards Inc, 2025 Omnibus Equity Incentive Plan (“2025 Plan”) was adopted by the Company’s board of directors on September 9, 2025. During the twelve months ended December 31, 2025, the Company granted 285,000 restricted share units under the 2025 Plan, of which 15,000 restricted share units vested during the year.

The following table gives information as of December 31, 2025, the end of the most recently completed fiscal year, about shares of the Company’s common stock that may be issued pursuant to the 2025 Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a) )
Equity Compensation Plans Approved by Shareholders	270,000	$	N/A	956,132
Equity Compensation Plans Not Approved by Shareholders	N/A		N/A	N/A
TOTAL	270,000	$	N/A	956,132

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 24, 2026 by: (i) each person who beneficially owns more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

Information concerning persons who beneficially own more than 5% of the Company’s common stock who are not otherwise affiliated with the Company is based solely upon statements made in filings with the SEC or other information we believe to be reliable.

Unless otherwise noted, the address of each beneficial owner listed in the table is 8800 Enchanted Way SE Turner, OR 97392.

			Percent of
	Number of		Shares	Beneficial
	Shares Outstanding		Beneficially	Ownership
	Stock		Owned (1)	Denominator
James W. Bernau, President/CEO, Chair of the Board	374,501		7.5%	4,979,529

John Ferry, CFO	-		**	4,979,529

Mike Osborn, CEO	20,000		**	4,979,529

James L. Ellis, Director	19,865		**	4,979,529

Sean M. Cary, Director	5,200		**	4,979,529

Stan G. Turel, Director	20,427		**	4,979,529

Craig Smith, Director	1,500		**	4,979,529

Sarah Rose, Director	5,000		**	4,979,529

Christopher Riccardi	385,485	(2)	7.7%	4,979,529
100 Tall Pine Ln., Apt 2102, Naples, FL 34105

All Directors and Executive Officers as a group (9 persons)	446,493		9.0%	4,979,529

**	Less than one percent

(1)	The percentage of outstanding shares of common stock is calculated based on 4,979,529 shares of Common Stock outstanding as of March 24, 2026. Shares owned do not include ownership of preferred stock shares.

(2)	Based on a Form 4 filed by Mr. Riccardi with the SEC on December 29, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not participate in any transactions with related persons for the year ended December 31, 2025 or 2024 that had a direct or indirect material interest in an amount exceeding $120,000 and there are no currently proposed transactions with related persons that exceed $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly US LLP (formerly Moss Adams LLP) served as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024. Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	Years Ended December 31,
	2025	2024
Audit fees (1)	361,487	$327,862
Tax fees (2)	60,565	60,800

	$422,052	$388,662

(1)	Audit fees represent fees for services rendered for the audit of the Company’s annual financial statements and other audit related, 401k plan audit, review of prospectus supplement and review of the Company’s quarterly financial statements.

(2)	Tax fees represent fees for services rendered for tax compliance, tax advice and tax planning.

Pre-approval policies and procedures

It is the policy of the Company not to enter into any agreement for Baker Tilly US LLP to provide any non-audit services to the Company unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to Baker Tilly US LLP during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (1) the procedures and policies are detailed in advance as to such services, (2) the Audit Committee is informed of such services prior to commencement and (3) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act. In the fiscal years ended December 31, 2025 and 2024 all of the services performed by Baker Tilly US LLP were pre-approved by the audit committee.

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

10.3	Employment Agreement between Willamette Valley Vineyards, Inc. and Michael Osborn dated May 12, 2025 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2025 [File No. 001-37610])

10.4	Revolving Note and Loan Agreement dated May 28, 1992 by and between Northwest Farm Credit Services, Willamette Valley Vineyards, Inc. and James W. and Cathy Bernau (incorporated by reference from the Company’s Regulation A Offering Statement on Form 1-A [File No. 24S-2996])

10.5	2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 from the Company’s Registration Statement on Form S-8 filed with the SEC on November 12, 2025 [File No. 333-291478])

14.1	Code of Ethics (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on June 30, 2004)

23.1	Consent of Baker Tilly US LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, herewith)

97.1	Clawback Policy (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024 [File No. 001-37610])

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, furnished electronically herewith, and formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Shareholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements. (Filed herewith)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL

(1)	The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(2)	All financial statement schedules are omitted either because: (i) they are not required; (ii) they are not applicable; or (iii) the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

(Registrant)

By:	/s/ James W. Bernau
James W. Bernau,
Chairperson of the Board, President

Date: March 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James W. Bernau	Chairperson of the Board,	March 24, 2026
James W. Bernau	President
(Principal Executive Officer)

/s/ John Ferry	Chief Financial Officer	March 24, 2026
John Ferry	(Principal Financial
and Accounting Officer)

/s/ James L. Ellis	Director	March 24, 2026
James L. Ellis

/s/ Craig Smith	Director	March 24, 2026
Craig Smith

/s/ Stan G. Turel	Director	March 24, 2026
Stan G. Turel

/s/ Sean M. Cary	Director	March 24, 2026
Sean M. Cary

/s/ Sarah Rose	Director	March 24, 2026
Sarah Rose