Form 10-Q
period 2026-03-31
WILLAMETTE VALLEY VINEYARDS INC
filed 2026-05-13
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock outstanding as of May 13, 2026: 4,979,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$404,712	$410,886
Accounts receivable, net	3,861,980	4,511,460
Inventories	32,430,810	33,380,079
Prepaid expenses and other current assets	592,947	659,033
Income tax receivable	236,781	44,117
Total current assets	37,527,230	39,005,575

Other assets	13,824	13,824
Vineyard development costs, net	8,597,002	8,626,391
Property and equipment, net	48,677,134	49,404,999
Operating lease right of use assets	10,535,024	10,684,810

TOTAL ASSETS	$105,350,214	$107,735,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,438,138	$1,546,997
Accrued expenses	1,834,424	1,909,084
Investor deposits for preferred stock	-	2,057,265
Bank overdraft	243,699	-
Line of credit	2,359,437	3,140,140
Note payable	854,907	884,221
Current portion of long-term debt	1,022,686	1,008,215
Current portion of lease liabilities	510,202	490,247
Unearned revenue	2,617,120	2,776,919
Grapes payable	-	654,832
Total current liabilities	10,880,613	14,467,920

Long-term debt, net of current portion and debt issuance costs	13,758,244	14,017,343
Lease liabilities, net of current portion	10,743,972	10,881,501
Deferred income taxes	2,180,660	2,180,660
Total liabilities	37,563,489	41,547,424

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 11,019,472 shares issued and outstanding, liquidation preference $46,336,880, at March 31, 2026 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2025.	46,106,055	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,979,529 shares issued and outstanding at March 31, 2026 and 4,979,529 shares issued and outstanding at December 31, 2025	8,658,595	8,637,560
Retained earnings	13,022,075	14,193,219
Total shareholders’ equity	67,786,725	66,188,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,350,214	$107,735,599

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2026	2025
SALES, NET	$8,256,153	$7,541,583
COST OF SALES	3,227,089	2,782,475

GROSS PROFIT	5,029,064	4,759,108

OPERATING EXPENSES:
Sales and marketing	4,083,845	3,967,710
General and administrative	1,623,013	1,661,376
Total operating expenses	5,706,858	5,629,086

LOSS FROM OPERATIONS	(677,794)	(869,978)

OTHER INCOME (EXPENSE)
Interest expense, net	(287,313)	(298,221)
Other income, net	206,620	142,476

LOSS BEFORE INCOME TAXES	(758,487)	(1,025,723)

INCOME TAX BENEFIT	193,414	296,742

NET LOSS	(565,073)	(728,981)

Accrued preferred stock dividends	(606,071)	(563,177)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,171,144)	$(1,292,158)

Loss per common share after preferred dividends, basic and diluted	$(0.24)	$(0.26)

Weighted-average number of common shares outstanding, basic and diluted	4,979,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2026
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2025	10,239,573	$43,357,396	4,979,529	$8,637,560	$14,193,219	$66,188,175

Issuance of preferred stock, net	779,899	2,142,588	-	-	-	2,142,588

Stock based compensation	-	-	-	21,035	-	21,035

Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-

Net loss	-	-	-	-	(565,073)	(565,073)

Balance at March 31, 2026	11,019,472	$46,106,055	4,979,529	$8,658,595	$13,022,075	$67,786,725

	Three-Month Period Ended March 31, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730

Issuance of preferred stock, net	-	-	-	-	-	-

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(728,981)	(728,981)

Balance at March 31, 2025	10,239,573	$43,920,573	4,964,529	$8,512,489	$16,071,687	$68,504,749

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(565,073)	$(728,981)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	800,104	820,854
Common stock compensation expense	21,035	-
Non-cash lease expense	149,786	173,496
Debt issuance costs	4,748	5,827
Change in operating assets and liabilities:
Accounts receivable	649,480	827,995
Inventories	949,269	(690,866)
Prepaid expenses and other current assets	66,086	66,067
Income tax receivable	(192,664)	(296,742)
Unearned revenue	(159,799)	(118,789)
Lease liabilities	(117,574)	(122,118)
Grapes payable	(654,832)	(1,519,087)
Accounts payable	(80,959)	540,119
Accrued expenses	(74,660)	(295,038)
Net cash from operating activities	794,947	(1,337,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(20,890)	(15,994)
Additions to property and equipment	(49,860)	(99,350)
Net cash from investing activities	(70,750)	(115,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(29,314)	(27,620)
Proceeds from (payments on) bank overdraft	243,699	(81,622)
Payment on line of credit, net	(780,703)	(1,201,832)
Payment on long-term debt	(249,376)	(236,010)
Proceeds from long-term debt	-	3,011,697
Proceeds from issuance of preferred stock	85,323	-
Net cash from financing activities	(730,371)	1,464,613

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,174)	12,006

CASH AND CASH EQUIVALENTS, beginning of period	410,886	320,883

CASH AND CASH EQUIVALENTS, end of period	$404,712	$332,889

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$-	$11,354
Reduction in investor deposits exchanged for preferred stock	$2,057,265	$-
Accrued preferred stock dividends	$606,071	$563,177

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Report”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended March 31,
	2026	2025
Numerator

Net loss	$(565,073)	$(728,981)
Accrued preferred stock dividends	(606,071)	(563,177)

Net loss applicable to common shareholders	$(1,171,144)	$(1,292,158)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,979,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.24)	$(0.26)

Subsequent to the filing of the 2025 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	March 31, 2026	December 31, 2025

Winemaking and packaging materials	$1,350,785	$1,173,281
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	17,815,558	16,337,096
Finished goods (bottled wine and related products)	13,264,467	15,869,702

Total inventories	$32,430,810	$33,380,079

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	March 31, 2026	December 31, 2025

Construction in progress	$667,635	$645,675
Land, improvements, and other buildings	15,342,674	15,342,674
Winery buildings and tasting rooms	44,123,730	44,123,730
Equipment	21,185,084	21,185,084
	81,319,123	81,297,163

Accumulated depreciation	(32,641,989)	(31,892,164)

Property and equipment, net	$48,677,134	$49,404,999

Depreciation expense for the three months ended March 31, 2026 and 2025 was $749,825 and $770,370, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the Credit Agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the Credit Agreement until July 31, 2026. The Company had an outstanding line of credit balance of $2,359,437 at March 31, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%. The Credit Agreement includes various covenants, which among other things, requires the Company to maintain minimum amounts of tangible net worth, debt-to-equity, and debt service coverage, as defined, and limits the level of acquisitions of property and equipment. As of December 31, 2025, the Company was out of compliance with a debt covenant. The Company has received a waiver from Columbia Bank waiving this violation until the next measurement date of December 31, 2026.

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of March 31, 2026, the Company had a balance of $854,907 due on this note. As of December 31, 2025, the Company had a balance of $884,221 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $14,935,020 and $15,184,395 as of March 31, 2026 and December 31, 2025 respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 6.35% and has a maturity date of April, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

Future minimum principal payments of long-term debt are as follows for the years ending December 31:

2026	758,840
2027	3,161,508
2028	1,130,789
2029	1,007,284
2030	1,068,928
Thereafter	7,807,671

$14,935,020

As of March 31, 2026, the Company had unamortized debt issuance costs of $154,090. As of December 31, 2025, the Company had unamortized debt issuance costs of $158,837.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid zero in income taxes for the three months ended March 31, 2026, and 2025.

Interest – The Company paid $248,682 and $228,105 for the three months ended March 31, 2026 and 2025, respectively, in interest on long-term debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three months ended March 31, 2026 and 2025. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Direct Sales		Distributor Sales		Unallocated		Total
	2026	2025	2026	2025	2026	2025	2026	2025

Sales, net	$4,227,366	$4,310,474	$4,028,787	$3,231,109	$-	$-	$8,256,153	$7,541,583
Cost of Sales	1,228,289	1,185,593	1,998,800	1,596,882	-	-	3,227,089	2,782,475
Gross Profit	2,999,077	3,124,881	2,029,987	1,634,227	-	-	5,029,064	4,759,108
Selling and Marketing Expenses	3,078,716	3,086,255	742,947	640,035	262,182	241,420	4,083,845	3,967,710
Contribution Margin (Loss)	$(79,639)	$38,626	$1,287,040	$994,192
Percent of Sales	51.2%	57.2%	48.8%	42.8%
General and Administration Expenses					1,623,013	1,661,376	1,623,013	1,661,376
Loss from Operations							$(677,794)	$(869,978)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of March 31, 2026 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of March 31, 2026 for the issuance of Preferred Stock.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the SEC pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000. Net proceeds of $2,142,588 have been received under these offerings as of March 31, 2026 for the issuance of Preferred Stock.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at March 31, 2026 and December 31, 2025 was $1,800,515 and $2,031,377, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

8) STOCK INCENTIVE PLAN

The Willamette Valley Vineyards Inc, 2025 Omnibus Equity Incentive Plan (“2025 Plan”) was adopted by the Company’s board of directors on May 27, 2025, and was approved by the Company’s shareholders on July 12, 2025. The 2025 Plan provides for the grant of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, other share-based awards or any combination of the foregoing to selected employees, directors and independent contractors of the Company. The Company filed on November 12, 2025 a registration statement Form S-8 to register under the U.S. Securities Act of 1933, as amended, the Company’s shares of common stock to be issued pursuant to awards granted under the 2025 Plan.

During the three months ended March 31, 2026, the Company granted no awards under the 2025 Plan. As of March 31, 2026, 15,000 shares of the Company’s common stock had been issued under the 2025 Plan and an additional 270,000 shares of the Company’s common stock were issuable pursuant to outstanding awards granted under the 2025 Plan.

The Company recognized $21,035 in stock-based compensation expense during the three months ended March 31, 2026 related to the 2025 Plan and no stock-based compensation expense during the three months ended March 31, 2025.

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

Operating Leases – Non-Vineyard – In September 2018, the Company renewed an existing lease for three years, with two one-year renewal options, for its McMinnville tasting room. In May 2022 the Company amended the lease to extend the lease to August 2025 with one three year renewal option and defined payments over the term of the lease. For right of use asset and liability calculations the Company has not included the renewal option. The lease was not renewed in 2025.

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

The following tables provide lease cost and other lease information:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Lease Cost
Operating lease cost - Vineyards	$125,181	$125,181
Operating lease cost - Other	233,418	246,341
Short-term lease cost	8,625	10,166
Total lease cost	$367,224	$381,688

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$118,502	$116,816
Operating cash flows from operating leases - Other	$207,885	$220,667
Weighted-average remaining lease term - Operating leases in years	13.84	14.63
Weighted-average discount rate - Operating leases	7.69%	7.65%

Right-of-use assets obtained in exchange for new operating lease obligations were zero for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2026	$989,121
2027	1,376,460
2028	1,369,170
2029	1,379,314
2030	1,389,760
Thereafter	12,499,288
Total minimal lease payments	19,003,113
Less present value adjustment	(7,748,939)
Operating lease liabilities	11,254,174
Less current lease liabilities	(510,202)
Lease liabilities, net of current portion	$10,743,972

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to Willamette Valley Vineyards, Inc.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “predicts,” “potential,” “should,” or “will” or the negative thereof and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to: availability of financing for growth, availability of adequate supply of high quality grapes, successful performance of internal operations, impact of competition, changes in wine broker or distributor relations or performance, impact of possible adverse weather conditions, impact of reduction in grape quality or supply due to disease or smoke from forest fires, changes in consumer spending, and the reduction in consumer demand for premium wines. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Many of these risks as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as in the Company’s other Securities and Exchange Commission filings and reports. The forward-looking statements in this report are made as of the date hereof, and, except as otherwise required by law, the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Such policies were unchanged during the three months ended March 31, 2026.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 16,287 current preferred stockholders many of which the Company believes are wine enthusiasts are current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities.

The Company sold 38,892 and 31,835 cases of produced wine during the three months ended March 31, 2026 and 2025, respectively, an increase of 7,057 cases, or 22.2% in the current year period over the prior year period. The increase in wine case sales was primarily the result of having higher wholesale case sales in the current quarter when compared to the same quarter last year.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At March 31, 2026, wine inventory included 152,337 cases of bottled wine and 681,857 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 2,587 cases during the three months ended March 31, 2026.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The Company’s 2022 Domaine Willamette Blanc de Noirs received 92 points from Wine Spectator Magazine, Owen Bargreen and James Suckling. The 2022 Domaine Willamette Blanc de Blancs rated 93 points from Owen Bargreen and 90 points from James Suckling.

The 2017 Domaine Willamette Extended Tirage Brut scored 94 points from Owen Bargreen.

Owen Bargreen rated the 2022 Elton Pinot Noir 93 points and 2024 Estate Pinot Gris 92 points.

International Wine Report scored the 2022 Elton Florine Pinot Noir and 2023 Elton Chardonnay both 92 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended March 31, 2026 and 2025 was $8,256,153 and $7,541,583, respectively, an increase of $714,570, or 9.5%, in the current year period over the prior year period. This increase was caused by an increase in revenues from distributor sales of $797,678, being partly offset by a decrease in direct sales to consumers of $83,108 in the current year’s three-month period over the same period in the prior year. The increase in revenue from distributors was primarily attributed to higher case sales in the current year three-month period over the same period in the prior year. The decrease in direct sales to consumers was primarily the result of lower wine club and internet revenues.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 and 2025 was $3,227,089 and $2,782,475, respectively, an increase of $444,614, or 16.0%, in the current period over the prior year period. This change was primarily the result of the higher number of cases sold in the first quarter of 2026 when compared to the same quarter in 2025.

Gross Profit

Gross profit for the three months ended March 31, 2026 and 2025 was $5,029,064 and $4,759,108, respectively, an increase of $269,956, or 5.7%, in the first quarter of 2026 over the same quarter in the prior year. This increase was primarily the result of an increase in sales through distributors.

Gross profit as a percentage of net sales for the three months ended March 31, 2026 and 2025 was 60.9% and 63.1%, respectively, a decrease of 2.2 percentage points in the current quarter over the same quarter in the prior year. The decrease was primarily the result of a higher percentage of sales coming from distribution which has a lower gross margin combined with the mix of vintages sold in the first quarter of 2026 when compared to the same quarter in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 was $5,706,858 and $5,629,086, respectively, an increase of $77,772, or 1.4%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in selling expenses of $116,135, or 2.9% being partly offset by a decrease in general and administrative expenses of $38,363, or 2.3% in the current quarter compared to the same quarter last year.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025 was $287,313 and $298,221, respectively, a decrease of $10,908 or 3.7%, in the first quarter of 2026 over the same quarter in the prior year.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2026 and 2025 was $193,414 and $296,742, respectively, a decrease of $103,328 or 34.8%, in the first quarter of 2026 over the same quarter in the prior year, primarily as a result of a lower pre-tax loss in the first quarter of 2026, compared to the same quarter in 2025. The Company’s estimated federal and state combined income tax rate for the three months ended March 31, 2026 and 2025 was 25.5% and 28.9% respectively.

Net Loss

Net loss for the three months ended March 31, 2026 and 2025 was $565,073 and $728,981, respectively, a decrease of $163,908 or 22.5%, in the first quarter of 2026 over the same quarter in the prior year. The decrease in net loss for the first quarter of 2026, compared to the comparable period in 2025, was primarily the result of higher case sales to distributors in 2026.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2026 and 2025 was $1,171,144 and $1,292,158, respectively, a decrease of $121,014, or 9.4%, in the first quarter of 2026 over the same quarter in the prior year. The decrease in loss applicable to common shareholders in the first quarter of 2026, compared to the same period of 2025, was the result of a lower net loss in the current period.

Liquidity and Capital Resources

At March 31, 2026, the Company had a working capital balance of $26.6 million and a current working capital ratio of 3.45:1.

At March 31, 2026, the Company had a cash balance of $404,712. At December 31, 2025, the Company had a cash balance of $410,886.

Total cash generated from operating activities in the three months ended March 31, 2026 was $794,947. Cash generated from operating activities for the three months ended March 31, 2026 was primarily associated with lower accounts receivables and lower inventories, being partially offset by reduced grapes payable.

Total cash used in investing activities in the three months ended March 31, 2026 was $70,750. Cash used in investing activities for the three months ended March 31, 2026 consisted of cash used for computer equipment and vineyard development costs.

Total cash used in financing activities in the three months ended March 31, 2026 was $730,371. Cash used in financing activities for the three months ended March 31, 2026 primarily consisted of payments on the line of credit and payments on long term debt, being partially offset by an increase in bank overdraft proceeds.

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing up to $2,000,000 against eligible accounts receivable and inventories, as defined in the Credit Agreement. The revolving line bears interest at prime less 0.5%, with a floor of 3.25%, is payable monthly, and is subject to renewal. In November 2022, the Company increased the borrowing line up to $5,000,000. In July 2025, the Company renewed the Credit Agreement until July 31, 2026. The Company had an outstanding line of credit balance of $2,359,437 at March 31, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%.

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

As of March 31, 2026, the Company had a 15-year installment note payable of $854,907, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of March 31, 2026, the Company had a total long-term debt balance of $14,935,020, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $154,090. As of December 31, 2025, the Company had a total long-term debt balance of $15,184,395, exclusive of debt issuance costs of $158,837.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, results of operations or financial condition.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, impact our results of operations or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522).

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 16, 2016 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Ferry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: May 13, 2026	By	/s/ James W. Bernau
James W. Bernau
President
(Principal Executive Officer)

Date: May 13, 2026	By	/s/ John Ferry
John Ferry
Chief Financial Officer
(Principal Accounting and Financial Officer)