Form 10-Q
period 2026-06-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2026-08-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of common stock outstanding as of August 12, 2026: 4,979,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2026	2025

CURRENT ASSETS
Cash and cash equivalents	$589,502	$410,886
Accounts receivable, net	2,807,303	4,511,460
Inventories	31,517,284	33,380,079
Prepaid expenses and other current assets	600,298	659,033
Income tax receivable	482,896	44,117
Total current assets	35,997,283	39,005,575

Other assets	13,824	13,824
Vineyard development costs, net	8,571,687	8,626,391
Property and equipment, net	47,983,667	49,404,999
Operating lease right of use assets	10,383,516	10,684,810

TOTAL ASSETS	$102,949,977	$107,735,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,352,935	$1,546,997
Accrued expenses	1,877,224	1,909,084
Investor deposits for preferred stock	-	2,057,265
Bank overdraft	534,488	-
Line of credit	634,842	3,140,140
Note payable	825,152	884,221
Current portion of long-term debt	3,131,243	1,008,215
Current portion of lease liabilities	534,390	490,247
Unearned revenue	2,455,386	2,776,919
Grapes payable	-	654,832
Total current liabilities	12,345,660	14,467,920

Long-term debt, net of current portion and debt issuance costs	11,405,832	14,017,343
Lease liabilities, net of current portion	10,599,941	10,881,501
Deferred income taxes	2,180,660	2,180,660
Total liabilities	36,532,093	41,547,424

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Redeemable preferred stock, no par value, 100,000,000 shares authorized, 11,019,872 shares issued and outstanding, liquidation preference $46,944,611, at June 30, 2026 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2025.	46,712,125	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,979,529 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	8,679,631	8,637,560
Retained earnings	11,026,128	14,193,219
Total shareholders' equity	66,417,884	66,188,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,949,977	$107,735,599

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

SALES, NET	$10,036,275	$10,195,763	$18,292,428	$17,737,346
COST OF SALES	4,262,550	3,979,145	7,489,639	6,761,620

GROSS PROFIT	5,773,725	6,216,618	10,802,789	10,975,726

OPERATING EXPENSES
Sales and marketing	4,423,814	4,193,635	8,507,658	8,161,345
General and administrative	2,703,880	1,624,819	4,326,894	3,286,195
Total operating expenses	7,127,694	5,818,454	12,834,552	11,447,540

INCOME (LOSS) FROM OPERATIONS	(1,353,969)	398,164	(2,031,763)	(471,814)

OTHER INCOME (EXPENSE)
Interest expense, net	(267,994)	(270,145)	(555,307)	(568,366)
Other income, net	2,550	2,550	209,170	145,026

INCOME (LOSS) BEFORE INCOME TAXES	(1,619,413)	130,569	(2,377,900)	(895,154)

INCOME TAX (EXPENSE) BENEFIT	229,537	(37,774)	422,952	258,968

NET INCOME (LOSS)	(1,389,876)	92,795	(1,954,948)	(636,186)

Accrued preferred stock dividends	(606,071)	(563,176)	(1,212,142)	(1,126,353)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,995,947)	$(470,381)	$(3,167,090)	$(1,762,539)

Loss per common share after preferred dividends, basic and diluted	$(0.40)	$(0.09)	$(0.64)	$(0.36)

Weighted-average number of common shares outstanding, basic and diluted	4,979,529	4,964,529	4,979,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2026
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2025	10,239,573	$43,357,396	4,979,529	$8,637,560	$14,193,219	$66,188,175

Issuance of preferred stock, net	779,899	2,142,588	-	-	-	2,142,588

Stock based compensation	-	-	-	21,035	-	21,035

Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-

Net loss	-	-	-	-	(565,073)	(565,073)

Balance at March 31, 2026	11,019,472	46,106,055	4,979,529	8,658,595	13,022,075	67,786,725

Issuance of preferred stock, net	400	-	-	-	-	-

Stock based compensation	-	-	-	21,035	-	21,035

Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-

Net loss	-	-	-	-	(1,389,876)	(1,389,876)

Balance at June 30, 2026	11,019,872	$46,712,126	4,979,529	$8,679,630	$11,026,128	$66,417,884

	Six-Month Period Ended June 30, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total

Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730

Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-

Net loss	-	-	-	-	(728,981)	(728,981)

Balance at March 31, 2025	10,239,573	43,920,573	4,964,529	8,512,489	16,071,687	68,504,749

Preferred stock dividends accrued	-	563,176	-	-	(563,176)	-

Net income	-	-	-	-	92,795	92,795

Balance at June 30, 2025	10,239,573	$44,483,749	4,964,529	$8,512,489	$15,601,306	$68,597,544

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,954,948)	$(636,186)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,600,284	1,632,833
Provision for credit losses	1,086,557	-
Common stock compensation expense	42,070	-
Non-cash lease expense	301,294	331,417
Debt issuance costs	9,495	10,575
Change in operating assets and liabilities:
Accounts receivable	617,600	935,992
Inventories	1,862,795	(39,106)
Prepaid expenses and other current assets	58,735	95,181
Income taxes receivable	(438,779)	(303,968)
Unearned revenue	(321,533)	(309,425)
Lease liabilities	(237,417)	(246,532)
Grapes payable	(654,832)	(1,519,087)
Accounts payable	805,938	370,959
Accrued expenses	(31,860)	(350,421)
Net cash from operating activities	2,745,399	(27,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(45,855)	(43,229)
Additions to property and equipment	(78,393)	(166,304)
Net cash from investing activities	(124,248)	(209,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(59,069)	(55,654)
Proceeds from (payments on) bank overdraft	534,488	(259,496)
Payments on line of credit, net	(2,505,298)	(1,958,933)
Payments on long-term debt	(497,979)	(470,553)
Proceeds from long-term debt	-	3,011,697
Proceeds from issuance of preferred stock	85,323	-
Net cash from financing activities	(2,442,535)	267,061

NET CHANGE IN CASH AND CASH EQUIVALENTS	178,616	29,760

CASH AND CASH EQUIVALENTS, beginning of period	410,886	320,883

CASH AND CASH EQUIVALENTS, end of period	$589,502	$350,643

NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchases of property and equipment and vineyard development costs included in accounts payable	$-	$6,999
Reduction in investor deposits for preferred stock	$2,057,265	$-
Accrued preferred stock dividends	$1,212,142	$1,126,353

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator

Net income (loss)	$(1,389,876)	$92,795	$(1,954,948)	$(636,186)
Accrued preferred stock dividends	(606,071)	(563,176)	(1,212,142)	(1,126,353)

Net loss applicable to common shares	$(1,995,947)	$(470,381)	$(3,167,090)	$(1,762,539)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,979,529	4,964,529	4,979,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.40)	$(0.09)	$(0.64)	$(0.36)

Subsequent to the filing of the 2025 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	June 30, 2026	December 31, 2025

Winemaking and packaging materials	$1,192,608	$1,173,281
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	15,745,262	16,337,096
Finished goods (bottled wine and related products)	14,579,414	15,869,702

Total inventories	$31,517,284	$33,380,079

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	June 30, 2026	December 31, 2025

Construction in progress	$684,828	$645,675
Land, improvements, and other buildings	15,342,674	15,342,674
Winery, tasting room buildings, and hospitality center	44,123,730	44,123,730
Equipment	21,224,324	21,185,084

	81,375,556	81,297,163

Accumulated depreciation	(33,391,889)	(31,892,164)

Property and equipment, net	$47,983,667	$49,404,999

Depreciation expense for the three months ended June 30, 2026 and 2025 was $749,899 and $761,496, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1,499,725 and $1,531,865, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the "Credit Agreement") that allows borrowing against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5% with a floor of 7.0%, is payable monthly, and is subject to renewal. In July 2026 the line of credit was renewed for $4,000,000. The Company had an outstanding line of credit balance of $634,842 at June 30, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of June 30, 2026, the Company had a balance of $825,152 due on this note. As of December 31, 2025, the Company had a balance of $884,221 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $14,686,418 and $15,184,395 as of June 30, 2026 and December 31, 2025, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April 1, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

As of June 30, 2026, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2026	510,237
2027	3,161,508
2028	1,130,789
2029	1,007,284
2030	1,068,928
Thereafter	7,807,672

$14,686,418

As of June 30, 2026, the Company had unamortized debt issuance costs of $149,342. As of December 31, 2025, the Company had unamortized debt issuance costs of $158,837.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $15,828 in income taxes for the three months ended June 30, 2026 and $45,000 in income taxes for the three months ended June 30, 2025. The Company paid $15,828 in income taxes for the six months ended June 30, 2026 and $45,000 in income taxes for the six months ended June 30, 2025.

Interest – The Company paid $287,136 and $267,696 for the three months ended June 30, 2026 and 2025, respectively, in interest on debt and the line of credit. The Company paid $487,928 and $495,801 for the six months ended June 30, 2026 and 2025, respectively, in interest on debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and six month periods ended June 30, 2026 and 2025. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2026	2025	2026	2025	2026	2025	2026	2025

Sales, net	$5,235,480	$5,497,973	$4,800,795	$4,697,790	$-	$-	$10,036,275	$10,195,763
Cost of sales	1,537,267	1,451,868	2,725,283	2,527,277	-	-	4,262,550	3,979,145
Gross profit	3,698,213	4,046,105	2,075,512	2,170,513	-	-	5,773,725	6,216,618
Selling expenses	3,356,449	3,255,050	826,232	653,604	241,133	284,981	4,423,814	4,193,635
Contribution margin	$341,764	$791,055	$1,249,280	$1,516,909
Percent of total sales	52.2%	53.9%	47.8%	46.1%
General and administration expenses					2,703,880	1,624,819	2,703,880	1,624,819
Income (loss) from operations							$(1,353,969)	$398,164

	Six Months Ended June 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2026	2025	2026	2025	2026	2025	2026	2025

Sales, net	$9,462,846	$9,808,448	$8,829,582	$7,928,898	$-	$-	$18,292,428	$17,737,346
Cost of sales	2,765,556	2,637,462	4,724,083	4,124,158	-	-	7,489,639	6,761,620
Gross profit	6,697,290	7,170,986	4,105,499	3,804,740	-	-	10,802,789	10,975,726
Selling expenses	6,435,164	6,341,306	1,569,179	1,293,639	503,315	526,400	8,507,658	8,161,345
Contribution margin	$262,126	$829,680	$2,536,320	$2,511,101
Percent of total sales	51.7%	55.3%	48.3%	44.7%
General and administration expenses					4,326,894	3,286,195	4,326,894	3,286,195
Loss from operations							$(2,031,763)	$(471,814)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the July 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of June 30, 2026 for the issuance of Preferred Stock.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of June 30, 2026 for the issuance of Preferred Stock.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000. Net proceeds of $2,142,588 have been received under this offering as of June 30, 2026 for the issuance of Preferred Stock. On June 26, 2026, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 555,555 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,750,000. No net proceeds have been received under this offering as of June 30, 2026.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at June 30, 2026 and December 31, 2025 was $1,635,557 and $2,031,377, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

8) STOCK INCENTIVE PLAN

The Willamette Valley Vineyards, Inc. 2025 Omnibus Equity Incentive Plan (“2025 Plan”) was adopted by the Company’s board of directors on May 27, 2025, and was approved by the Company’s shareholders on July 12, 2025. The 2025 Plan provides for the grant of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, other share-based awards or any combination of the foregoing to selected employees, directors and independent contractors of the Company. The Company filed on November 12, 2025 a registration statement Form S-8 to register under the U.S. Securities Act of 1933, as amended, the Company’s shares of common stock to be issued pursuant to awards granted under the 2025 Plan.

During the six months ended June 30, 2026, the Company granted no awards under the 2025 Plan. As of June 30, 2026, 15,000 shares of the Company’s common stock had been issued under the 2025 Plan and an additional 270,000 shares of the Company’s common stock were issuable pursuant to outstanding awards granted under the 2025 Plan.

The Company recognized $21,035 in stock-based compensation expense during the three months ended June 30, 2026 related to the 2025 Plan and no stock-based compensation expense during the three months ended June 30, 2025.

The Company recognized $42,070 in stock-based compensation expense during the six months ended June 30, 2026 related to the 2025 Plan and no stock-based compensation expense during the six months ended June 30, 2025.

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

The following tables provide lease cost and other lease information:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Lease Cost
Operating lease cost - Vineyards	$250,363	$250,363
Operating lease cost - Other	466,836	492,682
Short-term lease cost	18,308	22,345
Total lease cost	$735,507	$765,390

Other Information
Cash paid for amounts included in the measurement
of lease liabilities
Operating cash flows from operating leases - Vineyard	$237,552	$234,164
Operating cash flows from operating leases - Other	$415,771	$441,334
Weighted-average remaining lease term - Operating leases in years	13.64	14.37
Weighted-average discount rate - Operating leases	7.70%	7.66%

Right-of-use assets obtained in exchange for new operating lease obligations were zero for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2026	$661,638
2027	1,376,460
2028	1,369,170
2029	1,379,314
2030	1,389,760
Thereafter	12,499,288
Total minimum lease payments	18,675,630
Less present value adjustment	(7,541,299)
Operating lease liabilities	11,134,331
Less current lease liabilities	(534,390)
Lease liabilities, net of current portion	$10,599,941

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

Distributor Bankruptcy and Subsequent Reserve Adjustment – On July 26, 2026, Republic National Distributing Company (“RNDC”), a distributor of the Company, filed for Chapter 11 bankruptcy protection. Following this filing, the Company evaluated the collectability of receivables associated with the specific RNDC territories identified in the bankruptcy petition and increased its allowance for credit losses by approximately $1.1 million. This targeted reserve reflects management’s estimate of expected credit losses related to those territories.

The Company is in the process of transitioning all distributor relationships in the affected markets and based on current plans and contracted partners, does not anticipate any long-term disruption to its ability to distribute products effectively.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Such policies were unchanged during the six months ended June 30, 2026.

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

The Company’s wines are made from grapes grown in vineyards owned, leased or contracted by the Company, and from grapes purchased from other vineyards. The grapes are harvested, fermented and made into wine primarily at the Company’s winery in Turner, Oregon (the “Winery”) and the wines are sold principally under the Company’s Willamette Valley Vineyards label, but also under the Griffin Creek, Pambrun, Elton, Maison Bleue, Metis, Natoma, Pere Ami, Domaine Willamette and Tualatin Estates labels. The Company also owns the Tualatin Estate Vineyards and Winery, located near Forest Grove, Oregon and the Domaine Willamette Winery located near Dundee, Oregon. The Company generates revenues from the sales of wine to wholesalers and direct to consumers.

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and the opening of new locations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 21,381 new preferred stockholders many of which the Company believes are wine enthusiasts that are current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities.

The Company sold 87,655 and 80,489 cases of produced wine during the six months ended June 30, 2026 and 2025, respectively, an increase of 7,166 cases, or 8.9% in the current year period over the prior year period. The increase in wine case sales was the result of increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At June 30, 2026, wine inventory included 165,930 cases of bottled wine and 523,103 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 67,212 cases during the six months ended June 30, 2026.

Willamette Valley Vineyards continues to receive positive recognition through national magazines, regional publications, local newspapers and online bloggers including the accolades below.

The tasting room at the Company’s Estate Winery in the Salem Hills, Oregon was awarded the Best Wine Tasting Room in the country by USA Today in their 10 Best Readers’ Choice Awards for the third consecutive year. The Company was also awarded the #1 Best Wine Club in the nation by USA Today.

James Suckling rated the 2024 Ingram Estate Pinot Noir, 2024 Kittyhawk Pinot Noir and 2024 Dry Riesling 94 points, the 2024 Whole Cluster Pinot Noir, 2023 Fuller Pinot Noir and 2024 Tualatin Estate Chardonnay 93 points, plus the 2024 Dry Gewürztraminer 92 points.

Paul Gregutt rated the Company’s 2023 Bernau Estate Pinot Noir and 2022 Elton Pinot Noir 92 points, and 91 points to the 2024 Estate Pinot Gris.

The Company’s National Sales 2024 Pinot Gris was awarded 92 points and a Gold Medal from the 2026 Sunset Magazine Competition.

Beverage Dynamics scored the 2024 Dijon Clone Chardonnay 94 points and the Company’s National Sales 2024 Pinot Gris 90 points.

Vinous scored the Company’s 2023 Maison Bleue Frontière Syrah 94 points, 92 points for the 2022 Domaine Willamette Brut, 2022 Domaine Willamette Blanc de Noirs, 2023 Pambrun Malbec, 2023 Maison Bleue Bourgeois Grenache and 2023 Hannah Pinot Noir, plus the 2024 Dijon Clone Chardonnay received 90 points.

Wine Enthusiast Magazine rated the 2017 Domaine Willamette Extended Tirage Brut 94 points and Editor’s Choice, the 2022 Loeza Pinot Noir 93 points and Cellar Selection, the 2022 Domaine Willamette Blanc de Noirs 93 points, the 2024 Dijon Clone Chardonnay 92 points, 2022 Domaine Willamette Brut and 2023 Pambrun Malbec both received 90 points.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended June 30, 2026 and 2025 were $10,036,275 and $10,195,763, respectively, a decrease of $159,488, or 1.6%, in the current year period over the prior year period. This decrease was caused by a decrease in direct sales of $262,493, partly offset by an increase in sales through distributors of $103,005 in the current year three-month period over the prior year period. The decrease in revenue from direct sales was primarily related to lower outpost sales. Sales revenue for the six months ended June 30, 2026 and 2025 were $18,292,428 and $17,737,346, respectively, an increase of $555,082, or 3.1%, in the current year period over the prior year period. This increase was caused by an increase in revenues from distributor sales of $900,684 and a decrease in revenues from direct sales of $345,602 in the current year period over the prior year period. The decrease in revenues from direct sales was primarily the result of lower outpost sales in the current year.

Cost of Sales

Cost of Sales for the three months ended June 30, 2026 and 2025 were $4,262,550 and $3,979,145, respectively, an increase of $283,405, or 7.1%, in the current period over the prior year period. This change was primarily the result of higher cost products sold in the current quarter compared to the same quarter last year. Cost of Sales for the six months ended June 30, 2026 and 2025 were $7,489,639 and $6,761,620, respectively, an increase of $728,019 or 10.8%, in the current period over the prior year period. This change was primarily the result of higher cost products sold in the first six months of 2026 when compared to the same period in 2025.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2026 and 2025 was 57.5% and 61.0%, respectively, a decrease of 3.5 percentage points in the current year period over the prior year period, mostly as a result of higher costs of products compared to the same quarter of 2025. Gross profit as a percentage of net sales for the six months ended June 30, 2026 and 2025 was 59.1% and 61.9%, respectively, a decrease of 2.8 percentage points in the current year period over the prior year period. The decrease was primarily the result of higher costs of products in direct and distributor sales in the first six months of 2026 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 was $7,127,694 and $5,818,454 respectively, an increase of $1,309,240, or 22.5%, in the current quarter over the same quarter in the prior year. This increase was primarily the result of an increase in the allowance for credit losses associated with the bankruptcy filing of Republic National Distributing Company (“RNDC”), a distributor of the Company. In addition, selling labor and benefits in the current quarter compared to the same quarter last year were up slightly. Selling, general and administrative expense for the six months ended June 30, 2026 and 2025 was $12,834,552 and $11,447,540, respectively, an increase of $1,387,012, or 12.1%, in the current year period over the prior year period. This increase was primarily the result of an increase in the allowance for credit losses associated with the RNDC bankruptcy filing. In addition, selling labor and benefits in the first six months compared to the first six months last year were up slightly.

Interest Expense

Interest expense for the three months ended June 30, 2026 and 2025 was $267,994 and $270,145, respectively, a decrease of $2,151 or 0.8%, in the second quarter of 2026 over the same quarter in the prior year. Interest expense for the six months ended June 30, 2026 and 2025 was $555,307 and $568,366, respectively, a decrease of $13,058 or 2.3%, in the current year period over the prior year period. The decrease in interest expense for the second quarter and first six months of 2026 was primarily the result of lower credit line balances compared to the second quarter and first six months of 2025.

Income Taxes

The income tax impact for the three months ended June 30, 2026 and 2025 was a benefit of $229,537 and expense of $37,774. The Company’s estimated federal and state combined income tax rate was 25.5% and 28.9% for the three months ended June 30, 2026 and 2025. The income tax benefit for the six months ended June 30, 2026 and 2025 was $422,952 and $258,968, respectively, an increase of $163,984 or 63.3% in the current year period over the prior year period, mostly a result of a higher pre-tax loss in the first six months of 2026, compared to the same period in 2025. The Company’s estimated federal and state combined income tax rate was 25.5% and 28.9% for the six months ended June 30, 2026 and 2025.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2026 and 2025 was ($1,389,876) and $92,795, respectively, a decrease of $1,482,671, in the second quarter of 2026 over the same quarter in the prior year. Net loss for the six months ended June 30, 2026 and 2025 was $1,954,948 and $636,186, respectively, an increase of $1,318,763, or 207.3%, in the current year period over the prior year period. The decrease in net income for the second quarter and increase in net loss for the first half of 2026, compared to the comparable periods in 2025, was primarily the result of lower gross profit and higher selling expenses and increased allowance for credit losses in 2026.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2026 and 2025 was $1,995,947 and $470,381, respectively, an increase of $1,525,566, or 324.3%, in the second quarter of 2026 over the same quarter in the prior year. Net loss applicable to common shareholders for the six months ended June 30, 2026 and 2025 was $3,167,091 and $1,762,539, respectively, an increase in net loss of $1,404,552, or 79.7%, in the current year period over the prior year period. The increase in loss applicable to common shareholders in the second quarter and the first six months of 2026, compared to the same period of 2025, was the result of a higher net loss in the current period.

Liquidity and Capital Resources

At June 30, 2026, the Company had a working capital balance of $23.7 million and a current working capital ratio of 2.92:1.

At June 30, 2026, the Company had a cash balance of $589,502. At December 31, 2025, the Company had a cash balance of $410,886.

Total cash generated from operating activities in the six months ended June 30, 2026 was $2,745,399. Cash generated from operating activities for the six months ended June 30, 2026 was primarily associated with lower accounts receivables, lower inventories and higher accounts payable, being partially offset by reduced grapes payable.

Total cash used in investing activities in the six months ended June 30, 2026 was $124,248. Cash used in investing activities for the six months ended June 30, 2026 consisted of cash used on equipment and vineyard development costs.

Total cash used in financing activities in the six months ended June 30, 2026 was $2,442,535. Cash used in financing activities for the six months ended June 30, 2026 primarily consisted of payments on the line of credit and payments on long term debt, being partially offset by an increase in bank overdraft proceeds.

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the "Credit Agreement") that allows borrowing against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5% with a floor of 7.0%, is payable monthly, and is subject to renewal. In July 2026 the line of credit was renewed for $4,000,000. The Company had an outstanding line of credit balance of $634,842 at June 30, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%.

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

As of June 30, 2026, the Company had a 15-year installment note payable of $825,152, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of June 30, 2026, the Company had a total long-term debt balance of $14,686,418, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $149,342. As of December 31, 2025, the Company had a total long-term debt balance of $15,184,395, exclusive of debt issuance costs of $158,837.

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

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522).

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 16, 2016 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

19.1	Corporate Policy Regarding Confidential Information and Insider Trading (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Hazlett pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: August 12, 2026	By	/s/ James W. Bernau
James W. Bernau
President
(Principal Executive Officer)

Date: August 12, 2026	By	/s/ John Hazlett
John Hazlett
Chief Financial Officer
(Principal Accounting and Financial Officer)