Form 10-Q
period 2026-09-30
WILLAMETTE VALLEY VINEYARDS INC
filed 2026-11-12
CIK 838875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of common stock outstanding as of November 11, 2026: 4,979,529

WILLAMETTE VALLEY VINEYARDS, INC.

PART I: FINANCIAL INFORMATION

Item 1 – Financial Statements

WILLAMETTE VALLEY VINEYARDS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$609,194	$410,886
Accounts receivable, net	2,748,596	4,511,460
Inventories	32,823,025	33,380,079
Prepaid expenses and other current assets	294,517	659,033
Income tax receivable	811,415	44,117
Total current assets	37,286,747	39,005,575

Other assets	13,824	13,824
Vineyard development costs, net	8,544,737	8,626,391
Property and equipment, net	47,620,675	49,404,999
Operating lease right of use assets	10,230,254	10,684,810

TOTAL ASSETS	$103,696,237	$107,735,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,779,554	$1,546,997
Accrued expenses	1,934,237	1,909,084
Investor deposits for preferred stock	804,740	2,057,265
Bank overdraft	830,533	-
Line of credit	636,350	3,140,140
Note payable	794,951	884,221
Current portion of long-term debt	3,146,307	1,008,215
Current portion of lease liabilities	560,461	490,247
Unearned revenue	2,271,434	2,776,919
Grapes payable	756,721	654,832
Total current liabilities	14,515,288	14,467,920

Long-term debt, net of current portion and debt issuance costs	11,143,272	14,017,343
Lease liabilities, net of current portion	10,450,330	10,881,501
Deferred income taxes	2,180,660	2,180,660
Total liabilities	38,289,550	41,547,424

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY

Redeemable preferred stock, no par value, 100,000,000 shares authorized, 11,022,522 shares issued and outstanding, liquidation preference $47,561,679, at September 30, 2026 and 10,239,573 shares issued and outstanding, liquidation preference $42,494,228, at December 31, 2025.	47,318,197	43,357,396
Common stock, no par value, 10,000,000 shares authorized, 4,979,529 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	8,719,253	8,637,560
Retained earnings	9,369,237	14,193,219
Total shareholders’ equity	65,406,687	66,188,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,696,237	$107,735,599

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
SALES, NET	$8,901,461	$8,353,200	$27,193,889	$26,090,546
COST OF SALES	3,580,662	3,349,228	11,070,302	10,110,848

GROSS PROFIT	5,320,799	5,003,972	16,123,587	15,979,698

OPERATING EXPENSES
Sales and marketing	4,613,909	4,444,433	13,121,567	12,605,778
General and administrative	1,816,706	1,773,066	6,143,600	5,059,261
Total operating expenses	6,430,615	6,217,499	19,265,167	17,665,039

LOSS FROM OPERATIONS	(1,109,816)	(1,213,527)	(3,141,580)	(1,685,341)

OTHER INCOME (EXPENSE)
Interest expense, net	(259,763)	(304,957)	(815,070)	(873,323)
Other income (expense), net	8,240	(18,662)	217,410	126,364

LOSS BEFORE INCOME TAXES	(1,361,339)	(1,537,146)	(3,739,240)	(2,432,300)

INCOME TAX BENEFIT	310,519	444,696	733,471	703,664

NET LOSS	(1,050,820)	(1,092,450)	(3,005,769)	(1,728,636)

Accrued preferred stock dividends	(606,071)	(563,177)	(1,818,213)	(1,689,530)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,656,891)	$(1,655,627)	$(4,823,982)	$(3,418,166)

Loss per common share after preferred dividends, basic and diluted	$(0.33)	$(0.33)	$(0.97)	$(0.69)

Weighted-average number of common shares outstanding, basic and diluted	4,979,529	4,964,529	4,979,529	4,964,529

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2026
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2025	10,239,573	$43,357,396	4,979,529	$8,637,560	$14,193,219	$66,188,175
Issuance of preferred stock, net	779,899	2,142,588	-	-	-	2,142,588
Stock based compensation	-	-	-	21,035	-	21,035
Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-
Net loss	-	-	-	-	(565,073)	(565,073)
Balance at March 31, 2026	11,019,472	46,106,055	4,979,529	8,658,595	13,022,075	67,786,725
Issuance of preferred stock, net	400	-	-	-	-	-
Stock based compensation	-	-	-	21,035	-	21,035
Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-
Net loss	-	-	-	-	(1,389,876)	(1,389,876)
Balance at June 30, 2026	11,019,872	46,712,126	4,979,529	8,679,630	11,026,128	66,417,884
Issuance of preferred stock, net	2,650	-	-	-	-	-
Stock based compensation	-	-	-	39,623	-	39,623
Preferred stock dividends accrued	-	606,071	-	-	(606,071)	-
Net loss	-	-	-	-	(1,050,820)	(1,050,820)
Balance at September 30, 2026	11,022,522	$47,318,197	4,979,529	$8,719,253	$9,369,237	$65,406,687

	Nine-Month Period Ended September 30, 2025
	Redeemable
	Preferred Stock		Common Stock		Retained
	Shares	Dollars	Shares	Dollars	Earnings	Total
Balance at December 31, 2024	10,239,573	$43,357,396	4,964,529	$8,512,489	$17,363,845	$69,233,730
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(728,981)	(728,981)
Balance at March 31, 2025	10,239,573	43,920,573	4,964,529	8,512,489	16,071,687	68,504,749
Preferred stock dividends accrued	-	563,176	-	-	(563,176)	-
Net income	-	-	-	-	92,795	92,795
Balance at June 30, 2025	10,239,573	44,483,749	4,964,529	8,512,489	15,601,306	68,597,544
Stock based compensation	-	-	-	89,132	-	89,132
Preferred stock dividends accrued	-	563,177	-	-	(563,177)	-
Net loss	-	-	-	-	(1,092,450)	(1,092,450)
Balance at September 30, 2025	10,239,573	$45,046,926	4,964,529	$8,601,621	$13,945,679	$67,594,226

The accompanying notes are an integral part of this condensed financial statement

WILLAMETTE VALLEY VINEYARDS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,005,769)	$(1,728,636)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,391,805	2,441,167
Provision for credit losses	1,071,037	-
Loss on disposition of property & equipment	-	21,212
Common stock compensation expense	81,693	89,132
Non-cash lease expense	454,556	492,003
Debt issuance costs	14,244	15,323
Change in operating assets and liabilities:
Accounts receivable	691,827	959,304
Inventories	557,054	(1,359,690)
Prepaid expenses and other current assets	364,516	158,135
Income taxes receivable	(767,298)	(766,164)
Unearned revenue	(505,485)	(433,442)
Lease liabilities	(360,957)	(373,186)
Grapes payable	101,889	(961,234)
Accounts payable	999,736	154,251
Accrued expenses	25,153	(153,877)
Net cash from operating activities	2,114,001	(1,445,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to vineyard development costs	(69,185)	(55,955)
Additions to property and equipment	(223,821)	(256,593)
Net cash from investing activities	(293,006)	(312,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on installment note for property purchase	(89,270)	(82,865)
Proceeds from bank overdraft	830,533	127,275
Payments on line of credit	(2,503,790)	(1,241,257)
Payments on long-term debt	(750,223)	(1,626,515)
Proceeds from investor deposits held as liability	804,740	1,621,598
Proceeds from long-term debt	-	3,011,697
Proceeds from issuance of preferred stock	85,323	-
Net cash from financing activities	(1,622,687)	1,809,933

NET CHANGE IN CASH AND CASH EQUIVALENTS	198,308	51,683

CASH AND CASH EQUIVALENTS, beginning of period	410,886	320,883

CASH AND CASH EQUIVALENTS, end of period	$609,194	$372,566

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment and vineyard development costs included in accounts payable	$232,821	$150,748
Reduction in investor deposits for preferred stock	$2,057,265	$-
Accrued preferred stock dividends	$1,818,213	$1,689,530

The accompanying notes are an integral part of this condensed financial statement

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Willamette Valley Vineyards, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026, or any portion thereof.

The Company’s revenues include direct to consumer sales and national sales to distributors. These sales channels utilize shared resources for production, selling, and distribution.

Basic loss per share after preferred stock dividends are computed based on the weighted-average number of common shares outstanding each period.

The following table presents the earnings per share after preferred stock dividends calculation for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator

Net loss	$(1,050,820)	$(1,092,450)	$(3,005,769)	$(1,728,636)
Accrued preferred stock dividends	(606,071)	(563,177)	(1,818,213)	(1,689,530)

Net loss applicable to common shares	$(1,656,891)	$(1,655,627)	$(4,823,982)	$(3,418,166)

Denominator

Weighted-average number of common shares outstanding basic and diluted	4,979,529	4,964,529	4,979,529	4,964,529

Loss per common share after preferred dividends, basic and diluted	$(0.33)	$(0.33)	$(0.97)	$(0.69)

Subsequent to the filing of the 2025 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on the Company’s unaudited interim condensed financial statements.

2) INVENTORIES

The Company’s inventories, by major classification, are summarized as follows, as of the dates shown:

	September 30, 2026	December 31, 2025
Winemaking and packaging materials	$1,043,470	$1,173,281
Work-in-process (costs relating to unprocessed and/or unbottled wine products)	14,498,273	16,337,096
Finished goods (bottled wine and related products)	17,281,282	15,869,702

Total inventories	$32,823,025	$33,380,079

3) PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following, as of the dates shown:

	September 30, 2026	December 31, 2025
Construction in progress	$1,021,417	$645,675
Land, improvements, and other buildings	15,342,674	15,342,674
Winery, tasting room buildings, and hospitality center	44,123,730	44,123,730
Equipment	21,265,984	21,185,084

	81,753,805	81,297,163

Accumulated depreciation	(34,133,130)	(31,892,164)

Property and equipment, net	$47,620,675	$49,404,999

Depreciation expense for the three months ended September 30, 2026 and 2025 was $741,241 and $757,851, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $2,240,966 and $2,289,716, respectively.

4) DEBT

Line of Credit Facility – In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5% with a floor of 7.0%, is payable monthly, and is subject to renewal. In July 2026 the line of credit was renewed for $4,000,000. The Company had an outstanding line of credit balance of $636,350 at September 30, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%.

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

Notes Payable – In February 2017, the Company purchased property, including vineyard land, bare land, and structures in the Dundee Hills American Viticultural Area (AVA) under terms that included a 15 year note payable with quarterly payments of $42,534, bearing interest at 6%. The note may be called by the owner, up to the outstanding balance, with 180 days written notice. As of September 30, 2026, the Company had a balance of $794,951 due on this note. As of December 31, 2025, the Company had a balance of $884,221 due on this note.

Long-Term Debt – The Company has four long term debt agreements with AgWest with an aggregate outstanding balance of $14,434,173 and $15,184,395 as of September 30, 2026 and December 31, 2025, respectively. The first two outstanding loans require monthly principal and interest payments of $62,067 for the life of the loans, at annual fixed interest rates of 4.75% and 5.21%, and with maturity dates of 2028 and 2032, respectively. These loans are collateralized against the property on the main estate in Salem. The third loan requires monthly principal and interest payments of $87,989 at an annual interest rate of 6.66%, and with a maturity date of 2039. The fourth loan allows borrowings up to $4,350,000 against property defined in the agreement. The line of credit bears interest at 7.10% and has a maturity date of April 1, 2027. The general purposes of these loans were to make capital improvements to the winery and vineyard facilities.

As of September 30, 2026, future minimum principal payments of long-term debt are as follows for the years ending December 31:

2026	257,911
2027	3,161,511
2028	1,130,790
2029	1,007,284
2030	1,068,929
Thereafter	7,807,748

$14,434,173

As of September 30, 2026, the Company had unamortized debt issuance costs of $144,594. As of December 31, 2025, the Company had unamortized debt issuance costs of $158,837.

5) INTEREST AND TAXES PAID

Income taxes – The Company paid $8,000 in income taxes for the three months ended September 30, 2026 and $17,500 in income taxes for the three months ended September 30, 2025. The Company paid $23,828 in income taxes for the nine months ended September 30, 2026 and $62,500 in income taxes for the nine months ended September 30, 2025.

Interest – The Company paid $197,922 and $227,510 for the three months ended September 30, 2026 and 2025, respectively, in interest on debt and the line of credit. The Company paid $685,850 and $723,311 for the nine months ended September 30, 2026 and 2025, respectively, in interest on debt and the line of credit.

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

The following table outlines the sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the three and nine month periods ended September 30, 2026 and 2025. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Sales, net	$4,692,721	$4,636,319	$4,208,740	$3,716,881	$-	$-	$8,901,461	$8,353,200
Cost of sales	1,286,581	1,350,484	2,294,081	1,998,744	-	-	3,580,662	3,349,228
Gross profit	3,406,140	3,285,835	1,914,659	1,718,137	-	-	5,320,799	5,003,972
Selling expenses	3,546,976	3,391,143	842,465	778,617	224,468	274,673	4,613,909	4,444,433
Contribution margin	$(140,836)	$(105,308)	$1,072,194	$939,520
Percent of total sales	52.7%	55.5%	47.3%	44.5%
General and administration expenses					1,816,706	1,773,066	1,816,706	1,773,066
Loss from operations							$(1,109,816)	$(1,213,527)

	Nine Months Ended September 30,
	Direct Sales		Distributor Sales		Unallocated		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Sales, net	$14,155,567	$14,444,767	$13,038,322	$11,645,779	$-	$-	$27,193,889	$26,090,546
Cost of sales	4,052,137	3,987,946	7,018,165	6,122,902	-	-	11,070,302	10,110,848
Gross profit	10,103,430	10,456,821	6,020,157	5,522,877	-	-	16,123,587	15,979,698
Selling expenses	9,982,141	9,732,449	2,411,644	2,072,256	727,782	801,073	13,121,567	12,605,778
Contribution margin	$121,289	$724,372	$3,608,513	$3,450,621
Percent of total sales	52.1%	55.4%	47.9%	44.6%
General and administration expenses					6,143,600	5,059,261	6,143,600	5,059,261
Loss from operations							$(3,141,580)	$(1,685,341)

7) SALE OF PREFERRED STOCK

On July 1, 2022, the Company filed a shelf Registration Statement on Form S-3 (the “July 2022 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the July 2022 Form S-3 is not to exceed $20,000,000. From August 1, 2022 to November 1, 2022 the Company filed with the SEC four Prospectus Supplements to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to an aggregate of 1,076,578 shares of Series A Redeemable Preferred Stock having proceeds not to exceed an aggregate of $5,636,714. Each of these Prospectus Supplements established that our shares of preferred stock were to be sold in one to three offering periods offering prices including $5.15 per share, $5.25 per share and $5.35 per share. Net proceeds of $3,558,807 have been received under these offerings as of July 12, 2025 when the shelf registration expired.

On June 30, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 727,835 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $3,530,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in two offering periods with two separate offering prices beginning with an offering price of $4.85 per share and concluding with an offering of $5.35 per share. On October 27, 2023, the Company filed with the SEC a Prospectus Supplement to the July 2022 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 288,659 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,400,000. This Prospectus Supplement established that our shares of preferred stock were to be sold in one offering period with an offering price of $4.85 per share. Net proceeds of $3,938,066 have been received under these offerings as of July 12, 2025 when the shelf registration expired.

On June 17, 2025, the Company filed a shelf Registration Statement on Form S-3 (the “June 2025 Form S-3”) with the United States Securities and Exchange Commission (the “SEC”) pertaining to the potential future issuance of one or more classes or series of debt, equity, or derivative securities. The maximum aggregate offering amount of securities sold pursuant to the June 2025 Form S-3 is not to exceed $20,000,000. On July 3, 2025, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 1,343,284 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $4,500,000. Net proceeds of $2,142,588 have been received under this offering as of September 30, 2026 for the issuance of Preferred Stock. On June 26, 2026, the Company filed with the SEC a Prospectus Supplement to the June 2025 Form S-3, pursuant to which the Company proposed to offer and sell, on a delayed or continuous basis, up to 555,555 shares of Series A Redeemable Preferred Stock having proceeds not to exceed $1,750,000. Net proceeds of $804,740 have been received under this offering as of September 30, 2026.

Shareholders have the option to receive dividends as cash or as a gift card for purchasing Company products. The amount of unused dividend gift cards at September 30, 2026 and December 31, 2025 was $1,466,397 and $2,031,377, respectively, and is recorded as unearned revenue on the balance sheets. Revenue from gift cards is recognized when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized as revenue. We determine the gift card breakage rate based upon Company-specific historical redemption patterns. To date we have determined that no breakage should be recognized related to our gift cards.

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

During the nine months ended September 30, 2026, the Company granted no awards under the 2025 Plan. As of June 30, 2026, 15,000 shares of the Company’s common stock had been issued under the 2025 Plan and an additional 270,000 shares of the Company’s common stock were issuable pursuant to outstanding awards granted under the 2025 Plan.

The Company recognized $39,623 in stock-based compensation expense during the three months ended September 30, 2026 related to the 2025 Plan and $89,132 stock-based compensation expense during the three months ended September 30, 2025.

The Company recognized $81,693 in stock-based compensation expense during the nine months ended September 30, 2026 related to the 2025 Plan and $89,132 stock-based compensation expense during the nine months ended September 30, 2025.

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

The following tables provide lease cost and other lease information:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Lease Cost
Operating lease cost - Vineyards	$375,544	$375,544
Operating lease cost - Other	700,254	734,486
Short-term lease cost	27,488	31,683

Total lease cost	$1,103,286	$1,141,713

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases - Vineyard	$356,601	$351,512
Operating cash flows from operating leases - Other	$625,598	$657,253
Weighted-average remaining lease term - Operating leases in years	13.44	14.25
Weighted-average discount rate - Operating leases	7.71%	7.67%

Right-of-use assets obtained in exchange for new operating lease obligations were zero for the nine months ended September 30, 2026, and $22,362 for the nine months ended September 30, 2025.

As of September 30, 2026, maturities of lease liabilities were as follows:

Operating
Years Ended December 31,	Leases
2026	$332,761
2027	1,376,460
2028	1,369,170
2029	1,379,314
2030	1,389,760
Thereafter	12,499,288
Total minimal lease payments	18,346,753
Less present value adjustment	(7,335,962)
Operating lease liabilities	11,010,791
Less current lease liabilities	(560,461)
Lease liabilities, net of current portion	$10,450,330

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

Distributor Bankruptcy and Credit Loss Reserve Status — On July 26, 2026, Republic National Distributing Company (“RNDC”), a distributor of the Company, filed for Chapter 11 bankruptcy protection. Following this filing, the Company evaluated the collectability of receivables associated with the specific RNDC territories identified in the bankruptcy petition and increased its allowance for credit losses by approximately $1.1 million. During the current quarter, the Company filed formal proofs of claim within the bankruptcy proceedings. Based on the current status of the liquidation plans and the priority of competing claims, management does not anticipate a material recovery or settlement. The previously established allowance of $1.1 million continues to reflect management’s best estimate of expected credit losses, and the underlying receivables will be written off against the allowance once the bankruptcy process concludes or a final distribution determination is issued.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, collection of accounts receivable, valuation of inventories, and amortization of vineyard development costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Such policies were unchanged during the nine months ended September 30, 2026.

Overview

The Company, one of the largest wine producers in Oregon by volume, believes its success is dependent upon its ability to: (1) grow and purchase high quality vinifera wine grapes; (2) vinify the grapes into premium, super-premium and ultra-premium wine; (3) achieve significant brand recognition for its wines, first in Oregon, and then nationally and internationally; (4) effectively distribute and sell its products nationally; and (5) continue to build on its base of direct to consumer sales.

The Company’s goal is to continue to build on a reputation for producing some of Oregon’s finest, most sought-after wines. The Company has focused on positioning itself for strategic growth through property purchases, property development and issuance of the Company’s Series A Redeemable Preferred Stock (the “Preferred Stock”). Management expects near-term financial results to be negatively impacted by these activities as a result of incurring costs of accrued preferred stock dividends, strategic planning and development costs and other growth associated costs.

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

Direct to consumer sales primarily include sales through the Company’s tasting rooms, telephone, internet and wine club. Direct to consumer sales are at a higher unit price than sales through distributors due to prices received being closer to retail than those prices paid by wholesalers. The Company continues to emphasize growth in direct to consumer sales through the Company’s existing tasting rooms and the opening of new locations, and growth in wine club membership. Additionally, the Company’s Preferred Stock sales since August 2015 have resulted in approximately 21,381 new preferred stockholders, many of which the Company believes are wine enthusiasts that are current and potential customers of the Company.

Periodically, the Company will sell grapes or bulk wine, due to them not meeting Company standards or being in excess of production targets, however this is not a significant part of the Company’s activities.

The Company sold 126,641 and 118,312 cases of produced wine during the nine months ended September 30, 2026 and 2025, respectively, an increase of 8,329 cases, or 7.0% in the current year period over the prior year period. The increase in wine case sales was the result of increased case sales through distributors.

Cost of sales includes grape costs, whether purchased or grown at Company vineyards, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For grapes grown at Company vineyards, costs include farming expenditures and amortization of vineyard development costs.

At September 30, 2026, wine inventory included 197,443 cases of bottled wine and 525,444 gallons of bulk wine in various stages of the aging process. Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage. The Winery bottled 139,987 cases during the nine months ended September 30, 2026.

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

James Suckling rated the 2023 Métis Walla Walla Red Blend 93 points, plus the Company’s Maison Bleue wines scored 93 points for the 2023 Frontière Syrah, 2023 Voyageur Syrah 92 points and 2023 Bourgeois Grenache 90 points.

Beverage Dynamics scored the 2024 Whole Cluster Pinot Noir 97 points and the 2024 Tualatin Estate Chardonnay 94 points.

Jeb Dunnuck rated the Company’s 2023 Vintage 50 Chardonnay 90 points.

2026 USA Wine Ratings scored the 2024 Sauvignon Blanc 90 points.

The Company’s National Sales 2024 Riesling was the August Cellar Select from Oregon Wine Press, 90 points and a Gold Medal from Next Gen International Wine Awards.

RESULTS OF OPERATIONS

Revenue

Sales revenue for the three months ended September 30, 2026 and 2025 were $8,901,461 and $8,353,200, respectively, an increase of $548,261, or 6.6%, in the current year period over the prior year period. This increase was caused by an increase in direct sales of $56,402, and an increase in sales through distributors of $491,859 in the current year three-month period over the prior year period. The increase in revenue from direct sales was primarily related to higher tasting room sales. Sales revenue for the nine months ended September 30, 2026 and 2025 were $27,193,889 and $26,090,546, respectively, an increase of $1,103,343, or 4.2%, in the current year period over the prior year period. This increase was caused by a slight decrease in revenues from direct sales of $289,200 and an increase in revenues from sales through distributors of $1,392,543 in the current year period over the prior year period. The increase in revenues from sales through distributors was primarily the result of higher case sales in the current year.

Cost of Sales

Cost of Sales for the three months ended September 30, 2026 and 2025 were $3,580,662 and $3,349,228, respectively, an increase of $231,434, or 6.9%, in the current period over the prior year period. This change was primarily the result of overall higher sales volumes in the current quarter compared to the same quarter last year. Cost of Sales for the nine months ended September 30, 2026 and 2025 were $11,070,302 and $10,110,848, respectively, an increase of $959,454 or 9.5%, in the current period over the prior year period. This change was primarily the result of higher sales volumes through distributors in the first nine months of 2026 when compared to the same period in 2025.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2026 and 2025 was 59.8% and 59.9%, respectively, a decrease of 0.1 percentage points in the current year period over the prior year period, mostly as a result of higher sales volumes through distributors compared to the same quarter last year. Gross profit as a percentage of net sales for the nine months ended September 30, 2026 and 2025 was 59.3% and 61.2%, respectively, a decrease of 1.9 percentage points in the current year period over the prior year period. The decrease was primarily the result of higher mix of distributor sales in the first nine months of 2026 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 was $6,430,615 and $6,217,499 respectively, an increase of $213,116, or 3.4%, in the current quarter over the same quarter in the prior year. The increase was primarily the result of an increase in selling and marketing expenses of $169,476, or 3.8% and an increase in general and administrative expenses of $43,640, or 2.5% in the current quarter compared to the same quarter last year. Selling, general and administrative expense for the nine months ended September 30, 2026 and 2025 was $19,265,167 and $17,665,039, respectively, an increase of $1,600,128, or 9.1%, in the current year period over the prior year period. This increase was primarily the result of an increase in the allowance for credit losses associated with the bankruptcy filing of Republic National Distributing Company (“RNDC”), a distributor of the Company, in July 2026. In addition, selling and marketing expense in the first nine months compared to the first nine months last year were up $515,789 or 4.1% compared to the same period in the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2026 and 2025 was $259,763 and $304,957, respectively, a decrease of $45,194 or 14.8%, in the third quarter of 2026 over the same quarter in the prior year. Interest expense for the nine months ended September 30, 2026 and 2025 was $815,070 and $873,323, respectively, a decrease of $58,253 or 6.7%, in the current year period over the prior year period. The decrease in interest expense for the third quarter and first nine months of 2026 was primarily the result of decreased long-term debt in these periods compared to the third quarter and first nine months of 2025.

Income Taxes

The income tax benefit for the three months ended September 30, 2026 and 2025 was $310,519 and $444,696, respectively, a decrease of $134,177 or 30.2%, in the third quarter of 2026 over the same quarter in the prior year. This decrease was mostly due to a lower estimated full year effective tax rate as a result of the credit losses associated with the RNDC bankruptcy being incorporated into the Q3 calculation. The Company’s estimated federal and state combined income tax rate was 21.7% and 28.9% for the three months ended September 30, 2026 and 2025, respectively. The income tax benefit for the nine months ended September 30, 2026 and 2025 was $733,471 and $703,664, respectively, an increase of $29,807 or 4.2% in the current year period over the prior year period, mostly as a result of the Company’s aforementioned lower estimated combined federal and state income tax rate as a result of the credit losses associated with the RNDC bankruptcy. The Company’s estimated federal and state combined income tax rate was 21.7% and 28.9% for the nine months ended September 30, 2026 and 2025, respectively.

Net Loss

Net loss for the three months ended September 30, 2026 and 2025 was $1,050,820 and $1,092,450, respectively, a decrease of $41,630 or 3.8%, in the third quarter of 2026 over the same quarter in the prior year. This decrease was primarily driven by higher sales in the current period over the prior year period. Net loss for the nine months ended September 30, 2026 and 2025 was $3,005,769 and $1,728,636, respectively, an increase of $1,277,133, or 73.9%, in the current year period over the prior year period. The increase in net loss for the first nine months of 2026, compared to the comparable periods in 2025, was primarily the result of an increase in the allowance for credit losses associated with the RNDC bankruptcy filing, more than offsetting higher gross profit driven by increased sales revenue from sales through distributors in the current period compared to the same period in 2025.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2026 and 2025 was $1,656,891 and $1,655,627 respectively, an increase of $1,264, or 0.1%, in the third quarter of 2026 over the same quarter in the prior year. This increase was primarily driven by the lower tax benefit in the current period over the prior year period. The net loss applicable to common shareholders for the nine months ended September 30, 2026 and 2025 was $4,823,982 and $3,418,166 respectively, an increase of $1,405,816 or 41.1%, in the current year period over the prior year period. The increase in loss applicable to common shareholders in the first nine months of 2026, compared to the same period of 2025, was primarily the result of an increase in the allowance for credit losses associated with the RNDC bankruptcy filing.

Liquidity and Capital Resources

At September 30, 2026, the Company had a working capital balance of $22.8 million and a current working capital ratio of 2.57:1.

At September 30, 2026, the Company had a cash balance of $609,194. At December 31, 2025, the Company had a cash balance of $410,886.

Total cash generated from operating activities in the nine months ended September 30, 2026 was $2,114,001. Cash from operating activities for the nine months ended September 30, 2026 was primarily associated with lower accounts receivables, lower inventories, higher accounts payable, and higher grapes payable.

Total cash used in investing activities in the nine months ended September 30, 2026 was $293,006. Cash used in investing activities for the nine months ended September 30, 2026 consisted of cash used on equipment and vineyard development costs.

Total cash used in financing activities in the nine months ended September 30, 2026 was $1,622,687. Cash used in financing activities for the nine months ended September 30, 2026 primarily consisted of payments on the line of credit and payments on long term debt, being partially offset by an increase in bank overdraft proceeds.

In December of 2005, the Company entered into a revolving line of credit agreement with Columbia Bank (the “Credit Agreement”) that allows borrowing against eligible accounts receivable and inventories, as defined in the agreement. The revolving line bears interest at prime less 0.5% with a floor of 7.0%, is payable monthly, and is subject to renewal. In July 2026 the line of credit was renewed for $4,000,000. The Company had an outstanding line of credit balance of $636,350 at September 30, 2026, at an interest rate of 7.0%, and an outstanding line of credit balance of $3,140,140 at December 31, 2025, at an interest rate of 7.0%.

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

As of September 30, 2026, the Company had a 15-year installment note payable of $794,951, due in quarterly payments of $42,534, associated with the purchase of property in the Dundee Hills AVA.

As of September 30, 2026, the Company had a total long-term debt balance of $14,434,173, including the portion due in the next year, owed to AgWest, exclusive of debt issuance costs of $144,594. As of December 31, 2025, the Company had a total long-term debt balance of $15,184,395, exclusive of debt issuance costs of $158,837.

The Company believes that cash flow from operations and funds available under the Company’s existing credit facilities and through preferred stock sales will be sufficient to meet the Company’s long-term needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s President and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that review, the President and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports the Company files or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

3.1	Articles of Incorporation of Willamette Valley Vineyards, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.2	Articles of Amendment, dated August 22, 2000 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed on August 14, 2008, File No. 000-21522).

3.3	Articles of Correction to the Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.4	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated June 22, 2015, as corrected on July 22, 2015 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.5	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated March 16, 2016 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on August 11, 2022, File No. 001-37610).

3.6	Articles of Amendment to the Articles of Incorporation of Willamette Valley Vineyards, Inc., dated August 9, 2022. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 13, 2025, File No. 001-37610).

3.7	Amended and Restated Bylaws of Willamette Valley Vineyards, Inc. (incorporated by reference from the Company’s Current Reports on Form 8-K filed on November 20, 2015, File No. 001-37610)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (Filed herewith)

32.1	Certification of James W. Bernau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of John Hazlett pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text. (Filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE VALLEY VINEYARDS, INC.

Date: November 12, 2026	By	/s/ James W. Bernau
James W. Bernau
President
(Principal Executive Officer)

Date: November 12, 2026	By	/s/ John Hazlett
John Hazlett
Chief Financial Officer
(Principal Accounting and Financial Officer)